Form 10-Q
period 2014-03-31
Farmland Partners Inc.
filed 2014-05-20
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001- 36405

FARMLAND PARTNERS INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	46-3769850
(State of Organization)	(IRS Employer Identification No.)

8670 Wolff Court, Suite 240 Westminster, Colorado	80031
(Address of Principal Executive Offices)	(Zip Code)

(720) 452-3100

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 16, 2014, 4,014,283 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2014

Farmland Partners Inc.

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$1,000	$1,000

TOTAL ASSETS	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding	$10	$10
Additional paid-in capital	990	990

TOTAL STOCKHOLDER’S EQUITY	$1,000	$1,000

See accompanying notes.

Farmland Partners Inc.
Notes to the Consolidated Balance Sheets

(Unaudited)

1. Organization

Farmland Partners Inc. (the “Company”) is an internally managed real estate company that owns and seeks to acquire high-quality primary row crop farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. The operations of the Company are carried on primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. At March 31, 2014, the Company had no assets other than cash and had not yet commenced operations.

The Company and the Operating Partnership commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) on April 16, 2014. The IPO resulted in the sale of 3,800,000 shares of common stock at a price per share of $14.00 and generated gross proceeds of $53.2 million. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $48.0 million. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”).

Concurrently with the completion of the IPO, the Company’s predecessor business, FP Land LLC, a Delaware limited liability company (“FP Land”), merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). The Operating Partnership issued 1,945,000 OP Units, having an aggregate value of $27.2 million, as consideration for the merger to Pittman Hough Farms LLC (“Pittman Hough Farms”), which was the sole member of FP Land and is 75% owned by Paul A. Pittman, the Company’s Executive Chairman, President and Chief Executive Officer. As a result of the FP Land Merger, the Operating Partnership succeeded to the business and operations of FP Land, including FP Land’s 100% fee simple interest in a portfolio of 38 farms and three grain storage facilities (collectively, the “Properties”). Upon completion of the IPO and the FP Land Merger, the Company owned approximately 67.4% of the OP Units in the Operating Partnership.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ending December 31, 2014.

The accompanying balance sheets of the Company do not reflect the IPO or the FP Land Merger because those transactions occurred after March 31, 2014.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheets are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated.

Income Taxes

As a REIT, the Company will be permitted to deduct dividends paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Farmland Partners Inc.
Notes to the Consolidated Balance Sheets

(Unaudited)

2. Significant Accounting Policies (Continued)

Offering Costs

In connection with the IPO, affiliates of the Company incurred legal, accounting, and related costs, which were reimbursed by the Company upon the consummation of the IPO. Such costs were deducted from the gross proceeds from the IPO. IPO costs had not been accrued as of March 31, 2014 because the Company did not have an obligation to reimburse its affiliates for such costs until the closing of the IPO. As of March 31, 2014, the Company’s affiliates had incurred costs in connection with the IPO of $1,225,521.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated balance sheets and disclosures of contingent assets and liabilities at the dates of the balance sheets. Actual results could materially differ from those estimates.

3. Stockholder’s Equity

Under the Company’s articles of incorporation, the total number of shares initially authorized for issuance was 1,000 shares of common stock, $0.01 par value per share.  On December 5, 2013, the Company issued 1,000 shares of common stock to its sole stockholder at $1.00 per share.  The shares were repurchased by the Company on April 18, 2014 for $1.00 per share.

On March 24, 2014, the Company amended and restated its articles of incorporation to authorize the issuance of up to 500,000,000 shares of common stock.  Upon completion of the IPO, the Company had 500,000,000 shares of common stock authorized and 4,014,283 shares of common stock issued and outstanding.

4. Subsequent Events

On April 7, 2014, subsidiaries of the Operating Partnership entered into new leases with Astoria Farms and Hough Farms, the Company’s related tenants, for 36 farms and three grain storage facilities, which leases became effective upon completion of the IPO on April 16, 2014.

On April 16, 2014, the Company completed the IPO and the FP Land Merger. The IPO resulted in the sale of 3,800,000 shares of common stock at a price per share of $14.00 and generated gross proceeds of $53.2 million. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $48.0 million. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for OP Units. The Operating Partnership used the net proceeds from the IPO as follows: (i) approximately $12.0 million to repay outstanding indebtedness, of which $766,000 was advanced by Pittman Hough Farms and was reimbursed to Pittman Hough Farms with a portion of the net proceeds from the IPO; and (ii) approximately $55,000 (exclusive of the $766,000 that was reimbursed for amounts advanced by Pittman Hough Farms to repay certain indebtedness) to reimburse Pittman Hough Farms for amounts advanced or incurred in connection with the IPO and related formation transactions. The Operating Partnership intends to use the remaining net proceeds for general corporate purposes, including working capital, future acquisitions and, potentially, paying distributions.

Farmland Partners Inc.
Notes to the Consolidated Balance Sheets

(Unaudited)

4. Subsequent Events (continued)

On April 16, 2014, the REIT and the Operating Partnership entered into a reimbursements agreement with Pittman Hough Farms to reimburse Pittman Hough Farms for costs incurred to complete the IPO and the FP Land Merger.  The amount of the costs that were reimbursed was reduced by interest expense of $78,603 related to outstanding debt, which was accrued by the Operating Partnership as of December 31, 2013.  The net reimbursable amount was $540,474.

Concurrently with the completion of the IPO, the Company issued an aggregate of 214,283 restricted shares of common stock, having an aggregate value of $3.0 million, to the Company’s independent directors, Mr. Pittman, Luca Fabbri, the Company’s Chief Financial Officer, and Jesse J. Hough, the Company’s consultant.

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30.8 million. In connection with the Loan Agreement, PH Farms LLC and Cottonwood Valley Land, LLC, which are wholly owned subsidiaries of the Operating Partnership, unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement. In addition, Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under the Loan Agreement.

On April 18, 2014, the Company entered into purchase agreements, as amended May 7, 2014, with unrelated third-party individuals (together, the “Seller”) to acquire an approximately 3,171-acre row crop farm (the “Farm”) for an aggregate purchase price of approximately $7.64 million in cash (the “Purchase Price”). The Burlington, Colorado-based farm is located primarily in eastern Colorado. In connection with the acquisition, the Company intends to lease the Farm back to the Seller. The acquisition is expected to close no later than May 30, 2014, subject to the satisfaction of certain customary closing conditions. There can be no assurance that these conditions will be satisfied or that the pending acquisition will be consummated on the terms described herein, or at all.

On May 14, 2014, our Board of Directors declared a cash dividend of $0.105 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of July 1, 2014, and is expected to be paid on July 15, 2014.

FP Land LLC

Combined Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Land, at cost	$34,693,573	$34,693,573
Grain facilities	2,563,415	2,563,415
Drainage improvements	779,975	779,975
Irrigation improvements	815,063	768,935
Real estate, at cost	38,852,026	38,805,898
Less accumulated depreciation	(490,369)	(450,474)
Total real estate, net	38,361,657	38,355,424
Cash	34,288	16,805
Deferred financing fees, net	119,626	133,734
Deferred offering costs	1,225,521	699,013
Accounts receivable	1,119,339	463,700

TOTAL ASSETS	$40,860,431	$39,668,676

LIABILITIES AND MEMBERS’ DEFICIT
LIABILITIES
Mortgage notes payable	$42,059,137	$43,065,237
Accrued interest	383,250	78,603
Accrued property taxes	49,797	—
Accrued expenses	1,796,237	1,248,758
Total liabilities	44,288,421	44,392,598

Commitments and contingencies

MEMBERS’ DEFICIT
Members’ deficit	(3,427,990)	(4,723,922)
Total members’ deficit	(3,427,990)	(4,723,922)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$40,860,431	$39,668,676

See accompanying notes.

FP Land LLC

Combined Consolidated Statements of Operations

For the three month periods ended March 31, 2014 and 2013

(Unaudited)

	For the three months ended March 31,
	2014	2013
OPERATING REVENUES:
Rental income	$635,854	$562,999
Tenant reimbursements	49,797	—
Total operating revenues	685,651	562,999

OPERATING EXPENSES
Depreciation	39,895	34,730
Property taxes	49,797	14,493
Professional fees	105,556	—
Other operating expenses	21,239	7,875
Total operating expenses	216,487	57,098
OPERATING INCOME	469,164	505,901

OTHER EXPENSE:
Interest expense	(334,574)	(328,259)
Total other expense	(334,574)	(328,259)

NET INCOME	$134,590	$177,642

See accompanying notes.

FP Land LLC

Combined Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2014 and 2013

(Unaudited)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,590	$177,642
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	39,895	34,730
Amortization of deferred financing fees	14,108	16,312
Increase in accounts receivable	(655,639)	(249,979)
Increase (decrease) in accrued interest	304,647	(100,197)
(Decrease) increase in accrued expenses	(25,157)	18,020
Increase in accrued property taxes	49,797	—
Net cash used by operating activities	(137,759)	(103,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Irrigation additions	—	(55,821)
Net cash used in investing activities	—	(55,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	—	10,673,541
Repayments on mortgage notes payable	(1,006,100)	(6,634,342)
Financing fees	—	(152,397)
Contributions	1,178,107	337,484
Distributions	(16,765)	(4,031,746)
Net cash provided by financing activities	155,242	192,540

NET INCREASE IN CASH	17,483	33,247
CASH, BEGINNING OF PERIOD	16,805	42,955

CASH, END OF PERIOD	$34,288	$76,202

Cash paid during period for interest	$15,296	$408,310

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS

Additions to irrigation improvements included in accrued expenses	$46,128	$—
Capitalization of deferred offering costs as a result of pending financing transaction	$526,508	$—

See accompanying notes.

FP Land LLC

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

FP Land LLC (the “Company”), which was organized in September 2013, is a Delaware limited liability company that, as of March 31, 2014, owned 100% of the equity interests in each of PH Farms LLC, an Illinois limited liability company (“PH Farms”), and Cottonwood Valley Land, LLC, a Nebraska limited liability company (“Cottonwood” and, together with PH Land, the “Ownership Entities”), both of which were organized in September 2013 and are engaged in the ownership of farmland and property related to farming in agricultural markets in Illinois, Nebraska and Colorado. The Company is the predecessor of Farmland Partners Inc., a Maryland corporation formed in September 2013 (the “REIT”). These financial statements retroactively reflect the consolidated equity ownership structure of the Company as if the Company had been formed as of January 1, 2011. The Company’s financial statements for periods prior to its formation represent the operations of certain farmland and related agricultural properties owned indirectly by Pittman Hough Farms LLC, a Colorado limited liability company (“Pittman Hough Farms”). The Company’s equity structure is presented retroactively as of January 1, 2011 on the basis of common management and common ownership of the Ownership Entities by Paul A. Pittman, the Executive Chairman, President and Chief Executive Officer of the REIT. The ultimate owners of the Company are Mr. Pittman, Jesse J. Hough, and certain others who have minority ownership interests and voting rights. As used in these financial statements, unless the context otherwise requires, “we,” “us” and “the Company” mean FP Land LLC, which is the predecessor of the REIT, for the periods presented.

As of March 31, 2014, the Company owned or had a controlling interest in a portfolio of 38 farms, as well as three grain storage facilities (collectively, the “Properties”), which are consolidated in these financial statements.

Initial Public Offering and Formation Transactions

The REIT is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. The operations of the REIT are carried out primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. The REIT and the Operating Partnership commenced operations upon completion of the underwritten initial public offering of shares of the REIT’s common stock (the “IPO”) on April 16, 2014. The IPO resulted in the sale of 3,800,000 shares of common stock at a price per share of $14.00 and generated gross proceeds of $53.2 million. The aggregate net proceeds to the REIT, after deducting the underwriting discount and commissions and expenses payable by the REIT, were approximately $48.0 million. The REIT contributed the net proceeds from the IPO to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership (“OP Units”)

Concurrently with the completion of the IPO, the Company merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). The Operating Partnership issued 1,945,000 OP Units, having an aggregate value of $27.2 million, as consideration for the merger to Pittman Hough Farms, which was the sole member of FP Land and is 75% owned by Paul A. Pittman, the REIT’s Executive Chairman, President and Chief Executive Officer. As a result of the FP Land Merger, the Operating Partnership succeeded to the business and operations of the Company, including the Company’s 100% fee simple interest in the Properties.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements of the Company are presented on a “carve-out” basis from the consolidated financial statements of Pittman Hough Farms, based on the historical results of operations, cash flows, assets and liabilities of properties contributed to the Company. These financial statements include costs incurred directly in conjunction with the Company’s assets and liabilities. They also include allocations of corporate expenses

FP Land LLC

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

based on the following criteria: travel costs specifically identified, an allocation of management’s salaries based on percentage of time members of management spent on Company matters, consulting fees for bookkeeping, applicable third-party costs for tax filing and an allocation of liability insurance based on an estimation of cost per acre. Management believes that the assumptions and estimates used in preparation of the underlying combined consolidated financial statements are reasonable. However, the combined consolidated financial statements herein do not necessarily reflect what the Company’s financial position, results of operations or cash flows would have been if the Company had been a stand-alone company during the periods presented. Had the Company been a stand alone entity, it would have likely incurred additional expenses for personnel, office space and similar other general and administrative costs. As a result, historical financial information is not necessarily indicative of the Company’s future results of operations, financial position or cash flows. The Company consolidates the Ownership Entities, both of which were wholly owned subsidiaries of the Company, as of March 31, 2014.

The information in the Company’s consolidated financial statements for the three months ended March 31, 2014 and 2013 is unaudited.  All significant inter-company balances and transactions have been eliminated in consolidation.  The accompanying financial statements for the three months ended March 31, 2014 and 2013 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2013, included in the final prospectus relating to the IPO, dated April 10, 2014, which the REIT filed with the Securities and Exchange Commission (the “SEC”).  Operating results for the three months ended March 31, 2014 are not necessarily indicative of actual operating results for the entire year.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land as if it were unimproved. The Company values improvements, including grain facilities, at replacement cost as new adjusted for depreciation. Management’s estimates of land value are made using a comparable sales analysis. Factors considered by management in its analysis include soil types and water availability, the sale prices of comparable farms, and the replacement cost and residual useful life of land improvements. The Company has not previously acquired properties subject to above or below market leases. If above and below market leases are acquired, the Company will value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

As of March 31, 2014 and December 31, 2013, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.

Acquisition costs and due diligence expenses related to business combinations are expensed as incurred and are included in acquisition costs, professional fees and travel expense on the combined consolidated statement of operations. When the Company acquires land in an asset acquisition, related acquisition costs are included in the cost of the asset.

Real Estate

The Company’s real estate consists of land and improvements made to the land consisting of grain facilities, irrigation improvements and drainage improvements. The Company records real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset.

The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

Years
Grain facilities	20-25
Irrigation improvements	20-30
Drainage improvements	30-65

When a sale occurs, the Company recognizes the associated gain when all consideration has been transferred, the sale has closed and there is no material continuing involvement. If a sale is expected to generate a loss, the Company first assesses it through the impairment evaluation process—see “Impairment” below. The Company will classify real estate as discontinued operations if it is classified as held for sale or the real estate has been sold.

Impairment

The Company evaluates its tangible and identifiable intangible real estate assets for impairment indicators whenever events such as declines in a property’s operating performance, deteriorating market conditions or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. If such events are present, the Company projects the total undiscounted cash flows of the asset, including proceeds from disposition, and compares them

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. There have been no impairments recognized on real estate assets in the accompanying financial statements.

Deferred Financing Fees

Deferred financing fees include costs incurred by Pittman Hough Farms in obtaining debt that are capitalized and have been allocated to the Company. Deferred financing fees are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period of repayment. Fully amortized deferred financing fees are removed from the books upon maturity of the underlying debt. Accumulated amortization of deferred financing fees was $55,771 and $41,663 as of March 31, 2014 and December 31, 2013, respectively.

Deferred Offering Costs

Deferred offering costs include the direct costs incurred by the Company in conjunction with the IPO.  The IPO was completed April 16, 2014, at which time, the deferred offering costs were recorded as a reduction of the proceeds.

Cash

The Company’s cash at March 31, 2014 and December 31, 2013 was held in the custody of two financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of March 31, 2014 and December 31, 2013.

Revenue Recognition

Rental income includes rents and reimbursement of real estate taxes that each tenant pays in accordance with the terms of its lease. All leases in the period ended March 31, 2013 had a term of one year with no renewal options or rent escalations.  Leases for substantially all of the properties required payment of rent in installments upon the Company’s request.  Revenue for the leases is recognized on a pro rata basis over the lease term.  One lease had rental payments that are received in kind through transfer of ownership of a percentage of the tenant’s crops.  Rental revenue under that lease is recognized upon receipt of the crop inventory.

Certain leases in the period ended March 31, 2014 had terms ranging from one to three years with no renewal options or rent escalations.  Leases on 36 of our properties require rent to be payable within 10 days after the completion of the IPO and with one lease being payable in installments.  Revenue for the leases is recognized on a pro rata basis over the lease term.  One lease has rental payments due at harvest equal to 25% of the tenants annual farming revenue.  Rental revenue under that lease is recognized upon notification from the tenant of the tenants annual farming revenue.

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

Beginning January 1, 2013, all but two of the Company’s leases required the tenants to pay all expenses incurred during the lease term in connection with the leased farms including property taxes and maintenance; therefore, the Company will not incur these costs unless the tenant becomes unable to bear the costs.  When it becomes probable that a tenant has become unable to bear the property related costs, the Company will accrue the estimated expense.

Under the terms of the leases that were in place into upon the completion of the IPO, the leases on two of our properties require the tenant to reimburse the Company for the 2013 real estate taxes the Company pays on the properties covered by the leases in 2014.  Leases on 36 of our properties require the tenant to directly pay the 2013 property taxes due in 2014; however, beginning in 2015, the Company will pay the property taxes related to each of the farms and will be reimbursed by our tenants for those property taxes no later than December 1 of each year.  Taxes paid by the Company and their subsequent reimbursement are recognized under property operating expenses as incurred and tenant reimbursements as earned or contractually due, respectively.

Income Taxes

The Company does not incur income taxes; instead, its earnings are included on the owners’ personal income tax returns and taxed depending on their personal tax circumstances. The accompanying financial statements, therefore, do not include a provision for income taxes. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company files income tax returns in the U.S. federal jurisdiction and applicable state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by tax authorities generally for a period of three years after filing.

Segment Reporting

The Company does not evaluate performance on a farm specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Recently Issued Accounting Guidance

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the quarter ended March 31, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Concentration Risk

Credit Risk

The Company’s largest tenant, Astoria Farms, a related party (see “Note 3—Related Party Transactions”), accounted for $545,035, or 85.7%, of the Company’s rental income for the three months ended March 31, 2014, and $486,458, or 86.4%, of the Company’s rental income for the three months ended March 31, 2013. If Astoria Farms fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

The Company’s second-largest tenant, Hough Farms, a related party (see “Note 3—Related Party Transactions”), accounted for $73,675, or 11.6%, of the Company’s rental income for the three months ended March 31, 2014, and $58,521, or 10.4%, of the Company’s rental income for the three months ended March 31, 2013. If Hough Farms fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be released on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

All but one of the Company’s farms are located in five counties in Illinois (Fulton, Schuyler, McDonough, Mason and Tazewell) and one county in Nebraska (Butler). The Company’s farms in Illinois accounted for 88.4% and 89.6% of the rental income recorded by the Company for the three months ended March 31, 2014 and 2013, respectively. The Company’s farms in Nebraska accounted for 11.6% and 10.4% of the rental income recorded by the Company for the three months ended March 31, 2014 and 2013, respectively. The Company’s other farm is located in Walsh, Colorado. Should an unexpected natural disaster occur where the Properties are located, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Note 3—Related Party Transactions

All but two of the Company’s farms are rented to and operated by Astoria Farms or Hough Farms, both of which are related parties. Astoria Farms is a partnership in which Pittman Hough Farms, which is 75% owned by Mr. Pittman, has a 33.34% interest. The balance of Astoria Farms is held by limited partnerships in which Mr. Pittman is the general partner. Hough Farms is a partnership in which Pittman Hough Farms has a 25% interest. The aggregate rent paid to the Company by these entities for the three months ended March 31, 2014 and 2013 was $618,710 and $544,979, respectively.  As of March 31, 2014 and December 31, 2013, the Company had accounts receivable from these entities of $1,117,059 and $463,700, respectively.

For the three months ended March 31, 2014 and 2013, Pittman Hough Farms incurred $57,558 and $0, respectively in professional fees on behalf of the Company.  The professional fees are included in accrued expenses.  As of March 31, 2014 and December 31, 2013, the Company had outstanding payables to Pittman Hough Farms of $132,557 and $75,000, respectively.

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Related Party Transactions (continued)

American Agriculture Corporation, a Colorado corporation 75% owned by Mr. Pittman and 25% owned by Mr. Hough (“American Agriculture”), provides management and accounting services to the Company. On April 16, 2014, the Company entered into a shared services agreement with American Agriculture, which the Company will pay American Agriculture an annual fee of $175,000 in equal quarterly installments.  The Company did not incur any fees during the three months ended March 31, 2014 and 2013.

Note 4—Real Estate

The Company owned 38 separate farms, as well as three grain storage facilities, as of March 31, 2014, which have been acquired since December 2000.

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Mortgage Notes Payable

As of March 31, 2014 and December 31, 2013, the Company had the following indebtedness outstanding:

			Annual Interest Rate as of March 31,	Principal Outstanding as of				Book Value of Collateral as of
Loan	Payment Terms	Interest Rate Terms	2014	March 31, 2014	December 31, 2013	Maturity		March 31, 2014
Financial institution	Annual principal and interest	Proprietary index, initially 3.25%	3.25%	$1,137,388	$1,137,388	October 2032	(a)	$4,455,236
Financial institution	Annual principal and interest	Proprietary index, initially 3.99%	3.99%	255,143	255,143	December 2027		833,068
Financial institution	Annual principal and interest	Proprietary index, initially 3.99%	3.99%	—	240,000	December 2021	(b)	—
Financial institution	Principal and interest at maturity	Greater of LIBOR + 2.59% and 2.80%	2.80%	1,796,000	1,796,000	June 2016	(a)(c)	2,426,593
Financial institution	Annual principal and interest	5.25% until 2015, then 5-yr US Treasury + 3.5%	5.25%	920,441	920,441	July 2030	(b)	924,667
Financial institution	Annual principal and interest	4.95% until 2016, then 5-yr US Treasury + 3.5%	4.95%	528,748	528,748	September 2031	(b)	562,740
Financial institution	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	33,733,900	34,500,000	March 2016	(a)(b)(c)	29,548,000
Financial institution	Annual principal and interest	Proprietary index, initially 4.9%	4.90%	787,285	787,285	December 2041	(b)(c)	1,025,229
Financial institution	Principal and interest at maturity	3.15% until 2014, then proprietary index	3.20%	469,732	469,732	November 2032	(a)(b)(c)	225,000
Financial institution	Annual principal and interest	Proprietary index, initially 3.15%	3.15%	1,742,500	1,742,500	April 2043	(a)(c)	884,214
Financial institution	Annual principal and interest	4.00%	4.00%	688,000	688,000	April 2018	(a)(c)	1,147,188
Total				$42,059,137	$43,065,237			$42,031,935

(a) Personally guaranteed by Mr. Hough.

(b) Includes collateral not included in these combined consolidated financial statements.

(c) Personally guaranteed by Mr. Pittman.

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Mortgage Notes Payable (Continued)

The collateral for the Company’s indebtedness consists of real estate, including farms, grain facilities and any other improvements present on such real estate.

Each of the loan agreements governing the Company’s outstanding indebtedness includes standard acceleration clauses triggered by default under certain provisions of the note.

The debt allocated to the Company is partially collateralized by real estate not owned by the Company. That notwithstanding, the Company has been paying all obligations related to the allocated debt, as reflected in these combined consolidated financial statements, and intends to continue doing so.

Aggregate maturities of long-term debt for the succeeding years are as follows:

Year Ending December 31,
Remaining 9 months in 2014	$643,914
2015	1,411,530
2016	34,085,606
2017	217,995
2018	819,857
2019 and later	4,880,235
$42,059,137

FASB ASC 820-10 establishes a three-level hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•                  Level 1—Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•                  Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable or can be substantially corroborated for the asset or liability, either directly or indirectly.

•                  Level 3—Inputs to the valuation methodology are unobservable, supported by little or no market activity and are significant to the fair value measurement.

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2014 and December 31, 2013, the fair value of the mortgage notes payable was $42.1 million and $43.1 million, respectively.

Note 6—Commitments and Contingencies

The Company is not currently subject to any known material commitments or contingencies from its business operations, nor to any material known or threatened litigation.

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Members’ Equity

The following table summarizes the changes in our members’ equity for the three months ended March 31, 2014:

Balance at December 31, 2013	$(4,723,922)

Net income	134,590
Contributions	1,178,107
Distributions	(16,765)

Balance at March 31, 2014	$(3,427,990)

Note 8—Subsequent Events

On April 7, 2014, subsidiaries of the Company entered into new leases with Astoria Farms and Hough Farms, the Company’s related tenants, for 36 farms and three grain storage facilities, which leases became effective upon completion of the IPO on April 16, 2014.

On April 16, 2014, the REIT completed the IPO and the FP Land Merger. The IPO resulted in the sale of 3,800,000 shares of the REIT’s common stock at a price per share of $14.00 and generated gross proceeds of $53.2 million. The aggregate net proceeds to the REIT, after deducting the underwriting discount and commissions and expenses payable by the REIT, were approximately $48.0 million. The REIT contributed the net proceeds from the IPO to the Operating Partnership in exchange for OP Units. The Operating Partnership used the net proceeds from the IPO as follows: (i) approximately $12.0 million to repay outstanding indebtedness, of which $766,000 was advanced by Pittman Hough Farms and was reimbursed to Pittman Hough Farms with a portion of the net proceeds from the IPO; and (ii) approximately $55,000 (exclusive of the $766,000 that was reimbursed for amounts advanced by Pittman Hough Farms to repay certain indebtedness) to reimburse Pittman Hough Farms for amounts advanced or incurred in connection with the IPO and related formation transactions. The Operating Partnership intends to use the remaining net proceeds for general corporate purposes, including working capital, future acquisitions and, potentially, paying distributions.

On April 16, 2014, the REIT and the Operating Partnership entered into a reimbursements agreement with Pittman Hough Farms to reimburse Pittman Hough Farms for costs incurred to complete the IPO and the FP Land Merger.  The amount of the costs that were reimbursed was reduced by interest expense of $78,603 related to outstanding debt, which was accrued by the Operating Partnership as of December 31, 2013.  The net reimbursable amount was $540,474.

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30.8 million. In connection with the Loan Agreement, PH Farms LLC and Cottonwood Valley Land, LLC, which are wholly owned subsidiaries of the Operating Partnership, unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement. In addition, Mr. Pittman and Jessie J. Hough, the REIT’s consultant, unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under the Loan Agreement.

FP Land LLC

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Subsequent Events (continued)

On April 18, 2014, the REIT entered into purchase agreements, as amended May 7, 2014, with unrelated third-party individuals (together, the “Seller”) to acquire an approximately 3,171-acre row crop farm (the “Farm”) for an aggregate purchase price of approximately $7.64 million in cash (the “Purchase Price”). The Burlington, Colorado-based farm is located primarily in eastern Colorado. In connection with the acquisition, the REIT intends to lease the Farm back to the Seller. The acquisition is expected to close no later than May 30, 2014, subject to the satisfaction of certain customary closing conditions. There can be no assurance that these conditions will be satisfied or that the pending acquisition will be consummated on the terms described herein, or at all.

Upon completion of the FP Land Merger, on April 16, 2014, the accounts receivable balance outstanding at December 31, 2013 of $450,833 was distributed to Pittman Hough Farms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Farmland Partners Inc. and FP Land LLC and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the prospectus related to our IPO dated April 10, 2014, which was filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 14, 2014, which is accessible on the SEC’s website at www.sec.gov. The terms “Company,” “we,” “our” and “us” refer to Farmland Partners Inc. and its consolidated subsidiaries except where the context otherwise requires.

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition and the other factors described in the section entitled “Risk Factors” in the prospectus relating to the IPO, which was filed with the SEC on April 14, 2014.  Given these uncertainties, undue reliance should not be placed on such statements.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.  We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus relating to our IPO, which was filed with the SEC on April 14, 2014.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality primary row crop farmland located in agricultural markets throughout North America. The substantial majority of our farms are devoted to primary row crops, such as corn and soybeans, because we believe primary row crop farmland is likely to provide attractive risk-adjusted returns over time through a combination of stable rental income generation and value appreciation.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. Our operations are carried out primarily through the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

We commenced operations upon completion of the underwritten initial public offering of 3,800,000 shares of our common stock (the “IPO”) on April 16, 2014. Concurrently with the completion of the IPO, our predecessor, FP Land LLC, a Delaware limited liability company (“FP Land” or our “Predecessor”), merged with and into the Operating

Partnership, with the Operating Partnership surviving (the “FP Land Merger”). As consideration for the FP Land Merger, the Operating Partnership issued 1,945,000 units of limited partnership interest in the Operating Partnership (“OP Units”) to Pittman Hough Farms LLC (“Pittman Hough Farms”), which was the sole member of FP Land and is 75% owned by Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer. As a result of the FP Land Merger, the Operating Partnership acquired the 38 farms and three grain storage facilities owned indirectly by our Predecessor and assumed the ownership and operation of our Predecessor’s business. Upon completion of the IPO and the FP Land Merger, we owned approximately 67.4% of the OP Units in the Operating Partnership.

We intend to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ending December 31, 2014.

Because the transactions described above did not occur until after March 31, 2014, the historical financial results in the financial statements discussed below relate to our Predecessor only.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices have declined in certain locations from recent historical highs, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and row crops continues to exceed global supply. In addition, although prices for many annual row crops, and particularly corn, experienced significant declines in 2013, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary row crops over time.

Demand

We expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for primary row crops will continue to grow to keep pace with global population growth, which we anticipate will result in higher prices for primary row crops and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long-term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary row crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary row crops toward animal-based proteins, which is expected to result in increased demand for primary row crops as feed for livestock. Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long-term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long-term, could impact our rental revenues and our results of operations. However, the success of our business strategy is not dependent on growth in demand for biofuels and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary row crops over the long-term.

Supply

Global supply of row crops is driven by two primary factors, the number of tillable acres available for row crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years.  Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, a 4.3% increase. In comparison, world population is expected to grow over the same period to 9.5 billion, a nearly 38% increase. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

Conditions in Our Existing Markets

The market for farmland is dominated by buyers who are existing farm owners and operators. As a result of increasing commodity prices and the relatively low return on alternative investments, farmland values in many agricultural markets have increased in recent years and capitalization rates have decreased. Although farmland prices in certain locations have declined from recent historical highs, we do not expect a major long-term reduction in farmland values, and believe any reduction in land values is likely to be short-lived as global demand for food and row crops continues to outpace supply. On the other hand, we do not expect farmland values to continue to rise as rapidly as they have in recent years. We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will continue to compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over more acres. Furthermore, because it is generally customary in the farming industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods when profitability is higher. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in close proximity to their existing operations when they arise, even when the farmer anticipates lower current returns or short-term losses. In addition, because many farmers both own farmland and rent additional farmland from other landowners, we believe that many farmers will choose to subsidize losses on rented land during periods of lower profitability with relatively higher profits generated by land that they own and that has comparatively lower fixed costs.

Our existing portfolio is concentrated in Illinois and Nebraska, which exposes us to greater economic risk than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to developments or conditions in these states and/or the specific counties in which our farms are located, including adverse weather conditions (such as windstorms, tornados, hail, floods, drought and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions, and unfavorable or uncertain political, economic, business or regulatory conditions (such as changes in price supports, subsidies and environmental regulations). Any such developments or conditions could materially and adversely affect the value of our farmland and our ability to lease our farmland on favorable terms or at all.

Lease Expirations

Farm leases are often short-term in nature.  Our existing portfolio has the following lease expirations:

	Acres	% of acres
2014	3,269	44.6%
2015	1,857	25.4%
2016	2,197	30.0%

	7,323

Rental Revenues

Our revenues are generated from renting farmland to operators of farming businesses. Farmland leases typically have terms of between one and three years. While all of the leases between our Predecessor and its tenants had one-year terms, the leases that became effective upon closing of the IPO have terms ranging from one to three years.  Although these leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

In the past, the leases between our Predecessor and its related-party tenants provided that the rent was due to our Predecessor upon demand, rather than on a fixed schedule. In contrast, the leases for substantially all of the properties in our existing portfolio provide that tenants must pay us 100% of the annual rent in advance of each spring planting season; however, for 36 of the 38 farms in our initial portfolio, 100% of the 2014 annual rent was due within 10 days of the closing of the IPO. We believe the structuring of our leases pursuant to which 100% of the annual rent is payable in advance of each spring planting season substantially mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Prior to acquiring farmland property, we will take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay rent payment when it is due.

Expenses

All of the leases for the properties in our initial portfolio are, and we expect that substantially all of the leases for farmland we acquire in the future will be structured in such a way such that the tenant is responsible for substantially all of the property-related expenses, including taxes, maintenance, water usage and insurance (with our company as a named insured party), which would normally be expensed for accounting purposes on an annual basis. As the owner of the land, we generally will only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities or other typical physical structures. In cases where capital expenditures are necessary, we typically will seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also will incur the costs associated with maintaining liability and casualty insurance in addition to any insurance provided by the tenant for which we are a named insured.

We expect to incur costs associated with running a public company, including, among others, costs associated with employing our personnel and compliance costs. We expect to incur costs associated with due diligence and acquisitions, including, among others, travel expenses, consulting fees (including fees under our consulting agreement with Jesse J. Hough) and legal and accounting fees. We also will incur costs associated with managing our farmland. However, because farmland generally has minimal, if any, physical structures that need routine inspection and maintenance, and we expect our leases will generally be structured in such a way such that the tenant pays many of the costs associated with the property, we do not believe the management of our farmland will be labor- or capital-intensive. Furthermore, we believe that our platform is scalable, and we do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time. Rather, we expect that as we add additional farmland to our portfolio, we will be able to achieve economies of scale, which will enable us to reduce our operating costs per acre.

Critical Accounting Policies and Estimates

Our discussion and analysis of the historical financial condition and results of operations of our Predecessor is based on our Predecessor’s combined consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical combined consolidated financial statements of our Predecessor included in Item 1 of this quarterly Report on Form 10-Q. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Real Estate Acquisitions

We account for all acquisitions in accordance with the business combination standard. Upon acquisition of real estate, we allocate the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically consisted of land, drainage improvements, irrigation improvements, grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases and tenant relationships. Management allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the farmland as if it were unimproved. We value improvements, including grain facilities, at replacement cost as new, adjusted for depreciation. Management’s estimates of land value are made using comparable sales analysis. Factors considered by management in its analysis include soil types and water availability, the sale prices of comparable farms, and the replacement cost and residual useful life of land improvements. We have not previously acquired properties subject to above or below market leases. If above and below market leases are acquired, we will value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

As of March 31, 2014 and December 31, 2013, we did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships and will be included as components of deferred leasing intangibles and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships will be immediately written off. Using information available at the time of acquisition, we allocate the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed. Acquisition costs and due diligence expenses related to business combinations are expensed as incurred and are included in acquisition costs, professional fees and travel expense on our combined consolidated statements of operations. When we acquire land in an asset acquisition, related acquisition costs are included in the price of the asset.

Real Estate

Our real estate consists of land and improvements made to the land consisting of grain facilities, irrigation improvements and drainage improvements. We record real estate cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation for assets classified as improvements using the straight-line method over the estimated useful life of 20-25 years for grain facilities, 20-30 years for irrigation improvements, and 30-65 years for drainage improvements. When a sale occurs, we recognize the associated gain when all consideration has been transferred, the sale has closed, and there is no material continuing involvement. If a sale is expected to generate a loss, we first assess it through the impairment evaluation process—see “Impairment” below. We will classify real estate as discontinued operations if it is classified as held for sale or the real estate has been sold.

Impairment

We evaluate our tangible and identifiable intangible real estate assets for impairment indicators whenever events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. If such events are present, we project the total undiscounted cash flows of the asset, including proceeds from disposition, and compare it to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. There have been no impairments recognized on real estate assets in the accompanying financial statements.

Revenue Recognition

Rental income includes rents and reimbursement of real estate taxes that each tenant pays in accordance with the terms of its lease. All leases in the period ended March 31, 2013 had a term of one year with no renewal options or rent escalations.  Leases for substantially all of the properties required payment of rent in installments upon the Company’s request.  Revenue for the leases is recognized on a pro rata basis over the lease term.  One lease had rental payments that are received in kind through transfer of ownership of a percentage of the tenant’s crops.  Rental revenue under that lease is recognized upon receipt of the crop inventory.

Certain leases in the period ended March 31, 2014 had terms ranging from one to three years with no renewal options or rent escalations.  Leases on 36 of our properties require rent to be payable within 10 days after the completion of the IPO and with one lease being payable in installments.  Revenue for the leases is recognized on a pro rata basis over the lease term.  One lease has rental payments due at harvest equal to 25% of the tenants annual farming revenue.  Rental revenue under that lease is recognized upon notification from the tenant of the tenants annual farming revenue.

Income Taxes

Our Predecessor does not incur income taxes. Instead, our Predecessor’s earnings are included on the owners’ personal income tax returns and taxed depending on their personal tax situations. As a result, the financial statements of our Predecessor do not include a provision for income taxes. Our policy is to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We file income tax returns in the U.S. federal jurisdiction and state jurisdictions. Our Predecessor is subject to U.S. federal and state income tax examinations by tax authorities for a period of three years after the filing.

As a REIT, the Company will be permitted to deduct dividends paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Adoption of New or Revised Accounting Standards

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the quarter ended March 31, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

	For the three months ended March 31,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Rental income	$635,854	$562,999	$72,855	12.9%
Tenant reimbursements	49,797	—	49,797	100.0%
Total operating revenues	685,651	562,999	122,652	21.8%

OPERATING EXPENSES
Depreciation	39,895	34,730	5,165	14.9%
Property taxes	49,797	14,493	35,304	243.6%
Professional fees	105,556	—	105,556	100.0%
Other operating expenses	21,239	7,875	13,364	169.7%
Total operating expenses	216,487	57,098	159,389	279.1%
OPERATING INCOME	469,164	505,901	(36,737)	(7.3)%

OTHER EXPENSE:
Interest expense	(334,574)	(328,259)	(6,315)	1.9%
Total other expense	(334,574)	(328,259)	(6,315)	1.9%

NET INCOME	$134,590	$177,642	$(43,052)	(24.2)%

Our Predecessor’s operating revenues for the periods presented were impacted by one acquisition made during the year ended December 31, 2013. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated by our Predecessor for the entirety of both periods presented. The same-property portfolio for the periods presented includes all properties other than Smith, which was acquired in June 2013.

Total operating revenues increased $72,855, or 12.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of an increase in average annual rent for the entire portfolio from $327 per acre in 2013 to $366 per acre for 2014, as well as rental income from the Smith farm that was acquired during the year ended December 31, 2013. Rental income for the same-property portfolio increased $66,392, or 11.6%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of average annual rent for the same-property portfolio increasing to $367 per acre for 2014 from $326 per acre for 2013.

Beginning January 1, 2013, all but two of the Company’s leases required the tenants to pay all expenses incurred during the lease term in connection with the leased farms, including property taxes and maintenance.  In 2015, the Company will pay the 2014 property taxes related to each of the farms and will be reimbursed by our tenants for those property taxes no later than December 1.  The Company accrued the expected tenant reimbursements for the three months ended March 31, 2014, which are expected to be paid December 1, 2015.  As a result, tenant reimbursements increased $49,797, or 100%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, and property taxes increased $35,304, or 243.6%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Depreciation expense increased $5,165, or 14.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of our Predecessor’s investments in irrigation equipment.

Professional fees increased $105,556 or, 100%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of $53,000 in audit and accounting fees in 2014 and $51,000 in professional fees incurred on behalf of the Predecessor by Pittman Hough Farms.

Other operating expenses increased $13,364, or 169.7%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of travel costs incurred in connection with the IPO.

Interest expense increased by $6,315, or 1.9%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of an increase in indebtedness and an increase in the amortization of loan fees incurred in connection with the additional indebtedness.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to the holders of OP Units and other general business needs. On April 16, 2014, we completed the IPO, which resulted in aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, of approximately $48.0 million. We repaid approximately $12.0 million of outstanding indebtedness with a portion of the net proceeds from the IPO and acquired approximately $30.8 million of indebtedness. See “—Consolidated Indebtedness” below. Immediately following the completion of the IPO and the application of a portion of the net proceeds therefrom, we had approximately $34.7 million of cash.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of cash primarily will be the net proceeds from the IPO, operating cash flows and borrowings, including under our anticipated secured revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland and make other investments and certain long-term capital expenditures, and make principal and interest payments on outstanding borrowings. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP Units), net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings.

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, as a new public company, we cannot assure you that we will have access to all of these sources of capital. Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

Consolidated Indebtedness

Multi-Property Loan

In connection with the IPO and our formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30.8 million (together, the “Multi-Property Loan”). The Multi-Property Loan is secured by first mortgages and assignments of rents encumbering 27 of our farms and two of our grain storage facilities.

The Multi-Property Loan (i) has a maturity date of March 6, 2016, with respect to $30 million of the loan, and June 28, 2016, with respect to the balance, (ii) bears interest at a rate per annum equal to the one-month LIBOR plus 2.59%, but in any event not less than a rate per annum of 2.80% and (iii) requires us to make quarterly interest payments on the 30th day of each calendar quarter and principal payments of $1,000,000 on each of March 6, 2015 and March 6, 2016, and $26,000 on each of June 16, 2014, June 16, 2015 and June 16, 2016.

The Multi-Property Loan may be prepaid by us in whole or in part without any prepayment penalties unless we prepay the Multi-Property Loan with proceeds from a loan with a financial institution other than the current lender under the Multi-Property Loan or its affiliates, in which case the lender is entitled to a prepayment premium equal to approximately 1.0% of the amount by which such aggregate amount of principal prepayment exceeds 10% of the total principal balance under the loan. The Multi-Property Loan contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loans, defaults in payments under any other documents covering any part of the properties, and bankruptcy or other insolvency events.

In connection with the Loan Agreement, two wholly owned subsidiaries of the Operating Partnership unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement. In addition, Paul A. Pittman, the Company’s Executive Chairman, President and Chief Executive Officer, and Jesse J. Hough, the Company’s consultant, unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under the Loan Agreement.

Anticipated Secured Revolving Credit Facility

We expect to enter into a three-year, $30.0 million senior secured revolving credit facility with BMO Capital Markets Corp., as lead arranger, and an affiliate of BMO Capital Markets Corp., as a lender (together “BMO”). We expect that this facility will include an accordion feature that will allow us to request that the total borrowing capacity under the facility be increased up to $75.0 million, subject to certain conditions, including obtaining additional commitments from lenders. We expect to use borrowings under this credit facility for acquisitions, capital expenditures, operating expenses and other general corporate purposes. We intend to repay indebtedness incurred under the credit facility from time to time out of net cash provided by operations and from the net proceeds from issuances of additional equity and debt securities, as market conditions permit.  Although we have received a commitment from BMO related to the anticipated senior revolving credit facility, we can provide no assurances that we will close on the facility or that, if we close, we will have access to the full $75.0 million commitment.

Sources and Uses of Cash

As of March 31, 2014, we had $34,288 of cash and cash equivalents compared to $16,805 at December 31, 2013.

The following table summarizes the cash flows for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013

Cash used by operating activities	$(137,759)	$(103,472)
Cash used in investing activities	$—	$(55,821)
Cash provided by financing activities	$155,242	$192,540

Cash flows from Operating Activities

Net cash used by operating activities in 2014 increased, primarily as a result of the decrease in net income of $43,052, or 24.2%, that resulted from an increase in professional fees incurred related to the IPO in 2014.  Additionally, rent on the majority of our leases was not due until 10 days after the completion of the IPO; therefore we had a decrease in cash flow from tenants of $405,660, or 162.3%, during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  The decrease in accounts receivable is partially offset by the increase in accrued interest of $404,844, or 404.0%, during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of the timing of interest payments on the current indebtedness.

Cash flows from Investing Activities

Net cash used for investing activities totaled $0 and $55,821 for irrigation additions for the three months ended March 31, 2014 and 2013, respectively.

Cash flows from Financing Activities

Net cash provided by financing activities decreased, primarily because borrowings from mortgage notes payable decreased $10,673,541, or 100%, and repayments decreased $5,628,242, or 85%, during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, as a result of the refinancing of our Predecessor’s then-largest outstanding loan in 2013.

Our Predecessor incurred financing fees of $152,397 during the three months ended March 31, 2013 in connection with the refinancing of our Predecessor’s then-largest outstanding loan. Our Predecessor distributed out excess cash received from the mortgage refinancing discussed above for net distributions of $3,694,262 during the three months ended March 31, 2013, compared to net contributions of $1,161,342 during the three months ended March 31, 2014, as a result of an increased use of related party working capital rather than indebtedness to finance operations.

Off-Balance Sheet Arrangements

As of March 31, 2014, neither we nor our Predecessor had any off-balance sheet arrangements.

Non-GAAP Financial Measures

Funds from Operations

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management presents FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating properties, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

The following table sets forth a reconciliation of FFO to net income, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
	2014	2013
Net income	$134,590	$177,642
Depreciation	39,895	34,730
FFO	$174,485	$212,372

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is a key financial measure that our management uses to evaluate our operating performance but should not be construed as an alternative to operating income, cash flows from operating activities or net income, in each case as determined in accordance with GAAP. EBITDA is not a measure defined in accordance with GAAP. We believe that

EBITDA is a standard performance measure commonly reported and widely used by analysts and investors in our industry. A reconciliation of net income to EBITDA is set forth in the table below.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                  EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•                  Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for these replacements; and

•                  Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results of operations and using EBITDA only as a supplemental measure of our performance.

The following table sets forth a reconciliation of our net income to our EBITDA for the periods indicated below (unaudited):

	For the three months ended March 31,
	2014	2013
Net income	$134,590	$177,642
Add:
Interest expense	334,574	328,259
Depreciation	39,895	34,730
EBITDA	$509,059	$540,631

Inflation

All of the leases for the farmland in our initial portfolio have one- to three-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including taxes, maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases since our leases will be renegotiated every one to three years.

Seasonality

Because the leases for substantially all of the properties in our initial portfolio require payment of 100% of the annual rent in advance of each spring planting season, we expect to receive substantially all of our cash rental payments in the first calendar quarter of each year, although we will recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure will be the daily LIBOR. We may use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also may use derivative financial instruments to manage interest rate risk. We will not use such derivatives for trading or other speculative purposes.

At March 31, 2014, approximately $39.5 million, or 93.8%, of our debt had variable interest rates and approximately $2.6 million, or 6.2%, had fixed interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.4 million per year. At March 31, 2014, LIBOR was approximately 17 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be impacted.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon this evaluation and as a result of the unremediated material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audits of our Predecessor’s consolidated financial statements for the years ended December 31, 2013 and 2012, our Predecessor’s independent registered public accountants identified and communicated a material weakness related to the failure to implement an effective system of internal controls over financial reporting. This material weakness resulted in audit adjustments to our Predecessor’s financial statements, which were identified by our Predecessor’s independent registered public accounting firm. Two contributing factors to this material weakness included a failure to maintain a sufficient complement of qualified accounting personnel and an appropriate segregation of duties within the organization. Management has taken steps to remediate the previously identified material weakness, including hiring additional qualified accounting personnel. In addition, with the oversight of the Audit Committee of the Company’s Board of Directors, management has begun taking additional steps and measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures. We expect to incur additional costs as a public company to implement these new policies and procedures and to remediate the previously identified material weakness. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

Notwithstanding the identified material weakness described above, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.     Risk Factors.

For a discussion of potential risks and uncertainties related to our Company see the information under the heading “Risk Factors” in the prospectus related to our IPO dated April 10, 2014, filed with the SEC on April 14, 2014 in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the prospectus.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 16, 2014, the Operating Partnership issued 1,945,000 OP Units to Pittman Hough Farms as consideration in the FP Land Merger, pursuant to which the Operating Partnership acquired a 100% fee simple interest in 38 farms and three grain storage facilities. The issuance of OP units to Pittman Hough Farms was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act.

Use of Proceeds from Registered Securities

On April 16, 2014 we completed the IPO, pursuant to which we sold 3,800,000 shares of our common stock at a price per share of $14.00 and generated gross proceeds of $53.2 million. The aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, were approximately $48.0 million.   All of the shares were sold pursuant to our registration statement on Form S-11, as amended (File No. 333-193318), that was declared effective by the SEC on April 10, 2014. Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp. and Janney Montgomery Scott LLC acted as joint book-running managers for the offering and as representatives of the underwriters.

We contributed the net proceeds from the IPO to the Operating Partnership in exchange for OP Units. The Operating Partnership used the net proceeds from the IPO as follows: (i) approximately $12.0 million to repay outstanding indebtedness, of which $766,000 was advanced by Pittman Hough Farms and was reimbursed to Pittman Hough Farms with a portion of the net proceeds from the IPO; and (ii) approximately $55,000 (exclusive of the $766,000 that was reimbursed for amounts advanced by Pittman Hough Farms to repay certain indebtedness) to reimburse Pittman Hough Farms for amounts advanced or incurred in connection with the IPO and related formation transactions. The Operating Partnership intends to use the remaining net proceeds for general corporate purposes, including working capital, future acquisitions and, potentially, paying distributions.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other information.

None.

Item 6.        Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Dated: May 20, 2014	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2014	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement (Incorporated by reference Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014).
3.2	Amended and Restated Bylaws (Incorporated by reference Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014).
10.1

Representation, Warranty and Indemnity Agreement, dated March 24, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Paul A. Pittman and Jesse J. Hough (Incorporated by reference Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014).

10.2

Agreement and Plan of Merger, dated March 24, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Pittman Hough Farms LLC and FP Land LLC (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014).

10.3

Right of First Offer Agreement, dated March 24, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, and Pittman Hough Farms LLC (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014).

10.4

Right of First Offer Agreement, dated March 24, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, and Paul A. Pittman (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* To be filed by amendment, as permitted by Rule 405(a)(2) of Regulation S-T.