Form 10-Q
period 2014-06-30
Farmland Partners Inc.
filed 2014-08-13
CIK 1591670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 13, 2014, 7,731,755 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2014

Farmland Partners Inc.

Combined Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Land, at cost	$64,510,801	$34,693,573
Grain facilities	2,563,415	2,563,415
Groundwater	1,742,550	—
Irrigation improvements	1,336,845	768,935
Drainage improvements	779,975	779,975
Other	70,000	—
Real estate, at cost	71,003,586	38,805,898
Less accumulated depreciation	(558,157)	(450,474)
Total real estate, net	70,445,429	38,355,424
Deposits	300,000	—
Cash	5,429,723	17,805
Deferred financing fees, net	203,347	133,734
Deferred offering costs	331,250	699,013
Accounts receivable	17,135	12,867
Accounts receivable, related party	91,897	450,833
Other	128,296	—

TOTAL ASSETS	$76,947,077	$39,669,676

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes payable	$30,754,000	$43,065,237
Dividends payable	625,725	—
Accrued interest	—	78,603
Accrued property taxes	110,717	—
Deferred revenue (See Note 2)	2,829,500	—
Accrued expenses	514,617	1,248,758
Total liabilities	34,834,559	44,392,598

Commitments and contingencies

Equity
Common stock, $.01 par value, 500,000,000 shares authorized; 4,014,283 and 1,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	38,000	10
Additional paid in capital	28,596,886	990
Retained deficit	(358,283)	—
Distributions in excess of earnings	(421,500)	—
Members’ deficit	—	(4,723,922)
Non-controlling interest in operating partnership	14,257,415	—
Total equity	42,112,518	(4,722,922)

TOTAL LIABILITIES AND EQUITY	$76,947,077	$39,669,676

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the three and six months ended June 30, 2014 and 2013

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Rental income (See Note 2)	$700,965	$564,331	$1,336,819	$1,127,330
Tenant reimbursements	77,830	—	127,627	—
Other income	7,603	—	7,603	—
Total operating revenues	786,398	564,331	1,472,049	1,127,330

OPERATING EXPENSES
Depreciation and depletion	69,369	35,357	109,264	70,087
Property operating expenses	59,732	11,805	109,529	26,298
Acquisition and due diligence costs	60,923	257	60,923	257
General and administrative expenses	747,006	7,872	820,301	15,745
Legal and professional	102,500	12,094	156,000	12,094
Total operating expenses	1,039,530	67,385	1,256,017	124,481
OPERATING (LOSS) INCOME	(253,132)	496,946	216,032	1,002,849

OTHER EXPENSE:
Interest expense	288,536	326,487	623,110	654,748
Total other expense	288,536	326,487	623,110	654,748
NET (LOSS) INCOME	(541,668)	170,459	(407,078)	348,101

Net loss (income) attributable to non-controlling interests - operating partnership	183,385	—	48,795	—

Net (loss) income attributable to the Company	$(358,283)	$170,459	$(358,283)	$348,101

Nonforfeitable dividends allocated to unvested restricted shares	(22,500)		(22,500)

Net loss available to common stockholders of Farmland Partners Inc.	$(380,783)		$(380,783)

Basic and diluted per common share data:
Net loss available to common stockholders	$(0.12)		$(0.24)
Distributions declared per common share	$0.105		$0.105
Basic and diluted weighted average common shares outstanding	3,132,044		1,575,172

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the six months ended June 30, 2014 and 2013

(Unaudited)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(407,078)	$348,101
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and depletion	109,264	70,087
Amortization of deferred financing fees	65,728	29,012
Stock based compensation	205,479	—
Loss on disposition of assets	7,418	—
Changes in operating assets and liabilities
Increase in accounts receivable	(96,165)	(794,958)
Increase in other assets	(128,296)	—
(Decrease) increase in accrued interest	(78,603)	212,077
Decrease in accrued expenses	(366,378)	—
Increase in deferred revenue	2,829,500	11,593
Increase (decrease) in accrued property taxes	93,497	(619)
Net cash provided by (used in) operating activities	2,234,366	(124,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions, net of cash acquired	(32,143,339)	(1,147,189)
Irrigation equipment additions	(46,128)	(158,070)
Deposits on future acquisitions	(300,000)	—
Net cash used in investing activities	(32,489,467)	(1,305,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	—	13,104,041
Repayments on mortgage notes payable	(12,311,237)	(6,694,342)
Proceeds from initial public offering	49,476,000	—
Payment of offering costs	(1,451,153)	—
Redemption of common stock	(1,000)	—
Payment of financing fees	(135,341)	(167,707)
Contributions from member	1,178,107	859,954
Distributions to member	(16,765)	(5,664,893)
Distributions - to non-controlling interest in operating partnership	(1,071,592)	—
Net cash provided by financing activities	35,667,019	1,437,053

NET INCREASE IN CASH	5,411,918	7,087
CASH, BEGINNING OF PERIOD	17,805	42,955

CASH, END OF PERIOD	$5,429,723	$50,042

Cash paid during period for interest	$632,975	$409,824

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS

Transfer of deferred offering costs to equity, offset by deferred costs included in accrued expenses related to pending offering	$367,763	$—
Dividends payable	$625,725	$—
Distribution of accounts receivable to Pittman Hough Farms	$450,833	$—
Cash acquired in business combination	$1,000	$—
Property tax liability acquired in acquisitions	$17,220	$—

See accompanying notes.

Farmland Partners Inc.

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

Concurrently with the completion of the IPO, the Company’s predecessor business, FP Land LLC, a Delaware limited liability company (“FP Land”), merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). The Operating Partnership issued 1,945,000 OP Units, having an aggregate value of $27.2 million, as consideration for the merger to Pittman Hough Farms LLC (“Pittman Hough Farms”), which was the sole member of FP Land and is 75% owned by Paul A. Pittman, the Company’s Executive Chairman, President and Chief Executive Officer. As a result of the FP Land Merger, the Operating Partnership succeeded to the business and operations of FP Land, including FP Land’s 100% fee simple interest in a portfolio of 38 farms and three grain storage facilities. Upon completion of the IPO and the FP Land Merger, the Company owned approximately 67.4% of the OP Units in the Operating Partnership.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ending December 31, 2014.

All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership.  The Company is the sole member of the general partner of the Operating Partnership.  The Company owned 67.4% of the OP Units at June 30, 2014.  See Note 8 for additional discussion regarding OP Units.

As of June 30, 2014, the Company owned or had a controlling interest in a portfolio of 40 farms, as well as three grain storage facilities, which are consolidated in these financial statements.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

Upon completion of the IPO and the related formation transactions, the Company succeeded to the operations of FP Land.  FP Land was an entity under the common control of Paul Pittman, the Company’s Executive Chairman, President and Chief Executive Officer, and was organized to hold the equity interests of PH Farms LLC, an Illinois limited liability company, and Cottonwood Valley Land LLC, a Nebraska limited liability company, both of which are engaged in the ownership of farmland and property related to farming in agricultural markets in Illinois, Nebraska and Colorado.  These financial statements retroactively reflect the consolidated equity ownership structure of the Company as if the IPO and formation transactions had been completed as of January 1, 2013.  The formation transactions were accounted for at historical cost due to the existence of common control.

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2013 reflects the combined financial condition of the Company and FP Land and the results of operations for the three and six months ended June 30, 2013 reflect the financial condition and results of operations of FP Land.  The Company’s financial condition and results of operations for the three and six months ended June 30, 2014 reflect the financial condition and results of operations of FP Land combined with the Company for the period prior to April 16, 2014, and the Company’s consolidated results for the period from April 16, 2014 through June 30, 2014.

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three and six months ended June 30, 2014 and 2013 is unaudited.  All significant inter-company balances and transactions have been eliminated in consolidation.  The accompanying financial statements for the three and six months ended June 30, 2014 and 2013 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2013, included in the final prospectus relating to the IPO, dated April 10, 2014, which the Company filed with the Securities and Exchange Commission (the “SEC”).  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of actual operating results for the entire year.

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net (loss) income, stockholders’ equity or cash flows.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When an acquisition involves a sale-lease back transaction with newly originated leases entered into with the seller, the Company accounts for the transaction as an asset acquisition and capitalizes the transaction costs incurred in connection with the acquisition. When the Company acquires farmland that was previously operated as a rental property, the Company accounts for the

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations as incurred.  Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land and groundwater as if it were unimproved. The Company values improvements, including grain facilities, at replacement cost as new adjusted for depreciation. Management’s estimates of land and groundwater value are made using a comparable sales analysis. Factors considered by management in its analysis include soil types and water availability, the sale prices of comparable farms, and the replacement cost and residual useful life of land improvements. Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource.  The Company has not previously acquired properties subject to above or below market leases. If above and below market leases are acquired, the Company will value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

As of June 30, 2014 and December 31, 2013, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed.

Real Estate

The Company’s real estate consists of land, groundwater and improvements made to the land consisting of grain facilities, irrigation improvements, drainage improvements and other improvements. The Company records real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

Years
Grain facilities	20-25
Irrigation improvements	20-30
Drainage improvements	30-65
Groundwater	3-10
Other	39

The Company periodically evaluates the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

When a sale occurs, the Company recognizes the associated gain when all consideration has been transferred, the sale has closed and there is no material continuing involvement. If a sale is expected to generate a loss, the Company first assesses it through the impairment evaluation process—see ‘‘Impairment’’ below.

Impairment

The Company evaluates its tangible and identifiable intangible real estate assets for impairment indicators whenever events such as declines in a property’s operating performance, deteriorating market conditions or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. If such events are present, the Company projects the total undiscounted cash flows of the asset, including proceeds from disposition, and compares them to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. There have been no impairments recognized on real estate assets in the accompanying financial statements.

Cash

The Company’s cash at June 30, 2014 and December 31, 2013 was held in the custody of two financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Deferred Financing Fees

Deferred financing fees include costs incurred by the Company or its predecessor in obtaining debt that are capitalized and have been allocated to the Company. In addition, $135,341 in costs were capitalized during the three and six months ended June 30, 2014 in conjunction with the modification of the First Midwest Bank debt on April 16, 2014. Deferred financing fees are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company wrote off $26,929 in deferred financing fees in conjunction with the early repayment of debt during the three and six months ended June 30, 2014.  Accumulated amortization of deferred financing fees was $24,798 and $41,663 as of June 30, 2014 and December 31, 2013, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with pending equity offerings.  At the completion of the offering, the deferred offering costs are recorded as a reduction of the proceeds from the applicable offering.  If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs.  The IPO was completed on April 16, 2014, at which time the deferred offering costs were recorded as a reduction of the proceeds.  The Company incurred $331,250 in deferred offering costs in the three and six months ended June 30, 2014 in connection with the underwritten public offering of common stock that closed on July 30, 2014.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of June 30, 2014 and December 31, 2013.

Prior to completion of the formation transactions on April 16, 2014, accounts receivable outstanding at December 31, 2013 of $450,833 were distributed to Pittman Hough Farms.

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a pro rata basis over the lease term.  Deferred revenue includes the cumulative difference between the rental revenue recorded on a straight-line basis and the cash rent received from tenants in accordance with the lease terms.

All leases in place as of June 30, 2013, had a term of one year with no renewal options or rent escalations.  Leases for substantially all of the properties required payment of rent in installments upon the Company’s request.  Prior to January 1, 2014 one lease had rental payments that were received in kind through transfer of ownership of a percentage of the tenant’s crops.  Rental revenue under that lease was recognized upon receipt of the crop inventory.

Leases in place as of June 30, 2014 had terms ranging from one to three years with no renewal options or rent escalations.  Leases on 36 of our properties required rent to be payable within 10 days after the completion of the IPO and the lease on one property is payable in installments.  Revenue for the leases with fixed rent is recognized on a pro rata basis over the lease term.  One lease has rental payments due at harvest equal to 25% of the tenant’s annual farming revenue.  Rental revenue under that lease is recognized upon notification from the tenant of the amount of crop harvested during the applicable harvest(s) throughout the year and the price at which the harvest was sold.  Tenant leases on acquired farms generally require the tenant to pay rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops.  Rent on these leases are allocated over the lease term on a straight line basis.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

Tenant reimbursements include reimbursements for real estate taxes that each tenant pays in accordance with the terms of its lease.  Beginning January 1, 2013, all but two of the Company’s leases required the tenants to pay all expenses incurred during the lease term in connection with the leased farms including property taxes and maintenance; therefore, the Company would not incur these costs unless the tenant became unable to bear the costs.  If it had become probable that a tenant had become unable to bear the property related costs, the Company would have accrued the estimated expense.

Under the terms of the leases that were in place upon the completion of the IPO, the leases on two of the Company’s properties require the tenant to reimburse the Company for the 2013 real estate taxes the Company pays on the properties covered by the leases in 2014.  Leases on 36 of our properties require the tenant to directly pay the 2013 property taxes due in 2014; however, beginning in 2015, the Company will pay the property taxes related to each of the farms and will be reimbursed by its tenants for those property taxes no later than December 1 of each year.  Taxes paid by the Company and their subsequent reimbursement are recognized under property operating expenses as incurred and tenant reimbursements as earned or contractually due, respectively.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was acquired.

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

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, the Company evaluates the required holding period (generally 5-10 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period.  If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain.

Segment Reporting

The Company does not evaluate performance on a farm specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 8).  Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that OP Units are redeemed for shares of common stock of the Company.  No adjustment is made for shares that are anti-dilutive during a period.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (See Note 8).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations.

Recently Issued Accounting Guidance

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the six months ended June 30, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

New or Revised Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 2—Revenue Recognition

The Company generally receives one lease payment per year from tenants either during the first quarter of the year or at time of acquisition of the related farm.  As such, the rental income received is recorded on a straight-line basis over the lease term.  In the quarter ended June 30, 2014, the Company received full-year rent payments for 2014 of $1,612,847 under lease agreements entered into in connection with farms acquired during the quarter.  Payments received in advance are included in deferred revenue until they are recognized.  At June 30, 2014, the Company had $2,829,500 in deferred revenue, of which $44,345 is related to cash received on an easement option that expires in 2015.

The following represents a summary of the cash rent received during the three and six months ended June 30, 2014 and 2013 and the rental income recognized for the three and six months ended June 30, 2014:

	Cash rent received				Rental income recognized
	For the three months ended		For the six months ended		For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Leases in effect at the beginning of the year	$2,509,127	$—	$2,543,414	$331,040	$635,853	$562,999	$1,271,707	$1,125,998
Leases entered into during the year	1,612,847	12,185	1,612,847	12,185	65,112	1,332	65,112	1,332

	$4,121,974	$12,185	$4,156,261	$343,225	$700,965	$564,331	$1,336,819	$1,127,330

Future minimum lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for the remainder of 2014 and each of the next two years as of June 30, 2014 are as follows:

Year Ending December 31,	Future rental payments
Remaining 6 months in 2014	$34,288
2015	3,189,257
2016	2,422,282

$5,645,827

Note 3—Concentration Risk

Credit Risk

The Company’s largest tenant, Astoria Farms, a related party (see ‘‘Note 4—Related Party Transactions’’), accounted for $545,035 and $1,090,069, or 77.8% and 81.5%, of the Company’s rental income for the three and six months ended June 30, 2014, respectively, and $486,458 and $972,916, or 86.2% and 86.3%, of the Company’s rental income for the three and six months ended June 30, 2013, respectively. If Astoria Farms fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Astoria Farms accounted for $2,180,139, or 53%, of the Company’s cash rent received for the three and six months ended June 30, 2014 and $295,000, or 86%, of the Company’s cash rent received for the three and six months ended June 30, 2013.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 3—Concentration Risk (Continued)

The Company’s second-largest tenant, Hough Farms, a related party (see ‘‘Note 4—Related Party Transactions’’), accounted for $73,675 and $147,350, or 10.5% and 11.0%, of the Company’s rental income for the three and six months ended June 30, 2014, respectively, and $58,521 and $117,042, or 10.4% and 10.4%, of the Company’s rental income for the three and six months ended June 30, 2013, respectively. If Hough Farms fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be released on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Hough Farms accounted for $294,700, or 7%, of the Company’s cash rent received for the three and six months ended June 30, 2014.  The Company did not receive any cash rent from Hough Farms in the three and six months ended June 30, 2013.

Geographic Risk

The Company’s farms are located in Illinois (Fulton, Schuyler, McDonough, Mason and Tazewell counties), Colorado (Kit Carson, Cheyenne and Baca counties) and Nebraska (Butler county). A portion of one of our Colorado farms is located in Kansas.  Should a natural disaster occur where the properties are located, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

The following table summarizes the percentage of approximate total acres leased as of June 30, 2014 and December 31, 2013 and rental income recorded by the Company for the three and six months ended June 30, 2014 and 2013 by location of the farm (unaudited):

			Rental income		Rental income
Location of	Approximate total acres		For the three months ended		For the six months ended
farm	June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Illinois	25.0%	78.5%	80.2%	89.6%	84.1%	89.6%
Nebraska	3.0%	8.4%	10.5%	10.4%	11.0%	10.4%
Colorado	72.0%	13.1%	9.3%	0.0%	4.9%	0.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

26.8% of the acres in the Company’s farm portfolio is rented to and operated by Astoria Farms or Hough Farms, both of which are related parties. Astoria Farms is a partnership in which Pittman Hough Farms, which is 75% owned by Mr. Pittman, has a 33.34% interest. The balance of Astoria Farms is held by limited partnerships in which Mr. Pittman is the general partner. Hough Farms is a partnership in which Pittman Hough Farms has a 25% interest. The aggregate rent paid to the Company by these entities for the three and six months ended June 30, 2014 was $618,710 and $1,237,419, respectively, and for the three and six months ended June 30, 2013 was $544,979 and $1,089,958, respectively. As of June 30, 2014 and December 31, 2013, the Company had accounts receivable from these entities of $91,897 and $450,833, respectively.

For the three and six months ended June 30, 2014, Pittman Hough Farms incurred $168,574 and $220,630, respectively, in professional fees on behalf of the Company.  No amounts were incurred for the three and six months ended June 30, 2013.  As of June 30, 2014 and December 31, 2013, the Company had outstanding payables to Pittman Hough Farms of $0 and $75,000, respectively.

American Agriculture Corporation (‘‘American Agriculture’’), is a Colorado corporation that is 75% owned by Mr.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 4—Related Party Transactions (Continued)

Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company. On April 16, 2014, the Company entered into a shared services agreement with American Agriculture pursuant to which the Company pays American Agriculture an annual fee of $175,000 in equal quarterly installments in exchange for management and accounting services.  The Company incurred $36,458 in fees related to the shared services agreement during the three and six months ended June 30, 2014.  The Company did not incur any such fees during the three and six months ended June 30, 2013.

On April 16, 2014, the Company entered into a consulting agreement with Mr. Hough pursuant to which the Company pays Mr. Hough an annual fee of $75,000 in equal quarterly installments.  The Company incurred $15,625 in fees related to the consulting agreement during the three and six months ended June 30, 2014.  The Company did not incur any such fees during the three and six months ended June 30, 2013.

On March 21, 2014 and April 16, 2014, the Company and the Operating Partnership entered into reimbursement agreements with Pittman Hough Farms to reimburse Pittman Hough Farms for costs incurred to complete the IPO and the FP Land Merger.  The amount of the costs that were reimbursed was reduced by interest expense of $78,603 related to outstanding debt, which was accrued by the Operating Partnership as of December 31, 2013.  The aggregate net reimbursable amount under the agreements was $1,361,321.  On June 9, 2014, the Company and the Operating Partnership entered into an additional reimbursement agreement with Pittman Hough Farms for $51,537 in professional fees incurred prior to the IPO, which is recorded in general and administrative expenses on the combined consolidated statement of operations.

Note 5—Real Estate

As of June 30, 2014, the Company owned 40 separate farms, as well as three grain storage facilities, which have been acquired since December 2000.

During the three and six months ended June 30, 2014 the Company acquired the following farms:

Farm name	Primary location	Date acquired	Total approximate acres	Purchase price
			(unaudited)
Erker	Eastern Colorado	5/30/2014	3,171	$7,644,339
Hudye	East-Central Colorado	6/12/2014	12,500	24,500,000

			15,671	$32,144,339

On May 30, 2014, the Company acquired an approximately 3,171-acre farm from unrelated third-party individuals for an aggregate purchase price of approximately $7.64 million in cash, including $5,017 in acquisition costs. The Burlington, Colorado-based farm is located in eastern Colorado. In connection with the asset acquisition, the Company leased the property back to the seller.  The new lease provides for aggregate annual cash rent of $367,340.  Rent for 2014 was paid at lease execution in its entirety, without proration.

On June 12, 2014, the Company acquired all of the outstanding stock in Hudye Farms U.S., Inc. (“HFUSI”), which owned an approximately 12,500-acre farm located primarily in eastern Colorado, for $24.5 million, excluding related acquisition costs of $57,592.  The Company funded this business combination with cash available from the IPO.  All tenant leases

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 5—Real Estate (Continued)

were terminated by the previous owner prior to the closing of the acquisition.  On June 20, 2014, HFUSI was merged with and into FPI Burlington Farms LLC, a wholly owned subsidiary of the Company, with FPI Burlington Farms LLC surviving. FPI Burlington Farms LLC entered into new leases with tenants on June 23, 2014.  The new leases provide for aggregate annual cash rent of $1,245,507.  Rent for 2014 was paid at lease execution in its entirety, without proration.  In conjunction with the business combination, the Company acquired a tax built-in gain of $17.8 million.  No deferred tax liability was recorded with respect to the tax built-in gain as the Company has the ability and intent to hold the property for the required holding period.

On June 26, 2013, the Company acquired an approximately 99.54-acre farm from unrelated third-party individuals for an aggregate purchase price of approximately $1.1 million in cash in connection with the business combination.  The new lease provided for aggregate annual cash rent for 2013 of $25,850.

During the three and six months ended June 30, 2013, the Company acquired the following farm:

Farm name	Location	Date acquired	Total approximate acres	Purchase price

Smith	McDonough County, IL	6/26/2013	99.54	$1,147,189

The preliminary allocation of purchase price for the farms acquired during the six months ended June 30, 2014 and the final allocation of the farm acquired in 2013 are as follows:

	June 30, 2014	December 31, 2013

Land	$29,817,228	$1,147,189
Irrigation improvements	530,781	—
Groundwater	1,742,550	—
Buildings (included in other)	70,000	—
Cash	1,000	—
Accrued property taxes	(17,220)	—
	$32,144,339	$1,147,189

The allocation of the purchase price for the farms acquired in 2014 is preliminary and may change during the measurement period.

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the date of acquisition.  The real estate acquired during the three and six months ended June 30, 2014 contributed $93,482 to total revenue and $3,538 to net income (including related real estate acquisition costs of $57,592) for the three and six months ended June 30, 2014.  The real estate acquired during the three and six months ended June 30, 2013 contributed $1,332 to total revenue and $1,075 to net income (including related real estate acquisition costs of $257) for the three and six months ended June 30, 2013.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 5—Real Estate (Continued)

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the Hudye and Smith business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

The unaudited pro forma financial information is presented below as if the Hudye and Smith farms acquired during the three and six months ended June 30, 2014 and 2013, respectively, had been acquired on January 1, 2013 and 2012, respectively.

	For the three months ended		For the six months ended
Proforma (unaudited)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total revenue	$786,398	$618,502	$1,472,049	$1,191,501
Net (loss) income	$(504,515)	$184,176	$(398,698)	$335,232

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 6—Mortgage Notes Payable

As of June 30, 2014 and December 31, 2013, the Company had the following indebtedness outstanding:

			Annual
			Interest
			Rate as of					Book Value of
			June 30,	Principal Outstanding as of				Collateral as of
Loan	Payment Terms	Interest Rate Terms	2014	June 30, 2014		December 31, 2013	Maturity	June 30, 2014
Financial institution	Annual principal and interest	Proprietary index, initially 3.25%		$—		$1,137,388	October 2032	$—
Financial institution	Annual principal and interest	Proprietary index, initially 3.99%		—		255,143	December 2027	—
Financial institution	Annual principal and interest	Proprietary index, initially 3.99%		—	(a)	240,000	December 2021	—
First Midwest Bank	Principal and interest at maturity	Greater of LIBOR + 2.59% and 2.80%	2.80%	754,000	(b)	1,796,000	June 2016	1,145,833	(c)
Financial institution	Annual principal and interest	5.25% until 2015, then 5-yr US Treasury + 3.5%		—		920,441	July 2030	—
Financial institution	Annual principal and interest	4.95% until 2016, then 5-yr US Treasury + 3.5%		—		528,748	September 2031	—
First Midwest Bank	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	30,000,000	(b)	34,500,000	March 2016	26,357,342	(d)
Financial institution	Annual principal and interest	Proprietary index, initially 4.9%		—		787,285	December 2041	—
Financial institution	Principal and interest at maturity	3.15% until 2014, then proprietary index		—		469,732	November 2032	—
Financial institution	Annual principal and interest	Proprietary index, initially 3.15%		—		1,742,500	April 2043	—
Financial institution	Annual principal and interest	4.00%		—		688,000	April 2018	—
Total				$30,754,000		$43,065,237		$27,503,175

(a)  The Company repaid the outstanding principal balance March 21, 2014.

(b) Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million.

(c) The book value collateral as of December 31, 2013 was $2,426,593.

(d) The book value collateral as of December 31, 2013 was $29,548,000.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 6—Mortgage Notes Payable (Continued)

On April 16, 2014, the Company repaid $6.5 million of secured mortgage debt and made a partial repayment of the First Midwest Bank debt of $4.7 million with a portion of the proceeds of the IPO.  On March 24, 2014, Pittman Hough Farms made a contractual debt payment of $766,000 on the First Midwest Bank debt, which the Company reimbursed on April 16, with a portion of the proceeds from the IPO.  The Company did not incur any early termination fees or fees related to the partial repayment.  In conjunction with the repayments, the Company wrote off $26,929 in unamortized deferred financing fees.

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30.8 million. The Company capitalized $135,341 in financing fees related to the modification of the loan.  In connection with the Loan Agreement, PH Farms LLC and Cottonwood Valley Land, LLC, which are wholly owned subsidiaries of the Operating Partnership, unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement.  In addition, Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under the Loan Agreement.  In conjunction with the modification, other than combining the two First Midwest Bank notes into one master note with two tranches, no other material terms were modified.

The collateral for the Company’s indebtedness consists of real estate, including farms, grain facilities and any other improvements present on such real estate.

The loan agreement governing the Company’s outstanding indebtedness includes standard acceleration clauses triggered by default under certain provisions of the note.

The Company is subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum debt to net worth ratio of 1.00 to 1.00 and a minimum debt service coverage ratio of 1.25 to 1.00.  Each covenant will be measured annually as of December 31st of each year.  Additionally, the Company is required to maintain a minimum account balance of $500,000 during the term of the agreement.

Aggregate maturities of long-term debt for the succeeding years are as follows:

Year Ending December 31,
Remaining 6 months in 2014	$—
2015	1,026,000
2016	29,728,000
$30,754,000

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 6—Mortgage Notes Payable (Continued)

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2014 and December 31, 2013, the fair value of the mortgage notes payable was $30.8 million and $43.1 million, respectively.

Note 7—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

On June 19, 2014, the Company entered into a purchase agreement with an unrelated third-party to acquire an approximately 1,250-acre farm in Yell County, Arkansas for approximately $4.6 million. In connection with the acquisition, the Company intends to enter into a lease with the existing tenant. The acquisition is expected to close no later than June 1, 2015, subject to the satisfaction of certain customary closing conditions. There can be no assurance that these conditions will be satisfied or that the pending acquisition will be consummated on the terms described herein, or at all.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 8—Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2014:

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional		Distributions		Interest in	Total
			Paid-in	Retained	in Excess of	Members’	Operating	Stockholders’
	Shares	Par Value	Capital	Deficit	Earnings	Deficit	Partnership	Equity
Balance at December 31, 2013	1,000	$10	$990	$—	$—	$(4,723,922)	$—	$(4,722,922)

Net loss	—	—	—	(358,283)	—	—	(48,795)	(407,078)
Contributions	—	—	—	—	—	1,178,107	—	1,178,107
Distributions	—	—	—	—	—	(16,765)	(1,071,592)	(1,088,357)
Distribution of accounts receivable	—	—	—	—	—	(450,833)	—	(450,833)
Exchange of members’ deficit for OP units	—	—	—	—	—	4,013,413	(4,013,413)	—
Proceeds from initial public offering, net of offering costs of $1,451,153 and underwriters discount of $3,724,000	3,800,000	38,000	47,986,847	—	—	—	—	48,024,847
Grant of unvested restricted stock	214,283	—	—	—	—	—	—	—
Stock based compensation	—	—	205,479	—	—	—	—	205,479
Accrued dividend	—	—	—	—	(421,500)	—	(204,225)	(625,725)
Redemption of initial shares	(1,000)	(10)	(990)	—	—	—	—	(1,000)
Allocation of non-controlling interest in Operating Partnership	—	—	(19,595,440)	—	—	—	19,595,440	—
Balance at June 30, 2014	4,014,283	$38,000	$28,596,886	$(358,283)	$(421,500)	$—	$14,257,415	$42,112,518

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 8—Stockholders’ Equity (continued)

Under the Company’s articles of incorporation, the total number of shares initially authorized for issuance was 1,000 shares of common stock, $0.01 par value per share.  On December 5, 2013, the Company issued 1,000 shares of common stock to its sole stockholder at $1.00 per share.  The shares were repurchased by the Company on April 18, 2014 for $1.00 per share.

On March 24, 2014, the Company amended and restated its articles of incorporation to authorize the issuance of up to 500,000,000 shares of common stock.  Upon completion of the IPO, on April 16, 2014, the Company had 500,000,000 shares of common stock authorized, 3,800,000 shares of common stock issued and outstanding and 214,283 unvested restricted shares of common stock.

On April 16, 2014, the Company completed the IPO and the FP Land Merger. The IPO resulted in the sale of 3,800,000 shares of common stock at a price per share of $14.00 and generated gross proceeds of $53.2 million. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $48.0 million. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for OP Units. The Operating Partnership used the net proceeds from the IPO as follows: (i) approximately $12.0 million to repay outstanding indebtedness, of which $766,000 had been advanced by Pittman Hough Farms and was reimbursed to Pittman Hough Farms with a portion of the net proceeds from the IPO; and (ii) approximately $55,000 (exclusive of the $766,000 that was reimbursed for amounts advanced by Pittman Hough Farms to repay certain indebtedness) to reimburse Pittman Hough Farms for amounts advanced or incurred in connection with the IPO and related formation transactions. The Operating Partnership used the remaining net proceeds for general corporate purposes, including working capital and acquisitions.

On May 14, 2014, the Board of Directors declared a cash dividend of $0.105 per share of common stock.  The dividend was payable to the Company’s stockholders of record as of July 1, 2014, and was paid on July 15, 2014.

The Company’s fully diluted outstanding shares, including OP Units and restricted stock, were 5,959,283 as of June 30, 2014.

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership that has a non-controlling ownership interest and is included in non-controlling interest in Operating Partnership on the balance sheet. As of June 30, 2014, the Company owned 67.4% of the outstanding OP Units and the remaining 32.6% of the OP Units were owned by Pittman Hough Farms.

On or after 12 months after becoming a holder of OP Units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to require the Operating Partnership to redeem all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement of the Operating Partnership), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 8—Stockholders’ Equity (continued)

all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each OP Unit (subject to anti-dilution adjustments provided in the partnership agreement).

If the Company gives the limited partners notice of its intention to make an extraordinary distribution of cash or property to its stockholders or effect a merger, a sale of all or substantially all of its assets, or any other similar extraordinary transaction, each limited partner may exercise its right to redeem its OP Units, regardless of the length of time such limited partner has held its OP Units.

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder, upon a redemption request.  When a unitholder redeems an OP Unit, non-controlling interest in the Operating Partnership is reduced and stockholders’ equity is increased.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions.  The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of the IPO and issuance of stock compensation, which caused changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership that occurred during the six months ended June 30, 2014, the Company has increased non-controlling interests in the Operating Partnership and decreased additional paid in capital by approximately $19.6 million as of June 30, 2014.

Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP Units.  The Plan provides for a maximum of 228,000 shares of common stock for issuance pursuant to the Plan.  The exercise price of each grant is determined by the compensation committee.  As of June 30, 2014, there were 13,717 of shares available for future grant under the Plan.

From time to time, the Company may award non-vested shares under the Plan, as compensation to officers, employees non-employee directors and non-employee contractors. The shares vest over a period of time as determined by the Board of Directors at the date of grant. The Company recognizes compensation expense for awards issued to officers, employees and non-employee directors for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.  The Company recognizes compensation expense for awards issued to non-employee consultants in the same period and in the same manner as if the Company paid cash for the underlying services.

Concurrently with the completion of the IPO, the Company granted an aggregate of 214,283 restricted shares of common stock, having an aggregate grant date fair value of $3.0 million (calculated as the number of shares granted multiplied by the stock price on date of grant), to the Company’s independent directors, Mr. Pittman, Luca Fabbri, the Company’s Chief Financial Officer, and Jesse J. Hough, the Company’s consultant.   Each of the restricted stock grants vest ratably over a three-year vesting period, subject to continued service with the Company.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 8—Stockholders’ Equity (continued)

The consulting agreement with Mr. Hough is recognized as expense over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations.

A summary of the non-vested shares as of June 30, 2014 is as follows:

Weighted
	Number of	average grant
	shares	date fair value

Unvested at January 1, 2014	—	$—
Granted on April 16, 2014	214,283	14.00
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2014	214,283	$14.00

For both the three and six months ended June 30, 2014, the Company recognized approximately $0.2 million of stock-based compensation expense related to these restricted stock awards.  As of June 30, 2014, there was $2.8 million of total unrecognized compensation costs related to non-vested stock awards.  As of June 30, 2014, these costs were expected to be primarily recognized over a weighted-average period of 2.8 years. There were no forfeitures for the six months ended June 30, 2014.

Earnings per Share

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 1,603,022 and 805,939 for the three and six months ended June 30, 2014, respectively.

For the three and six months ended June 30, 2014, diluted weighted average common shares do not include the impact of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three and six months ended June 30, 2014, there were 214,283 anti-dilutive compensation-related shares outstanding.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 8—Stockholders’ Equity (continued)

The computation of basic and diluted earnings per share is as follows:

	For the three months ended June 30, 2014	For the six months ended June 30, 2014

Numerator:
Net loss attributable to Farmland Partners Inc.	$(358,283)	$(358,283)
Less: Dividends paid on unvested restricted shares	(22,500)	(22,500)
Net loss attributable to common stockholders	$(380,783)	$(380,783)

Denominator:
Weighted-average number of common shares - basic	3,132,044	1,575,172
Unvested restricted shares (1)	—	—
Weighted-average number of common shares - diluted	3,132,044	1,575,172

Loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.24)

(1) Anti-dilutive for all periods presented.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

On July 30, 2014, the Company completed an underwritten public offering, pursuant to which it sold 3,717,472 shares of common stock.  The above earnings per common share does not include the impact of such issuance.

Note 9—Subsequent Events

On July 1, 2014, the Company acquired an approximately 640-acre row crop farm from an unrelated third-party for an aggregate purchase price of approximately $1.0 million in cash. The farm is located in Morrill, Nebraska. In connection with the acquisition, the Company leased the property back to the seller.

On July 30, 2014, the Company completed an underwritten public offering, pursuant to which the Company sold 3,717,472 shares of common stock at a price per share of $12.50 and generated gross proceeds of $46.5 million.  The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $43.3 million.

On August 4, 2014, the Company entered into a purchase agreement with an unrelated third-party to acquire an approximately 690-acre farm for an aggregate purchase price of approximately $2.7 million. The farm is located in Yell County, Arkansas. In connection with the acquisition, the Company intends to enter into a lease with the existing tenant. The acquisition is expected to close no later than September 9, 2014, subject to the satisfaction of certain customary closing conditions. There can be no assurance that these conditions will be satisfied or that the pending acquisition will be consummated on the terms described herein, or at all.

On August 6, 2014, our Board of Directors declared a cash dividend of $0.105 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of October 1, 2014, and is expected to be paid on October 15, 2014.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 9—Subsequent Events (Continued)

Anticipated Farmer Mac Facility

The Company entered into a non-binding term sheet with Federal Agricultural Mortgage Corporation (“Farmer Mac”) regarding a proposed secured note purchase facility, the “Farmer Mac Facility”, which provides for borrowings of up to an aggregate principal amount of $30.0 million. Pursuant to the Farmer Mac Facility, the Operating Partnership may, from time to time, issue one or more notes to Farmer Mac that are secured by pools of mortgage loans, which are, in turn, secured by first liens on agricultural real estate. Each note issued by the Operating Partnership is expected to have a three-year term and bear a fixed or floating interest rate to be determined at the time of each issuance. While the indicative fixed rate provided by Farmer Mac in the term sheet was 2.30% as of July 9, 2014, the interest rate for each issuance will be based on then-current market rates, and, as such, the Company can provide no assurances regarding the interest rate for each issuance under the Farmer Mac Facility. Prepayment of each note issuance will not be permitted unless otherwise agreed upon by both Farmer Mac and the Company.

Pursuant to a pledge and security agreement, the Operating Partnership will pledge as collateral mortgage loans with a value equivalent to 100% of the aggregate principal amount of the outstanding notes held by Farmer Mac, and the Company or the Operating Partnership will pledge additional collateral to overcollateralize the aggregate principal amount of the notes outstanding by an agreed-upon amount.  Under the pledge and security agreement, the Company will guarantee the performance of the Operating Partnership.

The Operating Partnership will use the proceeds from each note issuance to originate mortgage loans secured by first liens on agricultural real estate to wholly owned property-owning subsidiaries of the Operating Partnership, the proceeds of which will be used by these subsidiaries for the purpose of acquiring additional farmland and for general corporate purposes. Each note issuance under the Farmer Mac Facility is expected to be secured by an assignment of all rights, remedies, title and interest of the Operating Partnership in the agricultural mortgage loans, which will have effective loan-to-value ratios of up to 60% of the appraised value of the agricultural real estate securing such mortgage loans (after giving effect to our overcollateralization obligations), subject to Farmer Mac’s review and approval of such agricultural real estate.

The Company’s ability to borrow under the Farmer Mac Facility will be subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth.

Although the Company and Farmer Mac are working to finalize definitive documentation related to the Farmer Mac Facility, the Company can provide no assurances that the Company will enter into the Farmer Mac Facility on the terms described above or at all.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the prospectus dated July 24, 2014, which was filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 25, 2014, which is accessible on the SEC’s website at www.sec.gov. The terms “Company,” “we,” “our” and “us” refer to Farmland Partners Inc. and its consolidated subsidiaries except where the context otherwise requires.

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition and the other factors described in the section entitled “Risk Factors” in the prospectus that was filed with the SEC on July 25, 2014.  Given these uncertainties, undue reliance should not be placed on such statements.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.  We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus that was filed with the SEC on July 25, 2014.

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

We succeeded to the operations of our predecessor, FP Land LLC, a Delaware limited liability company (“FP Land” or our “Predecessor”) upon completion of the underwritten initial public offering of 3,800,000 shares of our common stock (the “IPO”) on April 16, 2014. Concurrently with the completion of the IPO, FP Land merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). As consideration for the FP Land Merger, the Operating Partnership issued 1,945,000 units of limited partnership interest in the Operating Partnership (“OP Units”)

to Pittman Hough Farms LLC (“Pittman Hough Farms”), which was the sole member of FP Land and is 75% owned by Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer. As a result of the FP Land Merger, the Operating Partnership acquired the 38 farms and three grain storage facilities owned indirectly by our Predecessor and assumed the ownership and operation of our Predecessor’s business. Upon completion of the IPO and the FP Land Merger, we owned approximately 67.4% of the OP Units in the Operating Partnership.

We intend to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ending December 31, 2014.

Recent Developments

Completed Acquisitions

Since the completion of the IPO, we have completed three acquisitions. As a result, the number of acres in our portfolio more than tripled, the number of our tenants increased from four to eleven, and the percentage of total acres leased to unrelated third parties went from approximately 16% to approximately 74%. All three of these completed acquisitions are in geographic areas in which we did not have a prior presence (East-Central Colorado and Western Nebraska), with the acreage in East-Central Colorado being sizeable enough (approximately 15,670 acres) to potentially allow us in the future to create economies of scale for our tenants. Our acquisitions in Colorado also diversified our crop exposure with significantly more wheat, a crop in which we previously had only nominal exposure.

On May 30, 2014, we acquired an approximately 3,170-acre row crop farm in Burlington, Colorado (the “Erker farm”) from unrelated third-party individuals for approximately $7.6 million. We funded the acquisition with cash proceeds from the IPO. In connection with the acquisition, we leased the Erker farm back to the sellers pursuant to a three-year lease with annual rent of $367,240, which is due each year on February 15.

On June 12, 2014, we acquired a farm constituting an aggregate of approximately 12,500 acres of row crop farmland (the “Hudye farm”) located primarily in East-Central Colorado, with a small portion in Western Kansas, through the purchase of all of the issued and outstanding capital stock of Hudye Farms U.S., Inc., a Colorado corporation, from unrelated third-party individuals for an aggregate purchase price of $24.5 million. We funded the purchase with cash proceeds from the IPO. In connection with the acquisition, we entered into one- and three-year leases with six tenants with a total annual rent of approximately $1,250,000, which is due each year on March 15.

On July 1, 2014, we acquired an approximately 640-acre row crop farm in Morrill County, Nebraska (the “Broadwater farm”) from an unrelated third-party individual for approximately $1.0 million. The Company funded the acquisition with cash proceeds from the IPO. In connection with the acquisition, we leased the Broadwater farm back to the seller pursuant to a five-year lease with annual rent of $65,000, which is due each year on February 15.

Properties under Contract

On June 19, 2014, we entered into a purchase agreement to acquire an approximately 1,250-acre row crop farm in Yell County, Arkansas (the “Ballymore farm”) from an unrelated third party for approximately $4.6 million. We expect the unlevered annual cash return from the initial lease on this property to be in excess of 5% per annum. The acquisition is subject to customary closing conditions and the execution of a tenant lease by the operator of the Ballymore farm. The purchase of this farm will be our initial entry into Arkansas and potentially add rice and cotton into our crop capability mix. We can provide no assurances that we will consummate the acquisition of, or enter in to a lease with respect to, the Ballymore farm on the terms that we anticipate, or at all.

On August 1, 2014, we entered into a purchase agreement to acquire an approximately 690-acre farm in Yell County, Arkansas from an unrelated third-party for approximately $2.7 million. In connection with the acquisition, we intend to enter into a lease with the existing tenant. The acquisition is expected to close no later than September 9, 2014, subject to the satisfaction of certain customary closing conditions. There can be no assurance that these conditions will be satisfied or that the pending acquisition will be consummated on the terms described herein, or at all.

Follow-on Equity Offering

We completed an underwritten public offering on July 30, 2014, pursuant to which we sold 3,717,472 shares of common stock at an offering price of $12.50 per share and generated gross proceeds of approximately $46.5 million. We received net proceeds from the offering of approximately $43.3 million after deducting the underwriting discounts and commissions and other offering expenses payable by us. We intend to use the net proceeds from the offering to fund future acquisitions and for general corporate purposes.

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

Demand

We expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for primary row crops will continue to grow to keep pace with global population growth, which we anticipate will result in higher prices for primary row crops and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long-term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary row crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary row crops toward animal-based proteins, which is expected to result in increased demand for primary row crops as feed for livestock. According to the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050, a 45.5% increase from 2005-2007 levels and tow-and-a-half times the 423 million tons of grain produced in the United States in 2012.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long-term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long-term, could impact our rental revenues and our results of operations. However, the success of our business strategy is not dependent on growth in demand for biofuels and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary row crops over the long-term.

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

Our existing portfolio is concentrated primarily in Illinois, Nebraska and Colorado, which exposes us to greater economic risk than if we owned a more geographically diverse portfolio. As a result, we are particularly susceptible to developments or conditions in these states and/or the specific counties in which our farms are located, including adverse weather conditions (such as windstorms, tornados, hail, floods, drought and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions, and unfavorable or uncertain political, economic, business or regulatory conditions (such as changes in price supports, subsidies and environmental regulations). Any such developments or conditions could materially and adversely affect the value of our farmland and our ability to lease our farmland on favorable terms or at all.

Lease Expirations

Farm leases are often short-term in nature.  Our portfolio as of June 30, 2014, has the following lease expirations as a percentage of approximate acres and annualized cash rents:

Year Ending December 31,	Approximate acres	% of approximate acres	Annualized cash rents	% of annualized cash rents
Remaining 6 months in 2014	3,949	17.2%	$967,004	23.3%
2015	1,857	8.1%	766,975	18.5%
2016	17,188	74.7%	2,422,282	58.3%

	22,994		$4,156,261

Rental Revenues

Our revenues are generated from renting farmland to operators of farming businesses. Farmland leases typically have terms of between one and three years. Substantially all of our leases have terms ranging from one to three years.  Although our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

The leases for substantially all of the properties in our portfolio provide that tenants must pay us 100% of the annual rent in advance of each spring planting season.  As a result, we expect to collect 100% of the annual rent in the first calendar quarter of each year for 39 of the 41 farms in our portfolio.  We believe our use of leases pursuant to which 100% of the annual rent is payable in advance of each spring planting season substantially mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Prior to acquiring farmland property, we will take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay rent payment when it is due.

Expenses

All of the leases for our portfolio are, and we expect that substantially all of the leases for farmland we acquire in the future will be structured in such a way such that we are responsible for major maintenance, insurance and taxes (which are generally reimbursed to us by our tenants) while our tenant is responsible for minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. As the owner of the land, we generally will only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities or other typical physical structures. In cases where capital expenditures are necessary, we typically will seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also will incur the costs associated with maintaining liability and casualty insurance.

We incur costs associated with running a public company, including, among others, costs associated with employing our personnel and compliance costs. We incur costs associated with due diligence and acquisitions, including, among others, travel expenses, consulting fees (including fees under the Consulting Agreement with Jesse J. Hough) and legal and accounting fees. We also incur costs associated with managing our farmland. However, because farmland generally has minimal, if any, physical structures that need routine inspection and maintenance, and our leases generally are and we expect will continue to be structured to provide that the tenant pays many of the costs associated with the property, we do not believe the management of our farmland will be labor- or capital-intensive. Furthermore, we believe that our platform is scalable, and we do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time. Rather, we expect that as we add additional farmland to our portfolio, will be able to achieve economies of scale, which will enable us to reduce our operating costs per acre.

Crop Prices

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many annual row crops, and particularly corn, experienced significant declines in 2013, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for annual row crops represented a correction to historical norms (adjusted for inflation) and that long-term growth trends in global population and GDP per capita will result in increased prices for primary row crops over time. Although annual rental payments under our leases typically will not be based expressly on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

Interest Rates

We expect that future changes in interest rates will impact our overall operating performance, by, among other things, increasing our borrowing costs. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt, including borrowings under the anticipated Farmer Mac Facility, will likely remain at floating rates. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (which is defined as nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical combined consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When an acquisition involves a sale-lease back transaction with newly originated leases entered into with the seller, the Company accounts for the transaction as an asset acquisition and capitalizes the transaction costs incurred in connection with the acquisition. When the Company acquires farmland that was previously operated as a rental property, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations as incurred.  Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land as if it were unimproved. The Company values improvements, including grain facilities, at replacement cost as new adjusted for depreciation. Management’s estimates of land value are made using a comparable sales analysis. Factors considered by management in its analysis include soil types and water availability, the sale prices of comparable farms, and the replacement cost and residual useful life of land improvements. The Company has not previously acquired properties subject to above or below market leases. If above and below market leases are acquired, the Company will value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

As of June 30, 2014 and December 31, 2013, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.

Acquisition costs and due diligence expenses related to business combinations are expensed as incurred and are included in acquisition and due diligence costs on our combined consolidated statements of operations. When we acquire land in an asset acquisition, related acquisition costs are included in the price of the asset.

Real Estate

Our real estate consists of land and improvements made to the land consisting of grain facilities, irrigation improvements, groundwater, other assets and drainage improvements. We record real estate cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 20-25 years for grain facilities, 20-30 years for irrigation improvements, 3-10 years for groundwater, 39 years for other acquired assets and 30-65 years for drainage improvements. The Company periodically evaluates the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.  When a sale occurs, we recognize the associated gain when all consideration has been transferred, the sale has closed, and there is no material continuing involvement. If a sale is expected to generate a loss, we first assess it through the impairment evaluation process—see ‘‘Impairment’’ below.

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

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. All leases in the period ended June 30, 2013 had a term of one year with no renewal options or rent escalations.  Leases for substantially all of the properties required payment of rent in installments upon the Company’s request.  Revenue for the leases is recognized on a pro rata basis over the lease term.  One lease had rental payments that are received in kind through transfer of ownership of a percentage of the tenant’s crops.  Rental revenue under that lease is recognized upon receipt of the crop inventory.

Certain leases in the period ended June 30, 2014 had terms ranging from one to three years with no renewal options or rent escalations.  Leases on 36 of our properties required rent to be payable within 10 days after the completion of the IPO and the lease on one property is payable in installments.  Revenue for the leases is recognized on a pro rata basis over the lease term.  One lease has rental payments due at harvest equal to 25% of the tenant’s annual farming revenue.  Rental revenue under that lease is recognized upon notification from the tenant of the amount of crop harvested during the applicable harvest(s) throughout the year.  Tenant leases on acquired farms generally require the tenant to pay rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops.  Rent on these leases are allocated over the lease term on a straight line basis.

Tenant reimbursements include reimbursements for real estate taxes that each tenant pays in accordance with the terms of its lease.  Under the terms of the leases that were in place upon the completion of the IPO, the leases on two the Company’s properties require the tenant to reimburse the Company for the 2013 real estate taxes the Company pays on the properties covered by the leases in 2014.  Leases on 36 of our properties require the tenant to directly pay the 2013 property taxes due in 2014; however, beginning in 2015, the Company will pay the property taxes related to each of the farms and will be reimbursed by our tenants for those property taxes no later than December 1 of each year.  Taxes paid by the Company and their subsequent reimbursement are recognized under property operating expenses as incurred and tenant reimbursements as earned or contractually due, respectively.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was acquired.

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

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, the Company evaluates the required holding period, generally 5-10 years and determines if they have the ability and intent to hold the underlying assets for the necessary holding period.  If the Company has the ability to hold the underlying assets for the required holding period no deferred tax liability will be recorded with respect to the built-in gain.

Adoption of New or Revised Accounting Standards

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the quarter ended June 30, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

New or Revised Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

Results of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

	For the three months ended June 30,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Rental income	$700,965	$564,331	$136,634	24.2%
Tenant reimbursements	77,830	—	77,830	NM
Other income	7,603	—	7,603	NM
Total operating revenues	786,398	564,331	222,067	39.4%

OPERATING EXPENSES
Depreciation and depletion	69,369	35,357	34,012	96.2%
Property operating expenses	59,732	11,805	47,927	406.0%
Acquisition and due diligence costs	60,923	257	60,666	23,605.4%
General and administrative expenses	747,006	7,872	739,134	9,389.4%
Legal and professional	102,500	12,094	90,406	747.5%
Total operating expenses	1,039,530	67,385	972,145	1,442.7%
OPERATING INCOME	(253,132)	496,946	(750,078)	(150.9)%

OTHER EXPENSE:
Interest expense	288,536	326,487	(37,951)	(11.6)%
Total other expense	288,536	326,487	(37,951)	(11.6)%

NET (LOSS) INCOME	$(541,668)	$170,459	$(712,127)	(417.8)%

NM = Not Meaningful

Our rental income for the periods presented were impacted by one acquisition made during the year ended December 31, 2013 and two acquisitions made during the three months ended June 30, 2014. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes all properties other than the Smith farm, which was acquired in June 2013, the Hudye farm, which was acquired on June 12, 2014, and the Erker farm, which was acquired on May 30, 2014.

Total rental income increased $136,634, or 24.2%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily resulting from approximately one month of rental income for the Erker farm and approximately seven days of rental income for the Hudye farm, both of which were acquired during the three months ended June 30, 2014, and a full three months of rental income from the Smith farm that was acquired during the year ended December 31, 2013. For the three months ended June 30, 2014, the average annual cash rent for the entire portfolio decreased to $186 per acre from $326 per acre for the same period in 2013. The decrease in average annual cash rent per acre is a result of a change in the composition of the farmland portfolio.  Rental income for the same-property portfolio increased $61,655, or 11%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, as a result of average annual cash rent for the same-property portfolio increasing to $366 per acre for the three months ended June 30, 2014 from $327 per acre for the same period in 2013.

In the three months ended June 30, 2014 and 2013, the Company received full year rent payment of $1,612,847 and a half year rent payment of $12,185, respectively, under lease agreements entered into in connection with farms acquired during the period.

Beginning January 1, 2013, all but two of the Company’s leases required the tenants to pay all expenses incurred during the lease term in connection with the leased farms, including property taxes and maintenance.  In 2015, the Company will pay the 2014 property taxes related to each of the farms and will be reimbursed by our tenants for those property taxes no later than December 1, 2015.  The Company accrued the expected tenant reimbursements for the three months ended June 30, 2014, which are expected to be paid on December 1, 2015.  Additionally, the tenants of FPI Burlington LLC were required to reimburse the Company for the 2013 taxes payable in 2014 of $18,595.  As a result, tenant reimbursements increased $77,830, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, and property operating expenses increased $47,927, or 406.0%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Depreciation and depletion increased $34,012, or 96.2%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 as a result of our investments in irrigation equipment as well as increased depreciation related to the acquisition of the Hudye and Erker farms in the second quarter of 2014.

Acquisition and due diligence costs increased to $60,923 as a result of the costs related to the acquisition of the Hudye farm of $57,592 and due diligence efforts on other prospective acquisitions.

General and administrative expenses increased $739,134 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.  The increase in general and administrative expenses was a result of a $136,000 increase in officer compensation as we did not have any employees prior to the IPO, $36,000 incurred related to the shared services agreement with Pittman Hough Farms, $16,000 incurred related to a consulting agreement entered into on April 16,2014, $205,479 in amortization of restricted stock granted in conjunction with the IPO, $73,000 costs incurred as a result of becoming a public company, Board of Directors expenses of $66,000, travel costs of $31,000 and $169,000 in professional fees incurred on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO.

Legal and professional increased $90,406, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily as a result of $87,500 in audit and accounting fees in 2014.

Interest expense decreased by $37,951, or 11.6%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, as a result of repaying $11.2 million in outstanding debt in connection with the IPO as well as contractual principal payments of $1.0 million immediately prior to the IPO.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

	For the six months ended June 30,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Rental income	$1,336,819	$1,127,330	$209,489	18.6%
Tenant reimbursements	127,627	—	127,627	NM
Other income	7,603	—	7,603	NM
Total operating revenues	1,472,049	1,127,330	344,719	30.6%

OPERATING EXPENSES
Depreciation and depletion	109,264	70,087	39,177	55.9%
Property operating expenses	109,529	26,298	83,231	316.5%
Acquisition and due diligence costs	60,923	257	60,666	23605.4%
General and administrative expenses	820,301	15,745	804,556	5109.9%
Legal and professional	156,000	12,094	143,906	1189.9%
Total operating expenses	1,256,017	124,481	1,131,536	909.0%
OPERATING INCOME	216,032	1,002,849	(786,817)	(78.5)%

OTHER EXPENSE:
Interest expense	623,110	654,748	(31,638)	(4.8)%
Total other expense	623,110	654,748	(31,638)	(4.8)%

NET (LOSS) INCOME	$(407,078)	$348,101	$(755,179)	(216.9)%

NM = Not Meaningful

Our rental income for the periods presented were impacted by one acquisition made during the year ended December 31, 2013. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes all properties other than the Smith farm, which was acquired in June 2013, the Hudye farm, which was acquired on June 12, 2014, and the Erker farm, which was acquired on May 30, 2014.

Total rental income increased $209,489, or 18.6%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily resulting from approximately one month of rental income for the Erker farm and seven days of rental income for the Hudye farm, both of which were acquired during the six months ended June 30, 2014, and a full six months of rental income from the Smith farm that was acquired during the year ended December 31, 2013. For the six months ended June 30, 2014, the average annual cash rent for the entire portfolio decreased to $186 per acre from $326 per acre for the same period in 2013.  The decrease in average annual cash rent per acre is a result of a change in the composition of the farmland portfolio.  Rental income for the same-property portfolio increased $123,311, or 11%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as a result of average annual cash rent for the same-property portfolio increasing to $366 per acre for the six months ended June 30, 2014 from $327 per acre for the same period in 2013.

In the six months ended June 30, 2014 and 2013, the Company received a full year rent payment of $1,612,847 and a half year rent payment of $12,185, respectively, under lease agreements entered into in connection with farms acquired during the period.

Beginning January 1, 2013, all but two of the Company’s leases required the tenants to pay all expenses incurred during the lease term in connection with the leased farms, including property taxes and maintenance.  In 2015, the Company will pay the 2014 property taxes related to each of the farms and will be reimbursed by our tenants for those property taxes no later than December 1, 2015.  Additionally, the tenants of FPI Burlington LLC were required to reimburse the Company for the 2013 taxes payable in 2014 of $18,595.  The Company accrued the expected tenant reimbursements for the three and six months ended June 30, 2014, which are expected to be paid on December 1, 2015.  As a result, tenant reimbursements increased $127,627, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, and property operating expenses increased $83,231, or 316.5%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Depreciation and depletion expense increased $39,177, or 55.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as a result of our investments in irrigation equipment as well as increased depreciation related to the acquisition of the Hudye and Erker farms in the second quarter of 2014.

Acquisition and due diligence costs increased to $60,666 as a result of the costs related to the acquisition of the Hudye farm of $57,592 and due diligence efforts on other prospective acquisitions.

General and administrative expenses increased $804,556 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.  The increase in general and administrative expenses was a result of a $136,000 increase in officer compensation as we did not have any employees prior to the IPO, $36,000 incurred related to the shared services agreement with Pittman Hough Farms, $16,000 incurred related to a consulting agreement entered into on April 16, 2014, $205,479 in amortization of restricted stock granted in conjunction with the IPO, $73,000 in costs incurred as a result of becoming a public company, Board of Directors expenses of $66,000, travel costs of $44,000 and $220,000 in professional fees incurred on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO.

Legal and professional increased $143,906, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 primarily as a result of $140,500 in audit and accounting fees in 2014.

Interest expense decreased by $31,638, or 4.8%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as a result of repaying $11.2 million in outstanding debt in connection with the IPO as well as contractual principal payments of $1.0 million immediately prior to the IPO.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to the holders of OP Units and other general business needs. On April 16, 2014, we completed the IPO, which resulted in aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, of approximately $48.0 million. We repaid approximately $12.0 million of outstanding indebtedness with a portion of the net proceeds from the IPO and acquired approximately $30.8 million of indebtedness. See “—Consolidated Indebtedness” below.  On July 30, 2014, we completed an underwritten public offering, pursuant to which we sold 3,717,472 shares of our common stock at a price per share of $12.50 and generated gross proceeds of $46.5 million (the “Follow-on

Offering”).  The aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, were approximately $43.3 million.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of cash primarily will be the net proceeds from the Follow-on Offering, operating cash flows and borrowings.

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

We are subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum debt to net worth ratio of 1.00 to 1.00 and a minimum debt service coverage ratio of 1.25 to 1.00.  Each covenant will be measured annually at each December 31st year end.  Additionally, the Company is required to maintain a minimum balance of $500,000 during the term of the agreement.

Anticipated Farmer Mac Facility

We have entered into a non-binding term sheet with Federal Agricultural Mortgage Corporation (“Farmer Mac”) regarding a proposed secured note purchase facility the “Farmer Mac Facility”, which provides for borrowings of up to an aggregate principal amount of $30.0 million.

Pursuant to the Farmer Mac Facility, our Operating Partnership may, from time to time, issue one or more notes to Farmer Mac that are secured by pools of mortgage loans, which are, in turn, secured by first liens on agricultural real estate.  Each note issued by our Operating Partnership is expected to have a three-year term and bear a fixed or floating interest rate to be determined at the time of each issuance. While the indicative fixed rate provided by Farmer Mac in the term sheet was 2.30% as of July 9, 2014, the interest rate for each issuance will be based on then-current market rates, and, as such, we can provide no assurances regarding the interest rate for each issuance under the Farmer Mac Facility. Prepayment of each note issuance will not be permitted unless otherwise agreed upon by both Farmer Mac and us.

Pursuant to a pledge and security agreement, our Operating Partnership will pledge as collateral mortgage loans with a value equivalent to 100% of the aggregate principal amount of the outstanding notes held by Farmer Mac, and we or our Operating Partnership will pledge additional collateral to overcollateralize the aggregate principal amount of the notes outstanding by an agreed-upon amount.  Under the pledge and security agreement, we will guarantee the performance of our Operating Partnership.

Our Operating Partnership will use the proceeds from each note issuance to originate mortgage loans secured by first liens on agricultural real estate to wholly owned property-owning subsidiaries of our Operating Partnership, the proceeds of which will be used by these subsidiaries for the purpose of acquiring additional farmland and for general corporate purposes. Each note issuance under the Farmer Mac Facility is expected to be secured by an assignment of all rights, remedies, title and interest of our Operating Partnership in the agricultural mortgage loans, which will have effective loan-to-value ratios of up to 60% of the appraised value of the agricultural real estate securing such mortgage loans (after giving effect to our overcollateralization obligations), subject to Farmer Mac’s review and approval of such agricultural real estate.

Our ability to borrow under the Farmer Mac Facility will be subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth.

We expect the Farmer Mac Facility to include customary events of default, the occurrence of any of which, after any applicable cure period, will permit Farmer Mac to terminate the Farmer Mac Facility and accelerate payment of all amounts outstanding thereunder and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.

Although we and Farmer Mac are working to finalize definitive documentation related to the Farmer Mac Facility, we can provide no assurances that we will enter into the Farmer Mac Facility on the terms described above or at all.

Sources and Uses of Cash

As of June 30, 2014, we had $5,429,723 of cash and cash equivalents compared to $17,805 at December 31, 2013.

The following table summarizes the cash flows for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
	2014	2013

Cash provided by (used in) operating activities	$2,234,366	$(124,707)
Cash used in investing activities	$(32,489,467)	$(1,305,259)
Cash provided by financing activities	$35,667,019	$1,437,053

Cash flows from Operating Activities

Net cash provided by (used in) operating activities increased $2,359,073, primarily as a result of receiving $4,121,974 in cash rents for the six months ended June 30, 2014, partially offset by the decrease in net income of $755,179, or 217%, that resulted from an increase in professional fees of $261,630 and officer compensation of $136,000. Other significant changes to note are as follows: 1) increased payments of $128,000 to acquire other operating assets, primarily prepaid insurance and other annual public company costs and 2) an increase in cash paid for interest of $223,151, during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as a result of the timing of interest payments on the current indebtedness and the payoff of $12.2 million of outstanding indebtedness in 2014.

Cash flows from Investing Activities

Net cash used for investing activities increased $31,184,208 as compared to the six months ended June 30, 2013, primarily as a result of acquiring the Hudye and Erker farms in 2014 for aggregate consideration of $32,143,339.

Cash flows from Financing Activities

Net cash provided by financing activities increased $34,229,966 primarily as a result of the net proceeds from the IPO, which was completed April 16, 2014, partially offset by the repayment of $12.3 million in outstanding debt.  In addition, as a result of the completion of the formation transactions, the Company had a reduction in distributions to non-controlling interest in operating partnership of $4.6 million.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains

(or losses) from sales of depreciable operating property, plus real estate related depreciation, depletion and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management presents FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating properties, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of improvements on our properties, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO in accordance with the NAREIT definition as we do, and, accordingly, our FFO may not be comparable to such other REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income as a measure of our performance. FFO should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or service indebtedness. FFO also should not be used as a supplement to or substitute for cash flow from operating activities computed in accordance with GAAP.

We do not, however, believe that FFO is the only measure of the sustainability of our operating performance.  Changes in GAAP accounting and reporting rules that were put in effect after the establishment of NAREIT’s definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance.  Therefore, in addition to FFO, we present AFFO and AFFO per share, fully diluted, both of which are non-GAAP measures.  Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.  AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance.  Even AFFO, however, does not properly capture the timing of cash receipts, especially in connection with full-year rent payments under lease agreements entered into in connection with newly acquired farms.  Management considers AFFO per share, fully diluted to be a supplemental metric to GAAP earnings per share.  AFFO per share, fully diluted provides additional insight into how our operating performance could be allocated to potential shares outstanding at a specific point in time.  Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs.  However, other REITs may use different methodologies for calculating AFFO and AFFO per share, fully diluted and, accordingly, our AFFO and AFFO per share, fully diluted may not always be comparable to AFFO and AFFO per share amounts calculated by other REITs.  AFFO and AFFO per share, fully diluted should not be considered as an alternative to net (loss) income or earnings per share (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to net (loss) income earnings per share (determined in accordance with GAAP) as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•                  Crop year adjusted revenue.  In accordance with GAAP, rental payments are recognized as income on a straight-line basis over the terms of the respective leases.  With respect to leases entered into on acquired property, crop year adjusted revenue represents the difference between the pro rata contractual cash revenue for each crop year spread equally over the quarterly periods of ownership (without regard to the date of acquisition within the quarter) and the rent recognized on a straight-line basis in accordance with GAAP.  This application results in income recognition that can differ significantly from the current GAAP accounting.  By adjusting for this item, we believe AFFO, provides useful supplemental information reflective of the realized economic impact of our leases on a crop year basis, which is useful in assessing the sustainability of our operating performance.

•                  Real estate related acquisition and due diligence costs.  Acquisition expenses are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance.  This exclusion also improves comparability of our results over each reporting period and of our company with other real estate operators.

•                  Stock based compensation.  Stock based compensation is a non-cash expense and therefore, does not correlate with the ongoing operations.  We believe that excluding these costs from AFFO improves comparability of our results over each reporting period and of our company with other real estate operators.

•                  Common shares fully diluted.  In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes common shares, OP Units and unvested restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company.

The following table sets forth a reconciliation of Net (loss) income to FFO, AFFO and net loss available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(541,668)	$170,459	$(407,078)	$348,101
Depreciation and depletion	69,369	35,357	109,264	70,087
FFO	(472,299)	205,816	(297,814)	418,188

Crop year adjusted revenue	472,504	11,593	472,504	11,593
Stock based compensation	205,479	—	205,479	—
Real estate related acquisition and due diligence costs	60,923	257	60,923	257
AFFO	$266,607	$217,666	$441,092	$430,038
AFFO per share data, fully diluted:

AFFO common shares, fully diluted	5,959,383		5,959,383
U.S. GAAP income (loss) per share	$(0.12)		$(0.24)
Income available to non-controlling interest in Operating Partnership	0.03		0.17
Depreciation and depletion	0.01		0.02
Crop year adjusted revenue	0.08		0.08
Stock based compensation	0.03		0.03
Real estate related acquisition and due diligence costs	0.01		0.01
AFFO per share, fully diluted	$0.04		$0.07

The following table sets forth a reconciliation of AFFO share information to weighted average common shares outstanding, basic and diluted, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Basic and diluted weighted average shares outstanding	3,132,044		1,575,172
OP Units on an as if converted basis	1,945,000		1,945,000
Unvested restricted stock	214,383		214,383
Common shares fully diluted adjustment	667,956		2,224,828
AFFO common shares, fully diluted	5,959,383		5,959,383

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

EBITDA is a key financial measure used to evaluate our operating performance but should not be construed as an alternative to operating income, cash flows from operating activities or net income, in each case as determined in accordance with GAAP. EBITDA is not a measure defined in accordance with GAAP. We believe that EBITDA is a standard performance measure commonly reported and widely used by analysts and investors in our industry. However, while EBITDA is a performance measure widely used across several industries, we do not believe that it correctly captures our business operating performance because it includes non-cash expenses and recurring adjustments that are necessary to better understand our business operating performance.  Therefore, in addition to EBITDA, our management uses Adjusted EBITDA, a non-GAAP measure.  A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth in the table below.

We further adjust EBITDA for certain additional items such as crop year adjusted revenue, stock based compensation, real estate related acquisition and due diligence costs (for a full discussion of these adjustments see AFFO adjustments discussed above) that we consider necessary to understand our operating performance. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

EBITDA and Adjusted EBITDA have limitations an analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                  EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•                  EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•                  Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for these replacements; and

•                  Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting the usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results of operations and using EBITDA and Adjusted EBITDA only as a supplemental measure of our performance.

The following table sets forth a reconciliation of our net (loss) income to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(541,668)	$170,459	$(407,078)	$348,101
Interest expense	288,536	326,487	623,110	654,748
Depreciation and depletion	69,369	35,357	109,264	70,087
EBITDA	$(183,763)	$532,303	$325,296	$1,072,936

Crop year adjusted revenue	472,504	11,593	472,504	11,593
Stock based compensation	205,479	—	205,479	—
Real estate related acquisition and due diligence costs	60,923	257	60,923	257
Adjusted EBITDA	$555,143	$544,153	$1,064,202	$1,084,786

Inflation

All of the leases for the farmland in our initial portfolio have one- to five-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including taxes, maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases since our leases will be renegotiated every one to three years.

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

At June 30, 2014, approximately $30.8 million, or 100%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.4 million per year. At June 30, 2014, LIBOR was approximately 15 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be impacted.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audits of our Predecessor’s consolidated financial statements for the years ended December 31, 2013 and 2012, our Predecessor’s independent registered public accountants identified and communicated a material weakness related to the failure to implement an effective system of internal controls over financial reporting. This material weakness resulted in audit adjustments to our Predecessor’s financial statements, which were identified by our Predecessor’s independent registered public accounting firm. Two contributing factors to this material weakness included a failure to maintain a sufficient complement of qualified accounting personnel and an appropriate segregation of duties within the organization. Management has taken steps to partially remediate the previously identified material weakness, including hiring additional qualified accounting personnel and establishing monthly and quarterly internal closing procedures. In addition, with the oversight of the Audit Committee of the Company’s Board of Directors, management has begun taking additional steps and measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures. We expect to incur additional costs as a public company to implement these new policies and procedures and to remediate the previously identified material weakness. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

Notwithstanding the identified material weakness described above, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP for interim financial statements, and the Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the condensed combined consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report.

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                 Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.        Risk Factors.

For a discussion of potential risks and uncertainties related to our Company see the information under the heading “Risk Factors” in the prospectus dated July 24, 2014, filed with the SEC on July 25, 2014 in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the prospectus.

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

We contributed the net proceeds from the IPO to the Operating Partnership in exchange for OP Units. The Operating Partnership used the net proceeds from the IPO as follows: (i) approximately $12.0 million to repay outstanding indebtedness, of which $766,000 was advanced by Pittman Hough Farms and was reimbursed to Pittman Hough Farms with a portion of the net proceeds from the IPO; (ii) approximately $55,000 (exclusive of the $766,000 that was reimbursed for amounts advanced by Pittman Hough Farms to repay certain indebtedness) to reimburse Pittman Hough Farms for amounts advanced or incurred in connection with the IPO and related formation transactions; and (iii) an aggregate of approximately $33.1 million to acquire the Erker, Hudye and Broadwater farms; and (iv) an aggregate of approximately $2.0 million for working capital purposes.  The Operating Partnership intends to use the remaining net proceeds for general corporate purposes, including working capital, future acquisitions and, potentially, paying distributions.

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

Farmland Partners Inc.

Dated: August 13, 2014	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2014	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP, dated April 16, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.2

Employment Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Paul A. Pittman. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.3

Employment Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.4

Consulting Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.5

Shared Services Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and American Agriculture Corporation. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.6

Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.7

Tax Protection Agreement, dated April 16, 2014, by and between Farmland Partners, Inc., Farmland Partners Operating Partnership, LP, and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.8

Registration Rights Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.9

Amended and Restated Business Loan Agreement, dated April, 16, 2014, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank.(Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 22, 2014).

10.10

Contract to Buy and Sell Real Estate, dated April 16, 2014, by and between Farmland Partners, Inc. and Darren Erker and Jessica Erker and Jessica Erker. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A, filed on July 22, 2014).

10.11

Contract Amendment Agreement, dated May 7, 2014, by and between Farmland Partners Inc. and Darren Erker and Jessica Erker. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11/A, filed on July 22, 2014).

10.12

Stock Purchase Agreement, dated May 29, 2014, by and between Farmland Partners Inc. and Benedict Hudye and Gregory Hudye. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11/A, filed on July 22, 2014).

10.13

Amendment to Stock Purchase Agreement, dated June 11, 2014, by and between Farmland Partners Inc. and Benedict Hudye and Gregory Hudye. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11/A, filed on July 22, 2014).

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

*   Filed herewith

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.