Form 10-Q
period 2014-09-30
Farmland Partners Inc.
filed 2014-10-31
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 30, 2014, 7,731,755 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2014

Farmland Partners Inc.

Combined Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Land, at cost	$67,994,854	$34,693,573
Grain facilities	2,563,415	2,563,415
Groundwater	1,742,550	—
Irrigation improvements	1,555,995	768,935
Drainage improvements	779,975	779,975
Other	88,000	—
Real estate, at cost	74,724,789	38,805,898
Less accumulated depreciation	(658,364)	(450,474)
Total real estate, net	74,066,425	38,355,424
Deposits	1,001,851	—
Cash	63,747,769	17,805
Deferred financing fees, net	251,761	133,734
Deferred offering costs	—	699,013
Accounts receivable	79,613	12,867
Accounts receivable, related party	137,846	450,833
Other	99,020	—

TOTAL ASSETS	$139,384,285	$39,669,676

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable	$51,454,000	$43,065,237
Dividends payable	1,016,059	—
Accrued interest	34,027	78,603
Accrued property taxes	178,399	—
Deferred revenue (See Note 2)	1,753,410	—
Accrued expenses	235,102	1,248,758
Total liabilities	54,670,997	44,392,598

Commitments and contingencies

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized; 7,731,755 and 1,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	75,175	10
Additional paid in capital	68,789,362	990
Retained deficit	(330,632)	—
Distributions in excess of earnings	(1,233,334)	—
Members’ deficit	—	(4,723,922)
Non-controlling interest in operating partnership	17,412,717	—
Total equity	84,713,288	(4,722,922)

TOTAL LIABILITIES AND EQUITY	$139,384,285	$39,669,676

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the three and nine months ended September 30, 2014 and 2013

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Rental income (See Note 2)	$1,189,366	$576,716	$2,526,185	$1,704,046
Tenant reimbursements	61,283	—	188,910	26,007
Other income	11,405	—	19,008	—
Total operating revenues	1,262,054	576,716	2,734,103	1,730,053

OPERATING EXPENSES
Depreciation and depletion	100,208	38,486	209,472	108,573
Property operating expenses	65,069	—	174,598	665
Acquisition and due diligence costs	42,602	14,435	103,525	14,692
General and administrative expenses	645,962	7,873	1,466,263	23,618
Legal and accounting	87,192	—	243,192	12,094
Total operating expenses	941,033	60,794	2,197,050	159,642
OPERATING INCOME	321,021	515,922	537,053	1,570,411

OTHER EXPENSE:
Interest expense	286,216	346,504	909,326	1,001,252
Total other expense	286,216	346,504	909,326	1,001,252
NET INCOME (LOSS)	34,805	169,418	(372,273)	569,159

Net (income) loss attributable to non-controlling interests - operating partnership	(7,154)	—	41,641	—

Net income (loss) attributable to the Company	$27,651	$169,418	$(330,632)	$569,159

Nonforfeitable dividends allocated to unvested restricted shares	(22,500)		(45,000)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$5,151		$(375,632)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$—		$(0.12)
Diluted net income (loss) available to common stockholders	$—		$(0.12)
Distributions declared per common share	$0.105		$0.21
Basic weighted average common shares outstanding	6,305,253		3,168,803
Diluted weighted average common shares outstanding	6,309,584		3,168,803

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the nine months ended September 30, 2014 and 2013

(Unaudited)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(372,273)	$569,159
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and depletion	209,472	108,573
Amortization of deferred financing fees	97,987	41,720
Stock based compensation	446,460	—
Loss on disposition of assets	7,419	—
Changes in operating assets and liabilities
Increase in accounts receivable	(174,592)	(1,339,935)
Increase in other assets	(99,020)	—
(Decrease) increase in accrued interest	(44,576)	156,267
Decrease in accrued expenses	(314,643)	—
Increase in deferred revenue	1,753,410	—
Increase (decrease) in accrued property taxes	156,440	(37,548)
Net cash provided by (used in) operating activities	1,666,084	(501,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions, net of cash acquired	(35,889,805)	(1,147,188)
Grain facilities construction	—	(200,000)
Irrigation equipment additions	(46,128)	(196,358)
Deposits on future acquisitions	(1,001,851)	—
Net cash used in investing activities	(36,937,784)	(1,543,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	20,700,000	13,736,041
Repayments on mortgage notes payable	(12,311,237)	(6,754,868)
Proceeds from initial public offering	49,476,000	—
Proceeds from underwritten public offering	44,144,980	—
Payment of offering costs	(2,255,090)	—
Redemption of common stock	(1,000)	—
Dividends on common stock	(625,725)	—
Payment of financing fees	(216,014)	(153,273)
Contributions from member	1,178,107	1,218,208
Distributions to member	(16,765)	(5,987,933)
Distributions - to non-controlling interest in operating partnership	(1,071,592)	—

Net cash provided by financing activities	99,001,664	2,058,175

NET INCREASE IN CASH	63,729,964	12,865
CASH, BEGINNING OF PERIOD	17,805	42,955

CASH, END OF PERIOD	$63,747,769	$55,820

Cash paid during period for interest	$853,008	$803,265

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer of deferred offering costs to equity, offset by deferred costs included in accrued expenses related to pending offering	$699,013	$—
Dividends payable	$1,016,059	$—
Distribution of accounts receivable to Pittman Hough Farms	$(450,833)	$—
Cash acquired in business combination	$1,000	$—
Accounts receivable acquired in acquisitions	$30,000	$—
Property tax liability acquired in acquisitions	$21,959	$—

See accompanying notes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc. (the “Company”) is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

The Company and the Operating Partnership commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) on April 16, 2014 (see “Note 8—Stockholders’ Equity”). Concurrently with the completion of the IPO, the Company’s predecessor, FP Land LLC, a Delaware limited liability company (“FP Land”), merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). The Operating Partnership issued 1,945,000 units of limited partnership interest in the Operating Partnership (“OP Units”), having an aggregate value of $27.2 million, as consideration for the merger to Pittman Hough Farms LLC (“Pittman Hough Farms”), which was the sole member of FP Land and is 75% owned by Paul A. Pittman, the Company’s Executive Chairman, President and Chief Executive Officer. As a result of the FP Land Merger, the Operating Partnership succeeded to the business and operations of FP Land, including FP Land’s 100% fee simple interest in a portfolio of 38 farms and three grain storage facilities. Upon completion of the IPO and the FP Land Merger, the Company owned approximately 67.4% of the OP Units in the Operating Partnership.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ending December 31, 2014.

As of September 30, 2014, the Company owned 79.9% of the OP Units.  See Note 8 for additional discussion regarding OP Units.

As of September 30, 2014, the Company owned or had a controlling interest in a portfolio of 42 farms, as well as three grain storage facilities, which are consolidated in these financial statements.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Upon completion of the IPO and the related formation transactions, the Company succeeded to the operations of FP Land.  FP Land was an entity under the common control of Mr. Pittman, and was organized to hold the equity interests of PH Farms LLC, an Illinois limited liability company, and Cottonwood Valley Land, LLC, a Nebraska limited liability company, both of which are engaged in the ownership of farmland and property related to farming in agricultural markets in Illinois, Nebraska and Colorado.  These financial statements retroactively reflect the consolidated equity ownership structure of the Company and the formation transactions.  The formation transactions were accounted for at historical cost due to the existence of common control.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2013 reflects the combined financial condition of the Company and FP Land, and the results of operations for the three and nine months ended September 30, 2013 reflect the results of operations of FP Land.  The Company’s financial condition as of September 30, 2014 and the results of operations for the three months ended September 30, 2014 reflect the financial condition and results of operations of the Company, but the results of operations for the nine months ended September 30, 2014 reflect the results of operations of FP Land combined with the Company for the period prior to April 16, 2014, and the Company’s consolidated results for the period from April 16, 2014 through September 30, 2014.

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 is unaudited.  All significant inter-company balances and transactions have been eliminated in consolidation.  The accompanying financial statements for the three and nine months ended September 30, 2014 and 2013 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2013, included in the final prospectus, dated July 24, 2014, relating to the underwritten follow-on offering of shares of the Company’s common stock (the “Follow-On Offering”), which the Company filed with the Securities and Exchange Commission (the “SEC”).  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of actual operating results for the entire year ending December 31, 2014.

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income (loss), stockholders’ equity or cash flows.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When an acquisition involves farmland with no tenant leasing history, such as in a sale-lease back transaction, the Company accounts for the transaction as an asset acquisition and capitalizes the transaction costs incurred in connection with the acquisition. When the Company acquires farmland that was previously operated as a rental property, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations as incurred.  Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land and groundwater as if it were unimproved. The Company values improvements, including grain facilities, at replacement cost

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

as new, adjusted for depreciation. Management’s estimates of land and groundwater value are made using a comparable sales analysis. Factors considered by management in its analysis of land value include soil types and water availability, the sales prices of comparable farms, and the replacement cost and residual useful life of land improvements. Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource.  The Company has not previously acquired properties subject to above or below market leases. If above and below market leases are acquired, the Company will value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

As of September 30, 2014 and December 31, 2013, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, estimated down time, if any, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

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

The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

Years
Grain facilities	24-25
Irrigation improvements	3-33
Drainage improvements	30-65
Groundwater	3-10
Other	10-39

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

Cash

The Company’s cash at September 30, 2014 and December 31, 2013 was held in the custody of two financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Deferred Financing Fees

Deferred financing fees include costs incurred by the Company or its predecessor in obtaining debt that are capitalized and have been allocated to the Company. In addition, $135,340 and $80,674 in costs were capitalized in conjunction with the modification of the First Midwest Bank debt on April 16, 2014 and the issuance under the Farmer Mac Facility (as defined below) on September 5, 2014, respectively, during the nine months ended September 30, 2014. Deferred financing fees are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company wrote off $0 and $26,929 in deferred financing fees in conjunction with the early repayment of debt during the three and nine months ended September 30, 2014, respectively.  Accumulated amortization of deferred financing fees was $57,058 and $41,663 as of September 30, 2014 and December 31, 2013, respectively.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with pending equity offerings.  At the completion of the offering, the deferred offering costs are recorded as a reduction of the gross proceeds from the applicable offering.  If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs.  The IPO was completed on April 16, 2014, at which time the deferred offering costs were recorded as a reduction of the proceeds.  The Follow-On Offering was completed on July 30, 2014, at which time the deferred offering costs were recorded as a reduction of the gross proceeds.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of September 30, 2014 and December 31, 2013.

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

All leases in place during 2013 had a term of one year with no renewal options or rent escalations.  Leases for substantially all of the properties required payment of rent in installments upon the Company’s request.  Prior to January 1, 2014 one lease had rental payments that were received in kind through transfer of ownership of a percentage of the tenant’s crops.  Rental revenue under that lease was recognized upon receipt of the crop inventory.

Leases in place as of September 30, 2014 had terms ranging from one to five years with no renewal options or rent escalations.  Leases on 36 of the Company’s properties required rent to be payable within 10 days after the completion of the IPO and the lease on one property is payable in installments.  Revenue for leases with fixed rent is recognized on a pro rata basis over the lease term.  One lease has rental payments due at harvest equal to 25% of the tenant’s annual farming revenue.  Rental revenue under such lease is recognized upon notification from the tenant of the amount of crop harvested during the applicable harvest(s) throughout the year and the price at which the harvest was sold.  One lease has rental payments due at harvest equal to either 20% or 25% of the crop, depending on the type of crop.  Rental revenue under such lease is recognized upon notification from the grain facility that grain has been delivered in the Company’s name.  Tenant leases on acquired farms generally require the tenant to pay rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, we may receive a partial rent payment or no rent payment at all, depending on the status of the lease at closing (assuming existing lease vs. entering into a new lease at closing), whether there are any rent payments still due at closing, the type of lease (fixed vs. revenue share), and whether harvest is expected to have taken place by the time of closing.  Rent on these leases is allocated over the lease term on a straight line basis.

Tenant reimbursements include reimbursements for real estate taxes that each tenant pays in accordance with the terms of its lease.  Beginning January 1, 2013, all but two of the Company’s leases required the tenants to pay all expenses incurred during the lease term in connection with the leased farms including property taxes and maintenance; therefore, the Company would not incur these costs unless the tenant became unable to bear the costs.  If it had become probable that a tenant had become unable to bear the property related costs, the Company would have accrued the estimated expense.  Under the terms of the leases that were in place upon the completion of the IPO, the leases on two of the Company’s properties require the tenant to reimburse the Company for the 2013 real estate taxes paid by the Company in 2014.  Leases on 36 of the Company’s properties require the tenant to directly pay the 2013 property taxes due in 2014; however,

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

beginning in 2015, the Company will pay the property taxes related to each of the farms and will be reimbursed by its tenants for those property taxes no later than December 1 of each year.  Taxes paid by the Company and their subsequent reimbursement are recognized under property operating expenses as incurred and tenant reimbursements as earned or contractually due, respectively.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was acquired.

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

Segment Reporting

The Company’s chief operating decision maker does not evaluate performance on a farm-specific or transactional basis and does not distinguish the Company’s principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

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

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (See Note 8).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1 — Organization and Significant Accounting Policies (Continued)

expenses on the combined consolidated statement of operations.  As of September 30, 2014, the Company recorded a reduction in stock based compensation of $22,216, as a change in fair value of the unvested shares.

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

The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the nine months ended September 30, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

New or Revised Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

Note 2—Revenue Recognition

The Company generally receives one lease payment per year from tenants either during the first quarter of the year or at time of acquisition of the related farm.  As such, the rental income received is recorded on a straight-line basis over the lease term.  In the quarter ended September 30, 2014, the Company received full-year rent payments for 2014 of $65,000 under lease agreements entered into in connection with farms acquired during the quarter.  Payments received in advance are included in deferred revenue until they are recognized.  At September 30, 2014, the Company had $1,753,410 in deferred revenue, of which $33,040 is related to cash received on an easement option that expires in 2015.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 2—Revenue Recognition (continued)

The following represents a summary of the cash rent received during the three and nine months ended September 30, 2014 and 2013 and the rental income recognized for the three and nine months ended September 30, 2014 and 2013:

	Cash rent received				Rental income recognized
	For the three months ended		For the nine months ended		For the three months ended		For the nine months ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013

Leases in effect at the beginning of the year	$42,537	$20,144	$2,551,664	$351,184	$678,391	$565,123	$1,950,097	$1,691,121
Leases entered into during the year	65,000	—	1,677,847	12,925	510,975	11,593	576,088	12,925

	$107,537	$20,144	$4,229,511	$364,109	$1,189,366	$576,716	$2,526,185	$1,704,046

Future minimum lease payments from tenants under all non-cancelable leases, excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues or crops, for the remainder of 2014 and each of the next four years as of September 30, 2014 are as follows:

Year Ending December 31,	Future rental payments
Remaining 3 months in 2014	$34,288
2015	3,254,257
2016	2,487,282
2017	65,000
2018	65,000
$5,905,827

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2014 and 2013, we had certain tenant concentrations as set forth in the table below.  Astoria Farms and Hough Farms are related parties (see ‘‘Note 4—Related Party Transactions’’).  If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Although the Company did not receive any cash rent from the listed tenants for the three months ended September 30, 2014 and 2013, as described above, rental income received is recorded on a straight-line basis over the applicable lease term.  The following is a summary of our significant tenants:

	Rental income recognized
	For the three months ended				For the nine months ended
	September 30,				September 30,
	2014		2013		2014		2013

Astoria Farms	$545,035	45.8%	$486,458	84.3%	$1,635,104	64.7%	$1,459,374	85.6%
Hough Farms	73,675	6.2%	58,521	10.1%	221,025	8.7%	175,563	10.3%
Hudye Farms tenant A	201,740	17.0%	—	—	217,174	8.6%	—	—

	$820,450		$544,979		$2,073,303		$1,634,937

	Cash rent received
	For the nine months ended
	September 30,
	2014		2013

Astoria Farms	$2,180,139	51.5%	$295,000	81.0%
Hough Farms	294,700	7.0%	—	—
Hudye Farms tenant A	677,612	16.0%	—	—

	$3,152,451		$295,000

Geographic Risk

The Company’s farms are located in Illinois (Fulton, Schuyler, McDonough, Mason and Tazewell counties), Colorado (Kit Carson, Cheyenne and Baca counties), Nebraska (Butler and Morrill counties) and Arkansas (Yell county). A portion of one of our Colorado farms is located in Kansas.  Should a natural disaster occur where the properties are located, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 3—Concentration Risk (continued)

The following table summarizes the percentage of approximate total acres leased as of September 30, 2014 and December 31, 2013 and rental income recorded by the Company for the three and nine months ended September 30, 2014 and 2013 by location of the farm (unaudited):

			Rental income		Rental income
			For the three months ended		For the nine months ended
Location of	Approximate total acres		September 30,		September 30,
farm	September 30, 2014	December 31, 2013	2014	2013	2014	2013

Colorado	68.0%	13.1%	45.0%	3.5%	23.8%	1.2%
Illinois	24.0%	78.5%	47.3%	86.4%	66.8%	88.5%
Nebraska	5.0%	8.4%	7.7%	10.1%	9.4%	10.3%
Arkansas	3.0%	—	—	—	—	—
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

As of September 30, 2014, 25.3% of the acres in the Company’s farm portfolio was rented to and operated by Astoria Farms or Hough Farms, both of which are related parties. Astoria Farms is a partnership in which Pittman Hough Farms, which is 75% owned by Mr. Pittman, has a 33.34% interest. The balance of Astoria Farms is held by limited partnerships in which Mr. Pittman is the general partner. Hough Farms is a partnership in which Pittman Hough Farms has a 25% interest. The aggregate rent recognized by the Company for these entities for the three and nine months ended September 30, 2014 was $618,710 and $1,856,129, respectively, and for the three and nine months ended September 30, 2013 was $544,979 and $1,634,937, respectively. As of September 30, 2014 and December 31, 2013, the Company had accounts receivable from these entities of $137,846 and $450,833, respectively.

For the three and nine months ended September 30, 2014, Pittman Hough Farms incurred $0 and $219,597, respectively, in professional fees on behalf of the Company.  No amounts were incurred for the three and nine months ended September 30, 2013.  As of September 30, 2014 and December 31, 2013, the Company had outstanding payables to Pittman Hough Farms of $0 and $75,000, respectively.

American Agriculture Corporation (‘‘American Agriculture’’), is a Colorado corporation that is 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company. On April 16, 2014, the Company entered into a shared services agreement with American Agriculture pursuant to which the Company pays American Agriculture an annual fee of $175,000 in equal quarterly installments in exchange for management and accounting services.  The Company incurred $43,750 and $80,208 in fees related to the shared services agreement during the three and nine months ended September 30, 2014, resepectively.  The Company did not incur any such fees during the three and nine months ended September 30, 2013.

On April 16, 2014, the Company entered into a consulting agreement with Mr. Hough pursuant to which the Company pays Mr. Hough an annual fee of $75,000 in equal quarterly installments.  The Company incurred $18,750 and $34,375 in fees related to the consulting agreement during the three and nine months ended September 30, 2014, respectively.  The Company did not incur any such fees during the three and nine months ended September 30, 2013.

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

Note 5—Real Estate

As of September 30, 2014, the Company owned 42 separate farms, as well as three grain storage facilities, which have been acquired since December 2000.

During the three and nine months ended September 30, 2014, the Company acquired the following farms:

Farm name	Location	Date acquired	Total approximate acres	Purchase price	Acquisition costs	Type of Acquisition

Erker	Kit Carson County, Colorado	5/30/2014	3,171	$7,644,339	$5,017	Asset acquisition
Hudye (1)	Eastern Colorado	6/12/2014	12,500	24,500,000	63,836	Business combination
Broadwater	Morrill County, Nebraska	7/1/2014	640	1,040,666	666	Asset acquisition
Ruder	Yell County, Arkansas	9/24/2014	667	2,705,800	9,180	Business combination

			16,978	$35,890,805	$78,699

The Company received rent for 2014 in its entirety, without proration on the Erker, Hudye and Broadwater farm acquisitions.  The Company will receive all of the rent for 2014 under the Ruder farm acquisition lease which has rental payments due at harvest equal to either 20% or 25% of the crop, depending on the lease for the type of crop.

(1)         On June 12, 2014, the Company acquired all of the outstanding stock in Hudye Farms U.S., Inc. (“HFUSI”), which owned an approximately 12,500-acre farm (referred to as the Hudye farm) located primarily in eastern Colorado, for $24.5 million, excluding related acquisition costs of $63,836.  The Company funded this business combination with cash available from the IPO.  All tenant leases were terminated by the previous owner prior to the closing of the acquisition.  On June 20, 2014, HFUSI was merged with and into FPI Burlington Farms LLC, a wholly owned subsidiary of the Company, with FPI Burlington Farms LLC surviving. FPI Burlington Farms LLC entered into new leases with tenants on June 23, 2014.  The new leases provide for aggregate annual cash rent of $1.2 million.  Rent for 2014 was paid at lease execution in its entirety, without proration.  In conjunction with the business combination, the Company acquired a tax built-in gain of $17.8 million.  No deferred tax liability was recorded with respect to the tax built-in gain as the Company has the ability and intent to hold the property for the required holding period.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 5—Real Estate (Continued)

During the three and nine months ended September 30, 2013, the Company acquired the following farm:

Farm name	Location	Date acquired	Total approximate acres	Purchase price	Acquisition costs	Type of Acquisition

Smith	McDonough County, IL	6/26/2013	99.54	$1,147,189	$257	Business combination

The preliminary allocation of purchase price for the farms acquired during the nine months ended September 30, 2014 and the final allocation of the purchase price for the farm acquired in 2013 are as follows:

	September 30, 2014	December 31, 2013

Land	$33,301,282	$1,147,189
Irrigation improvements	749,932	—
Groundwater	1,742,550	—
Other	88,000	—
Accounts receivable	30,000	—
Cash	1,000	—
Accrued property taxes	(21,959)	—
	$35,890,805	$1,147,189

The allocation of the purchase price for the farms acquired in 2014 is preliminary and may change during the measurement period if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the date of acquisition.  The real estate acquired in business combinations during the three and nine months ended September 30, 2014 contributed $390,620 and $447,441 to total revenue and $342,022 and $322,631 to net income (including related real estate acquisition costs of $9,180 and $73,016) for the three and nine months ended September 30, 2014, respectively.  The real estate acquired during the three and nine months ended September 30, 2013 contributed $11,593 and $12,925 to total revenue and $4,355 and ($9,006) to net income (loss) (including related real estate acquisition costs of $0 and $257) for the three and nine months ended September 30, 2013, respectively.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the Hudye, Ruder and Smith business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 5—Real Estate (Continued)

The unaudited pro forma financial information is presented below as if the Hudye and Ruder farms acquired during the three and nine months ended September 30, 2014 and as if the Smith farm acquired during the three and nine months ended September 30, 2013 had been acquired on January 1, 2012.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Proforma (unaudited)	2014	2013	2014	2013
Total operating revenue	$1,262,054	$893,495	$2,734,103	$2,083,403
Net income (loss)	$42,658	$449,754	$(380,995)	$769,299

Earnings per share basic and diluted
Income (loss) per share attributable to common stockholders	$—		$(0.11)
Weighted-average number of common shares - basic and diluted	6,305,253		3,168,803

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 6—Mortgage Notes and Bonds Payable

As of September 30, 2014 and December 31, 2013, the Company had the following indebtedness outstanding:

			Annual Interest Rate as of September	Principal Outstanding as of				Book Value of Collateral as of September 30,
Loan	Payment Terms	Interest Rate Terms	30, 2014	September 30, 2014		December 31, 2013	Maturity	2014
First Midwest Bank	Principal and interest at maturity	Greater of LIBOR + 2.59% and 2.80%	2.80%	$754,000	(a)	$1,796,000	June 2016	$1,145,333	(b)
First Midwest Bank	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	30,000,000	(a)	34,500,000	March 2016	26,336,648	(c)
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700,000		—	September 2017	34,500,000
Financial institution	Annual principal and interest	Proprietary index, initially 3.25%		—		1,137,388	October 2032	—
Financial institution	Annual principal and interest	Proprietary index, initially 3.99%		—		255,143	December 2027	—
Financial institution	Annual principal and interest	Proprietary index, initially 3.99%		—	(d)	240,000	December 2021	—
Financial institution	Annual principal and interest	5.25% until 2015, then 5-yr US Treasury + 3.5%		—		920,441	July 2030	—
Financial institution	Annual principal and interest	4.95% until 2016, then 5-yr US Treasury + 3.5%		—		528,748	September 2031	—
Financial institution	Annual principal and interest	Proprietary index, initially 4.9%		—		787,285	December 2041	—
Financial institution	Principal and interest at maturity	3.15% until 2014, then proprietary index		—		469,732	November 2032	—
Financial institution	Annual principal and interest	Proprietary index, initially 3.15%		—		1,742,500	April 2043	—
Financial institution	Annual principal and interest	4.00%		—		688,000	April 2018	—
Total				$51,454,000		$43,065,237		$61,981,981

(a) Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million.

(b) The book value collateral as of December 31, 2013 was $2,426,593.

(c) The book value collateral as of December 31, 2013 was $29,548,000.

(d) The Company repaid the outstanding principal balance March 21, 2014.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 6—Mortgage Notes and Bonds Payable (Continued)

First Midwest Bank Indebtedness

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

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30.8 million. The Company capitalized $135,340 in financing fees related to the modification of the loan.  In connection with the Loan Agreement, PH Farms LLC and Cottonwood Valley Land, LLC, which are wholly owned subsidiaries of the Operating Partnership, unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement.  In addition, Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under the Loan Agreement.  In conjunction with the modification, other than combining the two First Midwest Bank notes into one master note with two tranches, no other material terms were modified.

The collateral for the Company’s indebtedness consists of real estate, including farms, grain facilities and any other improvements present on such real estate.

The Loan Agreement includes standard acceleration clauses triggered by default under certain provisions of the note.

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

Farmer Mac Facility

On August 22, 2014, the Company and the Operating Partnership entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (the “Farmer Mac Facility”) that initially provided for borrowings up to an aggregate principal amount of $30.0 million. On October 13, 2014, the Company, the Operating Partnership, Farmer Mac and the Purchaser entered into an amendment to the Farmer Mac Facility to increase the facility’s maximum borrowing capacity to $75.0 million.

Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more notes to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by the Company. The mortgage loans will have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Each note issued by the Operating Partnership is expected to have a three-year term and bear a fixed or floating interest rate to be determined at the time of each issuance based on

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 6—Mortgage Notes and Bonds Payable (Continued)

then-current market rates. Prepayment of each note issuance will not be permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth. The Company was in compliance with all applicable covenants at September 30, 2014.

In connection with the Bond Purchase Agreement, on August 22, 2014, the Company and the Operating Partnership also entered into a pledge and security agreement (the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which the Company and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding notes held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.

On September 5, 2014, the Operating Partnership issued a $20.7 million, interest-only bond to the Purchaser under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.40%.

On October 23, 2014, the Operating Partnership issued a $5.5 million, interest-only bond to the Purchaser under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.35%.

Aggregate Maturities

Aggregate maturities of long-term debt for the succeeding years are as follows:

Year Ending December 31,
Remaining 3 months in 2014	$—
2015	1,026,000
2016	29,728,000
2017	20,700,000
$51,454,000

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 6—Mortgage Notes and Bonds Payable (Continued)

Fair Value

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

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2014 and December 31, 2013, the fair value of the mortgage notes payable was $51.5 million and $43.1 million, respectively.

Note 7—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

During the second and third quarters of 2014, the Company entered into purchase agreements with unrelated third-parties to acquire the following farms:

Farm Name	State	Total approximate acres	Purchase price
Ballymore	AR	1,250	$4,600,000
Garrott	AR	1,273	3,320,000
Vendome	AR	1,447	7,162,650
Stonington-Smith	CO	1,308	3,924,000
Dionisio	CO	247	2,500,000
Davis	LA	885	3,867,500
Bonita Brake	LA	1,088	5,151,505
Jarecki	NE	160	1,640,000

		7,658	$32,165,655

As of October 31, 2014, the Company completed the Ballymore, Stonington-Smith, Davis and Bonita Brake acquisitions. We will account for these acquisitions as business combinations; however, the initial accounting for these transactions is not yet complete, making certain disclosure unavailable at this time.  The remaining pending acquisitions are expected to close in the fourth quarter of 2014, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 8—Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2014:

	Stockholders’ Equity
	Common Stock						Non-controlling
	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Distributions in Excess of Earnings	Members’ Deficit	Interest in Operating Partnership	Total Stockholders’ Equity

Balance at December 31, 2013	1,000	$10	$990	$—	$—	$(4,723,922)	$—	$(4,722,922)

Net loss	—	—	—	(330,632)	—	—	(41,641)	(372,273)
Contributions	—	—	—	—	—	1,178,107	—	1,178,107
Distributions	—	—	—	—	—	(16,765)	(1,071,592)	(1,088,357)
Distribution of accounts receivable	—	—	—	—	—	(450,833)	—	(450,833)
Exchange of members’ deficit for OP units	—	—	—	—	—	4,013,413	(4,013,413)	—
Proceeds from initial public offering, net of offering costs of $1,451,153 and underwriters discount of $3,724,000	3,800,000	38,000	47,986,847	—	—	—	—	48,024,847
Proceeds from underwritten public offering, net of offering costs of $803,937 and underwriters discount of $2,323,420	3,717,472	37,175	43,303,868	—	—	—	—	43,341,043
Grant of unvested restricted stock	214,283	—	—	—	—	—	—	—
Stock based compensation	—	—	446,460	—	—	—	—	446,460
Dividends accrued or paid	—	—	—	—	(1,233,334)	—	(408,450)	(1,641,784)
Redemption of initial shares	(1,000)	(10)	(990)	—	—	—	—	(1,000)
Allocation of non-controlling interest in Operating Partnership	—	—	(22,947,813)	—	—	—	22,947,813	—
Balance at September 30, 2014	7,731,755	$75,175	$68,789,362	$(330,632)	$(1,233,334)	$—	$17,412,717	$84,713,288

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

On May 14, 2014, the Board of Directors declared a cash dividend of $0.105 per share, which was paid on July 15, 2014 to the Company’s stockholders of record as of July 1, 2014.

On July 30, 2014, the Company completed the Follow-On Offering, pursuant to which the Company sold 3,717,472 shares of common stock at a price per share of $12.50 and generated gross proceeds of $46.5 million. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $43.3 million. The Company contributed the net proceeds from the Follow-On Offering to the Operating Partnership in exchange for OP Units.

On August 5, 2014, the Board of Directors declared a cash dividend of $0.105 per share, which was paid on October 15, 2014 to the Company’s stockholders of record as of October 1, 2014.

The Company’s fully diluted outstanding shares, including OP Units and restricted stock, were 9,676,755 as of September 30, 2014.

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership that has a non-controlling ownership interest and is included in non-controlling interest in Operating Partnership on the balance sheet. As of September 30, 2014, the Company owned 79.9% of the outstanding OP Units and the remaining 20.1% of the OP Units were owned by Pittman Hough Farms.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 8—Stockholders’ Equity (continued)

On or after 12 months after becoming a holder of OP Units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to require the Operating Partnership to redeem all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement of the Operating Partnership), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each OP Unit (subject to anti-dilution adjustments provided in the partnership agreement).

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

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP Units for shares of common stock.  When a unitholder redeems an OP Unit, non-controlling interest in the Operating Partnership is reduced and stockholders’ equity is increased.

Our Operating Partnership intends to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP Units held by the Company being utilized to make distributions to the Company’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions.  The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of the IPO, the Follow-On Offering and issuance of stock compensation, which caused changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership that occurred during the nine months ended September 30, 2014, the Company has increased non-controlling interests in the Operating Partnership and decreased additional paid in capital by approximately $22.9 million as of September 30, 2014.

Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP Units.  The Plan provides for a maximum of 228,000 shares of common stock for issuance pursuant to the Plan.  The terms of each grant are determined by the compensation committee of the Board of Directors.  As of September 30, 2014, there were 13,717 of shares available for future grant under the Plan.

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

A summary of the non-vested shares as of September 30, 2014 is as follows:

	Number of shares	Weighted average grant date fair value

Unvested at January 1, 2014	—	$—
Granted on April 16, 2014	214,283	14.00
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2014	214,283	$14.00

For the three and nine months ended September 30, 2014, the Company recognized approximately $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to these restricted stock awards.  As of September 30, 2014, there was $2.4 million of total unrecognized compensation costs related to non-vested stock awards.  As of September 30, 2014, these costs were expected to be primarily recognized over a weighted-average period of 2.5 years. There were no forfeitures for the nine months ended September 30, 2014.

Earnings per Share

The limited partners’ outstanding OP Units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 8—Stockholders’ Equity (continued)

common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP Units held by the noncontrolling interest was 1,945,000 and 1,189,799 for the three and nine months ended September 30, 2014, respectively.

For the three and nine months ended September 30, 2014, diluted weighted average common shares do not include the impact of certain unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three and nine months ended September 30, 2014, there were 209,952 and 214,283 anti-dilutive compensation-related shares outstanding.

The computation of basic and diluted earnings per share is as follows:

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014

Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$27,651	$(330,632)
Less: Dividends paid on unvested restricted shares	(22,500)	(45,000)
Net loss attributable to common stockholders	$5,151	$(375,632)

Denominator:
Weighted-average number of common shares - basic	6,305,253	3,168,803
Unvested restricted shares (1)	4,331	—
Weighted-average number of common shares - diluted	6,309,584	3,168,803

Income (loss) per share attributable to common stockholders - basic	$—	$(0.12)

Income (loss) per share attributable to common stockholders - diluted	$—	$(0.12)

(1) Anti-dilutive for the nine months ended September 30, 2014.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 9—Subsequent Events

See Note 6 for a subsequent bond issuance under the Farmer Mac Facility and an amendment to increase the maximum borrowing capacity under the Farmer Mac Facility.

See Note 7 for subsequent real estate acquisitions.

On October 29, 2014, the Company announced that the Board of Directors approved a $10 million program to repurchase shares of the Company’s common stock.  Repurchases under this program will be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy, and other relevant factors.  This share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.  The Company expects to fund repurchases under the program using cash on its balance sheet.

In October 2014, the Company entered into purchase agreements with unrelated third parties to acquire the following farms:

Farm Name	State	Total approximate acres	Purchase price
Prague	NE	80	$344,000
Keating (2 farms)	NE	2,720	10,450,000
Mentink	NE	160	560,000
Otterpohl	NE	162	1,010,938
Kropatsch	NE	80	772,000
Tindall	NE	160	1,312,000
Crow	AR	718	2,500,000
Proventus	MS	1,964	6,783,000
Jacoby	CO	160	993,995
		6,204	$24,725,933

The acquisitions are expected to close in the fourth quarter of 2014, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of October 31, 2014, our portfolio consists of 46 farms in Illinois, Nebraska, Colorado, Arkansas and Louisiana, totaling approximately 28,832 acres, including four farms totaling 4,531 acres acquired subsequent to September 30, 2014.  The substantial majority of our farms are devoted to primary crops, such as corn, soybeans and wheat, because we believe primary crop farmland is likely to provide attractive risk-adjusted returns over time through a combination of stable rental income generation and value appreciation.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.

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

As of September 30, 2014, the Company owned 79.9% of the OP Units in the Operating Partnership.

We intend to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ending December 31, 2014.

Recent Developments

Completed Acquisitions

Since the completion of the IPO, we have completed eight acquisitions, which are described in further detail below. As a result, the number of acres in our portfolio more than tripled, the number of our tenants increased from four to fifteen, and the percentage of total acres leased to unrelated third parties went from approximately 16% to approximately 81%. All eight of these completed acquisitions are in geographic areas in which we did not have a prior presence (East-Central Colorado, Western Nebraska, Arkansas and Louisiana), with the acreage in East-Central Colorado being sizeable enough (approximately 15,671 acres) to potentially allow us in the future to create economies of scale for our tenants. Our acquisitions in Colorado, Arkansas and Louisiana also diversified our crop exposure with significantly more wheat (a crop in which we previously had only nominal exposure), cotton and rice.

Farm name	Location	Date acquired	Total approximate acres	Purchase price

Erker	Kit Carson County, Colorado	5/30/2014	3,171	$7,644,339
Hudye	Eastern Colorado	6/12/2014	12,500	24,500,000
Broadwater	Morrill County, Nebraska	7/1/2014	640	1,040,666
Ruder	Yell County, Arkansas	9/24/2014	667	2,705,800
Davis	Richland, Lousiana	10/16/2014	885	3,867,500
Bonita Brake	Morehouse, Lousiana	10/15/2014	1,088	5,151,505
Ballymore	Yell County, Arkansas	10/24/2014	1,250	4,600,000
Stonington-Smith	Baca County, Colorado	10/29/2014	1,308	3,924,000

			21,509	$53,433,810

The Company received rent for 2014 in its entirety, without proration, on the Erker, Hudye and Broadwater farm acquisitions.  The Company will receive all of the rent for 2014 under the Ruder farm acquisition lease which has rental payments due at harvest equal to either 20% or 25% of the crop, depending on the lease for the type of crop.  The Ballymore farm acquisition lease has rental payments due at harvest equal to either a set number of bushels of the crop or 25% of the crop harvested, depending on the type of crop.  The Company received pro rata rent for 2014, on the Davis, Bonita Brake and Stonington-Smith farm acquisitions, based on the date of acquisition.

Properties under Contract

We have entered into purchase agreements with unrelated third parties to acquire the following farms:

Farm Name	State	Total approximate acres	Purchase price
Crow	AR	718	$2,500,000
Garrott	AR	1,273	3,320,000
Vendome	AR	1,447	7,162,650
Dionisio	CO	247	2,500,000
Jarecki	NE	160	1,640,000
Prague	NE	80	344,000
Keating (2 farms)	NE	2,720	10,450,000
Mentink	NE	160	560,000
Otterpohl	NE	162	1,010,938
Kropatsch	NE	80	772,000
Tindall	NE	160	1,312,000
Proventus	MS	1,964	6,783,000
Jacoby	CO	160	993,995
		9,331	$39,348,583

These acquisitions are expected to close in the fourth quarter of 2014, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

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

Financing Activity

On August 22, 2014, the Company and the Operating Partnership entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser, regarding a secured note purchase facility (the “Farmer Mac Facility”) that initially provided for borrowings up to an aggregate principal amount of $30.0 million. On October 13, 2014, we amended the Farmer Mac Facility to increase the facility’s maximum borrowing capacity to $75.0 million.

On September 5, 2014, the Operating Partnership issued a $20.7 million, interest-only bond under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.40%.

On October 23, 2014, the Operating Partnership issued a $5.5 million, interest-only bond under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.35%.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and row crops typically exceeds global supply. In addition, although prices for many annual row crops, and particularly corn, have experienced significant declines in 2014, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary row crops over time.

Demand

We expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for primary row crops will continue to grow to keep pace with global population growth, which we anticipate will result in higher prices for primary row crops and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long-term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary row crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary row crops toward animal-based proteins, which is expected to result in increased demand for primary row crops as feed for livestock. According to the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050, a 45.5% increase from 2005-2007 levels and two-and-a-half times the 423 million tons of grain produced in the United States in 2012.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long-term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long-term, could impact our rental revenues and our results of operations. However, the success of our business strategy is not dependent on growth in demand for biofuels and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary row crops over the long-term.

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

Conditions in Our Existing Markets

The market for farmland is dominated by buyers who are existing farm owners and operators. As a result of increasing commodity prices and the relatively low return on alternative investments, farmland values in many agricultural markets have increased in recent years and capitalization rates have decreased. Although farmland prices may show a decline from time to time, we do not expect a major long-term reduction in farmland values, and believe any reduction in land values is likely to be short-lived as global demand for food and row crops continues to outpace supply. On the other hand, we do not expect farmland values to continue to rise as rapidly as they have in recent years. We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will continue to compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over more acres. Furthermore, because it is generally customary in the farming industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods when profitability is higher. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in close proximity to their existing operations when they arise, even when the farmer anticipates lower current returns or short-term losses. In addition, because many farmers both own farmland and rent additional farmland from other landowners, we believe that many farmers will choose to subsidize losses on rented land during periods of lower profitability with relatively higher profits generated by land that they own and that has comparatively lower fixed costs.

Our existing portfolio is concentrated primarily in Illinois and Colorado, which may expose us to greater economic risk than if we owned a more geographically diverse portfolio.  Negative developments or conditions in these markets could adversely affect the value of our farmland and our ability to lease our farmland on favorable terms or at all.

Lease Expirations

Farm leases are often short-term in nature.  Our portfolio as of September 30, 2014 has the following lease expirations as a percentage of approximate acres and annualized cash rents:

Year Ending December 31,	Approximate acres	% of approximate acres	Annualized cash rents	% of annualized cash rents
Remaining 3 months in 2014	4,616	19.1%	$967,004	22.9%
2015	1,857	7.6%	766,975	18.2%
2016	17,188	70.7%	2,422,282	57.4%
2018	640	2.6%	65,000	1.5%
	24,301		$4,221,261

Rental Revenues

Our revenues are generated from renting farmland to operators of farming businesses. Farmland leases typically have terms of between one and three years. Substantially all of our leases have terms ranging from one to five years.  Although our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

The leases for substantially all of the properties in our portfolio provide that tenants must pay us 100% of the annual rent in advance of each spring planting season.  As a result, we expect to collect 100% of the annual rent in the first calendar quarter of each year for 39 of the 45 farms in our portfolio.  We believe our use of leases pursuant to which 100% of the annual rent is payable in advance of each spring planting season substantially mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Prior to acquiring farmland property, we will take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.

Expenses

All of the leases for our portfolio are, and we expect that substantially all of the leases for farmland we acquire in the future will be, structured in such a way such that we are responsible for major maintenance, insurance and taxes (which are generally reimbursed to us by our tenants) while our tenant is responsible for minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. As the owner of the land, we generally will only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities or other typical physical structures. In cases where capital expenditures are necessary, we typically will seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also will incur the costs associated with maintaining liability and casualty insurance.

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

Crop Prices

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many annual row crops, and particularly corn, have experienced significant declines in 2014, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for annual row crops represented a correction to historical norms (adjusted for inflation) and that long-term growth trends in global population and GDP per capita will result in increased prices for primary row crops over time. Although annual rental payments under our leases typically will not be based expressly on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

Interest Rates

We expect that future changes in interest rates will impact our overall operating performance, by, among other things, increasing our borrowing costs. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (which is defined as nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

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

As of September 30, 2014 and December 31, 2013, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

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

Real Estate

Our real estate consists of land and improvements made to the land consisting of grain facilities, irrigation improvements, groundwater, other assets and drainage improvements. We record real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 24-25 years for grain facilities, 3-33 years for irrigation improvements, 3-10 years for groundwater, 10-39 years for other acquired assets and 30-65 years for drainage improvements. The Company periodically evaluates the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.  When a sale occurs, we recognize the associated gain when all consideration has been transferred, the sale has closed, and there is no material continuing involvement. If a sale is expected to generate a loss, we first assess it through the impairment evaluation process—see ‘‘Impairment’’ below.

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

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. All leases during 2013 had a term of one year with no renewal options or rent escalations.  Leases for substantially all of the properties required payment of rent in installments upon the Company’s request.  Revenue for the leases is recognized on a pro rata basis over the lease term.  One lease had rental payments that are received in kind through transfer of ownership of a percentage of the tenant’s crops.  Rental revenue under that lease is recognized upon receipt of the crop inventory.

Certain leases in the period ended September 30, 2014 had terms ranging from one to five years with no renewal options or rent escalations.  Leases on 36 of our properties required rent to be payable within 10 days after the completion of the IPO and the lease on one property is payable in installments.  Revenue for the leases is recognized on a pro rata basis over the lease term.  One lease has rental payments due at harvest equal to 25% of the tenant’s annual farming revenue.  Rental revenue under such lease is recognized upon notification from the tenant of the amount of crop harvested during the applicable harvest(s) throughout the year and the price at which the harvest was sold.  One lease has rental payments due at harvest equal to between 20% and 25% of the respective crop.  Rental revenue under such lease is recognized upon notification from the grain facility that grain has been delivered in the Company’s name.  Tenant leases on acquired farms generally require the tenant to pay rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, we may receive a partial rent payment or no rent payment at all, depending on the status of the lease at closing (assuming existing lease vs. entering into a new lease at closing), whether there are any rent payments still due at closing, the type of lease (fixed vs. revenue share), and whether harvest is expected to have taken place by the time of closing.  Rent on these leases is allocated over the lease term on a straight line basis.

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

The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the nine months ended September 30, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

New or Revised Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

Results of Operations

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

	For the three months ended September 30,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Rental income	$1,189,366	$576,716	$612,650	106.2%
Tenant reimbursements	61,283	—	61,283	NM
Other income	11,405	—	11,405	NM
Total operating revenues	1,262,054	576,716	685,338	118.8%

OPERATING EXPENSES
Depreciation and depletion	100,208	38,486	61,722	160.4%
Property operating expenses	65,069	—	65,069	NM
Acquisition and due diligence costs	42,602	14,435	28,167	195.1%
General and administrative expenses	645,962	7,873	638,089	8,104.8%
Legal and accounting	87,192	—	87,192	NM
Total operating expenses	941,033	60,794	880,239	NM
OPERATING INCOME	321,021	515,922	(194,901)	(37.8)%

OTHER EXPENSE:
Interest expense	286,216	346,504	(60,288)	(17.4)%
Total other expense	286,216	346,504	(60,288)	(17.4)%

NET INCOME	$34,805	$169,418	$(134,613)	(79.5)%

NM = Not Meaningful

Our rental income for the periods presented was impacted by two acquisitions made during the third quarter of 2014 and two acquisitions made during the second quarter of 2014. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes all properties other than the Hudye farm, which was acquired on June 12, 2014, the Erker farm, which was acquired on May 30, 2014, the Broadwater farm, which was acquired on July 1, 2014, and the Ruder farm, which was acquired on September 24, 2014.

Total rental income increased $612,650, or 106.2%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily resulting from approximately one quarter of rental income for the Erker, Hudye and Broadwater farms. For the three months ended September 30, 2014, the average annual cash rent for the entire portfolio decreased to $184 per acre from $326 per acre for the same period in 2013. The decrease in average annual cash rent per acre is a result of a change in the composition of our farmland portfolio.

Rental income for the same-property portfolio increased $59,929, or 10.4%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, as a result of average annual cash rent for the same-property portfolio increasing to $367 per acre for the three months ended September 30, 2014 from $326 per acre for the same period in 2013.

In the three months ended September 30, 2014 and 2013, the Company received full year rent payments of $65,000 and $0, respectively, under lease agreements entered into in connection with farms acquired during the period.

Beginning January 1, 2013, all but two of the Company’s leases required the tenants to pay all expenses incurred during the lease term in connection with the leased farms, including property taxes and maintenance.  In 2015, the Company will pay the 2014 property taxes related to each of the farms and will be reimbursed by our tenants for those property taxes no later than December 1, 2015.  The Company accrued the expected tenant reimbursements for the three months ended September 30, 2014, which are expected to be paid on December 1, 2015.  As a result, tenant reimbursements increased $61,283, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, and property operating expenses increased $65,069, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Depreciation and depletion increased $61,722, or 160.4%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 as a result of our investments in irrigation equipment as well as increased depreciation related to the acquisition of the Hudye and Erker farms in the second quarter of 2014 and the acquisition of the Broadwater and Ruder farms in the third quarter of 2014.

Acquisition and due diligence costs increased $28,167, or 195.1%, as a result of the costs related to the acquisition of the Ruder farm of $9,180 and due diligence efforts on other prospective acquisitions.

General and administrative expenses increased $638,089 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The increase in general and administrative expenses was a result of a $190,000 increase in employee compensation as we did not have any employees prior to the IPO, $44,000 incurred related to the shared services agreement with Pittman Hough Farms, $19,000 incurred related to a consulting agreement entered into on April 16,2014, $240,981 in amortization of restricted stock granted in conjunction with the IPO, $74,000 in costs incurred as a result of becoming a public company, Board of Directors expenses of $67,000 and travel costs of $10,000.

Legal and accounting expenses increased $87,192, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily as a result of $63,000 in audit and accounting fees in 2014 and $20,000 in legal fees, as a result of becoming a public company.

Interest expense decreased by $60,288, or 17.4%, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, as a result of repaying $11.2 million in outstanding debt in connection with the IPO as well as contractual principal payments of $1.0 million immediately prior to the IPO.  Additionally, we expect interest expense to increase in future periods as a result of existing issuances, and to the extent we make additional of issuances, under the Farmer Mac Facility.  The initial funding under the Farmer Mac Facility was for $20.7 million in September 2014.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

	For the nine months ended September 30,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Rental income	$2,526,185	$1,704,046	$822,139	48.2%
Tenant reimbursements	188,910	26,007	162,903	626.4%
Other income	19,008	—	19,008	NM
Total operating revenues	2,734,103	1,730,053	1,004,050	58.0%

OPERATING EXPENSES
Depreciation and depletion	209,472	108,573	100,899	92.9%
Property operating expenses	174,598	665	173,933	26155.3%
Acquisition and due diligence costs	103,525	14,692	88,833	604.6%
General and administrative expenses	1,466,263	23,618	1,442,645	6108.2%
Legal and accounting	243,192	12,094	231,098	1910.8%
Total operating expenses	2,197,050	159,642	2,037,408	1276.2%
OPERATING INCOME	537,053	1,570,411	(1,033,358)	(65.8)%

OTHER EXPENSE:
Interest expense	909,326	1,001,252	(91,926)	(9.2)%
Total other expense	909,326	1,001,252	(91,926)	(9.2)%

NET (LOSS) INCOME	$(372,273)	$569,159	$(941,432)	(165.4)%

NM = Not Meaningful

Our rental income for the periods presented was impacted by four acquisitions made during the nine months ended September 30, 2014 and one acquisition made during the nine months ended September 30, 2013. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes all properties other than the Smith farm, which was acquired in June 2013, the Hudye farm, which was acquired on June 12, 2014, the Erker farm, which was acquired on May 30, 2014, the Broadwater farm, which was acquired on July 1, 2014, and the Ruder farm, which was acquired on September 24, 2014.

Total rental income increased $822,139, or 48.2%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily resulting from approximately four months of rental income for the Erker farm, approximately three months of rental income for the Hudye farm and three months of rental income for the Broadwater farm, all of which were acquired during the nine months ended September 30, 2014, and approximately three months of rental income from the Smith farm that was acquired during the nine months ended September 30, 2013.  No revenue has been recorded for the Ruder farm as revenue is recorded when crops have been delivered to the grain facility in the Company’s name. For the nine months ended September 30, 2014, the average annual cash rent for the entire portfolio decreased to $184 per acre from $326 per acre for the same period in 2013.  The decrease in average annual cash rent per acre is a result of a change in the composition of our farmland portfolio.

Rental income for the same-property portfolio increased $207,359, or 12.1%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as a result of average annual cash rent for the same-property portfolio increasing to $366 per acre for the nine months ended September 30, 2014 from $327 per acre for the same period in 2013.

The Company received full year rent payments of $1,677,847 and a half year rent payment of $12,925 for the nine months ended September 30, 2014 and 2013, respectively, under lease agreements entered into in connection with farms acquired during the respective periods.

Beginning January 1, 2013, all but two of the Company’s leases required the tenants to pay all expenses incurred during the lease term in connection with the leased farms, including property taxes and maintenance.  In 2015, the Company will pay the 2014 property taxes related to each of the farms and will be reimbursed by our tenants for those property taxes no later than December 1, 2015.  Additionally, the tenants on the Hudye farm were required to reimburse the Company for the 2013 taxes payable in 2014 of $18,595.  The Company accrued the expected tenant reimbursements for the three and nine months ended September 30, 2014, which are expected to be paid on December 1, 2015.  As a result, tenant reimbursements increased $162,903, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, and property operating expenses increased $173,933, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Depreciation and depletion expense increased $100,899, or 92.9%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as a result of our investments in irrigation equipment as well as increased depreciation related to the acquisition of the Hudye and Erker farms in the second quarter of 2014 and the acquisition of the Broadwater and Ruder farms in the third quarter of 2014.

Acquisition and due diligence costs increased $88,833 as a result of the costs related to the acquisition of the Hudye farm of $63,836 and the Ruder farm of $9,180 and due diligence efforts on other prospective acquisitions.

General and administrative expenses increased $1,442,645 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  The increase in general and administrative expenses was a result of a $325,000 increase in employee compensation as we did not have any employees prior to the IPO, $80,000 incurred related to the shared services agreement with Pittman Hough Farms, $34,000 incurred related to a consulting agreement entered into on April 16, 2014, $446,460 in amortization of restricted stock granted in conjunction with the IPO, $157,000 in costs incurred as a result of becoming a public company, Board of Directors expenses of $133,000, travel costs of $39,000 and $220,000 in professional fees incurred on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO.

Legal and accounting expenses increased $231,098, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of $204,000 in audit and accounting fees in 2014 and $36,000 in legal fees, as a result of becoming a public company.

Interest expense decreased by $91,926, or 9.2%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as a result of repaying $11.2 million in outstanding debt in connection with the IPO as well as contractual principal payments of $1.0 million immediately prior to the IPO.  Additionally, we expect interest expense to increase in future periods as a result of existing issuances, and to the extent we make additional of issuances, under the Farmer Mac Facility.  The initial funding under the Farmer Mac Facility was for $20.7 million in September 2014.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to the holders of OP Units, and other general business needs. On April 16, 2014, we completed the IPO, which resulted in aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, of approximately $48.0 million. We repaid approximately $12.0 million of outstanding indebtedness with a portion of the net proceeds from the IPO and acquired approximately $30.8 million of indebtedness. See “—Consolidated Indebtedness” below.  On July 30, 2014, we completed an underwritten public offering, pursuant to which we sold 3,717,472 shares of our common stock at a price per share of $12.50 and generated gross proceeds of $46.5 million (the “Follow-On Offering”).  The aggregate net proceeds to us, after deducting the underwriting discount and commissions and expenses payable by us, were approximately $43.3 million.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of cash primarily will be the net proceeds from the Follow-On Offering, operating cash flows and borrowings, including borrowings under the Farmer Mac Facility.

We intend to utilize the Farmer Mac Facility, which has a maximum borrowing capacity of $75 million, to help fund future acquisitions.  As of October 31, 2014, we had $26.2 million outstanding under the Farmer Mac Facility and have $48.8 million of remaining capacity, subject to availability of qualifying collateral.

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland, make other investments and certain long-term capital expenditures, make principal and interest payments on outstanding borrowings, and make distributions necessary to qualify for taxation as a REIT. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including issuances of OP Units), net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, including borrowings under the Farmer Mac Facility.

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, as a new public company, we cannot assure you that we will have access to all of these sources of capital. Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, borrowing restrictions that may be imposed by lenders and the conditions of debt markets. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

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

The Multi-Property Loan (i) has a maturity date of March 6, 2016, with respect to $30 million of the loan, and June 28, 2016, with respect to the balance, (ii) bears interest at a rate per annum equal to the one-month LIBOR plus 2.59%, but in any event not less than a rate per annum of 2.80%, and (iii) requires us to make quarterly interest payments on the 30th day of each calendar quarter and principal payments of $1,000,000 on each of March 6, 2015 and March 6, 2016, and $26,000 on each of June 16, 2014, June 16, 2015 and June 16, 2016.

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

We are subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum debt to net worth ratio of 1.00 to 1.00 and a minimum debt service coverage ratio of 1.25 to 1.00.  Each covenant will be measured annually at each December 31st year end.  Additionally, we are required to maintain a minimum balance of $500,000 during the term of the agreement.

Farmer Mac Facility

On August 22, 2014, the Company and the Operating Partnership, entered into the Bond Purchase Agreement with Farmer Mac and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured bond purchase facility that initially provided for borrowings up to an aggregate principal amount of $30.0 million. On October 13, 2014, we amended the Farmer Mac Facility to increase the facility’s maximum borrowing capacity to $75.0 million.

Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more notes to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans will have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Each note issued by the Operating Partnership is expected to have a three-year term and bear a fixed or floating interest rate to be determined at the time of each issuance based on then-current market rates. Prepayment of each note issuance will not be permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth. We were in compliance with all applicable covenants at September 30, 2014.

In connection with the Bond Purchase Agreement, on August 22, 2014, the Company and the Operating Partnership also entered into a pledge and security agreement (the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which the Company and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding notes held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.

On September 5, 2014, the Operating Partnership issued a $20.7 million, interest-only bond under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.40%.

On October 23, 2014, the Operating Partnership issued a $5.5 million, interest-only bond under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.35%.

Sources and Uses of Cash

As of September 30, 2014, we had $63,747,769 of cash and cash equivalents compared to $17,805 at December 31, 2013.

The following table summarizes the cash flows for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30,
	2014	2013

Cash provided by (used in) operating activities	$1,666,084	$(501,764)
Cash used in investing activities	$(36,937,784)	$(1,543,546)
Cash provided by financing activities	$99,001,664	$2,058,175

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities increased $2,167,848, primarily as a result of receiving $4,229,511 in cash rents for the nine months ended September 30, 2014, partially offset by the decrease in net income of $941,432, or 165.4%, that resulted from an increase in professional fees of $420,000 and employee compensation of $325,000. Other significant changes to note are as follows: (1) increased payments of $99,000 to acquire other operating assets, primarily prepaid insurance and other annual public company costs, and (2) an increase in cash paid for interest of $49,743, during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as a result of the timing of interest payments on the current indebtedness and the payoff of $12.3 million of outstanding indebtedness in 2014.

Cash Flows from Investing Activities

Net cash used for investing activities increased $35,394,238 as compared to the nine months ended September 30, 2013, primarily as a result of acquiring the Hudye, Erker, Broadwater and Ruder farms in 2014 for aggregate consideration of $35,889,805, net of cash acquired.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $96,943,489 primarily as a result of $48.0 million of net proceeds from the IPO, which was completed on April 16, 2014, and $43.3 million of net proceeds from the Follow-on Offering, which was completed on July 30, 2014, partially offset by the repayment of $12.3 million in outstanding debt.  In addition, as a result of the completion of the formation transactions, the Company had a reduction in distributions to non-controlling interest in operating partnership or distributions to members of $4.8 million.  In addition, on September 5, 2014, the Company issued a $20.7 million note under the Farmer Mac Facility.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

We do not, however, believe that FFO is the only measure of the sustainability of our operating performance.  Changes in GAAP accounting and reporting rules that were put in effect after the establishment of NAREIT’s definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance.  Therefore, in addition to FFO, we present AFFO and AFFO per share, fully diluted, both of which are non-GAAP measures.  Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.  AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance.  Even AFFO, however, does not properly capture the timing of cash receipts, especially in connection with full-year rent payments under lease agreements entered into in connection with newly acquired farms.  Management considers AFFO per share, fully diluted to be a supplemental metric to GAAP earnings per share.  AFFO per share, fully diluted provides additional insight into how our operating performance could be allocated to potential shares outstanding at a specific point in time.  Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs.  However, other REITs may use different methodologies for calculating AFFO and AFFO per share, fully diluted and, accordingly, our AFFO and AFFO per share, fully diluted may not always be comparable to AFFO and AFFO per share amounts calculated by other REITs.  AFFO and AFFO per share, fully diluted should not be considered as an alternative to net income (loss) or earnings per share (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to net income (loss) earnings per share (determined in accordance with GAAP) as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

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

The following table sets forth a reconciliation of Net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$34,805	$169,418	$(372,273)	$569,159
Depreciation and depletion	100,208	38,486	209,472	108,573
FFO	135,013	207,904	(162,801)	677,732

Crop year adjusted revenue	59,142	1,458	531,646	13,050
Stock based compensation	240,981	—	446,460	—
Real estate related acquisition and due diligence costs	42,602	14,435	103,525	14,692
AFFO	$477,738	$223,797	$918,830	$705,474

AFFO per share data, fully diluted:

AFFO common shares, fully diluted	8,464,536		4,489,745
U.S. GAAP income (loss) per share	$—		$(0.12)
Income available to non-controlling interest in Operating Partnership	—		0.03
Depreciation and depletion	0.01		0.05
Crop year adjusted revenue	0.01		0.12
Stock based compensation	0.03		0.10
Real estate related acquisition and due diligence costs	0.01		0.02
AFFO per share, fully diluted	$0.06		$0.20

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months	For the nine months
	ended September 30,	ended September 30,
	2014	2014
Basic weighted average shares outstanding	6,305,253	3,168,803
OP Units on an as if converted basis	1,945,000	1,189,799
Unvested restricted stock	214,283	131,143
AFFO common shares, fully diluted	8,464,536	4,489,745

As of September 30, 2014, the Company has 9,676,755 shares of common stock outstanding on a fully diluted basis.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table sets forth a reconciliation of our net income (loss) to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$34,805	$169,418	$(372,273)	$569,159
Interest expense	286,216	346,504	909,326	1,001,252
Depreciation and depletion	100,208	38,486	209,472	108,573
EBITDA	$421,229	$554,408	$746,525	$1,678,984

Crop year adjusted revenue	59,142	1,458	531,646	13,050
Stock based compensation	240,981	—	446,460	—
Real estate related acquisition and due diligence costs	42,602	14,435	103,525	14,692
Adjusted EBITDA	$763,954	$570,301	$1,828,156	$1,706,726

Inflation

All of the leases for the farmland in our initial portfolio have one- to five-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including taxes, maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases since our leases will be renegotiated every one to five years.

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

At September 30, 2014, approximately $30.8 million, or 60%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.4 million per year. At September 30, 2014, LIBOR was approximately 16 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be impacted.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We contributed the net proceeds from the IPO to the Operating Partnership in exchange for OP Units. The Operating Partnership used the net proceeds from the IPO as follows: (i) approximately $12.0 million to repay outstanding indebtedness, of which $766,000 was advanced by Pittman Hough Farms and was reimbursed to Pittman Hough Farms with a portion of the net proceeds from the IPO; (ii) approximately $55,000 (exclusive of the $766,000 that was reimbursed for amounts advanced by Pittman Hough Farms to repay certain indebtedness) to reimburse Pittman Hough Farms for amounts advanced or incurred in connection with the IPO and related formation transactions; and (iii) an aggregate of approximately $35.9 million (plus available cash) to acquire the Erker, Hudye, Broadwater and Ruder farms.

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

Farmland Partners Inc.

Dated: October 31, 2014	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 31, 2014	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Bond Purchase Agreement, dated as of August 22, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2014).

10.2

Pledge and Security Agreement, dated as of August 22, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 26, 2014).

10.3

Amendment No. 1 to the Bond Purchase Agreement, dated as of October 13, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 17, 2014).

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

*    Filed herewith