Form 10-K
period 2014-12-31
Farmland Partners Inc.
filed 2015-03-03
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-36405

___________________________________________

FARMLAND PARTNERS INC.

(Exact Name of Registrant as Specified in Its Charter)

___________________________________________

Maryland	46-3769850
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8670 Wolff Court, Suite 240 Westminster, Colorado	80031
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (720) 452-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	NYSE MKT

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $50,302,873, based on the closing sales price of $13.10 per share as reported on the NYSE MKT. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 27, 2015, the registrant had 7,731,755 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2014.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, and the other factors described in the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

PART I

Item 1. Business.

Our Company

We are an internally managed real estate company incorporated in Maryland that owns and seeks to acquire high-quality primary crop farmland located in agricultural markets throughout North America. The substantial majority of the farms in our portfolio are devoted to primary crops, such as corn, soybeans and wheat, because we believe primary crop farmland is likely to provide attractive risk-adjusted returns over time through a combination of stable rental income generation and value appreciation. We completed our initial public offering on April 16, 2014 and concurrently acquired 38 farms with approximately 7,300 acres and three grain storage facilities from affiliates of Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer. As of December 31, 2014, we owned 87 farms with approximately 46,460 total acres, including 33 farms in Illinois, 20 farms in Colorado, 14 farms in Nebraska, 8 farms in Arkansas, 7 farms in South Carolina, 2 farms in Louisiana, 2 farms in Kansas and 1 farm in Mississippi, as well as 6 grain storage facilities.

We intend to continue to acquire additional farmland to achieve scale in our portfolio and to diversify our portfolio by geography, crop type and tenant. While our principal investment focus is on farmland that is suitable for primary crops, which include grains (such as corn, wheat and rice), oilseeds (such as soybeans and rapeseed), forage crops (such as alfalfa, grass hay and corn silage) and cotton, in the future we may diversify into farmland suitable for other annual crops, such as fresh produce, peanuts and biofuel feedstocks, as well as permanent crops, such as oranges and almonds. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of the leases that are in place as of the date of this Annual Report have fixed annual rental payments and provide that 100% of the annual rent is due and payable in advance of each spring planting season. Some of our leases have variable rents based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents will help insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants, while making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of 100% of the annual rent, leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year.

We intend to elect to be taxed as REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from many of our competitors:

•

High-Quality Portfolio of Farmland.  As of December 31, 2014, we owned 87 farms generally well located near large navigable river and railway systems and in agricultural markets that we believe are characterized by high demand for and limited available supply of primary crop farmland. Furthermore, we believe that demand for primary crops, such as corn, soybeans and wheat, which are the principal crops grown on the farms we currently own, will continue to increase to keep pace with rising global demand for food, livestock feed and biofuel.

•

Management Team with Extensive Experience in Agricultural Real Estate.  Mr. Pittman, the rest of our management team and our staff have extensive experience as owners of agricultural real estate and operators of farming businesses. As a result of this extensive experience, we believe we have a deeper understanding of agribusiness fundamentals and greater insight into factors affecting the value of farmland than many institutional owners and acquirers of farmland, which we believe is advantageous in, among other activities, structuring acquisitions and tenant leases.

•

Expansive Relationships in the Agricultural Sector.  Mr. Pittman’s, the rest of our management team’s and our staff’s extensive experience as owners of agricultural real estate and operators of farming businesses has helped us build expansive and strong relationships across a broad network of businesses and individuals in the agricultural sector, including family and corporate farms, real estate brokers, lenders, auction houses and suppliers of agricultural goods. We believe that these relationships provide us with valuable market intelligence related to agriculture fundamentals and provide us access to acquisition opportunities, many of which may not be available to our competitors.

•

Early-Mover Advantage as a Leading Owner of Farmland.  Ownership of U.S. farmland historically has been, and continues to be, extremely fragmented, with the vast majority of farmland being owned by families and individuals. According to the USDA, as of 2012, approximately 87% of farms in the United States were owned by families, and the average age of principal farm operators in the United States was 57 years old. We are one of the first public companies focused on owning and acquiring farmland in the United States and the only public REIT focused on primary crop farmland. We believe our flexible capital structure, together with our ability as a public company to access the capital markets, will allow us to secure an early-mover advantage to become a large-scale, national owner of high-quality farmland.

•

Strong Alignment of Interests.  In connection with the formation transactions related to our initial public offering, Mr. Pittman and Jesse J. Hough, who provides consulting services to us, indirectly received 1,945,000 units of limited partnership interest, or OP units, as consideration for their interests in the properties that comprised our portfolio at the time of our initial public offering. In addition, upon completion of our initial public offering, we granted an aggregate of $2.8 million in restricted shares of our common stock to Mr. Pittman, Luca Fabbri, our Chief Financial Officer, and Mr. Hough, and an aggregate of $225,000 in restricted shares of our common stock to our independent directors. Since our initial public offering Messrs. Pittman, Fabbri and Hough, as well as some of our independent directors, have made open market purchases of our common stock. As of the date of this Annual Report, our executive officers, our directors and Mr. Hough collectively own approximately 22.9% of the equity interests in our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

Our Business and Growth Strategies

Our principal business objective is to provide attractive stockholder returns through a combination of: (1) quarterly cash distributions to our stockholders; (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions; and (3) potential long-term appreciation in the value of our properties. Our primary strategy to achieve our business objective is to invest in, own and lease a portfolio of farmland and properties related to farming operations. Key components of our strategy include the following:

•

Focus on Current Rental Income Generation and Long-Term Appreciation.  We own and intend to acquire farmland that we believe offers attractive risk-adjusted returns through a combination of stable rental income generation and value appreciation. We expect to continue to lease our farmland to experienced and successful third-party farm operators, including sellers who desire to continue farming the land after we acquire it. We expect our farmland leases to generate stable short-term cash flows and increasing rental income over the long term. In addition, we intend to hold our properties for investment with a view to long-term appreciation, which we believe will result in attractive risk-adjusted returns to our stockholders. However, if we believe it to be in the best interests of our stockholders, we may elect to sell one or more of our properties from time to time in a manner consistent with our investment objectives and our intention to qualify as a REIT.

•

Continue Our Disciplined Farmland Acquisition Strategy Based on Agriculture Fundamentals.  We intend to continue to acquire high-quality farmland that we believe is positioned to take advantage of global food supply and demand trends and is located in geographic areas that historically have had a stable population of experienced and successful farm operators. We believe that we benefit from our management’s and staff’s extensive experience as owners and operators of agricultural real estate in identifying acquisition opportunities that satisfy our investment criteria and underwriting standards. Our acquisition strategy includes the following key components:

•

Target Farms of Varying Sizes—We seek to acquire farms of varying sizes. We believe that our personnel and infrastructure allow us to perform due diligence on smaller farms quickly and efficiently, which provides us with an advantage over competitors that we believe do not have the investment focus or flexibility to pursue acquisitions of smaller farms. In addition, we believe small individual and family farmland buyers often are not as well capitalized as we are and may be unable to compete with us for acquisition opportunities of larger farms comprised of 1,500 or more tillable acres.

•

Acquire Farmland from Undercapitalized Owners—While we do not believe there is widespread financial distress among farmland owners, we do believe that, to a limited extent, undercapitalization, overleverage, mismanagement and unforeseen circumstances at some individual and family farms will provide opportunities for us to acquire high-quality farmland at attractive prices, potentially in purchase-leaseback transactions. We believe our management’s and staff’s knowledge of agribusiness fundamentals and broad network of relationships allow us to pursue acquisition opportunities from undercapitalized or unsuccessful sellers in markets where we believe we can find experienced and successful farm operators (including, in some cases, the existing owners) to lease the farmland from us at competitive rates and where we believe market fundamentals support future value appreciation potential.

•

Use OP Units as Acquisition Currency—We believe there are a large number of farm operators and farm families that own farmland that has substantially appreciated in value. According to the USDA's most recent published data, as of 2012, the average age of principal farm operators in the United States was 58 years old, with 33% age 65 or older, and the average age has been increasing steadily in recent years. As a result, we believe that many farm-owning families have estate planning needs and a desire to defer current income taxes, and that our ability to offer OP units as acquisition currency will provide us with a strategic advantage over other potential farm buyers and possibly induce these prospective sellers to sell their farms earlier than they otherwise would in cash-only transactions.

•

Utilize Our Real Estate Management Platform to Achieve Economies of Scale.  We believe that the overhead costs associated with the business of owning and leasing farmland are less than those required by other property types, such as office, multifamily and retail, due to the limited asset management, capital expenditure and tenant improvement requirements for farmland and a near-zero vacancy rate for quality farmland in quality markets. In addition, the terms of the leases with our tenants generally provide that we are responsible for major maintenance, insurance and taxes (which are generally reimbursed to us by our tenants), while our tenants are responsible for minor maintenance, water usage and all of the additional input costs related to the farming operations on the property, such as seed, fertilizer, labor and fuel. As a result, we believe that our existing systems and personnel are capable of supporting a significant increase in the size of our portfolio without a proportional increase in administrative or management costs. We also believe that, once we achieve scale in our portfolio, we will be able to realize significant cost savings and greater operational efficiency.

•

Further Diversify our Portfolio by Geography, Crop Type and Tenant.  Since our initial public offering, we have significantly increased the diversification of our portfolio by geography, crop type and tenant, and we intend to further diversify our portfolio going forward, particularly with respect to geography.  We focus on geographic areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation and with a relatively large and stable population of experienced farm operators as potential tenants. In addition, while we believe that primary crop farmland provides the greatest opportunity for value appreciation and increasing rental income over time, we intend to diversify our portfolio by adding farmland suitable for other annual crops and properties related to farming. We expect that most of the farms that we acquire will be leased to new tenants.

•

Leverage Economies of Scale in Our Tenants’ Combined Farming Operations.  Farm operators typically do not have a scale that gives them bargaining power with many of their suppliers. Conversely, suppliers to farm operators incur significant marketing costs in reaching out to a highly fragmented customer base. We intend to create value for our farm-operator tenants as well as for some of their suppliers by aggregating our tenants’ purchases of certain inputs – such as seed, fertilizer and equipment – and offering such aggregated purchases to selected suppliers on discounted terms. We believe that, by performing this role as an aggregator, we will be able to retain some of the value created for the ultimate benefit of our stockholders.

Our ability to effectively implement our business and growth strategies is subject to numerous risks and uncertainties, including those set forth under "Risk Factors—Risks Related to Our Business and Properties."

Investment Focus

We seek to invest in farmland that we believe offers an attractive risk-adjusted combination of stable rental income generation and value appreciation. Our principal investment focus is on primary crop farmland located in agricultural markets throughout North America. On a limited basis, we may acquire properties not fitting such principal investment focus for diversification purposes or if we believe that the expected total risk-adjusted return from the individual investment is particularly attractive. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, to a more limited extent, we may provide senior secured first-lien mortgage loans for the purchase of farmland and properties related to farming, but only to the extent we would be willing to acquire the underlying asset.

Annual Crops

Farm crops generally can be divided into two principal categories: annual crops and permanent crops. Annual crops are both planted and harvested annually or more frequently. Annual crops can be further divided into two subcategories: primary crops and fresh produce. Primary crops include grains (such as corn, wheat and rice), oilseeds (such as soybeans and rapeseed), forage crops (such as alfalfa, grass hay and corn silage) and cotton. Fresh produce generally encompasses non-permanent fruits and vegetables such as strawberries, lettuce, melons and peppers.

We primarily seek to buy farms that produce annual crops and do not expect to buy a substantial amount of farmland used for permanent crops. We believe that annual crop farmland has less risk than permanent crop farmland because annual crops require less time and capital to plant. If a farm operator loses an annual crop to drought, flooding, fire or disease, the farm operator can generally resume production on the land in a few weeks or months. However, if a farm operator loses a permanent crop, there generally would be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit. Annual crop farmland also enables the farm operator to rotate crop types to improve soil quality, react to commodity price trends and adopt improved crop varieties. Permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot be rotated to adapt to changing conditions. As a result, we believe that annual crop farmland has a lower risk profile than permanent crop farms.

Primary Crops

We believe, for the following reasons, that primary crop farmland is more likely to appreciate and provide increasing rental income over time than other types of farmland:

•

Primary crops constitute a large portion of the global demand for agricultural products, and offer the most direct exposure to the fundamentals (population growth, GDP per capita growth and biofuels) that we expect will drive farmland values for the foreseeable future;

•	Primary crops are easily transported in bulk, can be stored during periods of abundant production and sold during periods of scarcity, and generally are not subject to regional market dynamics; and

•	Primary crop production involves little overhead and is capital intensive, and a large portion of the added value accrues to farmland as its most scarce production factor.

U.S. Farmland Property

We believe that the United States offers farmland investors exposure to financial benefits driven by the fundamentals of agricultural production and farmland appreciation without many of the risks that come with farmland investments in many other countries. In the United States, the farmland market is relatively liquid and there is virtually no land title risk. Moreover, the United States has the largest, lowest-cost grain transportation infrastructure in the world, leaving more margin to the grain producer and landowner. Lastly, we believe that in most major U.S. agricultural markets, multiple quality farm-operator tenants compete for farmland lease opportunities.

We would consider investing in farmland in other countries that, like the United States, offer virtually no land title risk and a sophisticated farm-operator tenant environment, such as Canada, Australia or New Zealand.

Leased Properties

Farming land for crops carries significant operating risk. If a crop fails or the land does not produce the anticipated amount of crops, the farm operator may experience an economic loss. We believe that through leasing farmland, rather than farming it, we will mitigate this risk significantly. We intend to continue to lease a majority of our properties on a fixed-rent basis that does not depend on the success of the tenant's farming operations. Moreover, a majority of the leases in our portfolio provide that 100% of the annual rent is due and payable in advance of each spring planting season, and we expect that a majority of the fixed-rent leases we enter into in the future will have a similar requirement, which reduces our credit-risk exposure in the event of operational issues with the farm-operator tenant. However, to the extent we enter into leases that do not require advance payment of 100% of the annual rent or have terms greater than one year, we may be subject to tenant credit risk and more susceptible to the risks associated with declines in the profitability of tenants' farming operations. We may use variable-rent leases, which depend in part on crop yields and prices, in regions where such arrangements are prevalent or when we expect that such arrangements will be more profitable to us on a risk-adjusted basis. We also may utilize hybrid lease arrangements that require a modest rent payment at lease inception and an additional rent payment based on a percentage of the revenue from the tenant's harvest for that year.

We expect to continue to lease the majority of our farmland and other farming related properties under leases that require the tenant to either pay or reimburse us for substantially all of the property-related expenses, including taxes, maintenance, water usage and insurance, as well as all of the input costs related to the farming operations, such as seed, fertilizer, labor and fuel. The rental payments we receive from the farm operators will be the primary source of any distributions that we make to our stockholders.

We expect that over time rental income will increase. Most farmland in the areas where we own or intend to acquire land is leased under short-term leases (typically three years or less), and we plan to lease our property under short-term leases. By entering into short-term leases, we believe we will be in a position to increase our rental rates when the leases expire and are renewed or the land is re-leased, if prevailing rental rates have increased. However, we can provide no assurances that we will be able to increase our rental rates, or even maintain them at the same level, when the leases are renewed or the land is re-leased.

We believe quality farmland has a near-zero vacancy rate, and we believe that high-quality farmland in an area with a competitive tenant environment is generally leased and farmed each year. For leases that provide that rental payments for a crop year, rents are generally due in advance of the spring planting season; in the event of a tenant's failure to pay rent when due, we will seek to terminate the lease and rent the property to another tenant that could then plant and harvest a crop that year. As a result, we believe there is a reduced risk of vacancy on our properties when compared to most other types of commercial properties, such as office buildings or retail properties.

Tenants

We believe the areas where we own and intend to acquire farmland are characterized by a competitive farm-operator tenant environment, with multiple experienced farm operators seeking to expand their operations by leasing additional farmland.

Family-Owned Properties

According to the USDA, as of 2012, approximately 87% of farms in the United States were owned by families. We believe that many farm families and individuals may wish to simultaneously sell and lease their property back and continue their agricultural businesses under short-term, net leases. Sellers in these sale-leaseback transactions can use the sale proceeds to repay existing indebtedness, for growth of their farming operations or in other business endeavors. Under some circumstances, these sale-leaseback transactions might be driven by estate planning reasons. We believe that the farmland that we acquire and do not simultaneously lease back to the seller can be leased at attractive rental rates to other independent or corporate farm operators.

As an alternative to selling their farmland to us in an all-cash transaction, we believe that many farm owners may be interested in selling their farmland to us in exchange for OP units in order to have an equity interest in our company and participate in any appreciation in value of our properties. By making such an exchange, these farm owners would become investors in a more diversified portfolio of agricultural real estate. Under certain circumstances, the exchange of real estate for OP units is a tax-deferred exchange under U.S. federal income tax laws. In addition, because we intend to make cash distributions each quarter, OP unit holders would receive regular quarterly cash distributions. Finally, OP unit holders would have the flexibility to redeem their OP units in the future for cash, or, at our election, shares of our common stock that they could then sell in the public market, thereby allowing these sellers to determine the timing of recognizing taxable gain. Because we expect the issuance of OP units in exchange for farmland generally will be driven by the desires of prospective sellers, we do not know how frequently we will issue OP units in exchange for farmland properties. However, we believe that using OP units as acquisition consideration can be a significant part of our property acquisition strategy.

Other Investments

In the future, we may diversify into farmland that is suitable for growing crops other than primary crops, such as fresh produce, peanuts, biofuel feedstocks, or permanent crops, and for raising livestock. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock ranches. We currently own six grain storage facilities, two in each of Illinois and Nebraska and one in each of Arkansas and Colorado. In addition, to a more limited extent, we may provide senior secured first-lien mortgage loans for the purchase of farmland and properties related to farming, but only to the extent we would be willing to acquire the underlying property.

Underwriting Criteria and Due Diligence Process

Selecting the Property

We seek to acquire farmland that offers an attractive risk-adjusted balance of current returns and appreciation potential. We believe our management team’s deep understanding of agribusiness fundamentals and insight into factors affecting the value of farmland allow us to identify properties consistent with our investment criteria. We believe the following factors are important in the selection of farmland:

•

Soil Quality—Soil quality is a fundamental determinant of farmland productivity and therefore of its value. In considering farmland for purchase, we take soil quality into consideration to determine whether the farmland is attractively priced. In general, we focus on farmland with average or better-than-average soil.

•

Water Availability—Availability of water is essential to farming and is a major consideration in determining the value of farmland. With regard to water availability, we seek to purchase three types of properties:

•

Farmland located in areas with sufficient natural precipitation in an average year for the crops expected to be grown. When appropriate, we may improve these properties by installing wells and irrigation equipment;

•

Farmland with access to water via wells in areas where the underground water supply is regularly replenished annually by natural precipitation or where the irrigation water supply is annually replenished from surface sources; and

•

Farmland with access to water via wells in areas where the water table is dropping year over year, but where the valuation and current return expectations appropriately reflect the expected decline in value as water runs out.

•

Robust and Competitive Tenant Environment—We focus primarily on farmland located in areas characterized by a robust and competitive tenant environment, with a relatively large population of experienced farm operators as potential tenants.

•

Market Access—Due to the higher costs of road transportation, the location of farmland relative to points of demand (e.g., grain elevators, feedlots and ethanol plants) or access to low-cost transportation (e.g., river ports and rail loading facilities) determines the premium or discount in farm-gate commodity prices compared to the general market prices (also known as “basis”), and therefore is one of the factors that impacts its value. We focus on acquiring farmland in areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation.

•	Climate—We focus our investment activity in regions with favorable climates for growing primary crops, taking into consideration expected crop varietal availability and climate trends.

We perform a due diligence review with respect to each potential property acquisition. The due diligence investigation includes both property-specific factors (e.g., soil types and fertility, water availability and rights, topographical characteristics and property taxes) and location-specific factors (e.g., climate, tenant availability and quality and market access). As part of our due diligence process, we also perform a valuation of each target property and estimate expected lease rates.

Selecting Tenants

We intend to continue to focus primarily on farmland located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and reference checks of potential tenants, as well as their willingness and ability to pay competitive rental rates. We consider similar factors in analyzing sale-leaseback transactions. In areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially in exchange for sourcing a property acquisition opportunity. We mitigate tenant credit risk by requiring full payment of a year's rent in advance of each spring planting season whenever possible or, to a more limited extent, the provision of a letter of credit to back up the tenant's lease obligations. In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See "Risk Factors—Risks Related to Our Business and Properties—We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position."

Our Properties

As of the date of this Annual Report, we own 91 farms, consisting of approximately 48,528 total acres of farmland, as well as six grain storage facilities.  The table below provides certain information regarding each property in our portfolio as of the date of this Annual Report.

		Date	Tillable	Total
Property Name	County, State	Acquired (1)	Acres	Acres
Vendome	Jackson, AR and Craighead, AR	12/3/2014	1,455	1,505
Jackson	Prairie, AR and White, AR	12/15/2014	1,410	1,472
Ballymore	Yell, AR	10/24/2014	1,281	1,281
Garrott	Woodruff, AR	12/23/2014	1,068	1,275
Diantha West	Jefferson, AR	12/17/2014	653	712
Crow	Yell, AR	12/1/2014	635	668
Ruder	Yell, AR	9/24/2014	667	667
Long Prairie	Lonoke, AR	12/15/2014	496	518
James Ranch	Cheyenne, CO	6/12/2014	6,100	6,431
Eibert & Johnson	Kit Carson, CO	5/30/2014	1,475	1,475
Stonington Smith	Baca, CO	10/29/2014	1,308	1,308
Hitchcock	Kit Carson, CO	6/12/2014	1,209	1,210
Cure	Kit Carson, CO	6/12/2014	1,086	1,100
Baca	Baca, CO	11/1/2010	725	961
Stonington Bass	Baca, CO	2/18/2015	988	997
Schutte	Kit Carson, CO	5/30/2014	900	900
Harrel	Kit Carson, CO	6/12/2014	802	803
Rhoades	Kit Carson, CO	6/12/2014	469	480
Buol	Kit Carson, CO	6/12/2014	476	480
County Line	Kit Carson, CO	6/12/2014	480	480
Hudye chute	Kit Carson, CO	6/12/2014	412	460
Erker Chute	Kit Carson, CO	5/30/2014	320	320
Hoffner	Yuma, CO	12/12/2014	224	320
Korbelik	Kit Carson, CO	5/30/2014	275	275
Mershfelder	Cheyenne, CO	6/12/2014	247	250
McArthur	Kit Carson, CO	5/30/2014	201	201
Reimer	Phillips, CO	12/12/2014	162	162
Carruthers	Phillips, CO	12/12/2014	160	160
Jacoby	Yuma, CO	12/18/2014	159	160
Pella Bins and Tracks	McDonough, IL	3/1/2010	459	490
Kaufman	McDonough, IL	12/1/2010	338	427
Big Pivot	Mason, IL	1/1/2007	336	342
Pumphouse West	Schuyler, IL	11/1/2008	267	317
Scripps	Schuyler, IL	12/1/2000	299	310
Cleer	Fulton, IL	9/1/2007	271	298
Curless	Fulton, IL	1/1/2009	250	250
Tazewell	Tazewell, IL	1/1/2008	241	241
Stelter	Mason, IL	1/1/2008	234	234
Henninger	Schuyler, IL	1/1/2004	232	232
Crane Creek	Schuyler, IL	6/2/2003	211	211
John's Shop	McDonough, IL	11/1/2006	199	205
Symond	Mason, IL	12/21/2012	195	200
Duncantown	Fulton, IL	2/1/2008	151	172
Bardolph	McDonough, IL	4/1/2008	147	160
Weber	Schuyler, IL	4/1/2001	146	153

		Date	Tillable	Total
Property Name	County, State	Acquired (1)	Acres	Acres
Copes	Schuyler, IL	12/1/2007	123	137
Pumphouse East	Schuyler, IL	6/1/2003	112	125
Beckerdite	Schuyler, IL	2/12/2012	112	120
Pella Kelso	McDonough, IL	11/1/2007	111	115
Dilworth	McDonough, IL	6/9/2011	112	115
Busch	Mason, IL	12/1/2010	109	110
McFadden MD	McDonough, IL	10/8/2012	88	107
Smith	McDonough, IL	6/26/2013	95	100
Ambrose	Mason, IL	12/1/2006	80	80
Parr	Fulton, IL	11/1/2008	61	79
Crabtree	Mason, IL	11/1/2009	77	79
Heap	McDonough, IL	9/11/2011	70	79
Adair FS	McDonough, IL	1/1/2006	73	75
Table Grove	Fulton, IL	11/1/2006	58	60
Skien	Fulton, IL	4/27/2011	45	52
Estep	Mason, IL	3/28/2011	35	35
McFadden SC	Schuyler, IL	10/8/2012	31	34
Liby	Kit Carson, CO and Sherman, KS	6/12/2014	485	486
Zweygardt	Logan, KS	6/12/2014	313	320
Bonita Brake	Morehouse, LA	10/15/2014	1,010	1,088
Davis	Richland Parish, LA	10/16/2014	863	885
Proventus	Sunflower, MS	11/21/2014	1,737	1,964
Swarek	Quitman, MS	1/14/2015	806	850
Taylor	Chase, NE	12/15/2014	654	770
Broadwater	Morrill, NE	7/1/2014	483	640
Matulka	Butler, NE	1/2/2012	234	242
Stanbra/Zeller	Butler, NE	1/1/2012	178	181
Otterpohl	Merrick, NE	12/8/2014	159	162
Beck	Merrick, NE	12/8/2014	160	161
Jarecki	Polk, NE	12/8/2014	156	160
Tindall	Polk, NE	12/8/2014	156	160
Mentink	Polk, NE	12/22/2014	156	160
Fadschild	Butler, NE	12/11/2014	154	155
Benda Polk	Polk, NE	2/24/2015	123	123
Zeagers	Butler, NE	12/26/2012	118	120
Prague	Saunders, NE	11/21/2014	61	80
Kropatsch	Polk, NE	12/8/2014	79	80
Kelly	Butler, NE	6/29/2012	74	75
Benda Butler	Butler, NE	2/24/2015	70	73
Turbeville	Clarendon, SC and Sumter, SC	12/22/2014	2,073	2,546
Ten Mile	Clarendon, SC	12/22/2014	860	1,180
Coopers Mill	Lee, SC	12/22/2014	552	945
Maiden Down	Marion, SC	12/22/2014	552	926
Tyndall	Lee, SC	12/22/2014	412	442
Paxville	Marion, SC	12/22/2014	409	429
Drakeford	Lee, SC	12/22/2014	245	350
			44,543	48,528

(1)	Date acquired by us or our predecessor, FP Land LLC. Certain farms were consolidated by purchasing land parcels in multiple transactions. We own 100% of the fee simple title to all of our farms.

Our portfolio as of the date of this Annual Report has the following rents or rent estimates for 2015 by lease type or status:

Lease Type or Status	2015 Rent	%

Leases in place with third parties
Fixed rent	$7,816,122	85.33%
Variable rent (1)	840,288	9.17%

Internal leases (2)	183,197	2.00%
Leases being negotiated (3)	320,600	3.50%
	$9,160,207	100.00%

(1)

Management estimate based on farms’ historical productivity and regional crop price projections. We can provide no assurance that crop yields and prices will reach expected levels or that we will obtain the rents we anticipate.

(2)	Leases to FPI Agribusiness LLC, our taxable REIT subsidiary. In accordance with GAAP, revenues derived from these leases are eliminated in consolidation.
(3)

Management estimate based on the current status of lease negotiations and the current leasing market environment for each farm. We can provide no assurance that the rents we obtain will reflect the current status of our lease negotiations or the current leasing market environment for each farm.

Tax Status

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by FPI Agribusiness LLC, our taxable REIT subsidiary, and any other “taxable REIT subsidiaries” (“TRSs”) that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax.

Insurance

Under the terms and conditions of the leases on our current properties, tenants are generally required, at their expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies and to name us an additional insured party. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. In addition to our tenants' insurance policies under which we will be an additional insured party, we also maintain comprehensive liability and casualty insurance covering all of our properties under a blanket insurance policy, which provides coverage to the extent there is insufficient coverage under our tenants' policies.

Regulation

Farming Regulation

The farmland that we own and intend to acquire is used for growing crops and is subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment and eminent domain.

Farmland is principally subject to environmental and agricultural laws, ordinances and regulations. Each governmental jurisdiction has its own distinct laws, ordinances and regulations governing the use of farmland. Many such laws, ordinances and regulations seek to regulate water usage and water runoff because water can be in limited supply, as is the case where certain of the properties in our portfolio are located.

All of the farms in our portfolio have sources of water, including expected precipitation, wells and/or surface water, that currently provide sufficient amounts of water necessary for the current farming operations at each location. However, should the need arise for additional water from wells and/or surface water sources, such permits and approvals may be difficult to obtain in areas with limited supply of available water. We believe that our farms are in compliance with applicable state, county and federal environmental and agricultural regulations.

In addition to the regulation of water usage and water runoff, state, local and federal governments also seek to regulate the type, quantity and method of use of chemicals and materials for growing crops, including fertilizers, pesticides and nutrient rich materials. Such regulations could include restricting or preventing the use of such chemicals and materials near residential housing or near water sources. Further, some regulations have strictly forbidden or significantly limited the use of certain chemicals and materials.

As an owner of farmland, we may be liable or responsible for the actions or inactions of our tenants with respect to these laws, regulations and ordinances.

Real Estate Industry Regulation

Generally, the ownership and operation of real properties is subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, wastewater, storm water runoff and lien sale rights and procedures. These laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, or CERCLA, and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

Environmental Matters

As an owner of real estate, we will be subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to lease the real property or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Competition

Competition to our efforts to acquire farmland can come from many different entities. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms such as Hancock Agricultural Investment

Group, Prudential Agricultural Investments, and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.

Employees

At March 2, 2015, we had seven employees. None of our employees is a member of a labor union.

Corporate Information

Our executive offices are located at 8670 Wolff Court, Suite 240, Westminster, Colorado 80031. Our telephone number at our executive offices is (720) 452-3100 and our corporate website is www.farmlandpartners.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Secretary at the address set forth above under “—Corporate Information.”

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Governance Documents section of the Corporate Information section of our website.

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business and Properties

The geographic concentration of our portfolio in regional clusters could cause us to be more susceptible to adverse weather, economic or regulatory changes or developments in the areas in which our properties are located than if we owned a more geographically dispersed portfolio, which could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all.

Farms in our portfolio tend to be concentrated in regional clusters, each spanning typically two to five neighboring counties. As of December 31, 2014, our farms in Colorado, Arkansas, South Carolina, Illinois, Nebraska, Mississippi,  Louisiana and Kansas represented 38.9%, 17.4%, 14.7%, 12.4%, 6.8%, 4.2%, 4.2% and 1.4%, respectively, of the total acreage in our portfolio. As a result, we are particularly susceptible to developments or conditions in the areas in which our farms are located, including adverse weather conditions (such as windstorms, tornados, floods, drought, hail and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions, and unfavorable or uncertain political, economic, business or regulatory conditions (such as changes in price supports, subsidies and environmental regulations). Any such developments or conditions could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

Our portfolio is comprised almost entirely of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with concentrating our portfolio in a single asset class devoted to a limited number of crop types.

Our portfolio is comprised almost entirely of properties used to grow primary crops, such as corn, soybeans, wheat, rice and cotton. As a result, any development or situation that adversely affects the value of properties generally or the prices of corn, soybeans or wheat, including those described in the risk factor above, could have a more significant adverse impact on us than if our portfolio were diversified by asset type or crop type, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

Our business is dependent in part upon the profitability of our tenants' farming operations, and any sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

We depend on our tenants to operate the farms we own in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent and real estate taxes, maintain certain insurance coverage and maintain the properties generally. The ability of our tenants to fulfill their obligations under our leases depends, in part, upon the overall profitability of their farming operations, which could be adversely impacted by, among other things, adverse weather conditions, crop prices, crop disease, pests, contaminants, and unfavorable or uncertain political, economic, business or regulatory conditions. We are particularly susceptible to any decline in the profitability of our tenants' farming operations for our leases that do not require 100% of the annual rent to be paid in advance of each spring planting season and for our variable-rent leases, pursuant to which the amount of rent depends on crop yields and prices realized by our tenants, as well as for our leases with terms longer than one year. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. We can provide no assurances that, if a tenant defaults on its obligations to us under a lease, we will be able to lease or re-lease that farm on economically favorable terms in a timely manner, or at all. In addition, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The rents we are able to negotiate for the properties we own will be based, in part, on each tenant's expectation of the land's future productivity. To the extent we lease to tenants whose operations become less profitable, prospective tenants may assume that the reduction in profitability is due, in part, to less productive land, which could make it more difficult to negotiate favorable rental rates for such properties. Our tenants' profitability could also be adversely affected by declines in market prices for primary crops.

As a result, any downturn in the profitability of the farming operations of our tenants or a downturn in the farming industry as a whole could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

A significant portion of our farms are leased to our related tenants, and the failure of these entities to meet their obligations to us, or their determination to not renew leases or to terminate their farming operations, could materially and adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

As of the date of this Annual Report, approximately 14% of the total acres in our portfolio, as well as three grain storage facilities (representing an aggregate of approximately 30.7% of the 2015 contractual rent of our portfolio), are leased to either Astoria Farms or Hough Farms, our related tenants. Mr. Pittman has a 28.3% indirect partnership interest in, and controls, Astoria Farms, and has an 18.75% indirect partnership interest in Hough Farms. Mr. Hough, our consultant, has a 4.3% indirect partnership interest in Astoria Farms and a 28.3% indirect partnership interest in Hough Farms. In addition, although we expect that most of the farms we acquire in the future will be leased to tenants unrelated to our management team, we may lease such newly acquired farms to our affiliates from time to time in the future. Therefore, the success of our business will depend in part upon the profitability of these entities' farming operations and their ability to meet their obligations to us. In the event these affiliates are unable to meet their obligations to us, whether as a result of a downturn in the profitability of their farming operations or otherwise, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders could be materially adversely affected. See "—Risks Related to Our Organizational Structure—The leases with our affiliates were not negotiated on an arm's-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties."

Moreover, these entities may determine to not renew their leases with us at the end of the lease term or to terminate their farming operations, whether as a result of a downturn in the profitability of their farming operations or otherwise, in which case, a substantial number of our properties would become vacant at the same time. In the event such a situation develops in the future, we may not have sufficient infrastructure in place to successfully identify suitable tenants to lease a large number of properties on an expedited basis, which may cause us to have vacant properties or negotiate lease terms less favorable to us.

Our failure to identify and consummate suitable acquisitions would significantly impede our growth and our ability to diversify our portfolio by geography, crop type and tenant, which would materially and adversely affect our results of operations and cash available for distribution to our stockholders.

Our ability to continue to expand through acquisitions is integral to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We compete for the acquisition of farmland and properties related to farming with many other entities engaged in agricultural and real estate investment activities, including individual and family operators of farming businesses, corporate agriculture companies, financial institutions, institutional pension funds, real estate companies, private equity funds and other private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for such properties. Our competitors may have greater resources than we do and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger institutions may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Our failure to identify and consummate suitable acquisitions would significantly impede our growth and our ability to diversify our portfolio by geography, crop type and tenant, which would materially and adversely affect our results of operations and cash available for distribution to our stockholders.

We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

Certain of our leases do not require the full payment of rent in cash in advance of the planting season, which subjects us to credit risk exposure to our farm-operator tenants and the risks associated with farming operations, such as weather, commodity price fluctuations and other factors. We also are exposed to these risks with respect to leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. Because we do not intend to monitor and evaluate the credit risk exposure related to farm-operator tenants on an ongoing basis, we are subject to the risk that our tenants, particularly those that may depend on debt and leverage to finance their operations, could be susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations, including meeting their obligations to us under their leases. As a result, we may not become aware of a tenant's financial distress until the tenant fails to make payments to us when due, which may significantly reduce the amount of time we have to evict the tenant and re-lease the farmland to a new tenant before the start of the spring planting season, and in the event of a tenant bankruptcy we may not be able to terminate the lease. If we are unable to re-lease the farmland on a timely basis, it could have a material adverse effect on our revenues.

Some state laws prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2014, we owned 680 acres of farmland in Kansas, and our ownership of those farms may be challenged under Kansas law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

Failure to succeed in new markets may have adverse consequences.

At the time of initial public offering in April 2014, substantially all of our farms were located in Illinois and Nebraska, with one farm in Colorado. Since our initial public offering, we have acquired farms in new markets, including Arkansas, South Carolina, Mississippi and Louisiana. When we acquire properties located in new geographic areas, or properties primarily devoted to a crop we are unfamiliar with, we may face risks associated with a lack of market knowledge or understanding of the local market, including the availability and identity of quality tenant farmers, forging new business relationships in the area, developing an understanding of a crop unfamiliar to us, and unfamiliarity with local or crop-specific government requirements and procedures. Furthermore, the negotiation of a potential expansion into new markets may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our results of operations and ability to make distributions to our stockholders.

Our platform may not be as scalable as we anticipate, and we could face difficulties growing our business without significant new investment in personnel and infrastructure, which could disrupt our business and operations and impede the growth of our business.

Our platform for operating our business may not be as scalable as we anticipate or able to support significant growth without substantial new investment in personnel and infrastructure. We have six employees and receive consulting services from Mr. Hough. It is possible that if our business grows substantially, we will need to make significant new investment in personnel and infrastructure to support that growth. We may be unable to make significant investments on a timely basis or at reasonable costs and our failure in this regard could disrupt our business and operations and impede the growth of our business.

Our short-term leases make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

All of our farm leases have terms ranging from one to five years, and we expect that most of the leases we enter into in the future will have one- to five-year terms. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases, which will make us more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and ability to make distribution to our stockholders.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and to be made, by us may be difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions may be limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located, in each case may limit our ability to dispose of a property. Moreover, our ability to dispose of certain of our properties within a specific time period is subject to certain limitations imposed by our tax protection agreement.

In addition, the Code imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Moreover, if we acquire properties from C corporations (i.e., corporations generally subject to full corporate-level tax) in certain non-taxable transactions, as was the case with our acquisition of the Hudye Farm, built-in gain recognized on the non-taxable disposition of such properties within 10 years of our acquisition will be subject to tax at the highest applicable U.S. federal corporate income tax rate. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

If our properties do not have access to adequate water supplies, it could harm our ability to lease the properties for farming on favorable terms or at all, which could have a material adverse impact on the value of our properties and our results of operations and ability to make distributions to our stockholders.

Farmland and properties related to farming require access to sufficient water to make the property suitable for farming. Although we expect to acquire properties with sufficient water access, there may be a need to drill additional wells in the future, and we would be required to obtain permits prior to drilling such wells. Permits for drilling water wells are required by state and county regulations, and such permits may be difficult or costly to obtain, particularly in areas where there is a limited supply of water. In addition, there can be no assurance that additional wells will produce sufficient water supplies to support farming operations adequately. Similarly, our properties may be subject to governmental regulations relating to the quality and disposition of rainwater runoff or other water to be used for irrigation, and we could incur costs in order to retain this water and comply with such regulations. If we are unable to obtain or maintain sufficient water supplies for our properties, or the costs incurred to obtain or maintain the water supplies cause the farming operation to be less profitable, we may not be able to lease our properties for farming on favorable terms or at all, which could have a material adverse impact on the value of our properties and our results of operations and ability to make distributions to our stockholders.

Our farms are subject to adverse weather conditions, seasonal variability, crop disease and other contaminants, which may affect our tenants' ability to pay rent and thereby have an adverse effect on our results of operations, financial condition, and our ability to make distributions to stockholders.

Annual crops are vulnerable to adverse weather conditions, including windstorms, tornados, floods, drought and temperature extremes, which are quite common but difficult to predict. Unfavorable growing conditions can reduce both crop size and crop quality. Seasonal factors, including supply and consumer demand, may also have an effect on the crops grown by our tenants. In extreme cases, entire harvests may be lost in some geographic areas.

In addition, annual crops are vulnerable to crop disease, pests and other contaminants. Damages to tenants' crops from crop disease and pests may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase the costs and decrease the revenues of our tenants. Tenants may also incur losses from product recalls, fines or litigation due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls, fines or litigation as well as their impact upon our tenants.

Although we typically lease our properties on a fixed-rent basis that does not change based on the success of the farming operations, we also utilize variable-rent leases pursuant to which the amount of the rent depends on crop yields and prices in regions where such arrangements are prevalent. In any case, adverse weather conditions, seasonal variability, crop disease, pests and other contaminants could adversely affect our tenants' ability to continue to meet their obligations to us and our ability to lease or re-lease properties on favorable terms, or at all, which could have a material adverse effect on the value of our properties, our results of operations, financial condition, and our ability to make distributions to our stockholders.

In the past, the market prices of the crops that our tenants may produce on our agricultural properties have been volatile, which may affect our tenants' ability to pay rent and thereby have an adverse effect on our results of operations and our ability to make distributions to stockholders.

The value of a crop is affected by many factors that can differ on a yearly basis. The unpredictability of weather and crop disease in the major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Although rental payments under the majority of our leases typically are not based on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms, or at all, which could have a material adverse effect on the value of our properties, our results of operations and our ability to make distributions to our stockholders.

The future effects of climate change could adversely impact the value of our properties and our results of operations.

In addition to the general risks that adverse weather conditions pose for the tenants of our properties, the value of our properties and the operations of our tenants may be subject to risks associated with long-term effects of climate change. Many climatologists have predicted that the impacts of climate change could include increases in average temperatures, more extreme temperatures, changes in rainfall patterns, severe droughts, and increases in volatile weather over time. Such effects of climate change could make our properties less profitable for farming or other alternative uses, which could adversely impact the value of our properties, our results of operations and our ability to make distributions to our stockholders.

Adverse changes in government policies related to farming, including decreases in farm subsidies, tax incentives or the percentage of ethanol that must be blended into fuel, could reduce prices of crops and the profitability of farming operations, which could materially and adversely affect the value of our properties and our results of operations.

There are a number of government programs that provide subsidies and tax and other incentives to farm operators. Some of these programs have been in operation since the 1930s and were intended to stabilize the income to farm operators and protect them from agricultural setbacks such as wind damage, floods, drought and crop disease. In addition, in recent years both the U.S. federal government and certain state governmental agencies have required that transportation fuel sold in the United States contain a minimum volume of renewable fuel, including ethanol. These renewable fuel requirements have caused ethanol demand to increase substantially, which in turn has had a positive impact on the price of corn and primary crop farmland prices in general. The elimination or reduction of any of these subsidies or other incentives, the widespread use of other forms of renewable fuel or reduction in renewable fuel requirements in the future could reduce the prices of crops and the profitability of farming operations, which could materially and adversely impact the value of our farms and our ability to lease them on favorable terms, or at all, which would have a material adverse effect on our results of operations.

Acquiring farmland and properties related to farming during periods when such properties are experiencing substantial inflows of capital and intense competition may result in inflated purchase prices and increase the likelihood that our properties will not appreciate in value and may, instead, decrease in value.

The allocation of substantial amounts of capital for investment in farmland and farming related properties and significant competition for income-producing real estate may inflate the purchase prices for such assets. If we acquire properties in such an inflated environment, it is possible that the value of our assets may not appreciate and may, instead, decrease in value, perhaps significantly, below the amount we paid for such assets. In addition to macroeconomic and local economic factors, technical factors, such as a decrease in the amount of capital allocated to the purchase of farmland and farming related properties and the number of investors participating in the sector, could cause the value of our assets to decline.

If the U.S. Federal Reserve or other central banks embark on a substantial tightening of monetary policy in the future that causes real interest rates to rise substantially, it may cause land prices to decline if the rise in real interest rates is not accompanied by rises in the general levels of inflation.

A substantial tightening of monetary policy by the U.S. Federal Reserve or other central banks would increase credit costs (through the resulting increase in interest rates) and decrease credit availability. This could hurt farm operators because higher real interest rates make it more difficult for farm operators to qualify for loans and increase their borrowing costs. Higher interest rates also tend to decrease U.S. and world economic growth, thus decreasing the demand for agricultural commodities.

All of these consequences could reduce farm income. If increases in real interest rates (which is defined as nominal interest rates minus the inflation rate) are not accompanied by higher levels of farm income and rents, this could lead to declines in agricultural land values and a reduction in our profitability, either of which would have a material adverse effect on our business or results of operations, financial condition, and ability to make distributions to our stockholders.

The loss of key management personnel, particularly Paul A. Pittman and Luca Fabbri, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Our future success depends to a significant extent on the continued service and coordination of our senior management team, which is comprised of Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer, and Luca Fabbri, our Chief Financial Officer. We can provide no assurances that any of our key personnel will continue their employment with us. The loss of services of Messrs. Pittman and Fabbri could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

We have limited operating history as a REIT and a publicly traded company, and we cannot assure that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company.

We have limited operating history as a REIT and a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet the disclosure requirements of the SEC. We are required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the NYSE MKT listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources, any of which could materially adversely impact our business, results of operations and financial condition. See "—U.S. Federal Income Tax Risks—Failure to qualify as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders."

We have incurred and will continue to incur new costs as a result of becoming a public company, and such costs may increase if and when we cease to be an "emerging growth company," which could adversely impact our results of operations.

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE MKT and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. As a result, our executive officers' attention may be diverted from other business concerns, which could adversely affect our business and results of operations. In addition, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our executive officers' time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of becoming a public company, management is required to report periodically on the effectiveness of its system of internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our system of internal control over financial reporting may not be determined to be appropriately designed or operating effectively, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

In connection with our Predecessor's audits for the years ended December 31, 2013 and 2012, our Predecessor's independent registered public accounting firm identified and communicated a material weakness related to the failure to implement an effective system of internal control over financial reporting. Two contributing factors to this material weakness include a failure to maintain a sufficient complement of qualified accounting personnel and an appropriate segregation of duties within the organization. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our Predecessor's financial statements will not be prevented or detected on a timely basis. This material weakness resulted in audit adjustments to our Predecessor's financial statements, which were identified by our Predecessor's independent registered public accounting firm.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first full fiscal year after the completion of our initial public offering. In addition, after we are no longer an emerging growth company under the JOBS Act, Section 404 of the Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. Our management team and financial reporting personnel are primarily those of our Predecessor and, as such, we may face the same material weakness as our Predecessor that is described above. We cannot give any assurances that the material weakness identified by our independent registered public accounting firm will be remediated on a timely basis or at all or that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock.

We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional properties, meet our capital and operating needs or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT.

In order to qualify and maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition opportunities and principal and interest payments on any outstanding debt, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms, in the time period we desire, or at all. Any debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise (including the issuance of OP units) could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market's view of the quality of our assets;

•	the market's perception of our growth potential;

•	our debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT.

We may provide senior secured first-lien mortgage loans for the purchase of farmland and properties related to farming, which exposes us to risks associated with being a mortgage lender, including the risk that borrowers default on their obligations to us, which could adversely affect our results of operations and financial condition.

We may provide senior secured first-lien mortgage loans for the purchase of farmland and properties related to farming. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a mortgage loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

We may be subject to litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may be subject to litigation or threatened litigation, including claims relating to the actions of our tenants and otherwise in the ordinary course of business. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common stock.

Liability for uninsured or underinsured losses could adversely affect our financial condition and cash flow.

Our properties may be damaged by adverse weather conditions and natural disasters, such as earthquakes, floods and tornados. Our insurance may not be adequate to cover all damages or losses from these events, or we may view it as not economically prudent to purchase insurance for certain types of losses. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss, which could have an adverse effect on our cash flow.

Potential liability for environmental matters could adversely affect our financial condition.

We are subject to the risk of liabilities under federal, state and local environmental laws applicable to agricultural properties, including those related to wetlands, groundwater and water runoff. Some of these laws could subject us to:

•

responsibility and liability for the cost of removal or remediation of hazardous substances released on our properties, generally without regard to our knowledge of or responsibility for the presence of the contaminants;

•

liability for the costs of investigation, removal or remediation of hazardous substances or chemical releases at disposal facilities for persons who arrange for the disposal or treatment of these substances; and

•	potential liability for claims by third parties for damages resulting from environmental contaminants.

Environmental site assessments were not conducted on the farms in our portfolio and we do not expect to conduct environment site assessments on farms we acquire in the future. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Additionally, we could become subject to new, stricter environmental regulations, which could diminish the utility of our properties and have a material adverse impact on our results of operations.

We may be required to permit the owners of the mineral rights on our properties to enter and occupy parts of the properties for the purposes of drilling and operating oil or gas wells, which could adversely impact the rental value of our properties.

Although we own the surface rights to our farms and expect to own the surface rights to properties that we acquire, other persons may own the rights to any minerals, such as oil and natural gas, that may be located under the surfaces of these properties. For example, in connection with our acquisition of the Hudye Farm, we granted the seller 50% of the mineral rights related to the farm. Currently there is no mineral development on the farms in our portfolio, but we can provide no assurances that third parties will not assert claims for mineral rights on the farms in our portfolio or that farmland that we acquire in the future will not be subject to third-party mineral rights. To the extent that third parties have mineral rights on farmland that we currently own or acquire in the future, we expect that we would be required to permit third parties to enter our properties for the purpose of drilling and operating oil or gas wells on the premises. We will also be required to set aside a reasonable portion of the surface area of our properties to accommodate these oil and gas operations. The devotion of a portion of our properties to these oil and gas operations would reduce the amount of the surface available for farming or farm-related uses. Such activities might also disrupt the productivity of the farmland or property related to farming or increase the risk of environmental liabilities, any of which could adversely impact the rents that we receive from leasing these properties.

Debt, and the use of debt to finance future acquisitions or for other purposes, could restrict our operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.

As of December 31, 2014, we had approximately $113.9 million of outstanding indebtedness and we intend to incur additional debt in connection with future acquisitions or for other purposes. If necessary, we also may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of farms at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our farms that may be pledged to secure our obligations. An increase in our degree of leverage also could make us more vulnerable to a downturn in business or the economy generally.

Increases in mortgage rates or unavailability of mortgage debt may make it difficult for us to finance or refinance our debt, which could have a material adverse effect on our financial condition, results of operations, growth prospects and our ability to make distributions to stockholders.

If mortgage debt is unavailable to us at reasonable rates or at all, we may not be able to finance the purchase of additional properties or refinance existing debt when it becomes due. If interest rates are higher when we refinance our debt, our income and cash flow could be reduced, which would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, to the extent we are unable to refinance our debt when it becomes due, we will have fewer debt guarantee opportunities available to offer under our tax protection agreement, which could trigger an obligation to indemnify certain parties under the tax protection agreement.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

As of December 31, 2014, we had approximately $113.9 million of outstanding mortgage indebtedness. In addition, in the future, we intend to finance property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our tax protection agreement with respect to the sales of certain properties.

The Farmer Mac Facility restricts our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments.

The Farmer Mac Facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;
•	restrict our ability to incur additional liens;
•	restrict our ability to make certain investments (including certain capital expenditures);
•	restrict our ability to merge with another company;
•	restrict our ability to sell or dispose of assets;
•	restrict our ability to make distributions to stockholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.

These limitations restrict our ability to engage in certain business activities, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

We may be unable to collect balances due on our leases from any tenants in bankruptcy, which could adversely affect our financial condition, results of operations and cash flow.

We are subject to tenant credit risk. Our tenants, particularly those that may depend on debt and leverage, could be susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations, including meeting their obligations to us under their leases. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding and may reject the lease. If a bankrupt tenant rejects a lease with us, any claim we might have for breach of the lease, excluding a claim against collateral securing the lease, would be treated as a general unsecured claim. Our claim would likely be capped at the amount the tenant owed us for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year of lease payments or 15% of the remaining lease payments payable under the lease, but in no case more than three years of lease payments. In addition, a tenant may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, will generally be more limited. In the event of a tenant bankruptcy, we may also be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant. In the event of the tenant's breach of its obligations to us or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. As a result, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected if a tenant declares bankruptcy.

If our tenants fail to comply with applicable labor regulations, it could have an adverse effect on our tenants' ability to make rental payments to us and, in turn, our ability to make distributions to our stockholders.

State, county and federal governments have implemented a number of regulations governing labor practices used in connection with farming operations. For example, these regulations seek to provide for minimum wages and minimum and maximum work hours, as well as to restrict the hiring of illegal immigrants. If one of our tenants is accused of violating, or found to have violated such regulations, it could have a material adverse effect on the tenant's results of operations, which could adversely affect its ability to make its rental payments to us and, in turn, our ability to make distributions to our stockholders.

We have limited experience leasing farmland to third parties, and our inability to execute our business plan of continuously leasing our properties on favorable economic and other terms would materially and adversely affect our results of operations and cash available for distribution to stockholders.

Our management team has limited experience leasing farmland to third-party tenants and there can be no assurance that we will be able to identify suitable third-party tenants or negotiate acceptable lease terms for properties we acquire in the future or upon expiration of existing leases. In particular, we may not be able to obtain lease terms for newly acquired farms that are consistent with or as favorable as the terms of the leases for the properties in our portfolio leased to our related tenants. In addition, we may not be able to negotiate for the full payment of rent in advance of each spring planting season, which could increase our exposure to credit risk of our farm-operator tenants and the risks associated with farming operations, such as weather, commodity price fluctuations and other factors described above under "—Our business is dependent in part upon the profitability of our tenants' farming operations, and any downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders."

Even for our leases that require payment of all or a substantial portion of annual rent in advance of each spring planting season, in the event of a default by the tenant in payment of the annual rent when due, there can be no assurance that we would be able to timely locate a new tenant and obtain acceptable lease terms before the spring planting season, in which event our lease revenue from any affected property would likely be substantially decreased.

Risks Related to Our Organizational Structure

Unknown liabilities assumed by us in connection with the formation transactions related to our initial public offering could be significant and our ability to seek recourse against third parties for certain of these liabilities could be limited, which could result in losses.

As part of the formation transactions related to our initial public offering, we acquired entities and assets that were subject to existing liabilities, some of which may be unknown or unquantifiable at the time of this offering. These liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by tenants or other persons dealing with our Predecessor entities (that had not been asserted or threatened prior to this offering), tax liabilities, claims relating to mineral rights or title and accrued but unpaid liabilities incurred in the ordinary course of business. While in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the prior investors in our assets, for certain of these liabilities is limited. Messrs. Pittman and Hough entered into the Representation, Warranty and Indemnity Agreement with us with respect to certain aspects of the formation transactions but their liability to us is limited with respect to time and dollar amount. There can be no assurance that we will be entitled to any such reimbursement or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

We did not obtain a fairness opinion in connection with the FP Land Merger, and the consideration paid by us in the FP Land Merger was not negotiated on an arm's-length basis and may have exceeded the fair market values of the farmland and other assets in our initial portfolio.

We did not obtain a fairness opinion in connection with the FP Land Merger. The amount of consideration paid by us to Pittman Hough Farms, in which Paul A. Pittman has a 75% controlling interest, in the FP Land Merger was based upon Messrs. Pittman and Fabbri's estimates of the fair market values of the properties that comprised our portfolio upon the completion of our initial public offering and the outstanding indebtedness of our Predecessor. The estimates of the properties' fair market values were based on various factors, including assessments of comparable farmland in each of the markets in which the properties are located and publicly available records of farmland sales. The consideration paid by us to Pittman Hough Farms was not based on arm's-length negotiations and was not approved by any independent directors. It is possible that the consideration we paid for the farmland and other assets in our initial portfolio may have exceeded their fair market value and that we could realize less value from these assets than we would have if the assets had been acquired after arm's-length negotiations.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof.  As of December 31, 2014, Pittman Hough Farms, in which Mr. Pittman has a 75% controlling interest, owned 20.1% of the OP units in our operating partnership.

Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, our wholly owned subsidiary, Farmland Partners OP GP, LLC, as the general partner of our operating partnership, has fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement in connection with the management of our operating partnership. The general partner's fiduciary duties and obligations as the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company. These conflicts of interest could lead to decisions that are not in the best interests of the Company and its stockholders.

Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The partnership agreement provides that, in the event of a conflict between the interests of the limited partners of our operating partnership, on the one hand, and the separate interests of our stockholders, on the other hand, the general partner, in its capacity as the general partner of our operating partnership, shall act in the interests of our stockholders and is under no obligation to consider the separate interests of the limited partners of our operating partnership in deciding whether to cause our operating partnership to take or not to take any actions. The partnership agreement further provides that any decisions or actions not taken by the general partner in accordance with the partnership agreement will not violate any duties, including the duty of loyalty, that the general partner, in its capacity as the general partner of our operating partnership, owes to our operating partnership and its partners.

Additionally, the partnership agreement provides that the general partner will not be liable to our operating partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by our operating partnership or any limited partner unless the general partner acted in bad faith and the act or omission was material to the matter giving rise to the loss, liability or benefit not derived. Our operating partnership must indemnify the general partner, us, our directors and officers, officers of our operating partnership and others designated by the general partner from and against any and all claims that relate to the operations of our operating partnership, unless (1) an act or omission of the indemnified person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the indemnified person actually received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person's good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our operating partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person's right to indemnification under the partnership agreement) or if the person is found to be liable to our operating partnership on any portion of any claim in the action. No reported decision of a Delaware appellate court has interpreted provisions similar to the provisions of the partnership agreement that modify and reduce our fiduciary duties or obligations as the sole member of the general partner or reduce or eliminate our liability for money damages to our operating partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.

Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Our charter contains certain ownership limits with respect to our stock. Our charter, among other restrictions, prohibits the beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock, excluding any shares that are not treated as outstanding for U.S. federal income tax purposes. Our Board of Directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied.  This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may:

•

discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; and

•

result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which may delay, defer or prevent a transaction that our stockholders believe to be in their best interests.

Our Board of Directors, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue. In addition, under our charter, our Board of Directors, without stockholder approval, has the power to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares.  As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our Board of Directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter impose fair price and/or supermajority voting requirements on these combinations; and

•

"control share" provisions that provide that "control shares" of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights with respect to their control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

By resolution of our Board of Directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such persons). In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our Board of Directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Additionally, certain provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently employ. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our Board of Directors.

Our charter, our bylaws and Maryland law also contain other provisions, including the provisions of our charter on removal of directors and the advance notice provisions of our bylaws, that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain provisions in the partnership agreement may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights;

•	a requirement that the general partner may not be removed as the general partner of our operating partnership without our consent;

•	transfer restrictions on OP units;

•

our ability, as general partner, in some cases, to amend the partnership agreement and to cause our operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners; and

•

the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

As of the date of this Annual Report, Pittman Hough Farms, in which Mr. Pittman has a 75% controlling interest, owned approximately 20.1% of the outstanding OP units in our operating partnership.

Mr. Pittman, our Executive Chairman, President and Chief Executive Officer has outside business interests that could require time and attention and may interfere with his ability to devote time to our business and affairs or present financial conflicts with us and may adversely affect our business.

Mr. Pittman, our Executive Chairman, President and Chief Executive Officer, retains ownership interests in one farm in Illinois (consisting of 2,866 total acres) and one farm in Nebraska (consisting of 1,193 total acres) that were not acquired by us in the formation transactions related to our initial public offering, due to his family’s long-term ownership of those farms and the high proportion of non-tillable acreage of those farms, including pasture land, livestock facilities and land devoted to recreational activities. In addition, Mr. Pittman has an indirect non-controlling and non-managing interest in a joint venture that owns one farm in Illinois, consisting of approximately 759 acres, and one farm in Colorado, consisting of approximately 159 acres, which were not acquired by us in the formation transactions. This joint venture may acquire additional farmland in our markets that is consistent with our investment criteria; however, Mr. Pittman will not make any additional contributions to this joint venture without the approval of a majority of the independent members of our Board of Directors.

Mr. Pittman also has (i) ownership interests in Astoria Farms and Hough Farms, which are engaged primarily in the production and sale of corn and soybeans and lease approximately 14.2% of the total acres in our portfolio (representing approximately 30.7% of our total 2015 contractual rent), and (ii) a controlling interest in a livestock business. In addition, our Board of Directors has adopted a policy, pursuant to which Mr. Pittman and his affiliates have a right of first opportunity to acquire farmland in a total of 15 townships located within Fulton County or Schuyler County in Illinois or Butler County in Nebraska, which are the counties in which the two homestead farms are located, up to a maximum aggregate amount of $5.0 million annually. Some of the farms in our portfolio are located in townships in which Mr. Pittman and entities controlled by Mr. Pittman will be permitted to acquire farms pursuant to this policy.

In some cases, Mr. Pittman may have financial conflicts between the excluded farms and any additional farms he may acquire, on the one hand, and the farms in our portfolio, on the other hand—for example, the opportunity to direct existing or prospective tenants to one of the excluded properties rather than a property in our portfolio in order to increase the value of that excluded property. We cannot accurately predict the amount of time and attention that will be required of Mr. Pittman to perform his ongoing duties related to outside business interests.

The leases with our related tenants were not negotiated on an arm's-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

As of the date of this Annual Report, 14% of the total acres in our portfolio (representing approximately 30.7% of our total 2015 contractual rent) are leased to either Astoria Farms or Hough Farms, our related tenants. Mr. Pittman has a 28.3% indirect partnership interest in, and controls, Astoria Farms, and has an 18.75% indirect partnership interest in Hough Farms. Mr. Hough has a 4.3% indirect partnership interest in Astoria Farms and a 28.3% indirect partnership interest in Hough Farms. Mr. Hough manages the farming operations of both of our related tenants. As such, the leases between us and our related tenants, which have terms that range from one to three years, were negotiated between related parties and their terms, including rent payable to us under the leases, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. Moreover, conflicts of interest may exist or could arise in the future as a result of considering whether to renew, terminate or negotiate these leases. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the leases with these parties because of our desire to maintain our ongoing relationship with these parties.

Our tax protection agreement could limit our ability to sell or otherwise dispose of certain properties.

In connection with the formation transactions related to our initial public offering, our operating partnership entered into a tax protection agreement that provides that if we dispose of any interest in the protected initial properties in a taxable transaction prior to the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions, subject to certain exceptions and unless such obligation terminates sooner under the agreement, we will indemnify Pittman Hough Farms for its tax liabilities attributable to the built-in gain that exists with respect to such property interests as of the time of our initial public offering, and the tax liabilities incurred as a result of such tax protection payment. We also have agreed to use our best efforts to continue to comply with such obligations with respect to those properties subject to the seven-year protection period after the expiration of such period (unless such obligation otherwise was terminated under the agreement). In addition, we may enter into similar tax protection agreements in the future if we issue OP units in connection with the acquisition of properties. Therefore, although it may be in our stockholders' best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. Furthermore, for the protected initial properties that have an initial seven-year tax protection period, our best efforts obligation to Pittman Hough Farms significantly limits our ability to dispose of those properties after the initial seven-year tax protection period without payment of the tax indemnification amount to Pittman Hough Farms. Moreover, as a result of these potential tax liabilities, Mr. Pittman, who owns a 75% controlling interest in Pittman Hough Farms, may have a conflict of interest with respect to our determination as to these properties.

Our tax protection agreement may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreement, our operating partnership is required to provide Pittman Hough Farms the opportunity to guarantee debt or enter into deficit restoration obligations at both the consummation of the formation transactions related to our initial public offering and the completion of this offering (if needed) and upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the seventh anniversary of the completion of the formation transactions unless such obligation terminates sooner under the agreement. We also have agreed to use our best efforts to continue to provide such opportunities after the expiration of such seven-year period (unless such obligation otherwise was terminated under the agreement). If we fail to make such opportunities available, we will be required to deliver to Pittman Hough Farms a cash payment intended to approximate its tax liability resulting from our failure to make such opportunities available to Pittman Hough Farms and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist the members of Pittman Hough Farms in deferring the recognition of taxable gain as a result of and after the formation transactions, and we may agree to similar provisions in the future if we issue OP units in connection with the acquisition of properties. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

Our Board of Directors may change our strategies, policies and procedures without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment, financing, leverage and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations, are determined exclusively by our Board of Directors, and may be amended or revised at any time by our Board of Directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations and cash flow.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event that we take certain actions which are not in our stockholders' best interests.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner that he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under the MGCL, directors are presumed to have acted with this standard of care. As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter and bylaws obligate us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. We also have entered into indemnification agreements with our officers and directors granting them express indemnification rights. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter, bylaws and indemnification agreements or that might exist for other public companies.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our senior management and may prevent a change in control of our company that is in the best interests of our stockholders. Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our senior management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Our operating partnership may issue additional OP units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and could have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of December 31, 2014, we owned approximately 79.9% of the outstanding OP units in our operating partnership (on a fully diluted basis). We may, in connection with our acquisition of properties, as compensation or otherwise, issue additional OP units. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because our common stockholders will not directly own OP units, they will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

U.S. Federal Income Tax Risks

Failure to qualify as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We have not yet elected to be taxed as a REIT. We intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2014. To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to determine that it is not in our best interest to qualify as a REIT or revoke our REIT election, which it may do without stockholder approval.

If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. In addition, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution because of the additional tax liability. In addition, distributions would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to you.

To qualify as a REIT and to avoid the payment of U.S. federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets to make distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets in order to distribute enough of our taxable income to qualify or maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes.

Future sales of properties may result in penalty taxes or may be made through TRSs, each of which would diminish the return to you.

It is possible that one or more sales of our properties may be "prohibited transactions" under provisions of the Code. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale for the production of rental income. It is entirely possible that a future sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS. Though a sale of such property by a TRS likely would mitigate the risk of incurring a 100% penalty tax, the TRS itself would be subject to regular corporate income tax at the U.S. federal level, and potentially at the state and local levels, on the gain recognized on the sale of the property as well as any income earned while the property is operated by the TRS. Such tax would diminish the amount of proceeds from the sale of such property ultimately distributable to you. Our ability to use TRSs in the foregoing manner is subject to limitation. Among other things, the value of our securities in TRSs may not exceed 25% of the value of our assets and dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, generally may not exceed 25% of our gross income with respect to such year. No assurances can be provided that we would be able to successfully avoid the 100% penalty tax through the use of TRSs.

In addition, if we acquire any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a merger or other transaction in which we acquire a basis in the asset determined by reference either to the C corporation's basis in the asset or to another asset, we will pay tax, at the highest U.S. federal corporate income tax rate, on any built-in gain recognized on a taxable disposition of the asset during the 10-year period after its acquisition. As a result of the manner in which we acquired the Hudye Farm, a subsequent taxable disposition by us of any such assets generally would be subject to the foregoing built-in gain rules.

In certain circumstances, we may be subject to U.S. federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify as a REIT, we may be subject to U.S. federal income taxes or state taxes. As discussed above, net income from a "prohibited transaction" will be subject to a 100% penalty tax and built-in gain recognized on the taxable disposition of assets acquired from C corporations in certain non-taxable transactions will be subject to tax at the highest applicable U.S. federal corporate income tax rate. To the extent we satisfy the distribution requirements applicable to REITs, but distribute less than 100% or our taxable income, we will be subject to U.S. federal income tax at regular corporate rates on our undistributed income. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

The ability of our Board of Directors to revoke or otherwise terminate our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income at regular corporate rates and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

If our operating partnership were classified as a "publicly traded partnership" taxable as a corporation for U.S. federal income tax purposes, we would fail to qualify as a REIT and would suffer other adverse tax consequences.

We intend for our operating partnership to be treated as a "partnership" for U.S. federal income tax purposes. If the IRS were to successfully challenge the status of our operating partnership as a partnership, our operating partnership generally would be taxable as a corporation. In such event, we likely would fail to qualify as a REIT for U.S. federal income tax purposes, and the resulting corporate income tax burden would reduce the amount of distributions that our operating partnership could make to us. This would substantially reduce the cash available to pay distributions to our stockholders.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier than we wish.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to forego or liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

You may be restricted from acquiring or transferring certain amounts of our common stock.

Certain provisions of the Code and the stock ownership limits in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities. In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our stock.

Our charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such ownership limit would result in our failing to qualify as a REIT.

Dividends paid by REITs generally do not qualify for the favorable tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income paid to U.S. stockholders that are individuals, trusts and estates currently is 20%. Dividends paid by REITs generally are not eligible for such maximum tax rate. Although the favorable tax rates applicable to qualified dividend income do not adversely affect the taxation of REITs or dividends paid by REITs, such favorable tax rates could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Legislative or regulatory action with respect to taxes could adversely affect the returns to our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the U.S. federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Risks Related to the Market for Our Common Stock

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our board of directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

We are an "emerging growth company," and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

In April 2012, President Obama signed into law the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for "emerging growth companies," including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be until December 31, 2019, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

•	provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•	comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;

•

comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	hold stockholder advisory votes on executive compensation.

We cannot predict if investors will find shares of our common stock less attractive because we will not be subject to the same reporting and other requirements as other public companies. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for our common stock, and the per share trading price of our common stock could decline and may be more volatile.

The market price and trading volume of our common stock may be highly volatile and low, respectively.

The stock markets, including the NYSE MKT, on which our common stock is listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this "Risk Factors" section of this Annual Report and others such as:

•	actual or anticipated variations in our quarterly results of operations or dividends;

•	changes in our funds from operations or earnings estimates;

•	changes in government regulations or policies affecting our business or the farming business;

•	publication of research reports about us or the real estate or farming industries;

•	sustained decreases in agricultural commodity and crop prices;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualifications and requirements;

•	low trading volume of our stock; and

•	general market and economic conditions.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management's attention and resources, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow and the per share trading price of our common stock.

The number of shares of our common stock available for future issuance or sale may have adverse effects on the market price of our common stock.

As of December 31, 2014, approximately 7.7 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report, other than the OP units held by us, approximately 1.9 million OP units in our operating partnership were outstanding, which are redeemable at the option of the holders beginning in April 2015, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have agreed to register the shares issuable upon redemption of the OP units so that such shares will be freely tradable under the securities laws.

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The per share trading price of our common stock may decline significantly when we register the shares of our common stock issuable upon redemption of outstanding OP units.

Future offerings of debt, which would be senior to our common stock upon liquidation, preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, and OP units in connection with future acquisitions may materially adversely affect us, including the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our operating partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will be entitled to receive payments prior to distributions to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us. In addition, the issuance of OP units in connection with future acquisitions and the redemption of such OP units for common stock may be dilutive to our stockholders and could have an adverse effect on the per share trading price of our common stock.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock, and such effects could be significant. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3. Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE MKT, under the symbol “FPI.”  Below is a summary of the high and low prices of our common stock for each quarterly period since April 10, 2014, the date our common stock began trading on the NYSE MKT, and the cash distributions per share declared by us with respect to each period.

	High	Low	Distributions Declared
April 10, 2014 – June 30, 2014 (1)	$14.00	$12.20	$0.105
July 1, 2014 – September 30, 2014	$13.63	$10.56	$0.105
October 1, 2014 – December 31, 2014	$11.40	$9.48	$0.116

(1)	We completed an initial public offering of shares of our common stock on April 10, 2014.

On December 31, 2014 and February 27, 2015, the closing price of our common stock as reported on the NYSE MKT was $10.41 and $11.21, respectively.

Stock Performance Graph

The following graph compares the total shareholder return of our common shares against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the SNL Financial REIT Index, or the SNLUS REITs for the period from April 16, 2014, the date of the initial listing of our common shares on the NYSE MKT to December 31, 2014.

		Period Ending
Index	04/10/14	04/30/14	05/30/14	06/30/14	07/31/14	08/29/14	09/30/14	10/31/14	11/28/14	12/31/14
Farmland Partners Inc.	100.00	99.79	93.57	94.36	85.14	83.48	79.99	75.33	80.64	76.54
S&P 500	100.00	102.82	105.24	107.41	105.93	110.17	108.62	111.28	114.27	113.98
SNL US REITs < $250M Implied Cap	100.00	100.28	101.25	104.63	102.54	105.02	103.12	103.26	109.25	106.55

Distribution Information

Since our initial quarter as a publicly traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

Our ability to make distributions in the future will depend upon our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see "Risk Factors." Any future distributions will be authorized by our Board of Directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to qualify and maintain our qualification as a REIT. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distribution.

In order to qualify as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under applicable U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid any U.S. federal income tax liability on our income and the 4% nondeductible excise tax. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax.

We anticipate that, from time to time, our distributions will exceed our then current and accumulated earnings and profits for the relevant taxable year, as determined for U.S. federal income tax purposes, due to non-cash expenses such as certain stock-based compensation and depreciation and amortization. Therefore, a portion of our distributions may represent a return of capital for U.S. federal income tax purposes. The extent to which our distributions exceed our current and accumulated earnings and profits may vary substantially from year to year. To the extent a distribution is treated as a return of capital for U.S. federal income tax purposes, it will reduce a stockholder's adjusted tax basis in the holder's shares and, to the extent it exceeds the holder's adjusted tax basis, will be treated as gain resulting from a sale or exchange of such shares. As a result, the gain (or loss) recognized on a sale of that common stock or upon our liquidation would be increased (or decreased) accordingly.

Stockholder Information

As of March 2, 2015, there were approximately ten holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of March 2, 2015, there was one holder (other than our company) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 29, 2014, the Board approved a program to repurchase up to $10 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company expects to fund repurchases under the program using cash on its balance sheet. As of December 31, 2014, the Company had not made any repurchases under the share repurchase program.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publically	Purchased
		Average	Announced	Under the Share
	Total Shares	Price Paid	Plans or	Repurchase
	Purchased	per Share	Programs	Program
October 1, 2014 - October 31, 2014	—	—	—	$10,000,000
November 1, 2014 - November 30, 2014	—	—	—	10,000,000
December 1, 2014 - December 31, 2014	—	—	—	10,000,000
Total	—	—	—	$10,000,000

Item 6. Selected Financial Data.

The following selected financial data as of and for the years ended December 31, 2014 and 2013 is derived from our audited combined consolidated financial statements.  The data should be read in conjunction with, and is qualified in it entirety by reference to, our combined consolidated financial statements and notes thereto, included elsewhere in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this report.

	As of and for the years ended
	December 31,
	2014	2013	2012
Operating Data
Total operating revenues	$4,218,125	$2,350,025	$2,123,116
Net (loss) income	$(671,297)	$34,172	$586,352
Per Share Data
Basic and diluted net loss available to common stockholders	$(0.15)	$—	$—
Distributions declared per common share	$0.33	$—	$—
Basic and diluted weighted average common shares outstanding	4,264,906	—	—
Supplemental Data
EBITDA (1)	$1,029,441	$1,525,013	$1,872,906
Adjusted EBITDA (1)	$2,655,037	$1,525,270	$1,887,445
FFO (1)	$(342,721)	$182,719	$710,928
AFFO (1)	$1,282,875	$182,976	$725,467
Balance Sheet Data
Total assets	$201,023,207	$39,669,676	$36,913,823
Total liabilities	117,497,367	44,392,598	36,580,455
Total equity (deficit)	$83,525,840	$(4,722,922)	$333,368

(1)

For definitions and reconciliations of net income to earnings before interest, taxes, depreciation and amortization, or EBITDA, Adjusted EBITDA, funds from operations, or FFO, and Adjusted FFO, or AFFO, as well as a statement disclosing the reasons why our management believes that EBITDA, Adjusted EBITDA, FFO and AFFO provide useful information to investors and, to the extent material any additional purposes for which our management uses such measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of December 31, 2014, our portfolio consisted of 87 farms in Illinois, Nebraska, Colorado, Arkansas, South Carolina, Mississippi, Louisiana and Kansas, totaling approximately 46,460 acres. The substantial majority of our farms are devoted to primary crops, such as corn, soybeans, rice and wheat, because we believe primary crop farmland is likely to provide attractive risk-adjusted returns over time through a combination of stable rental income generation and value appreciation.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries.

We succeeded to the operations of our predecessor, FP Land LLC, a Delaware limited liability company (“FP Land” or our “Predecessor”) upon completion of the underwritten initial public offering of 3,800,000 shares of our common stock (the “IPO”) on April 16, 2014. Concurrently with the completion of the IPO, FP Land merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). As consideration for the FP Land Merger, the Operating Partnership issued 1,945,000 OP units to Pittman Hough Farms LLC (“Pittman Hough Farms”), which was the sole member of FP Land and is 75% owned by Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer. As a result of the FP Land Merger, the Operating Partnership acquired the 38 farms and three grain storage facilities owned indirectly by our Predecessor and assumed the ownership and operation of our Predecessor’s business.

As of December 31, 2014, we owned 79.9% of the OP units in the Operating Partnership.

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, as amended, commencing with our short taxable year ended December 31, 2014.

Recent Developments

Completed Acquisitions

Since the completion of the IPO, we have completed 33 acquisitions, which are described in further detail below. Twenty of these completed acquisitions are in geographic areas in which we had limited or no prior presence (High Plains, Mississippi Delta and the Southeast).  We also diversified our crop exposure with significantly more wheat (a crop to which we previously had only nominal exposure), cotton and rice.

			Total
		Date	approximate	Purchase
Acquisitions	Location	acquired	acres	price
Erker (5 farms)	Kit Carson, CO	5/30/2014	3,171	$7,644,339
Hudye (11 farms) (1)	Kit Carson and Cheyenne, CO and Sherman and Logan, KS	6/12/2014	12,500	24,500,000
Broadwater	Morrill, NE	7/1/2014	640	1,040,666
Ruder	Yell, AR	9/24/2014	667	2,705,800
Bonita Brake	Morehouse, LA	10/15/2014	1,088	5,151,505
Davis	Richland Parish, LA	10/16/2014	885	3,867,500
Ballymore	Yell, AR	10/24/2014	1,281	4,600,000
Stonington Smith	Baca, CO	10/29/2014	1,308	3,925,031
Proventus	Sunflower, MS	11/21/2014	1,964	6,786,445
Prague	Butler, NE	11/21/2014	80	345,958
Crow	Yell, AR	12/1/2014	668	2,316,000
Vendome	Jackson, AR and Craighead, AR	12/3/2014	1,505	7,200,080
Beck	Merrick, NE	12/8/2014	161	1,128,437
Otterpohl	Merrick, NE	12/8/2014	162	1,013,546
Kropatsch	Polk, NE	12/8/2014	80	774,371
Jarecki	Polk, NE	12/8/2014	160	1,641,886
Tindall	Polk, NE	12/8/2014	160	1,313,599
Fadschild	Butler, NE	12/11/2014	155	1,684,700
Carruthers	Phillips, CO	12/12/2014	160	1,140,291
Reimer	Phillips, CO	12/12/2014	162	1,096,414
Hoffner	Yuma, CO	12/12/2014	320	1,891,030
Long Prairie	Lonoke, AR	12/15/2014	518	2,110,047
Jackson	Prairie, AR and White, AR	12/15/2014	1,472	5,484,707
Taylor	Chase, NE	12/15/2014	770	2,477,592
Diantha West	Jefferson, AR	12/17/2014	712	3,429,822
Jacoby	Yuma, CO	12/18/2014	160	996,664
Justice (7 farms) (2)	Clarendon, Lee, Marion and Sumter, SC	12/22/2014	6,818	27,599,641
Mentink	Polk, NE	12/22/2014	160	560,886
Garrott	Woodruff, AR	12/23/2014	1,275	3,428,806
Swarek	Quitman, MS	1/14/2015	850	3,506,100
Stonington-Bass	Baca, CO	2/18/2015	997	2,079,000
Benda Butler	Butler, Nebraska	2/24/2015	73	604,406
Benda Polk	Polk, Nebraska	2/24/2015	123	859,250
			41,205	$134,904,519

We received rent for 2014 in its entirety, without proration, on the Erker, Hudye, Ruder, Ballymore and Broadwater farm acquisitions.  We received pro rata rent for 2014 on the Davis, Bonita Brake, Vendome, Diantha West and Long Prairie farm acquisitions, based on the date of acquisition.  For the other acquisitions, we received no rent for 2014 due to the timing of closing.

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

(2)

On December 22, 2014, the Company acquired the Justice farm.  In conjunction with the allocation of the purchase price, the Company allocated $185,000 to the value of harvestable timber.  The value of the timber has been included in other assets at December 31, 2014.

Properties under Contract

We have entered into purchase agreements with unrelated third parties to acquire the following farms:

		Total
		approximate	Purchase
Acquisitions	Location	acres	price
Cypress Bay Farm	Bamberg, SC	502	$2,250,000
Bobcat Farm	St. Francis, AR	934	3,024,750
		1,436	$5,274,750

These acquisitions are expected to close in the first quarter of 2015, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Follow-on Equity Offering

We completed an underwritten public offering on July 30, 2014, pursuant to which we sold 3,717,472 shares of common stock at an offering price of $12.50 per share and generated gross proceeds of approximately $46.5 million. We received net proceeds from the offering of approximately $43.3 million after deducting the underwriting discounts and commissions and other offering expenses payable by us. We used the net proceeds from the offering to fund acquisitions in 2014.

Financing Activity

On August 22, 2014, the Company and the Operating Partnership entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser, regarding a secured note purchase facility (the “Farmer Mac Facility”) that initially provided for borrowings up to an aggregate principal amount of $30.0 million. On December 22, 2014, we amended the Farmer Mac Facility to increase the facility’s maximum borrowing capacity to $150.0 million.  As of December 31, 2014, the Company had $81.1 million outstanding under the Farmer Mac Facility.  See “Liquidity and Capital Resources” for further details of regarding the current year issuances.

Termination of Shared Services Agreement

On February 9, 2015, the Company terminated the shared services agreement with American Agriculture Corporation.  The termination was effective December 31, 2014.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many annual crops, and particularly corn, experienced significant declines in 2014, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time.

Demand

We expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for primary crops will continue to grow to keep pace with global population growth, which we anticipate will lead to either higher prices or higher yields for primary crops and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long-term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. According to the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050, a 45.5% increase from 2005-2007 levels and two-and-a-half times the 423 million tons of grain produced in the United States in 2012.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long-term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long-term, could impact our rental revenues and our results of operations. However, the success of our business strategy is not dependent on growth in demand for biofuels and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary crops over the long-term.

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years.  Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, a 4.3% increase. In comparison, world population is expected to grow over the same period to 9.5 billion, a nearly 38% increase. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

Conditions in Our Existing Markets

The market for farmland is dominated by buyers who are existing farm owners and operators. As a result of increasing commodity prices and the relatively low return on alternative investments, farmland values in many agricultural markets have increased in recent years and capitalization rates have decreased. Although farmland prices may show a decline from time to time, we do not expect a major long-term reduction in farmland values, and believe any reduction in land values is likely to be short-lived as global demand for food and agricultural commodities continues to outpace supply. On the other hand, we do not expect farmland values to continue to rise as rapidly as they have in recent years. We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will continue to compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over more acres. Furthermore, because it is generally customary in the farming industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods when profitability is higher. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in close proximity to their existing operations when they arise, even when the farmer anticipates lower current returns or short-term losses. In addition, because many farmers both own farmland and rent additional farmland from other landowners, we believe that many farmers will choose to subsidize losses on rented land during periods of lower profitability with relatively higher profits generated by land that they own and that has comparatively lower fixed costs.

Lease Expirations

Farm leases are often short-term in nature.  Our portfolio as of December 31, 2014 has the following lease expirations as a percentage of approximate acres leased and annualized minimum cash rents:

		% of		% of
	Approximate	approximate	Annualized	annualized
Year Ending December 31,	acres	acres	cash rents	cash rents
2015	6,434	16.6%	$1,614,503	20.7%
2016	22,629	58.3%	4,079,587	52.2%
2017	8,230	21.2%	1,887,032	24.1%
2018	1,525	3.9%	235,000	3.0%
	38,818	100.0%	$7,816,122	100.0%

We are currently negotiating leases on 2,556 acres, have 6,591 acres which have lease payments based on a percentage of farming revenues or crops and have 563 acres which will be leased to our taxable REIT subsidiary, which are not included in the table above.  We expect market rents in the coming year to be consistent with expiring rents.

Rental Revenues

Our revenues are generated from renting farmland to operators of farming businesses. Primary crop farmland leases typically have terms of between one and three years. Our leases have terms ranging from one to five years.  Although our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

The leases for the majority of the properties in our portfolio provide that tenants must pay us 100% of the annual rent in advance of each spring planting season.  As a result, we expect to collect 100% of the annual rent in the first calendar quarter of each year for the majority of the farms in our portfolio.  We believe our use of leases pursuant to which 100% of the annual rent is payable in advance of each spring planting season substantially mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.

Expenses

All of the leases for our portfolio are, and we expect that substantially all of the leases for farmland we acquire in the future will be, structured in such a way that we are responsible for major maintenance, insurance and taxes (which are generally reimbursed to us by our tenants) while our tenant is responsible for minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. As the owner of the land, we generally only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities or other typical physical structures. In cases where capital expenditures are necessary, we typically seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also incur the costs associated with maintaining liability and casualty insurance.

We incur costs associated with running a public company, including, among others, costs associated with employing our personnel and compliance costs. We incur costs associated with due diligence and acquisitions, including, among others, travel expenses, consulting fees (including fees under the Consulting Agreement with Jesse J. Hough) and legal and accounting fees. We also incur costs associated with managing our farmland. The management of our farmland, generally, is not labor or capital intensive because farmland generally has minimal physical structures that require routine inspection and maintenance, and our leases, generally, are structured to require the tenant to pay many of the costs associated with the property.  Furthermore, we believe that our platform is scalable, and we do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time. Rather, we expect that as we continue to add additional farmland to our portfolio, we will be able to achieve economies of scale, which will enable us to reduce our operating costs per acre.

Crop Prices

Our exposure to short-term crop price declines is limited. The lease agreements with some of our tenants provide for a rent determined as a percentage of the farm’s gross proceeds, but even in those cases our downside is generally limited by crop insurance, hedging, or a minimum rent. In addition, the impact of weaker crop prices is often offset by the higher crop yields that generally accompany lower crop prices.

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many annual crops, and particularly corn, experienced significant declines in 2014, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for annual crops represented a correction to historical norms (adjusted for inflation) and that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

Real Estate Acquisitions

We account for all acquisitions in accordance with the business combinations standard. When an acquisition involves a sale-lease back transaction with newly originated leases entered into with the seller, the Company accounts for the transaction as an asset acquisition and capitalizes the transaction costs incurred in connection with the acquisition. When the Company acquires farmland that was previously operated as a rental property, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations as incurred.  We account for acquisitions other than sale-leaseback transactions as business combinations if there is a lease in place at acquisition or crops are being produced.  Otherwise, acquisitions with no lease in place or crops being produced are accounted for as asset acquisitions.  Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land as if it were unimproved. The Company values improvements, including grain facilities, at replacement cost as new adjusted for depreciation. Management’s estimates of land value are made using a comparable sales analysis. Factors considered by management in its analysis include soil types and water availability, the sale prices of comparable farms, and the replacement cost and residual useful life of land improvements. Management’s estimates of groundwater value are made using historical information obtained regarding the applicable aquifer.  Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource.  If the aquifer is a replenishing resource, no value is allocated to the groundwater.  The Company has not previously acquired properties subject to above or below market leases. If above and below market leases are acquired, the Company will value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

As of December 31, 2014 and December 31, 2013, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

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

We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 10-25 years for grain facilities, 3-40 years for irrigation improvements, 3-50 years for groundwater, 7-40 years for other acquired assets and 27-65 years for drainage improvements. We periodically evaluate the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

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

The leases in the period ended December 31, 2014 had terms ranging from one to five years with no renewal options or rent escalations. The majority of the Company’s leases provide for a fixed cash rent payment.  Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, the Company may receive a partial rent payment or no rent payment at all.

Certain of our leases provide for a rent payment determined as a percentage of the gross farm proceeds or a percentage of harvested crops.  Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds is recognized upon notification from the grain facility that grain has been delivered in the Company’s name or when the tenant has notified the Company of the total amount of gross farm proceeds.

Tenant reimbursements include reimbursements for real estate taxes that tenants pay in accordance with the terms of the lease.  Taxes paid by the Company and their subsequent reimbursement are recognized under property operating expenses as incurred and tenant reimbursements as earned or contractually due, respectively.

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

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, the Company evaluates the required holding period, generally 5-10 years, and determines if they have the ability and intent to hold the underlying assets for the necessary holding period.  If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability will be recorded with respect to the built-in gain.

Adoption of New or Revised Accounting Standards

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. The standard requires prospective application and became effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the year ended December 31, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted.

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	For the Years Ended December 31,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Rental income	$3,970,461	$2,350,025	$1,620,436	69.0%
Tenant reimbursements	247,664	—	247,664	NM
Total operating revenues	4,218,125	2,350,025	1,868,100	79.5%

OPERATING EXPENSES
Depreciation and depletion	328,576	148,547	180,029	121.2%
Property operating expenses	248,643	37,535	211,108	562.4%
Acquisition and due diligence costs	193,296	257	193,039	75,112.5%
General and administrative expenses	2,275,426	155,126	2,120,300	1,366.8%
Legal and accounting	615,339	632,094	(16,755)	(2.7)%
Total operating expenses	3,661,280	973,559	2,687,721	276.1%
OPERATING INCOME	556,845	1,376,466	(819,621)	(59.5)%

OTHER (INCOME) EXPENSE:
Gain on sale of easement	(144,020)	—	(144,020)	NM
Interest expense	1,372,162	1,342,294	29,868	2.2%
Total other (income) expense	1,228,142	1,342,294	(114,152)	(8.5)%

NET (LOSS) INCOME	$(671,297)	$34,172	$(705,469)	(2,064.5)%

NM = Not Meaningful

Our rental income for the periods presented was impacted by 29 acquisitions made during the year ended December 31, 2014 and one acquisition made during the year ended December 31, 2013. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented excludes the 29 acquisitions of which, included 49 farms in 2014 and the Smith farm, which was acquired in June 2013.

Total rental income increased approximately $1.6 million, or 69.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily resulting from the completion of 29 acquisitions during 2014, 19 of which were completed in December.  For the year ended December 31, 2014, the average annual cash rent for the entire portfolio decreased to $179 per acre from $326 per acre in 2013.  The decrease in average annual cash rent per acre is a result of an emphasis of our acquisition activity on farmland characterized by lower price and rent per acre than the pre-existing portfolio.  As a result of completing 19 acquisitions in December 2014, we do not have leases in place for all properties and did not receive rental income on the majority of the properties acquired in the fourth quarter of 2014.

Rental income for the same-property portfolio increased $265,554, or 11.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of average annual cash rent for the same-property portfolio increasing to $365 per acre for the year ended December 31, 2014 from $327 per acre in 2013.

We received full year rent payments of approximately $2.7 million and a full year rent payment of $25,850 for the years ended December 31, 2014 and 2013, respectively, under lease agreements entered into in connection with farms acquired during the respective periods.

In 2013, all but two of our leases required the tenants to directly pay all expenses incurred during the lease term in connection with the leased farms, including property taxes and maintenance.  In 2014,  leases that provide for tenant payment of property taxes, require the tenant to reimburse us for the amount we will pay in 2015.  We accrued the expected tenant reimbursements for the year ended December 31, 2014, which are expected to be paid in 2015.  Additionally, the tenants on the Hudye farms were required to reimburse us $18,595 for the 2013 taxes payable in 2014.  As a result, tenant reimbursements increased $247,664 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, and property operating expenses increased $211,108 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Depreciation and depletion expense increased $180,029, or 121.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of our investments in irrigation equipment as well as increased depreciation related to the $127.8 million in acquisitions completed during 2014, of which $10.0 million related to depreciable assets.

Acquisition and due diligence costs increased $193,039 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of $114,000 in costs directly related to the six business combinations completed in 2014, $69,569 in costs directly related to asset acquisitions that were abandoned and due diligence efforts on other prospective business combinations.

General and administrative expenses increased approximately $2.1 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The increase in general and administrative expenses was a result largely of the beginning of our operations as an independent, publicly traded company and our subsequent rapid growth and more specifically, $648,000 increase in employee compensation as we did not have any employees prior to the IPO, $124,000 incurred related to the shared services agreement with Pittman Hough Farms, $53,000 incurred related to a consulting agreement entered into on April 16, 2014, $680,540 in amortization of restricted stock granted in conjunction with the IPO, $255,000 in costs incurred as a result of becoming a public company, Board of Directors expenses of $205,000, travel costs of $68,000 and $220,000 in professional fees FP Land agreed to reimburse Pittman Hough Farms prior to the completion of the IPO.

Legal and accounting expenses decreased $16,755 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. In 2014, the Company incurred $507,000 in audit and accounting fees and $78,000 in legal fees, as a result of becoming a public company.  In 2013, the Company incurred $620,000 related to the preparation of financial statements for use in connection with the IPO.

Gain on sale of easement was $144,020 for the year ended December 31, 2014.  In 2014, the Company entered into a transmission easement with a power company in Illinois for $144,020.

Interest expense increased by $29,868, or 2.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of an increase in interest related to the Farmer Mac financing of $239,000 and an increase in the amortization of deferred financing fees of $80,000, which was offset by interest savings of $269,000 as a result of repaying $12.2 million in outstanding debt.  Additionally, we expect interest expense to increase in future periods as a result of existing issuances, and to the extent we make additional issuances, under the Farmer Mac Facility.  As of December 31, 2014, we had $81.1 million outstanding under the Farmer Mac Facility.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

	For the Years Ended December 31,
	2013	2012	$ Change	% Change
OPERATING REVENUES:
Rental income	$2,350,025	$1,975,787	$374,238	18.9%
Tenant reimbursements	—	147,329	(147,329)	(100.0)%
Total operating revenues	2,350,025	2,123,116	226,909	10.7%

OPERATING EXPENSES
Depreciation and depletion	148,547	124,576	23,971	19.2%
Property operating expenses	37,535	185,621	(148,086)	(79.8)%
Acquisition and due diligence costs	257	14,539	(14,282)	(98.2)%
General and administrative expenses	155,126	50,050	105,076	209.9%
Legal and accounting	632,094	—	632,094	NM
Total operating expenses	973,559	374,786	598,773	159.8%
OPERATING INCOME	1,376,466	1,748,330	(371,864)	(21.3)%

OTHER EXPENSE:
Interest expense	1,342,294	1,161,978	180,316	15.5%
Total other expense	1,342,294	1,161,978	180,316	15.5%

NET INCOME	$34,172	$586,352	$(552,180)	(94.2)%

NM = Not Meaningful

Our operating revenues for the periods presented were impacted by acquisitions made during the years ended December 31, 2013 and 2012. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the annual periods presented includes all properties other than Smith, Zeagers, Symond, McFadden MD, McFadden SC, Kelly and Beckerdite.

Total operating revenues increased $226,909, or 10.7%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily as a result of an increase in average annual rent for the entire portfolio from $292 per acre in 2012 to $321 per acre for 2013, as well as rental income from farms acquired during the year ended December 31, 2012. Rental income for the same-property portfolio increased $176,674, or 9.1%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of average annual rent for the same-property portfolio increasing to $320 per acre for 2013 from $294 per acre for 2012.

In 2013, all but two of our leases required the tenants to directly pay all expenses incurred during the lease term in connection with the leased farms, including property taxes and maintenance, rather than reimburse the Company for those expenses. As a result, tenant reimbursements decreased $147,329, or 100%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012 when for the same reason we were reimbursed for property taxes by our tenants. Property operating expenses decreased $148,086, or 79.8%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Depreciation expense increased $23,971, or 19.2%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of our investments in irrigation equipment.

Acquisition and due diligence costs decreased $14,282, or 98.2%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of decreased acquisition activity during the year ended December 31, 2013.

General and administrative expenses increased $105,076 for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  The increase in general and administrative expenses was a result of $75,000 in professional fees incurred on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO and $25,011 in travel related costs incurred in connection with the IPO.

Legal and accounting expenses increased $632,094 during the year ended December 31, 2013, as compared to the year ended December 31, 2012, largely as a result of $620,000 in audit fees incurred in 2013 related to the preparation of financial statements for use in connection with the IPO.

Interest expense increased by $180,316, or 15.5%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of an increase in indebtedness and an increase in the amortization of loan fees incurred in connection with the additional indebtedness.

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

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of cash primarily will be operating cash flows and borrowings, including borrowings under the Farmer Mac Facility.

We intend to utilize the Farmer Mac Facility, which has a maximum borrowing capacity of $150 million, to help fund future acquisitions.  As of December 31, 2014, we had $81.1 million outstanding under the Farmer Mac Facility and had $68.9 million of remaining capacity, subject to availability of qualifying collateral.  As of December 31, 2014, we have $8.0 million of real property valued according to the criteria set forth in the agreement with Farmer Mac, with an effective loan to value of 60% that could be collateralized against the Farmer Mac Facility.  As a result of paying off the Tindall, Beck and Mentink notes on January 15, 2015, totaling $2.0 million, we have $11.3 million of unencumbered real property, which could be collateralized against the Farmer Mac Facility.

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

The Multi-Property Loan (i) has a maturity date of March 6, 2016, with respect to $30 million of the loan, and June 28, 2016, with respect to the balance, (ii) bears interest at a rate per annum equal to the one-month LIBOR plus 2.59%, but in any event not less than a rate per annum of 2.80%, and (iii) requires us to make quarterly interest payments on the 30th day of each calendar quarter and principal payments of $1,000,000 on each of March 6, 2015 and March 6, 2016, and $26,000 on each of June 16, 2015 and June 16, 2016.

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

In connection with the Loan Agreement, two wholly owned subsidiaries of the Operating Partnership unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement. In addition, Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer, and Jesse J. Hough, our consultant, unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under the Loan Agreement.

Under the Loan Agreement, we are subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum debt to net worth ratio of 1.00 to 1.00 and a minimum debt service coverage ratio of 1.25 to 1.00.  Each covenant will be measured annually at each year end.  Additionally, we are required to maintain a minimum balance of $500,000 during the term of the agreement.  We were not in compliance with these financial covenants at December 31, 2014; however, we subsequently obtained a waiver from First Midwest Bank for these events of default.  Additionally, on February 24, 2015, we amended the loan agreement to revise the financial covenants to be similar to those of the Farmer Mac Facility, as described in “Item 9B.  Other Information”.

Farmer Mac Facility

On August 22, 2014, we entered into the Bond Purchase Agreement with Farmer Mac and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured bond purchase facility that initially provided for borrowings up to an aggregate principal amount of $30.0 million. On December 22, 2014, we amended the Farmer Mac Facility to increase the facility’s maximum borrowing capacity to $150.0 million.

Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Each bond issued by the Operating Partnership is expected to have a three-year term and bear a fixed or floating interest rate to be determined at the time of each issuance based on then-current market rates. Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth. We were in compliance with all applicable covenants at December 31, 2014.

In connection with the Bond Purchase Agreement, on August 22, 2014, the Company and the Operating Partnership also entered into a pledge and security agreement (the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which the Company and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bond held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

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

On November 24, 2014, the Operating Partnership issued a $10.7 million, interest-only bond under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.50%.

On December 17, 2014, the Operating Partnership issued a $13.4 million, interest-only bond under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.50%.

On December 22, 2014, the Operating Partnership issued a $30.9 million, interest-only bond under the Farmer Mac Facility. The note has a three-year term and has a fixed interest rate of 2.56%.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012

Net cash provided by operating activities	$1,782,581	$23,619	$774,968
Net cash used in investing activities	$(126,296,311)	$(1,649,415)	$(4,250,943)
Net cash provided by financing activities	$158,232,091	$1,600,646	$3,495,128

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

As of December 31, 2014, we had $33,736,166 of cash and cash equivalents compared to $17,805 at December 31, 2013.

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately $1.8 million, primarily as a result of receiving $5.3 million in cash rents for the year ended December 31, 2014, of which $1.4 million was included in deferred revenue at year end, as compared to $1.9 million in cash rents for the year ended December 31, 2013, an increase in costs as a result of becoming a public company of $857,000, an increase in acquisition and due diligence costs of $193,000, an increase in employee compensation paid of $648,000, cash received from the sale of an easement and the anticipated return of a deposit made in the fourth quarter of 2014. Other significant changes to note are as follows: (1) increased payments of $70,000 to acquire other operating assets, primarily prepaid insurance and other annual public company costs, and (2) a decrease in cash paid for interest of $368,000, during the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of the timing of interest payments on the current indebtedness and the payoff of $12.3 million of outstanding indebtedness in 2014.

Cash Flows from Investing Activities

Net cash used for investing activities increased approximately $124.7 million as compared to the year ended December 31, 2013, primarily as a result of acquiring 49 farms in 2014 for aggregate consideration of $125,8 million , net of $1,000 cash acquired and $2.0 million in seller carry notes.  The Company has also made deposits on four additional farms of $420,000.

Cash Flows from Financing Activities

Net cash provided by financing activities increased approximately $156.6 million primarily as a result of $48.0 million of net proceeds from the IPO, which was completed on April 16, 2014, and $43.3 million of net proceeds from the Follow-on Offering, which was completed on July 30, 2014, partially offset by the repayment of $12.3 million in outstanding debt.  In addition, as a result of the completion of the formation transactions, the Company had a reduction in net distributions to non-controlling interest in operating partnership or net distributions to members of $5.2 million.  In addition, the Company issued five bonds totaling $81.1 million under the Farmer Mac Facility.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

As of December 31, 2013, we had $17,805 of cash and cash equivalents compared to $42,955 at December 31, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $751,349, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily related to the increased professional fees paid in 2013 of approximately $200,000, an increase in accounts receivable of $495,500 from Astoria Farms, our largest tenant, offset by an increase in rent of $374,238, and an increase in cash paid for interest of $274,699 related to the increase in indebtedness in the current year.

Cash Flows from Investing Activities

Net cash used for investing activities decreased approximately $2.6 million, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of a decrease in acquisition activity.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased approximately $1.9 million primarily because borrowings from mortgage notes payable increased $8.8 million, or 176.5%, and repayments increased $3.9 million, or 131.9%, during the year ended December 31, 2013, as compared to the year ended December 31, 2012, as a result of the refinancing of our then-largest outstanding loan.  The Company incurred financing fees of $175,398 during the year ended December 31, 2013, in connection with the refinancing of our largest outstanding loan.  The Company had net distributions of $5.1 million during the year ended December 31, 2013, compared to net contributions of $1.5 million during the year ended December 31, 2012, as a result of an increased use of indebtedness, rather than related-party working capital, to finance operations.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Principal Payments of
Long-Term Indebtedness	$3,050,300	$110,828,000	$-	$-	$113,878,300
Interest Payments on
Fixed-Rate Long-Term Indebtedness	2,017,126	4,034,252	-	-	6,051,378
Variable-Rate Long-Term Indebtedness	834,911	156,977	-	-	991,888
Total	$5,902,337	$115,019,229	$-	$-	$120,921,566

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

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

•

Real estate related acquisition audit fees.  A portion of the audit fees we incur is directly related to acquisitions, and varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  This exclusion also improves comparability of our results over each reporting period and of our company with other real estate operators.

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

•

Common shares fully diluted.  In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes shares of common stock, OP units and unvested restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company.

The following table sets forth a reconciliation of Net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(671,297)	$34,172	$586,352
Depreciation and depletion	328,576	148,547	124,576
FFO	(342,721)	182,719	710,928

Crop year adjusted revenue	566,760	—	—
Stock based compensation	680,540	—	—
Real estate acquisition related audit fees	185,000	—	—
Real estate related acquisition and due diligence costs	193,296	257	14,539
AFFO	$1,282,875	$182,976	$725,467

AFFO per diluted weighted average share data:

AFFO common shares	5,797,110
U.S. GAAP income (loss) per share	$(0.15)
Income available to non-controlling interest in Operating Partnership	0.03
Depreciation and depletion	0.06
Crop year adjusted revenue	0.10
Stock based compensation	0.12
Real estate acquisition related audit fees	0.03
Real estate related acquisition and due diligence costs	0.03
AFFO diluted weighted average per share	$0.22

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

For the year ended
December 31,
2014
Basic weighted average shares outstanding	4,264,906
Weighted average OP units on an as if converted basis	1,380,151
Weighted average unvested restricted stock	152,053
AFFO weighted average common shares	5,797,110

As of December 31, 2014, the Company has 9,676,755 shares of common stock outstanding on a fully diluted basis.

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

We further adjust EBITDA for certain additional items such as crop year adjusted revenue, stock based compensation, real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments see

AFFO adjustments discussed above) that we consider necessary to understand our operating performance. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

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

The following table sets forth a reconciliation of our net income (loss) to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the Years Ended December 31,
	2014	2013	2012
Net (loss) income	$(671,297)	$34,172	$586,352
Interest expense	1,372,162	1,342,294	1,161,978
Depreciation and depletion	328,576	148,547	124,576
EBITDA	$1,029,441	$1,525,013	$1,872,906

Crop year adjusted revenue	566,760	—	—
Stock based compensation	680,540	—	—
Real estate acquisition related audit fees	185,000	—	—
Real estate related acquisition and due diligence costs	193,296	257	14,539
Adjusted EBITDA	$2,655,037	$1,525,270	$1,887,445

Inflation

All of the leases for the farmland in our portfolio have one- to five-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including taxes, maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because our leases will be renegotiated every one to five years.  We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

At December 31, 2014, approximately $30.8 million, or 27%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.3 million per year. At December 31, 2014, LIBOR was approximately 16 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be impacted.

Item 8. Financial Statements and Supplementary Data

Our combined consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this report.

Remediation of the Material Weaknesses in Internal Controls over Financial Reporting

As previously disclosed in our Registration Statement on Form S-11, which became effective on April 10, 2014 (File No 333-193318), we concluded that, as of December 31, 2013, material weaknesses in our predecessor’s internal control over financial reporting existed, as our predecessor did not maintain a sufficient complement of qualified accounting personnel and an appropriate segregation of duties within the organization.  The material weakness resulted in audit adjustments to our predecessor’s financial statements.

In the fourth quarter of 2014, we completed our remediation activities and concluded that we have remediated the previously reported material weaknesses in our internal control over financial reporting.

During 2014, we implemented the following changes in our internal control over financial reporting to address previously reported material weaknesses and to enhance our overall financial control environment:

•	We hired additional qualified accounting personnel, and implemented an annual performance evaluation process.
•	We engaged an outside consultant to assist in the assessment of internal processes and development of controls and procedures.
•	We established monthly and quarterly internal closing procedures.
•	We established additional procedures and controls over critical accounting areas related to revenue recognition.
•	We established quarterly financial reporting and disclosure controls.
•	We implemented formal policies and procedures.
•	We developed processes for the documentation, review and approval of our purchase price allocation methodologies and final assessment.
•	We enhanced segregation of duties around the authorization, processing and recording of transactions.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2014, we made the following changes in our internal control over financial reporting, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We made enhancements to our monthly and quarterly internal closing procedures.
•	We made enhancements to our procedures and controls over critical accounting areas related to revenue recognition.
•	We made enhancements to our financial reporting and disclosure controls.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 11. Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-25.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-26 through F-30:

Schedule III—Combined Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 66, 67 and 68 of this report, which is incorporated by reference herein.

Exhibit Index

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S‑K).

Exhibit No.	Description of Exhibit
3.1	Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
10.1

Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP, dated April 16, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.2†	Farmland Partners Inc. 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)
10.3†	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
10.4†	Form of Restricted Stock Award Agreement for Directors. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
10.5†

Employment Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Paul A. Pittman. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.6†

Employment Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.7†

Consulting Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.8

Shared Services Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and American Agriculture Corporation. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.9

Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.10

Tax Protection Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.11

Representation, Warranty and Indemnity Agreement by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Paul A. Pittman and Jesse J. Hough. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.12

Merger Agreement by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Pittman Hough Farms LLC and FP Land LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.13

Right of First Offer Agreement by and between Farmland Partners Operating Partnership, LP and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.14

Right of First Offer Agreement by and between Farmland Partners Operating Partnership, LP and Paul A. Pittman. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

Exhibit No.	Description of Exhibit
10.15

Form of Lease Agreement by and between Farmland Partners Inc. and Astoria Farms / Hough Farms. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.16

Registration Rights Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.17

Amended and Restated Business Loan Agreement, dated April 16, 2014, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.18

Contract to Buy and Sell Real Estate, dated April 16, 2014, by and between Farmland Partners Inc. and Darren Erker and Jessica Erker. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A filed on July 22, 2014)

10.19

Contract Amendment Agreement, dated May 7, 2014, by and between Farmland Partners Inc. and Darren Erker and Jessica Erker. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11/A filed on July 22, 2014)

10.20

Stock Purchase Agreement, dated May 29, 2014, by and between Farmland Partners, Inc. and Benedict Hudye and Gregory Hudye. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11/A filed on July 22, 2014)

10.21

Amendment to Stock Purchase Agreement, dated June 11, 2014, by and between Farmland Partners, Inc. and Benedict Hudye and Gregory Hudye. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11/A filed on July 22, 2014)

10.22

Bond Purchase Agreement, dated as of August 22, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.23

Pledge and Security Agreement, dated as of August 22, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.24

Amendment No. 1 to the Bond Purchase Agreement, dated as of October 13, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2014)

10.25

Amendment No. 2 to the Bond Purchase Agreement, dated as of December 22, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2014)

10.26*

Real Estate Purchase Agreement by and among James C. Justice Companies, Inc., Ten Mile Bay, LLC and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of November 13, 2014.

10.27*

Amendment to Real Estate Purchase Agreement by and among James C. Justice Companies, Inc., Ten Mile Bay, LLC and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of December 18, 2014.

10.28*	Real Estate Purchase Agreement by and among Vendome Farming Corp and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of September 19, 2014.
10.29

First Amendment, dated February 24, 2015, to the Amended and Restated Business Loan Agreement, dated April 16, 2014, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2015)

21.1*	List of subsidiaries.
23.1*	Consent of PricewaterhouseCoopers, LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*    Filed herewith

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2015	FARMLAND PARTNERS INC.

	By:	/s/ Paul A. Pittman
Paul A. Pittman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman, President and Chief Executive Officer (principal executive officer)	March 2, 2015
Paul A. Pittman

/s/ Luca Fabbri	Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2015
Luca Fabbri

/s/ Jay Bartels	Director	March 2, 2015
Jay Bartels

/s/ Chris A. Downey	Director	March 2, 2015
Chris A. Downey

/s/ Joseph W. Glauber	Director	March 2, 2015
Joseph W. Glauber

/s/ Dean Jernigan	Director	March 2, 2015
Dean Jernigan

/s/ Darell D. Sarff	Director	March 2, 2015
Darell D. Sarff

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Farmland Partners Inc.

In our opinion, the combined consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Farmland Partners Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 2, 2015

Farmland Partners Inc.

Combined Consolidated Balance Sheets

as of December 31, 2014 and 2013

	December 31,
	2014	2013
ASSETS
Land, at cost	$152,294,899	$34,693,573
Grain facilities	2,650,607	2,563,415
Groundwater	5,004,942	—
Irrigation improvements	5,188,459	768,935
Drainage improvements	783,475	779,975
Other	570,574	—
Real estate, at cost	166,492,956	38,805,898
Less accumulated depreciation	(777,469)	(450,474)
Total real estate, net	165,715,487	38,355,424
Deposits	419,548	—
Cash	33,736,166	17,805
Deferred financing fees, net	364,893	133,734
Deferred offering costs	—	699,013
Accounts receivable	336,919	12,867
Accounts receivable, related party	182,763	450,833
Other	267,431	—

TOTAL ASSETS	$201,023,207	$39,669,676

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable	$113,878,300	$43,065,237
Dividends payable	1,122,504	—
Accrued interest	238,933	78,603
Accrued property taxes	241,221	—
Deferred revenue (See Note 2)	1,364,737	—
Accrued expenses	651,672	1,248,758
Total liabilities	117,497,367	44,392,598

Commitments and contingencies (See Note 7)

Equity
Common stock, $0.01 par value, 500,000,000 shares authorized; 7,731,755 and 1,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	75,175	10
Additional paid in capital	68,980,437	990
Retained deficit	(568,192)	—
Cumulative dividends	(2,130,218)	—
Members’ deficit	—	(4,723,922)
Non-controlling interest in operating partnership	17,168,638	—
Total equity (deficit)	83,525,840	(4,722,922)

TOTAL LIABILITIES AND EQUITY	$201,023,207	$39,669,676

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

	For the Years Ended December 31,
	2014	2013	2012
OPERATING REVENUES:
Rental income (See Note 2)	$3,970,461	$2,350,025	$1,975,787
Tenant reimbursements	247,664	—	147,329
Total operating revenues	4,218,125	2,350,025	2,123,116

OPERATING EXPENSES
Depreciation and depletion	328,576	148,547	124,576
Property operating expenses	248,643	37,535	185,621
Acquisition and due diligence costs	193,296	257	14,539
General and administrative expenses	2,275,426	155,126	50,050
Legal and accounting	615,339	632,094	—
Total operating expenses	3,661,280	973,559	374,786
OPERATING INCOME	556,845	1,376,466	1,748,330

OTHER (INCOME) EXPENSE:
Gain on sale of easement	(144,020)	—	—
Interest expense	1,372,162	1,342,294	1,161,978
Total other (income) expense	1,228,142	1,342,294	1,161,978
NET (LOSS) INCOME	(671,297)	34,172	586,352

Net loss attributable to non-controlling interests - operating partnership	103,105	—	—

Net (loss) income attributable to the Company	$(568,192)	$34,172	$586,352

Nonforfeitable dividends allocated to unvested restricted shares	(69,856)

Net (loss) income available to common stockholders of Farmland Partners Inc.	$(638,048)

Basic and diluted per common share data:
Basic and diluted net loss available to common stockholders	$(0.15)
Basic and diluted weighted average common shares outstanding	4,264,906

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Equity

For the years ended December 31, 2014, 2013 and 2012

	Stockholders’ Equity
	Common Stock						Non‑controlling
			Additional				Interest in
			Paid-in	Retained	Cumulative	Members’	Operating	Total
	Shares	Par Value	Capital	Deficit	Dividends	Deficit	Partnership	Equity
Balance at December 31, 2011	—	$—	$—	$—	$—	$(5,301,792)	$—	$(5,301,792)

Net income	—	—	—	—	—	586,352	—	586,352
Contributions	—	—	—	—	—	8,022,163	—	8,022,163
Distributions	—	—	—	—	—	(2,973,355)	—	(2,973,355)

Balance at December 31, 2012	—	—	—	—	—	333,368	—	333,368

Net income	—	—	—	—	—	34,172	—	34,172
Contributions	—	—	—	—	—	1,673,450	—	1,673,450
Distributions	—	—	—	—	—	(6,764,912)	—	(6,764,912)
Issuance of initial shares	1,000	10	990	—	—	—	—	1,000

Balance at December 31, 2013	1,000	10	990	—	—	(4,723,922)	—	(4,722,922)

Net loss	—	—	—	(568,192)	—	—	(103,105)	(671,297)
Contributions	—	—	—	—	—	1,178,107	—	1,178,107
Distributions	—	—	—	—	—	(16,765)	(1,071,592)	(1,088,357)
Distribution of accounts receivable	—	—	—	—	—	(450,833)	—	(450,833)
Exchange of members’ deficit for OP units	—	—	—	—	—	4,013,413	(4,013,413)	—
Proceeds from initial public offering, net of offering costs of $1,451,153 and underwriters discount of $3,724,000	3,800,000	38,000	47,986,847	—	—	—	—	48,024,847
Proceeds from underwritten public offering, net of offering costs of $803,937 and underwriters discount of $2,323,420	3,717,472	37,175	43,303,868	—	—	—	—	43,341,043
Grant of unvested restricted stock	214,283	—	—	—	—	—	—	—
Stock based compensation	—	—	680,540	—	—	—	—	680,540
Dividends accrued or paid	—	—	—	—	(2,130,218)	—	(634,070)	(2,764,288)
Redemption of initial shares	(1,000)	(10)	(990)	—	—	—	—	(1,000)
Reallocation of non-controlling interest in Operating Partnership	—	—	(22,990,818)	—	—	—	22,990,818	—
Balance at December 31, 2014	7,731,755	$75,175	$68,980,437	$(568,192)	$(2,130,218)	$—	$17,168,638	$83,525,840

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(671,297)	$34,172	$586,352
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and depletion	328,576	148,547	124,576
Amortization of deferred financing fees	138,369	57,976	27,968
Stock based compensation	680,540	—	—
Loss on disposition of assets	7,419	—	—
Changes in operating assets and liabilities
Increase in accounts receivable	(458,934)	(463,700)	31,800
Increase in other assets	(82,431)	—	—
Increase (decrease) in accrued interest	160,330	(154,795)	(24,244)
Increase in accrued expenses	101,927	549,745	—
Increase in deferred revenue	1,364,737	—	—
Increase (decrease) in accrued property taxes	213,345	(148,326)	28,516
Net cash provided by operating activities	1,782,581	23,619	774,968
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions, net of cash acquired	(125,830,463)	(1,147,188)	(3,811,770)
Grain facilities construction	—	(255,999)	(384,283)
Irrigation equipment additions	(46,300)	(246,228)	(54,890)
Deposits on future acquisitions	(419,548)	—	—
Net cash used in investing activities	(126,296,311)	(1,649,415)	(4,250,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	81,100,000	13,736,041	4,968,701
Repayments on mortgage notes payable	(12,311,237)	(6,869,535)	(2,961,966)
Proceeds from initial public offering	49,476,000	—	—
Proceeds from underwritten public offering	44,144,980	—	—
Payment of offering costs	(2,255,090)	—	—
Proceeds from issuance of common stock	—	1,000	—
Redemption of common stock	(1,000)	—	—
Dividends on common stock	(1,641,784)	—	—
Payment of financing fees	(369,528)	(175,398)	—
Contributions from member	1,178,107	1,673,450	4,461,748
Distributions to member	(16,765)	(6,764,912)	(2,973,355)
Distributions to non-controlling interest in operating partnership	(1,071,592)	—	—
Net cash provided by financing activities	158,232,091	1,600,646	3,495,128
NET INCREASE (DECREASE) IN CASH	33,718,361	(25,150)	19,153
CASH, BEGINNING OF PERIOD	17,805	42,955	23,802
CASH, END OF PERIOD	$33,736,166	$17,805	$42,955
Cash paid during period for interest	$1,070,708	$1,439,113	$1,161,414

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS
Transfer of deferred offering costs to equity, offset by deferred costs included in accrued expenses related to offering	$699,013	$—	$—
Dividends payable	$1,122,504	$—	$—
Distribution of accounts receivable to Pittman Hough Farms	$(450,833)	$—	$—
Seller carry notes	$2,024,300	$—	$1,533,845
Cash acquired in business combination	$1,000	$—	$—
Accounts receivable acquired in acquisitions	$47,881	$—	$—
Property tax liability acquired in acquisitions	$27,876	$—	$(21,420)
Debt acquired in acquisitions	$—	$—	$(300,000)
Accrued interest acquired in acquisitions	$—	$—	$(1,091)
Real estate and related improvements acquired with equity	$—	$—	$3,882,926

See accompanying notes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

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

The Company and the Operating Partnership commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) on April 16, 2014 (see “Note 8—Stockholders’ Equity”). Concurrently with the completion of the IPO, the Company's predecessor, FP Land LLC, a Delaware limited liability company (“FP Land”), merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). The Operating Partnership issued 1,945,000 units of limited partnership interest in the Operating Partnership (“OP units”), having an aggregate value of $27.2 million, as consideration for the merger to Pittman Hough Farms LLC (“Pittman Hough Farms”), which was the sole member of FP Land and is 75% owned by Paul A. Pittman, the Company’s Executive Chairman, President and Chief Executive Officer. As a result of the FP Land Merger, the Operating Partnership succeeded to the business and operations of FP Land, including FP Land’s 100% fee simple interest in a portfolio of 38 farms and three grain storage facilities (the “Contributed Properties”). Upon completion of the IPO and the FP Land Merger, the Company owned approximately 67.4% of the OP units in the Operating Partnership.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

As of December 31, 2014, the Company owned 79.9% of the OP units.  See Note 8 for additional discussion regarding OP units.

As of December 31, 2014, the Company owned or had a controlling interest in a portfolio of 87 farms, as well as six grain storage facilities, which are consolidated in these financial statements.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Upon completion of the IPO and the related formation transactions, the Company succeeded to the operations of FP Land.  FP Land was an entity under the common control of Mr. Pittman, and was organized to hold the equity interests of PH Farms LLC, an Illinois limited liability company, and Cottonwood Valley Land, LLC, a Nebraska limited liability company, both of which are engaged in the ownership of farmland and property related to farming in agricultural markets in Illinois, Nebraska and Colorado.  These financial statements retroactively reflect the consolidated equity ownership structure of the Company and the formation transactions.  The formation transactions were accounted for at historical cost due to the existence of common control.

Due to the timing of the IPO and the formation transactions, the Company’s financial condition as of December 31, 2013 reflects the combined financial condition of the Company and FP Land, and the results of operations for the years ended December 31, 2013 and 2012 reflect the results of operations of FP Land.  The Company’s financial condition as of December 31, 2014 reflects the financial condition of the Company, and the results of operations for the year ended December 31, 2014 reflect the results of operations of FP Land combined with the Company for the period prior to April 16, 2014, and the Company’s consolidated results for the period from April 16, 2014 through December 31, 2014.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When an acquisition involves farmland with no tenant leasing history, such as in a sale-lease back transaction, the Company accounts for the transaction as an asset acquisition and capitalizes the transaction costs incurred in connection with the acquisition. When the Company acquires farmland that was previously operated as a rental property, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations as incurred.  The Company accounts for acquisitions other than sale-leaseback transactions as business combinations if there is a lease in place at acquisition or crops are being produced.  Otherwise, acquisitions with no lease in place or crops being produced are accounted for as asset acquisitions.  Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land as if it were unimproved. The Company values improvements, including grain facilities, at replacement cost as new, adjusted for depreciation. Management’s estimates of land value are made using a comparable sales analysis. Factors considered by management in its analysis of land value include soil types and water availability, the sales prices of comparable farms, and the replacement cost and residual useful life of land improvements. Management’s estimates of groundwater value are made using historical information obtained regarding the applicable aquifer.  Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource.  If the aquifer is a replenishing resource, no value is allocated to the groundwater.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was acquired.  The Company has not previously acquired properties subject to above or below market leases. If above and below market leases are acquired, the Company will value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

As of December 31, 2014 and 2013, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

depreciation and amortization expense. If a tenant terminates its lease early, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Using information available at the time acquisition or due diligence costs are incurred, the Company capitalizes acquisition costs for expected asset acquisitions.  If the asset acquisition is abandoned, the capitalized asset acquisition costs will be charged to acquisition and due diligence costs in the period of abandonment.

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

The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

	Years
Grain facilities	10	-	25
Irrigation improvements	3	-	40
Drainage improvements	27	-	65
Groundwater	3	-	50
Other	7	-	40

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

Cash

The Company’s cash at December 31, 2014 and 2013 was held in the custody of three financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Deferred Financing Fees

Deferred financing fees include costs incurred by the Company or its predecessor in obtaining debt, which are capitalized and have been allocated to the Company. In addition, $135,340 and $234,188 in costs were capitalized in conjunction with the modification of the First Midwest Bank debt on April 16, 2014 and the issuance of five bonds under the Farmer Mac Facility (as defined below), respectively, during the year ended December 31, 2014. Deferred financing fees are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company wrote off $26,929 in deferred financing fees in conjunction with the early repayment of debt during the year ended December 31, 2014.  Accumulated amortization of deferred financing fees was $97,439 and $41,663 as of December 31, 2014 and 2013, respectively.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with pending equity offerings.  At the completion of the offering, the deferred offering costs are recorded as a reduction of the gross proceeds from the applicable offering.  If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs.  The IPO was completed on April 16, 2014, at which time the deferred offering costs were recorded as a reduction of the proceeds.  The Company completed a subsequent underwritten public offering of common stock on July 30, 2014, at which time the deferred offering costs were recorded as a reduction of the gross proceeds.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of December 31, 2014 and 2013.

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

All leases in place during 2012 and 2013 had a term of one year with no renewal options or rent escalations.  Leases for substantially all of the properties required payment of rent in installments upon the Company’s request.  Prior to January 1, 2014 one lease had rental payments that were received in kind through transfer of ownership of a percentage of the tenant’s crops.  Rental revenue under that lease was recognized upon receipt of the crop inventory.

Leases in place as of December 31, 2014 had terms ranging from one to five years with no renewal options or rent escalations.  The majority of the Company’s leases provide for a fixed cash rent payment.  Tenant leases on acquired farms require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Certain of our leases provide for a rent payment determined as a percentage of the gross farm proceeds or a percentage of harvested crops.  Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds is recognized upon notification from the grain facility that grain has been delivered in the Company’s name or when the tenant has notified the Company of the total amount of gross farm proceeds.

Tenant reimbursements include reimbursements for real estate taxes that each tenant pays in accordance with the terms of its lease.  In 2012, certain leases required the tenants to reimburse the Company for expenses.  When leases require that the tenant reimburse the Company for property taxes paid by the Company, the reimbursement is reflected as tenant reimbursement revenue on the statement of operations, as earned, and the related property tax expense, as incurred.  When a lease requires that the tenant pay the taxing authority, directly, the Company does not incur this cost.  When it becomes probable that a tenant will not be able to bear the property related costs the Company will accrue the estimated expense.

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

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 - 10 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period.  If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain.

Segment Reporting

The Company’s chief operating decision maker does not evaluate performance on a farm-specific or transactional basis and does not distinguish the Company’s principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 8).  Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that OP units are redeemed for shares of common stock of the Company.  No adjustment is made for shares that are anti-dilutive during a period.

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (See Note 8).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  The Company recognizes expense related to non-vested

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations.  As of December 31, 2014, the Company recorded a reduction in stock based compensation of $40,723, as a result of a change in fair value of the unvested shares.

Recently Issued Accounting Guidance

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. The standard requires prospective application and became effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the year ended December 31, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted.

Note 2—Revenue Recognition

The Company generally receives one lease payment per year from tenants either during the first quarter of the year or at time of acquisition of the related farm.  As such, the rental income received is recorded on a straight-line basis over the lease term.  In the year ended December 31, 2014, the Company received full-year rent payments for 2014 of $2,675,742 under lease agreements entered into in connection with farms acquired during the year.  Payments received in advance are included in deferred revenue until they are earned.  At December 31, 2014, the Company had $1,364,737 in deferred revenue.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

The following represents a summary of the cash rent received during the years ended December 31, 2014 and 2013 and the rental income recognized for the year ended December 31, 2014 and 2013:

	Cash rent received		Rental income recognized
	For the Years Ended		For the Years Ended
	December 31,		December 31,
	2014	2013	2014	2013

Leases in effect at the beginning of the year	$2,634,525	$1,873,342	$2,634,525	$2,324,175
Leases entered into during the year	2,675,742	25,850	1,335,908	25,850

	$5,310,267	$1,899,192	$3,970,433	$2,350,025

The Company received cash rent and recognized rental income of $1,975,787 during the year ended December 31, 2012.

Future minimum lease payments from tenants under all non-cancelable leases, including leases renewed in 2015and excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues or crops, for the next four years as of December 31, 2014 are as follows:

Future rental
Year Ending December 31,	payments
2015	$6,467,989
2016	5,337,551
2017	1,728,957
2018	235,000
$13,769,497

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2014, 2013 and 2012,  the Company had certain tenant concentrations as set forth in the table below.  Astoria Farms and Hough Farms are related parties (see ‘‘Note 4—Related Party Transactions’’).  If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.  The following is a summary of our significant tenants:

	Rental income recognized						Cash rent received
	For the Years Ended						For the Years Ended
	December 31,						December 31,
	2014		2013		2012		2014		2013		2012

Astoria Farms	$2,180,139	54.9%	$1,945,833	82.8%	$1,666,840	84.4%	$2,180,139	41.1%	$1,495,000	78.7%	$1,666,840	84.4%
Hough Farms	294,700	7.4%	234,083	10.0%	127,760	6.5%	294,700	5.5%	234,083	12.3%	127,760	6.5%
Turbeville Farm tenant	—	—%	—	—%	—	—%	764,728	14.4%	—	—%	—	—%
Hudye Farms tenant A	418,914	10.6%	—	—%	—	—%	677,612	12.8%	—	—%	—	—%

	$2,893,753		$2,179,916		$1,794,600		$3,917,179		$1,729,083		$1,794,600

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Geographic Risk

Many of the Company’s farms are arranged in geographic clusters spanning two to five nearby counties. Should a natural disaster occur in an area where several of the properties are located, there could be a material adverse effect on the Company’s financial performance.

The following table summarizes the percentage of approximate total acres owned as of December 31, 2014, 2013 and 2012 and rental income recorded by the Company for the years ended December 31, 2014, 2013 and 2012 by location of the farm:

	(Unaudited)			Rental Income
	Approximate total acres			for the years ended
	as of December 31,			December 31,
Location of Farm	2014	2013	2012	2014	2013	2012

Colorado	38.9%	13.1%	13.3%	26.8%	3.0%	5.6%
Arkansas	17.4%	—%	—%	4.5%	—%	—%
South Carolina	14.7%	—%	—%	—%	—%	—%
Illinois	12.4%	78.5%	78.2%	56.6%	87.0%	87.9%
Nebraska	6.8%	8.4%	8.5%	7.4%	10.0%	6.5%
Mississippi	4.2%	—%	—%	0.6%	—%	—%
Louisiana	4.2%	—%	—%	2.0%	—%	—%
Kansas	1.4%	—%	—%	2.1%	—%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

As of December 31, 2014, 15% of the acres in the Company’s farm portfolio was rented to and operated by Astoria Farms or Hough Farms, both of which are related parties. Astoria Farms is a partnership in which Pittman Hough Farms, which is 75% owned by Mr. Pittman, has a 33.34% interest. The balance of Astoria Farms is held by limited partnerships in which Mr. Pittman is the general partner. Hough Farms is a partnership in which Pittman Hough Farms has a 25% interest. The aggregate rent recognized by the Company for these entities for the years ended December 31, 2014, 2013 and 2012 was $2,474,839,  $2,179,916 and $1,794,600, respectively. As of December 31, 2014 and 2013, the Company had accounts receivable from these entities of $182,763 and $450,833, respectively.

For the years ended December 31, 2014 and 2013, Pittman Hough Farms incurred $219,597 and $75,000, in professional fees on behalf of the Company, respectively.  As of December 31, 2014 and 2013, the Company had outstanding payables to Pittman Hough Farms of $0 and $75,000, respectively.

American Agriculture Corporation (‘‘American Agriculture’’) is a Colorado corporation that is 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company. On April 16, 2014, the Company entered into a shared services agreement with American Agriculture pursuant to which the Company paid American Agriculture an annual fee of $175,000 in equal quarterly installments in exchange for administrative and accounting services.  The Company incurred $123,958 in fees related to the shared services agreement during the year ended December 31, 2014, which are included in general and administrative expenses in the combined consolidated statements of operations.  The Company did not incur any such fees during the years ended December 31, 2013 or 2012.  As of December 31, 2014, the Company had outstanding payables to American Agriculture of $49,160.

On April 16, 2014, the Company entered into a consulting agreement with Mr. Hough pursuant to which the Company pays Mr. Hough an annual fee of $75,000 in equal quarterly installments.  The Company incurred $53,125 in fees related to the consulting agreement during the year ended December 31, 2014.  The Company did not incur any such fees during

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

the years ended December 31, 2013 or 2012.  As of December 31, 2014, the Company had outstanding payables to Mr. Hough of $18,750.

On March 21, 2014 and April 16, 2014, the Company and FP Land entered into reimbursement agreements with Pittman Hough Farms to reimburse Pittman Hough Farms for costs incurred to complete the IPO and the FP Land Merger.  The amount of the costs that were reimbursed was reduced by interest expense of $78,603 related to outstanding debt at the time of the FP Land Merger, which was accrued by the FP Land as of December 31, 2013.  The aggregate net reimbursable amount under the agreements was $1,361,321.  On June 9, 2014, the Company and the Operating Partnership entered into an additional reimbursement agreement with Pittman Hough Farms for $51,537 in professional fees incurred prior to the IPO, which is recorded in general and administrative expenses on the combined consolidated statement of operations.

Note 5—Real Estate

As of December 31, 2014, the Company owned 87 separate farms, as well as six grain storage facilities, which have been acquired since December 2000.

During year ended December 31, 2014, the Company acquired the following farms:

			Total
		Date	approximate	Purchase	Acquisition
Acquisitions	Location	acquired	acres	price	costs	Type of Acquisition

Erker (5 farms)	Kit Carson, CO	5/30/2014	3,171	$7,644,339	$5,017	Asset acquisition
Hudye (11 farms) (1)	Kit Carson and Cheyenne, CO and Sherman and Logan, KS	6/12/2014	12,500	24,500,000	63,836	Business combination
Broadwater	Morrill, NE	7/1/2014	640	1,040,666	666	Asset acquisition
Ruder	Yell, AR	9/24/2014	667	2,705,800	9,180	Business combination
Bonita Brake	Morehouse, LA	10/15/2014	1,088	5,151,505	10,341	Business combination
Davis	Richland Parish, LA	10/16/2014	885	3,867,500	14,959	Business combination
Ballymore	Yell, AR	10/24/2014	1,281	4,600,000	8,531	Business combination
Stonington Smith	Baca, CO	10/29/2014	1,308	3,925,031	1,031	Asset acquisition
Proventus	Sunflower, MS	11/21/2014	1,964	6,786,445	3,445	Asset acquisition
Prague	Butler, NE	11/21/2014	80	345,958	1,958	Asset acquisition
Crow	Yell, AR	12/1/2014	668	2,316,000	4,530	Business combination
Vendome	Jackson, AR and Craighead, AR	12/3/2014	1,505	7,200,080	12,680	Asset acquisition
Beck	Merrick, NE	12/8/2014	161	1,128,437	1,437	Asset acquisition
Otterpohl	Merrick, NE	12/8/2014	162	1,013,546	2,609	Asset acquisition
Kropatsch	Polk, NE	12/8/2014	80	774,371	2,371	Asset acquisition
Jarecki	Polk, NE	12/8/2014	160	1,641,886	1,886	Asset acquisition
Tindall	Polk, NE	12/8/2014	160	1,313,599	1,599	Asset acquisition
Fadschild	Butler, NE	12/11/2014	155	1,684,700	1,757	Asset acquisition
Carruthers	Phillips, CO	12/12/2014	160	1,140,291	1,892	Asset acquisition
Reimer	Phillips, CO	12/12/2014	162	1,096,414	1,613	Asset acquisition
Hoffner	Yuma, CO	12/12/2014	320	1,891,030	1,603	Asset acquisition
Long Prairie	Lonoke, AR	12/15/2014	518	2,110,047	4,635	Asset acquisition
Jackson	Prairie, AR and White, AR	12/15/2014	1,472	5,484,707	10,222	Asset acquisition
Taylor	Chase, NE	12/15/2014	770	2,477,592	2,592	Asset acquisition
Diantha West	Jefferson, AR	12/17/2014	712	3,429,822	12,222	Asset acquisition
Jacoby	Yuma, CO	12/18/2014	160	996,664	2,669	Asset acquisition
Justice (7 farms) (2)	Clarendon, Lee, Marion and Sumter, SC	12/22/2014	6,818	27,599,641	149,641	Asset acquisition
Mentink	Polk, NE	12/22/2014	160	560,886	—	Asset acquisition
Garrott	Woodruff, AR	12/23/2014	1,275	3,428,806	13,806	Asset acquisition
			39,162	$127,855,763	$348,728

(1)

On June 12, 2014, the Company acquired all of the outstanding stock in Hudye Farms U.S., Inc. (“HFUSI”), which owned an approximately 12,500-acre farm (referred to as the Hudye farm) located primarily in eastern

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

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

(2)

On December 22, 2014, the Company acquired the Justice farms.  In conjunction with the allocation of the purchase price, the Company allocated $185,000 to the value of harvestable timber.  The value of the timber has been included in other assets at December 31, 2014.

The Company received rent for 2014 in its entirety, without proration on the Erker, Hudye and Broadwater farm acquisitions.  The Company received all of the rent for 2014 under the Ruder and Ballymore farm acquisition leases which have rental payments due at harvest equal to either 20% or 25% of the crop, depending on the lease for the type of crop.

During the year ended December 31, 2013, the Company acquired the following farm.  The entire purchase price was allocated to land:

			Total
			approximate		Acquisition
Farm name	Location	Date acquired	acres	Purchase price	costs	Type of Acquisition

Smith	McDonough County, IL	6/26/2013	99.54	$1,147,188	$257	Business combination

The preliminary allocation of purchase price for the farms acquired during the year ended December 31, 2014 is as follows:

	Land	Groundwater	Irrigation Improvements	Other	Timber	Accounts receivable	Cash	Accrued property taxes	Total

Erker (5 farms)	$6,350,958	$1,012,000	$284,672	$—	$—	$—	$—	$(3,291)	$7,644,339
Hudye (11 farms)	23,466,271	730,550	246,109	70,000	—	—	1,000	(13,930)	24,500,000
Bonita Brake	5,099,840	—	51,665	—	—	—	—	—	5,151,505
Davis	3,780,860	—	70,245	16,395	—	—	—	—	3,867,500
Ballymore	4,535,644	—	50,000	—	—	19,400	—	(5,044)	4,600,000
Stongington Smith	3,566,331	—	359,000	—	—	—	—	(300)	3,925,031
Proventus	6,653,545	—	132,900	—	—	—	—	—	6,786,445
Vendome	6,913,691	—	237,280	49,392	—	—	—	(283)	7,200,080
Jackson	5,246,567	—	238,140	—	—	—	—	—	5,484,707
Diantha West	3,241,742	—	98,500	81,899	—	7,681	—	—	3,429,822
Justice (7 farms)	25,619,444	—	1,410,917	384,280	185,000	—	—	—	27,599,641
Garrott	3,263,583	—	165,223	—	—	—	—	—	3,428,806
Other acquisitions	19,862,680	3,262,392	1,041,243	55,800	—	20,800	—	(5,028)	24,237,887
	$117,601,156	$5,004,942	$4,385,894	$657,766	$185,000	$47,881	$1,000	$(27,876)	$127,855,763

The allocation of the purchase price for the farms acquired in 2014 is preliminary and may change during the measurement period if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the date of acquisition. The real estate acquired in business combinations during the year ended December 31, 2014 contributed $1,036,148 to total revenue and $829,918 to net income (including related real

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

estate acquisition costs of $111,197) for the year ended December 31, 2014.  The real estate acquired during the year ended December 31, 2013 contributed $25,850 to total revenue and $5,712 to net income (including related real estate acquisition costs of $257) for the year ended December 31, 2013.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

The unaudited pro forma financial information is presented below as if the real estate acquired in business combinations during the year ended December 31, 2014 had been acquired on January 1, 2013.   The following table does not include pro forma financial information for the Crow farm, as historical results for the farm were not available. The unaudited pro forma financial information is presented below as if the Smith farm acquired during the year ended December 31, 2013 had been acquired on January 1, 2012.

	For the Years Ended
	December 31,
Proforma (unaudited)	2014	2013
Total operating revenue	$4,971,393	$3,647,903
Net income	$103,585	$1,137,611

Earnings per share basic and diluted
Income per share attributable to common stockholders	$0.00
Weighted-average number of common shares - basic and diluted	4,264,906

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

Note 6—Mortgage Notes and Bonds Payable

As of December 31, 2014 and 2013, the Company had the following indebtedness outstanding:

								Book
			Annual					Value of
			Interest					Collateral
			Rate as of	Principal Outstanding as of				as of
Loan	Payment Terms	Interest Rate Terms	December 31, 2014	December 31, 2014		December 31, 2013	Maturity	December 31, 2014
First Midwest Bank	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	$754,000	(a)	$1,796,000	June 2016	$1,073,167	(b)
First Midwest Bank	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	30,000,000	(a)	34,500,000	March 2016	26,410,132	(c)
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700,000		—	September 2017	32,016,158
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460,000		—	October 2017	9,015,542
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680,000		—	November 2017	10,742,092
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400,000		—	December 2017	23,570,742
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860,000		—	December 2017	52,931,729
Tindall	Principal at maturity	0.00%	—	1,180,800		—	January 2015	1,313,426
Beck	Principal at maturity	0.00%	—	563,500		—	January 2015	1,128,271
Mentink	Principal at maturity	0.00%	—	280,000		—	January 2015	560,886
Financial institution	Annual principal and interest	Proprietary index, initially 3.25%	—	—		1,137,388	October 2032	—
Financial institution	Annual principal and interest	Proprietary index, initially 3.99%	—	—		255,143	December 2027	—
Financial institution	Annual principal and interest	Proprietary index, initially 3.99%	—	—	(d)	240,000	December 2021	—
Financial institution	Annual principal and interest	5.25% until 2015, then 5-yr US Treasury + 3.5%	—	—		920,441	July 2030	—
Financial institution	Annual principal and interest	4.95% until 2016, then 5-yr US Treasury + 3.5%	—	—		528,748	September 2031	—
Financial institution	Annual principal and interest	Proprietary index, initially 4.9%	—	—		787,285	December 2041	—
Financial institution	Principal and interest at maturity	3.15% until 2014, then proprietary index	—	—		469,732	November 2032	—
Financial institution	Annual principal and interest	Proprietary index, initially 3.15%	—	—		1,742,500	April 2043	—
Financial institution	Annual principal and interest	4.00%	—	—		688,000	April 2018	—
Total				$113,878,300		$43,065,237		$158,762,145

(a)	Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million.
(b)	The book value collateral as of December 31, 2013 was $2,426,593.
(c)	The book value collateral as of December 31, 2013 was $29,548,000.

(d)The Company repaid the outstanding principal balance March 21, 2014.

First Midwest Bank Indebtedness

On April 16, 2014, the Company repaid $6.5 million of secured mortgage debt and made a partial repayment of the First Midwest Bank debt of $4.7 million with a portion of the net proceeds from the IPO.  On March 24, 2014, Pittman Hough Farms made a contractual debt payment of $766,000 on the First Midwest Bank debt, which the Company reimbursed on April 16, 2014 with a portion of the net proceeds from the IPO.  The Company did not incur any early termination fees or fees related to the partial repayment.  In conjunction with the repayments, the Company wrote off $26,929 in unamortized deferred financing fees.

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

The collateral for the Company’s indebtedness consists of real estate and related farm rents, including farms, grain facilities and any other improvements present on such real estate.

The Loan Agreement includes standard acceleration clauses triggered by default under certain provisions of the note.

Under the Loan Agreement, the Company is subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum debt to net worth ratio of 1.00 to 1.00 and a minimum debt service coverage ratio of 1.25 to 1.00.  Each covenant will be measured annually as of December 31st of each year.  Additionally, the Company is required to maintain a minimum account balance of $500,000 during the term of the agreement.  The Company was not in compliance with these covenants at December 31, 2014; however, the Company subsequently obtained a waiver from First Midwest Bank for such events of default.  Additionally, on February 24, 2015, the Operating Partnership and First Midwest Bank entered into an Amendment to the Loan Agreement, which revised the financial covenants to be a maximum leverage ratio of .060 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00.

Farmer Mac Facility

On August 22, 2014, the Company and the Operating Partnership entered into a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (the “Farmer Mac Facility”) that initially provided for borrowings up to an aggregate principal amount of $30.0 million. On December 22, 2014, the Company, the Operating Partnership, Farmer Mac and the Purchaser entered into an amendment to the Farmer Mac Facility to increase the facility’s maximum borrowing capacity to $150.0 million.  As of December 31, 2014, we had $81.1 million outstanding under the Farmer Mac Facility and have $68.9 million of remaining capacity, subject to availability of qualifying collateral.  As of December 31, 2014, we had $8.0 million in real property valued according to the criteria set forth in the agreement with Farmer Mac, with an effective loan to value of 60%, which could be collateralized against the Farmer Mac Facility, resulting in $4.8 million in qualifying collateral.  As a result of paying off the Tindall, Beck and Mentink notes on January 15, 2015, totaling $2.0 million, the Company has $11.3 million in unencumbered real property, of which $6.8 million constitutes qualifying collateral.

Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by the Company. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Each bond issued by the Operating Partnership is expected

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

to have a three-year term and bear a fixed or floating interest rate to be determined at the time of each issuance based on then-current market rates. Prepayment of each note issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth of $60.8 million. The Company was in compliance with all applicable covenants at December 31, 2014.

In connection with the Bond Purchase Agreement, on August 22, 2014, the Company and the Operating Partnership also entered into a pledge and security agreement (the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which the Company and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bonds held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding bonds held by the Purchaser. In addition, the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

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

Aggregate Maturities

Aggregate maturities of long-term debt for the succeeding years are as follows:

Year Ending December 31,
2015	$3,050,300
2016	29,728,000
2017	81,100,000
$113,878,300

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

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

deemed not to be at market rates. As of December 31, 2014 and 2013, the fair value of the mortgage notes payable was $113.6 million and $43.1 million, respectively.

Note 7—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

A sale of any of the Contributed Properties that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions. Furthermore, if any such sale or defeasance is foreseeable, we are required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.

During fourth quarter of 2014, the Company entered into purchase agreements with unrelated third-parties to acquire the following farms, which had not closed as of December 31, 2014:

		Total
		approximate
Farm Name	State	acres	Purchase price
Swarek	Quitman, MS	850	$3,506,100
Mill Lake	Monroe, AR	233	700,000
Stonington-Bass	Baca, CO	997	2,079,000
Benda Butler	Butler, NE	73	604,406
Benda Polk	Polk, NE	123	859,250

		2,276	$7,748,756

On January 14, 2015, the Company completed the Swarek acquisition. On February 24, 2015, the Company completed the Benda Butler and Benda Polk acquisitions.  We will account for the Swarek, Benda Butler and Benda Polk acquisitions as asset acquisitions; however, the initial accounting for these transactions has not yet been completed, making certain disclosures unavailable at this time.  On February 18, 2015, the Company completed the Stonington-Bass acquisition.  We will account for the Stonington-Bass acquisition as a business combination; however, the initial purchase accounting for this transaction is not yet complete, making certain disclosures unavailable at this time.  In February 2015, the Company terminated the Mill Lake purchase agreement.

Note 8—Stockholders’ Equity

Under the Company's articles of incorporation, the total number of shares initially authorized for issuance was 1,000 shares of common stock, $0.01 par value per share.  On December 5, 2013, the Company issued 1,000 shares of common stock to its sole stockholder at $1.00 per share.  The shares were repurchased by the Company on April 18, 2014 for $1.00 per share.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

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

On July 30, 2014, the Company completed an underwritten public offering of 3,717,472 shares of common stock at a price per share of $12.50 and generated gross proceeds of $46.5 million. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $43.3 million. The Company contributed the net proceeds to the Operating Partnership in exchange for OP units.

On August 5, 2014, the Board of Directors declared a cash dividend of $0.105 per share, which was paid on October 15, 2014 to the Company’s stockholders of record as of October 1, 2014.

On November 20, 2014, the Board of Directors declared a cash dividend of $0.116 per share, which was paid on January 15, 2015 to the Company’s stockholders of record as of January 2, 2015.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of our dividends may be characterized as capital gains or return of capital.  During the year ended December 31, 2014, 62.1% of the income distributed in the form of dividends was characterized as ordinary income.  The remaining 37.9% of the income distributed in the form of dividends was characterized as a return of capital.

As of December 31, 2014, the Company had 9,676,755 fully diluted outstanding shares, including OP units and restricted shares of common stock.

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership.  As of December 31, 2014, the Company owned 79.9% of the outstanding OP units and the remaining 20.1% of the OP units were owned by Pittman Hough Farms, which is included in Non-controlling interest in Operating Partnership on the balance sheet.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

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

The Operating Partnership intends to make distributions on each OP Unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP units held by the Company being utilized to make distributions to the Company’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions.  The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of the IPO, the July 2014 offering and issuance of stock compensation, which caused changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership that occurred during the year ended December 31, 2014, the Company has increased non-controlling interests in the Operating Partnership and decreased additional paid in capital by approximately $23.0 million as of December 31, 2014.

Stock Repurchase Plan

On October 29, 2014, the Company announced that the Board of Directors approved a program to repurchase up to $10 million in shares of the Company’s common stock.  Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18, under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy, and other relevant factors.  This share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion.  The Company expects to fund repurchases under the program using cash on its balance sheet.  No repurchases had been made as of December 31, 2014.

Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, independent contractors and other eligible persons under the Company’s 2014 Equity Incentive Plan (the “Plan”). The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units.  The Plan provides for a maximum of 228,000 shares of common stock for issuance pursuant to the Plan.  The terms of each grant are determined by the compensation committee of the Board of Directors.  As of December 31, 2014, there were 13,717 of shares available for future grant under the Plan.

From time to time, the Company may award non-vested shares under the Plan, as compensation to officers, employees non-employee directors and non-employee contractors. The shares vest over a period of time as determined by the Compensation Committee of the Board of Directors at the date of grant. The Company recognizes compensation expense for awards issued to officers, employees and non-employee directors for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.  The

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Company recognizes compensation expense for awards issued to non-employee consultants in the same period and in the same manner as if the Company paid cash for the underlying services.

Concurrently with the completion of the IPO, on April 16,2014, the Company granted an aggregate of 214,283 restricted shares of common stock, having an aggregate grant date fair value of $3.0 million (calculated as the number of shares granted multiplied by the stock price on date of grant), to the Company’s independent directors, Mr. Pittman, Luca Fabbri, the Company’s Chief Financial Officer, and Jesse J. Hough, the Company’s consultant.   Each of the restricted stock grants vest ratably over a three-year vesting period, subject to continued service with the Company.

The restricted shares with Mr. Hough are recognized as expense over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations.

A summary of the non-vested shares as of December 31, 2014 is as follows:

Weighted
	Number of	average grant
	shares	date fair value

Unvested at January 1, 2014	—	$—
Granted on April 16, 2014	214,283	14
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2014	214,283	$14

For the year ended December 31, 2014, the Company recognized approximately $0.7 million, of stock-based compensation expense related to these restricted stock awards.  As of December 31, 2014, there was $2.1 million of total unrecognized compensation costs related to non-vested stock awards.  As of December 31, 2014, these costs were expected to be primarily recognized over a weighted-average period of 2.3 years. There were no forfeitures for the year ended December 31, 2014.

Earnings per Share

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 1,380,151 for the year ended December 31, 2014.

For the year ended December 31, 2014, diluted weighted average common shares do not include the impact of certain unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the year ended December 31, 2014, there were 214,283 anti-dilutive compensation-related shares outstanding.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

The computation of basic and diluted earnings per share is as follows:

For the
year ended
December 31,
2014

Numerator:
Net loss attributable to Farmland Partners Inc.	$(568,192)
Less: Dividends paid on unvested restricted shares	(69,856)
Net loss attributable to common stockholders	$(638,048)

Denominator:
Weighted-average number of common shares - basic	4,264,906
Unvested restricted shares (1)	—
Weighted-average number of common shares - diluted	4,264,906

Loss per share attributable to common stockholders - basic and diluted	$(0.15)

(1)	Anti-dilutive for the year ended December 31, 2014.

Unvested restricted shares are considered participating securities,  which require the use of the two-class method for the computation of basic and diluted earnings per share.

Note 9—Quarterly Financial Information

The following table reflects the quarterly results of operations for the years ended December 31, 2014 and 2013.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Operating revenues	$685,651	$786,398	$1,262,054	$1,484,022
Operating expenses	216,487	1,039,530	941,033	1,464,230
Other (income) expenses	334,574	288,536	286,216	318,816
Net income (loss)	$134,590	$(541,668)	$34,805	$(299,024)
Net income (loss) available to common stockholders of Farmland Partners Inc.	$—	$(380,783)	$5,151	$(262,416)

Basic and diluted net income (loss) per share available to common stockholders	$—	$(0.12)	$—	$(0.03)
Basic and diluted weighted average common shares outstanding	—	3,132,044	6,305,253	7,517,472

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Operating revenues	$562,999	$564,331	$576,716	$645,979
Operating expenses	57,098	67,385	60,794	788,282
Other expenses	328,259	326,487	346,504	341,044
Net income (loss)	$177,642	$170,459	$169,418	$(483,347)
Net income (loss) available to common stockholders of Farmland Partners Inc.	$—	$—	$—	$—

Basic and diluted net income (loss) per share available to common stockholders	$—	$—	$—	$—
Basic and diluted weighted average common shares outstanding	—	—	—	—

Note 10—Subsequent Events

See Note 7 for subsequent real estate acquisitions.

In January 2015, the Company entered into purchase agreements with unrelated third parties to acquire the following farms:

		Total
		approximate	Purchase
Acquisitions	Location	acres	price
Cypress Bay Farm	Bamberg, SC	502	$2,250,000
Bobcat Farm	St. Francis, AR	934	3,024,750
		1,436	$5,274,750

The acquisitions are expected to close in the first quarter of 2015, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

On February 9, 2015, the Company terminated the shared services agreement with American Agriculture Corporation.  The termination was effective December 31, 2014.  At the same time, the Company entered into a services reimbursement agreement with American Agriculture Corporation to provide agreed upon services on a cost reimbursement basis, during 2015.

On February 24, 2015, the Company prepaid $3,078,000 in outstanding indebtedness with First Midwest Bank.

On February 25, 2015, the Company granted 3,214 restricted shares of common stock, having an aggregate grant date fair value of $35,836 (calculated as the number of shares granted multiplied by the stock price on date of grant), to Joseph W. Glauber in connection with his appointment to the Board of Directors.  The restricted shares vest ratably over a three-year vesting period, subject to continued service with the Company.

On February 25, 2015, the Company entered into six lease agreements with Hough Farms for 751 acres.  The leases are two year leases and have annual contractual rents of $233,344.

On February 25, 2015, our Board of Directors declared a cash dividend of $0.116 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of April 1, 2015, and is expected to be paid on April 15, 2015.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2014

(In Thousands)

														Life on Which
						Cost Capitalized Subsequent		Gross Amount at Which						Depreciation in
			Initial Cost to Company			to Acquisition		Carried at Close of Period						Latest Income
							Carrying				Accumulated	Date of	Date	Statements is
Description	Encumbrances		Land	Improvements	Total	Improvements	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Scripps (Schuyler County, IL)	$	(b)	$644	$93	$737	$—	$—	$644	$93	$737	$17		2000	65
Weber (Schuyler County, IL)		(b)	271	73	344	—	—	271	73	344	13		2001	65
Crane Creek (Schuyler County, IL)		(b)	448	100	548	—	—	448	100	548	18		2003	65
Pumphouse East (Schuyler County, IL)		(d)	102	59	161	—	—	102	59	161	11		2003	65
Henninger (Schuyler County, IL)		(b)	700	110	810	—	—	700	110	810	20		2004	65
John's Shop (K. Jones and France) (McDonough County, IL)		(d)	801	97	898	—	—	801	97	898	17		2004 and 2006	65
Adair FS (McDonough County, IL)		(b)	322	36	358	—	—	322	36	358	6		2006	50
Table Grove (Fulton County, IL)		(b)	203	44	247	—	—	203	44	247	8		2006	50
Ambrose (Mason County, IL)		(b)	290	38	328	—	—	290	38	328	7		2006	50
Big Pivot (Mason County, IL)		(b)	1,423	60	1,483	30	—	1,423	90	1,513	31		2007	50
Cleer (Fulton County, IL)		(b)	1,290	—	1,290	1,058	—	1,290	1,058	2,348	131	9-2011	2007	25
Pella (Sullivan and Perdum) (McDonough County, IL)		(b)	2,981	—	2,981	456	—	2,981	456	3,437	97	9-2009	2007 and 2010	25
Pella Kelso (Sullivan 2) (McDonough County, IL)		(b)	668	—	668	—	—	668	—	668	—		2007	—
Copes (Schuyler County, IL)		(b)	684	—	684	—	—	684	—	684	—		2007	—
Stelter (Mason County, IL)		(b)	1,003	—	1,003	146	—	1,003	146	1,149	32		2008	30
Tazewell (Tazewell County, IL)		(e)	902	34	936	—	—	902	34	936	13		2008	21
Duncantown (Fulton County, IL)		(b)	693	—	693	—	—	693	—	693	—		2008	—
Bardolph (McDonough County, IL)		(b)	1,120	—	1,120	—	—	1,120	—	1,120	—		2008	—
Parr (Fulton County, IL)		(b)	398	—	398	—	—	398	—	398	—		2008	—
Pumphouse West (Schuyler County, IL)		(e)	1,500	—	1,500	—	—	1,500	—	1,500	—		2008	—
Curless (Fulton County, IL)		(b)	1,750	—	1,750	—	—	1,750	—	1,750	—		2009	—
Crabtree (Mason County, IL)		(b)	442	38	480	—	—	442	38	480	10		2009	24
Baca Co. (Baca County, CO)		(b)	819	94	913	91	—	819	185	1,004	33		2010	16
Busch (Mason County, IL)		(b)	725	—	725	—	—	725	—	725	—		2010	—
Kaufman (McDonough County, IL)		(b)	2,573	—	2,573	—	—	2,573	—	2,573	—		2010	—
Estep (Mason County, IL)		(b)	200	16	216	—	—	200	16	216	1		2011	50
Skien (Fulton County, IL)		(e)	321	24	345	—	—	321	24	345	1		2011	50
Dillworth (McDonough County, IL)		(b)	923	53	976	—	—	923	53	976	3		2011	50
Heap (McDonough County, IL)		(e)	527	37	564	—	—	527	37	564	2		2011	50

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2014

(In Thousands)

													Life on Which
					Cost Capitalized Subsequent		Gross Amount at Which						Depreciation in
		Initial Cost to Company			to Acquisition		Carried at Close of Period						Latest Income
						Carrying				Accumulated	Date of	Date	Statements is
Description	Encumbrances	Land	Improvements	Total	Improvements	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Stanbra/Zeller (Butler County, NE)	(e)	1,539	—	1,539	—	—	1,539	—	1,539	—		2012	—
Matulka (Butler County, NE)	(e)	1,881	55	1,936	1,051	—	1,881	1,106	2,987	119	6-2012	2012	25
Zeagers (Butler County, NE)	754	1,109	40	1,149	—	—	1,109	40	1,149	4		2012	20
Beckerdite (Schuyler County, IL)	(b)	991	—	991	—	—	991	—	991	—		2012	—
Kelly (Butler County, NE)	(e)	742	—	742	94	—	742	94	836	7		2012	25
McFadden MD (McDonough County, IL)	(b)	610	—	610	—	—	610	—	610	—		2012	—
McFadden SC (Schuyler County, IL)	(b)	252	—	252	—	—	252	—	252	—		2012	—
Symond (Mason County, IL)	(b)	1,700	—	1,700	122	—	1,700	122	1,822	8		2012	25
Smith (McDonough County, IL)	(e)	1,147	—	1,147	—	—	1,147	—	1,147	—		2013	—
McArthur (Kit Carson, CO)	(c)	374	201	575	—	—	374	201	575	12		2014	12
Schutte (Kit Carson, CO)	(c)	1,817	210	2,026	—	—	1,817	210	2,026	12		2014	14
Korbelik (Kit Carson, CO)	(c)	481	373	854	—	—	481	373	854	23		2014	12
Chute (Kit Carson, CO)	(c)	579	513	1,092	—	—	579	513	1,092	31		2014	14
Eibert & Johnson (Kit Carson, CO)	(c)	3,099	—	3,099	—	—	3,099	—	3,099	—		2014	—
Zweygardt (Logan, KS)	(c)	737	—	737	—	—	737	—	737	—		2014	—
Liby (Kit Carson, CO and Sherman, KS)	(c)	1,029	178	1,207	—	—	1,029	178	1,207	10		2014	11
Rhoades (Kit Carson, CO)	(c)	1,305	376	1,681	—	—	1,305	376	1,681	21		2014	11
Buol (Kit Carson, CO)	(c)	1,353	184	1,537	—	—	1,353	184	1,537	13		2014	8
Cure (Kit Carson, CO)	(c)	2,328	—	2,328	—	—	2,328	—	2,328	—		2014	—
Hudye chute (Kit Carson, CO)	(c)	803	—	803	—	—	803	—	803	—		2014	—
Hitchcock (Kit Carson, CO)	(c)	2,366	68	2,434	—	—	2,366	68	2,434	7		2014	14
James Ranch (Cheyenne, CO)	(c)	10,716	70	10,786	—	—	10,716	70	10,786	1		2014	39
Mershfelder (Cheyenne, CO)	(c)	419	—	419	—	—	419	—	419	—		2014	—
County Line (Kit Carson, CO)	(c)	1,030	170	1,201	—	—	1,030	170	1,201	15		2014	9
Harrel (Kit Carson, CO)	(c)	1,381	—	1,381	—	—	1,381	—	1,381	—		2014	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2014

(In Thousands)

													Life on Which
					Cost Capitalized Subsequent		Gross Amount at Which						Depreciation in
		Initial Cost to Company			to Acquisition		Carried at Close of Period						Latest Income
						Carrying				Accumulated	Date of	Date	Statements is
Description	Encumbrances	Land	Improvements	Total	Improvements	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Broadwater (Morrill, NE)	—	848	197	1,045	—	—	848	197	1,045	4		2014	27
Ruder (Yell, AR)	(f)	2,645	40	2,685	—	—	2,645	40	2,685	1		2014	10
Bonita Brake (Morehouse, LA)	(d)	5,100	52	5,151	—	—	5,100	52	5,151	2		2014	20
Davis (Richland Parish, LA)	(d)	3,781	87	3,868	—	—	3,781	87	3,868	2		2014	18
Ballymore (Yell, AR)	(f)	4,536	50	4,586	—	—	4,536	50	4,586	0		2014	40
Stonington Smith (Baca, CO)	(g)	3,566	359	3,925	—	—	3,566	359	3,925	4		2014	28
Prague (Butler, NE)	(g)	342	4	346	—	—	342	4	346	—		2014	27
Proventus (Sunflower, MS)	(f)	6,654	133	6,786	—	—	6,654	133	6,786	1		2014	28
Crow (Yell, AR)	(f)	2,316	—	2,316	—	—	2,316	—	2,316	—		2014	—
Vendome (Jackson, AR and Craighead, AR)	(f)	6,914	287	7,200	—	—	6,914	287	7,200	1		2014	26
Jarecki (Polk, NE)	(g)	1,610	32	1,642	—	—	1,610	32	1,642	—		2014	23
Kropatsch (Polk, NE)	(g)	702	72	774	—	—	702	72	774	—		2014	37
Otterpohl (Merrick, NE)	(g)	994	20	1,015	—	—	994	20	1,015	—		2014	37
Tindall (Polk, NE)	1,181	1,244	69	1,314	—	—	1,244	69	1,314	—		2014	30
Beck (Merrick, NE)	563	1,100	28	1,128	—	—	1,100	28	1,128	—		2014	15
Fadschild (Butler, NE)	(g)	1,639	46	1,685	—	—	1,639	46	1,685	—		2014	31
Reimer (Phillips, CO)	(g)	773	323	1,096	—	—	773	323	1,096	1		2014	31
Carruthers (Phillips, CO)	(g)	747	393	1,140	—	—	747	393	1,140	1		2014	34
Hoffner (Yuma, CO)	(g)	1,079	812	1,891	—	—	1,079	812	1,891	1		2014	47
Long Prairie (Lonoke, AR)	(g)	2,014	96	2,110	—	—	2,014	96	2,110	—		2014	20
Jackson (Prairie, AR and White, AR)	(g)	5,247	238	5,485	—	—	5,247	238	5,485	1		2014	20
Taylor (Chase, NE)	—	693	1,785	2,478	—	—	693	1,785	2,478	2		2014	34
Diantha West (Jefferson, AR)	(g)	3,242	180	3,422	—	—	3,242	180	3,422	—		2014	5
Jacoby (Yuma, CO)	(g)	554	443	997	—	—	554	443	997	—		2014	49

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2014

(In Thousands)

													Life on Which
					Cost Capitalized Subsequent		Gross Amount at Which						Depreciation in
		Initial Cost to Company			to Acquisition		Carried at Close of Period						Latest Income
						Carrying				Accumulated	Date of	Date	Statements is
Description	Encumbrances	Land	Improvements	Total	Improvements	Costs	Land	Improvements	Total	Depreciation	Construction	Acquired	Computed
Mentink (Polk, NE)	280	561	—	561	—	—	561	—	561	—		2014	—
Turbeville (Clarendon, SC and Sumter, SC)	(g)	12,057	1,474	13,532	—	—	12,057	1,474	13,532	2		2014	27
Ten Mile (Clarendon, SC )	(g)	4,679	25	4,704	—	—	4,679	25	4,704	—		2014	20
Maiden Down (Marion, SC)	(g)	2,235	—	2,235	—	—	2,235	—	2,235	—		2014	—
Paxville (Marion, SC)	(g)	1,803	158	1,961	—	—	1,803	158	1,961	—		2014	25
Coopers Mill (Lee, SC)	(g)	2,199	138	2,337	—	—	2,199	138	2,337	—		2014	38
Drakeford (Lee, SC)	(g)	1,078	—	1,078	—	—	1,078	—	1,078	—		2014	—
Tyndall (Lee, SC)	(g)	1,568	—	1,568	—	—	1,568	—	1,568	—		2014	—
Garrott (Woodruff, AR)	—	3,264	165	3,429	—	—	3,264	165	3,429	—		2014	27
First Midwest Bank note	30,000
Farmer Mac Bond #1	20,700
Farmer Mac Bond #2	5,460
Farmer Mac Bond #3	10,680
Farmer Mac Bond #4	13,400
Farmer Mac Bond #5	30,860
Totals	$113,878	$152,295	$11,150	$163,445	$3,048	$—	$152,295	$14,198	$166,493	$777

(a) The aggregate basis for U.S. federal income tax purposes is $163,463.
(b) Farm is part of a collateral pool for the $30,000 First Midwest Bank note.
(c) Farm is part of a collateral pool for the $20,700 Farmer Mac Bond #1.
(d) Farm is part of a collateral pool for the $5,460 Farmer Mac Bond #2.
(e) Farm is part of a collateral pool for the $10,680 Farmer Mac Bond #3.
(f) Farm is part of a collateral pool for the $13,400 Farmer Mac Bond #4.
(g) Farm is part of a collateral pool for the $30,860 Farmer Mac Bond #5.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(In Thousands)

	Years Ended December 31,
	2014	2013

Real estate:
Balance at beginning of year	$38,806	$37,156
Additions during period
Additions through construction of improvements	46	503
Disposition of improvements	(9)	—
Non cash acquisitions	—	—
Acquisitions through business combinations	127,650	1,147
Balance at end of year	$166,493	$38,806

Accumulated depreciation:
Balance at beginning of year	$450	$302
Disposition of improvements	(2)	—
Additions charged to costs and expenses	329	148
Balance at end of year	$777	$450