Form 10-Q
period 2015-03-31
Farmland Partners Inc.
filed 2015-05-08
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of May 8,  2015,  7,795,336 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31,  2015

Farmland Partners Inc.

Combined Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Land, at cost	$162,930,752	$152,294,899
Grain facilities	2,650,607	2,650,607
Groundwater	5,630,842	5,004,942
Irrigation improvements	5,651,872	5,188,459
Drainage improvements	783,475	783,475
Other	643,574	570,574
Construction in progress	1,927,096	—
Real estate, at cost	180,218,218	166,492,956
Less accumulated depreciation	(950,399)	(777,469)
Total real estate, net	179,267,819	165,715,487
Deposits	946,527	419,548
Cash	18,183,960	33,736,166
Deferred financing fees, net	407,844	364,893
Accounts receivable	113,009	336,919
Accounts receivable, related party	249,778	182,763
Other	310,899	267,431

TOTAL ASSETS	$199,479,836	$201,023,207

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable	$107,776,000	$113,878,300
Dividends payable	1,129,879	1,122,504
Accrued interest	495,878	238,933
Accrued property taxes	280,937	241,221
Deferred revenue (See Note 2)	5,913,183	1,364,737
Accrued expenses	732,830	651,672
Total liabilities	116,328,707	117,497,367

Commitments and contingencies (See Note 7)

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 7,795,336 and 7,731,755 shares issued and outstanding at March 31, 2015 and December 31, 2014 , respectively	75,811	75,175
Additional paid in capital	69,856,630	68,980,437
Retained deficit	(724,633)	(568,192)
Cumulative dividends	(3,034,477)	(2,130,218)
Non-controlling interest in operating partnership	16,977,798	17,168,638
Total equity	83,151,129	83,525,840

TOTAL LIABILITIES AND EQUITY	$199,479,836	$201,023,207

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the three months ended March 31,  2015 and 2014

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
OPERATING REVENUES:
Rental income (See Note 2)	$2,030,146	$635,854
Tenant reimbursements	73,345	49,797
Total operating revenues	2,103,491	685,651

OPERATING EXPENSES
Depreciation and depletion	172,930	39,895
Property operating expenses	200,496	49,797
Acquisition and due diligence costs	10,914	—
General and administrative expenses	875,031	73,295
Legal and accounting	268,175	53,500
Total operating expenses	1,527,546	216,487
OPERATING INCOME	575,945	469,164

OTHER EXPENSE:
Interest expense	772,523	334,574
Total other expense	772,523	334,574

NET (LOSS) INCOME	(196,578)	134,590

Net loss (income) attributable to non-controlling interests - operating partnership	40,137	(134,590)

Net loss attributable to the Company	$(156,441)	$—

Nonforfeitable dividends allocated to unvested restricted shares	(24,856)

Net loss available to common stockholders of Farmland Partners Inc.	$(181,297)

Basic and diluted per common share data:
Basic and diluted net loss available to common stockholders	$(0.02)
Basic and diluted weighted average common shares outstanding	7,530,188

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the three months ended March 31,  2015 and 2014

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(196,578)	$134,590
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and depletion	172,930	39,895
Amortization of deferred financing fees	60,264	14,108
Stock based compensation	239,003	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	156,895	(655,639)
Increase in other assets	(65,505)	—
Increase in accrued interest	256,945	304,647
Decrease in accrued expenses	(259,473)	(25,157)
Increase in deferred revenue	4,548,446	—
Increase in accrued property taxes	36,550	49,797
Net cash provided by (used in) operating activities	4,949,477	(137,759)
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(11,161,947)	—
Construction in progress	(1,687,217)	—
Real estate improvements	(385,454)	—
Net cash used in investing activities	(13,234,618)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on mortgage notes payable	(6,102,300)	(1,006,100)
Payment of financing fees	(42,261)	—
Dividends on common stock	(896,884)	—
Contributions from member	—	1,178,107
Distributions to non-controlling interest in operating partnership	(225,620)	(16,765)
Net cash (used in) provided by financing activities	(7,267,065)	155,242
NET (DECREASE) INCREASE IN CASH	(15,552,206)	17,483
CASH, BEGINNING OF PERIOD	33,736,166	17,805
CASH, END OF PERIOD	$18,183,960	$35,288
Cash paid during period for interest	$455,540	$15,296

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS
Additions to irrigation improvements included in accrued expenses	$239,879	$46,128
Financing fees included in accrued expenses	$60,954	$—
Deposits included in accrued expenses	$39,799	$—
Capitalization of deferred offering costs as a result of pending financing transaction	$—	$526,508
Dividends payable	$1,129,879	$—
Property tax liability acquired in acquisitions	$3,166	$—
Issuance of common stock in conjunction with acquisition	$712,743	$—

See accompanying notes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc. (the “Company”) is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of March 31, 2015, the Company owned or had a controlling interest in a portfolio of 93 farms, as well as six grain storage facilities, which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2015, the Company owned 80.0% of the units of limited partnership interest in the Operating Partnership (“OP Units”).  See Note 8 for additional discussion regarding OP units.

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

On March 16, 2015, the Company formed FPI Agribusiness Inc. as a taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”).  The  TRS was formed to provide purchasing services to the Company’s tenants and to operate a farming business on a small scale (initially on 563 acres).

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

Due to the timing of the IPO and the formation transactions, the results of operations for the three months ended March 31, 2014 reflect the results of operations of FP Land.  The Company’s financial condition as of March 31, 2015 and December 31, 2014 and the results of operations for the three months ended March 31, 2015 reflect the financial condition and results of operations of the Company.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three months ended March 31, 2015 and 2014 is unaudited.  All significant inter-company balances and transactions have been eliminated in consolidation.  The accompanying financial statements for the three months ended March 31, 2015 and 2014 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2015.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of actual operating results for the entire year ending December 31, 2015.

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net (loss) income, equity or cash flows.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When the Company acquires farmland that was previously operated as a rental property, the Company evaluates whether a lease is in place or a crop is being produced at the time of closing of the acquisition.  If a lease is in place or a crop is being produced, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as asset acquisitions.  When the Company acquires farmland in a sale-lease back transaction, the Company accounts for the transaction as an asset acquisition and capitalizes the transaction costs incurred in connection with the acquisition.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

As of March 31, 2015 and December 31, 2014, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Using information available at the time acquisition or due diligence costs are incurred, the Company capitalizes acquisition costs for expected asset acquisitions.  If the asset acquisition is abandoned, the capitalized asset acquisition costs will be charged to acquisition and due diligence costs in the period of abandonment.

Total consideration may include a combination of cash and equity securities.  When equity securities are issued, the Company determines the fair value of the equity securities based on the number of shares of common stock or OP units issued multiplied by the stock price on the date of closing.

Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

Real Estate

The Company’s real estate consists of land, groundwater and improvements made to the land consisting of grain facilities, irrigation improvements, drainage improvements and other improvements. The Company records real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset.  The Company begins depreciating assets when the asset is ready for its intended use.

The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

	Years
Grain facilities	10	-	25
Irrigation improvements	3	-	40
Drainage improvements	27	-	65
Groundwater	3	-	50
Other	7	-	40

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

Cash

The Company’s cash at March 31, 2015 and December 31, 2014 was held in the custody of three financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Deferred Financing Fees

Deferred financing fees include costs incurred by the Company or its predecessor in obtaining debt, which are capitalized and have been allocated to the Company.  During the period ended March 31, 2015, $103,215 in costs were capitalized in conjunction with the issuance of two bonds in April 2015 under the Farmer Mac Facility (as defined below).  During the year ended December 31, 2014, $135,340 and $234,188 in costs were capitalized in conjunction with the modification of the First Midwest Bank debt on April 16, 2014 and the issuance of five bonds under the Farmer Mac Facility, respectively. Deferred financing fees are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company wrote off $12,300 in deferred financing fees in conjunction with the early repayment of debt during the three months ended March 31, 2015. Accumulated amortization of deferred financing fees was $145,404 and $97,439 as of March 31, 2015 and December 31, 2014, respectively.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of March 31, 2015 and December 31, 2014.

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

Leases in place as of March 31, 2015 had terms ranging from one to five years with no renewal options or rent escalations.  The majority of the Company’s leases provide for a fixed cash rent payment.  Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds or a percentage of harvested crops.  Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds is recognized upon notification from the grain facility that grain has been delivered in the Company’s name or when the tenant has notified the Company of the total amount of gross farm proceeds.

Certain of the Company’s leases provide for minimum cash rent plus a bonus based on gross farm proceeds.  Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent.  Bonus rent is recognized upon notification from the tenant of the gross farm proceeds for the year.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (See Note 8).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  When an unvested award is forfeited, the Company recognizes compensation expense for dividends paid on the unvested award.  The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations.  As of March 31, 2015, the Company recorded an increase in stock based compensation of $34,343, as a result of a change in fair value of the unvested shares.

New or Revised Accounting Standards Not Yet Effective

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s combined consolidated financial statements or financial covenants.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Revenue Recognition

The Company typically receives one lease payment per year from tenants either during the first quarter of the year or at the time of acquisition of the related farm.  As such, the rental income received is recorded on a straight-line basis over the lease term.  In the quarter ended March 31,  2015, the Company received full-year rent payments for 2015 of $360,016 under lease agreements entered into in connection with farms acquired during the quarter.  Payments received in advance are included in deferred revenue until they are earned.  At March 31,  2015 and December 31, 2014, the Company had $5,913,183 and $1,364,737 in deferred revenue, respectively.

The following represents a summary of the cash rent received during the three months ended March 31,  2015 and 2014 and the rental income recognized for the three months ended March 31,  2015 and 2014:

	Cash rent received		Rental income recognized
	For the three months ended		For the three months ended
	March 31,		March 31,
	2015	2014	2015	2014

Leases in effect at the beginning of the year	$5,158,817	$34,288	$1,737,395	$635,854
Leases entered into during the year	1,366,685	—	292,751	—

	$6,525,502	$34,288	$2,030,146	$635,854

Future minimum lease payments from tenants under all non-cancelable leases in place as of March 31, 2015, excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for the next four years as of March 31,  2015 are as follows:

Future rental
Year Ending December 31,	payments
Remaining 9 months in 2015	$1,036,348
2016	6,553,251
2017	2,471,164
2018	484,550
$10,545,313

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2015 and 2014, the Company had certain tenant concentrations as set forth in the table below.  Astoria Farms and Hough Farms are related parties (see ‘‘Note 4—Related Party Transactions’’). If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.  The following is a summary of the Company’s significant tenants:

	Rental income recognized
	For the three months ended
	March 31,
	2015		2014

Astoria Farms	$546,876	26.9%	$545,035	85.7%
Hough Farms	123,553	6.1%	73,675	11.6%
Hudye Farms tenant A (1)	201,740	9.9%	—	—%

	$872,169		$618,710

	Cash rent received
	For the three months ended
	March 31,
	2015		2014

Astoria Farms	$2,187,503	33.5%	$—	—%
Hough Farms	528,824	8.1%	—	—%
Hudye Farms tenant A (1)	677,612	10.4%	—	—%

	$3,393,939		$—

(1)	Hudye Farms was acquired in June 12, 2014.

Geographic Risk

Many of the Company’s farms are arranged in geographic clusters spanning two to five nearby counties.  Should a natural disaster occur in an area where several of the properties are located, there could be a material adverse effect on the Company’s financial performance.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the percentage of approximate total acres owned as of March 31, 2015 and 2014 and rental income recorded by the Company for the three months ended March 31, 2015 and 2014 by location of the farm (unaudited):

			Rental income
	Approximate % of total acres		For the three months ended
	as of March 31,		March 31,
Location of Farm	2015	2014	2015	2014

Colorado	39.3%	13.1%	25.6%	—%
Arkansas	16.4%	—%	9.2%	—%
South Carolina	14.8%	—%	18.8%	—%
Illinois	11.6%	78.5%	27.8%	88.4%
Nebraska	6.8%	8.4%	7.2%	11.6%
Mississippi	5.7%	—%	5.7%	—%
Louisiana	4.0%	—%	4.7%	—%
Kansas	1.4%	—%	1.0%	—%
	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

As of March 31, 2015, 15.9% of the acres in the Company’s farm portfolio was rented to and operated by Astoria Farms or Hough Farms, both of which are related parties. Astoria Farms is a partnership in which Pittman Hough Farms, which is 75% owned by Mr. Pittman, has a 33.34% interest. The balance of Astoria Farms is held by limited partnerships in which Mr. Pittman is the general partner. Hough Farms is a partnership in which Pittman Hough Farms has a 25% interest. The aggregate rent recognized by the Company for these entities for the three months ended March 31, 2015 and 2014 was $670,429 and $618,710, respectively. As of March 31, 2015 and December 31, 2014, the Company had accounts receivable from these entities of $249,778 and $182,763, respectively.

For the three months ended March 31, 2015 and 2014, Pittman Hough Farms incurred $0 and $57,558, respectively, in professional fees on behalf of the Company.

American Agriculture Corporation (‘‘American Agriculture’’) is a Colorado corporation that is 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company. On April 16, 2014, the Company entered into a shared services agreement with American Agriculture pursuant to which the Company paid American Agriculture an annual fee of $175,000 in equal quarterly installments in exchange for management and accounting services.  The agreement was terminated effective as of December 31, 2014, by mutual agreement of both parties.

The Company reimbursed American Agriculture $16,816 for general and administrative expenses during the three months ended March 31, 2015, which are included in general and administrative expenses in the combined consolidated statements of operations.  As of March 31, 2015 and December 31, 2014, the Company had outstanding payables to American Agriculture of $9,788 and $49,160, respectively.

On April 16, 2014, the Company entered into a consulting agreement with Mr. Hough pursuant to which the Company pays Mr. Hough an annual fee of $75,000 in equal quarterly installments.  In February 2015, the Company increased the annual fee to $125,000, effective April 16, 2015.  The Company incurred $18,750 in fees related to the consulting agreement during the three months ended March 31, 2015. The Company did not incur any such fees during the three months ended March 31, 2014. As of March 31, 2015 and December 31, 2014, the Company had outstanding payables to Mr. Hough of $0 and $18,750, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

On March 21, 2014 and April 16, 2014, the Company and FP Land entered into reimbursement agreements with Pittman Hough Farms to reimburse Pittman Hough Farms for costs incurred to complete the IPO and the FP Land Merger.  The amount of the costs that were reimbursed was reduced by interest expense of $78,603 related to outstanding debt at the time of the FP Land Merger, which was accrued by FP Land as of December 31, 2013.  The aggregate net reimbursable amount under the agreements was $1,361,321.  On June 9, 2014, the Company and the Operating Partnership entered into an additional reimbursement agreement with Pittman Hough Farms for $51,537 in professional fees incurred prior to the IPO.

Note 5—Real Estate

As of March 31, 2015, the Company owned 93 separate farms, as well as six grain storage facilities, which have been acquired since December 2000.

During the three months ended March 31, 2015, the Company acquired the following farms:

			Total
		Date	approximate	Purchase	Acquisition
Acquisitions	Location	acquired	acres	price	costs	Type of Acquisition

Swarek	Quitman, MS	1/14/2015	850	$3,511,919	$5,819	Asset acquisition
Stonington Bass	Baca, CO	2/18/2015	997	2,079,000	1,277	Business combination
Benda Butler	Butler, NE	2/24/2015	73	605,799	1,393	Asset acquisition
Benda Polk	Polk, NE	2/24/2015	123	860,998	1,748	Asset acquisition
Timmerman (1)	Yuma, CO	3/13/2015	315	2,026,220	477	Asset acquisition
Cypress Bay	Bamberg, SC	3/13/2015	502	2,303,573	3,573	Asset acquisition
			2,860	$11,387,509	$14,287

(1)	On March 13, 2015, the Company issued 63,581 shares of common stock (with a fair value of $712,743, as of the date of closing) as partial consideration for the acquisition of the Timmerman farm.

The preliminary allocation of purchase price for the farms acquired during the three months ended March 31, 2015 are as follows:

	Land	Groundwater	Irrigation Improvements	Other	Accrued property taxes	Total

Swarek	$3,470,706	$—	$41,213	$—	$—	$3,511,919
Stonington Bass	1,994,800	—	79,600	4,600	—	2,079,000
Benda Butler	606,566	—	—	—	(767)	605,799
Benda Polk	861,714	—	—	—	(716)	860,998
Timmerman	1,365,403	625,900	36,600	—	(1,683)	2,026,220
Cypress Bay	1,959,173	—	276,000	68,400	—	2,303,573
	$10,258,362	$625,900	$433,413	$73,000	$(3,166)	$11,387,509

The allocation of the purchase price for the farms acquired during the three months ended March 31, 2015 is preliminary and may change during the measurement period if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the date of acquisition.  The real estate acquired in business combinations during the three

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

months ended March 31, 2015 contributed $0 to total revenue and $2,471 to the net loss (including related real estate acquisition costs of $1,277) for the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company accounted for the Stonington Bass farm as a business combination.  However, as historical results for the farm were not available, the Company has not included unaudited pro forma financial information reflecting the pro forma results as if the farm had been acquired on January 1, 2014.

Note 6—Mortgage Notes and Bonds Payable

As of March 31, 2015 and December 31, 2014, the Company had the following indebtedness outstanding:

									Book
			Annual						Value of
			Interest						Collateral
			Rate as of	Principal Outstanding as of					as of
Loan	Payment Terms	Interest Rate Terms	March 31, 2015	March 31, 2015		December 31, 2014		Maturity	March 31, 2015
First Midwest Bank	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	$676,000	(a)	$754,000	(a)	June 2016	$1,073,167	(b)
First Midwest Bank	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	26,000,000	(a)	30,000,000	(a)	March 2016	24,061,440	(c)
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700,000		20,700,000		September 2017	31,958,411
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460,000		5,460,000		October 2017	9,012,119
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680,000		10,680,000		November 2017	10,742,092
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400,000		13,400,000		December 2017	23,565,007
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860,000		30,860,000		December 2017	52,888,112
Tindall	Principal at maturity	0.00%	—	—		1,180,800		January 2015	—
Beck	Principal at maturity	0.00%	—	—		563,500		January 2015	—
Mentink	Principal at maturity	0.00%	—	—		280,000		January 2015	—
Total				$107,776,000		$113,878,300			$153,300,348

(a)	Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million.
(b)	The book value of collateral as of December 31, 2014 was $1,073,167.
(c)	The book value of collateral as of December 31, 2014 was $26,410,132.

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

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (as amended, the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30.8 million. The Company capitalized $135,340 in financing fees related to the modification of the loan.  In connection with the Loan Agreement, PH Farms LLC and Cottonwood Valley Land, LLC, which are wholly owned subsidiaries of the Operating Partnership, unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement.  In addition, Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

the Loan Agreement.  In conjunction with the modification, other than combining the two First Midwest Bank notes into one master note with two tranches, no other material terms were modified.

On February 24, 2015, the Company amended the Loan Agreement to revise the financial covenants (as defined below) and repaid $3.08 million of the First Midwest Bank debt.   The Company did not incur any prepayment penalties in conjunction with the repayment.

The collateral for the Company’s indebtedness consists of real estate and related farm rents, including farms, grain facilities and any other improvements present on such real estate.

The Loan Agreement includes standard acceleration clauses triggered by default under certain provisions of the note.

Under the Loan Agreement, the Company is subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum leverage ratio of 0.60 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00.  Each covenant is measured annually as of December 31st of each year.  Additionally, the Company is required to maintain a minimum account balance of $500,000 during the term of the agreement.   The Company was in compliance with all applicable covenants at March 31, 2015.

Farmer Mac Facility

The Company and the Operating Partnership are parties to a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (as amended, the “Farmer Mac Facility”) that has a maximum borrowing capacity of $150.0 million.  Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by the Company. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below.  Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

As of March 31, 2015, the Operating Partnership had $81.1 million outstanding under the Farmer Mac Facility and had $68.9 million of remaining capacity, subject to availability of qualifying collateral.  As of March 31, 2015, the Operating Partnership had $28.4 million in real property valued according to the criteria set forth in the agreement with Farmer Mac, with an effective loan to value of 60%, which could be collateralized against the Farmer Mac Facility, resulting in $17.0 million in available borrowing capacity.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth of $60.8 million. The Company was in compliance with all applicable covenants at March 31, 2015.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

On April 7, 2015, the Operating Partnership issued a $14.9 million, interest-only bond under the Farmer Mac Facility. The bond has a ten-year term and has a fixed interest rate of 3.69%.

On April 10, 2015, the Operating Partnership issued a $11.2 million, interest-only bond under the Farmer Mac Facility. The bond has a ten-year term and has a fixed interest rate of 3.68%.

Aggregate Maturities

As of March 31, 2015, aggregate maturities of long-term debt for the succeeding years are as follows:

Year Ending December 31,
Remaining 9 months in 2015	$26,000
2016	26,650,000
2017	81,100,000
$107,776,000

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

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2015 and December 31, 2014, the fair value of the mortgage notes payable was $107.8 million and $113.6 million, respectively.

Note 7—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

A sale of any of the Contributed Properties that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions. Furthermore, if any such sale or defeasance is foreseeable, the Company is required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Operating Partnership units.

During the first quarter of 2015, the Company entered into purchase agreements with unrelated third-parties to acquire the following farms, which had not closed as of March 31, 2015:

		Total
		approximate
Farm Name	County	acres	Purchase price
Nebraska Battle Creek Farms (5 farms)	Madison, NE	1,117	$9,022,595
Northeast Nebraska Farms (6 farms)	Pierce, NE	1,160	8,981,209
Sutter Farm	Yuma, CO	322	2,000,000
Bobcat Farm	St. Francis, AR	934	3,024,750
Drury Farm	Yuma, CO	160	950,000
Swindoll Darby Farm	Tunica, MS	359	1,466,250
Justice Farms	(1)	15,042	(2)
		19,094	$25,444,804

(1)	The Justice farms are located in Beaufort, Currituck, Pamlico, Pasquotank and Perquimans counties, NC; Marlboro county, SC; and Chesapeake, VA.
(2)	The purchase price consists of $49.8 million in cash, 824,398 shares of common stock and 1,993,709 OP units.

Subsequent to March 31, 2015, the Company completed the Nebraska Battle Creek Farms, Northeast Nebraska Farms, Sutter, Bobcat and Drury farm acquisitions. The Company will account for the Sutter acquisition as an asset acquisition and all others as business combinations.  The initial accounting for the Sutter, Bobcat and Drury farms is not yet complete, making certain disclosures unavailable at this time.  The remaining pending acquisitions are expected to close in the second quarter of 2015, subject to the satisfaction of certain customary closing conditions.

The preliminary allocation of purchase price for the Nebraska Battle Creek Farms and Northeast Nebraska Farms is as follows and may change during the measurement period if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date:

	Land	Irrigation Improvements	Accounts Receivable	Accrued Property Taxes	Lease Intangibles	Total
Nebraska Battle Creek Farms	$8,756,895	$339,000	$37,375	$(21,725)	$(88,950)	$9,022,595
Northeast Nebraska Farms	8,873,203	235,800	29,933	(16,080)	(141,647)	8,981,209
	$17,630,098	$574,800	$67,308	$(37,805)	$(230,597)	$18,003,804

On April 10, 2015, the Operating Partnership issued an aggregate of 238,587 OP units with a fair value of $2.8 million, as of the date of closing, as partial consideration in connection with its acquisition of Nebraska Battle Creek Farms and Northeast Nebraska Farms.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The Company accounted for the Nebraska Battle Creek Farms and Northeast Nebraska Farms (collectively the “Farms”) as business combinations.  The unaudited pro forma financial information is presented below as if the Farms acquired subsequent to March 31, 2015 had been acquired on January 1, 2014.

	For the three months ended
	March 31,
Proforma (unaudited)	2015	2014
Total operating revenue	$2,257,038	$896,847
Net (loss) income	$(89,295)	$303,101

Earnings per share basic and diluted
Loss per share attributable to common stockholders	$(0.01)
Weighted-average number of common shares - basic and diluted	7,530,188

Note 8—Stockholders’ Equity

The following table summarizes the changes in our stockholders’ equity for the three months ended March 31, 2015:

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional		Distributions	Interest in	Total
			Paid-in	Retained	in Excess of	Operating	Stockholders’
	Shares	Par Value	Capital	Deficit	Earnings	Partnership	Equity

Balance at December 31, 2014	7,731,755	$75,175	$68,980,437	$(568,192)	$(2,130,218)	$17,168,638	$83,525,840

Net loss	—	—	—	(156,441)	—	(40,137)	(196,578)
Grant of unvested restricted stock	3,214	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3,214)	—	(9,773)				(9,773)
Stock based compensation	—	—	248,776	—	—	—	248,776
Dividends accrued or paid	—	—	—	—	(904,259)	(225,620)	(1,129,879)
Issuance of stock as consideration in real estate acquisition	63,581	636	712,107	—	—	—	712,743
Allocation of non-controlling interest in Operating Partnership	—	—	(74,917)	—	—	74,917	—
Balance at March 31, 2015	7,795,336	$75,811	$69,856,630	$(724,633)	$(3,034,477)	$16,977,798	$83,151,129

As of March 31, 2015, the Company had 9,740,336 fully diluted outstanding shares, including OP units and restricted shares of common stock.

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership. As of March 31, 2015, the Company owned 80.0% of the outstanding OP units and the remaining 20.0% of the OP units were owned by Pittman Hough Farms, which is included in Non-controlling interest in Operating Partnership on the balance sheet.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions.  The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of the issuance of stock compensation and the shares issued as partial consideration for the acquisition, which caused changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership that occurred during the three months ended March 31, 2015, the Company has increased non-controlling interests in the Operating Partnership and decreased additional paid in capital by approximately $.07 million for the three months ended March 31, 2015.

Distributions

Our Board of Directors declared and paid the following distributions to common stockholders and holders of OP units for the year ended December 31, 2014 and the three months ended March 31, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share

2014	May 14, 2014	July 1, 2014	July 15, 2014	$0.105
	August 5, 2014	October 1, 2014	October 15, 2014	0.105
	November 20, 2014	January 2, 2015	January 15, 2015	0.116
				$0.326

2015	February 25, 2015	April 1, 2015	April 15, 2015	$0.116
				$0.116

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of our dividends may be characterized as capital gains or return of capital.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Stock Repurchase Plan

On October 29, 2014, the Company announced that the Board of Directors approved a program to repurchase up to $10 million in shares of the Company’s common stock.  Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18, under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy, and other relevant factors.  This share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion.  The Company expects to fund repurchases under the program using cash on its balance sheet.  No repurchases had been made as of March 31, 2015.

Equity Incentive Plan

The Company may issue equity-based awards to officers, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units.  The terms of each grant are determined by the compensation committee of the Board of Directors.  As of March 31, 2015, there were 13,717 of shares available for future grant under the Plan.

From time to time, the Company may award non-vested shares under the Plan, as compensation to officers, employees, non-employee directors and non-employee contractors. The shares vest over a period of time as determined by the Compensation Committee of the Board of Directors at the date of grant. The Company recognizes compensation expense for awards issued to officers, employees and non-employee directors for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.  The Company recognizes compensation expense for awards issued to non-employee consultants in the same period and in the same manner as if the Company paid cash for the underlying services.

On February 25, 2015, the Company granted 3,214 restricted shares of common stock, having an aggregate grant date fair value of $35,836, to a newly appointed independent director.  The restricted shares vest ratably over a three-year vesting period, subject to continued service as a director.

On February 25, 2015, 3,214 restricted shares of common stock, were forfeited by an independent director who resigned from the Company’s Board of Directors.  The Company had recorded $10,820 in stock based compensation and paid $1,047 in dividends.  In conjunction with the forfeiture of restricted shares, the Company reversed $9,773 in previously recorded compensation, net of the dividends paid to the director.

A summary of the non-vested shares as of March 31, 2015 is as follows:

		Weighted
	Number of	average grant
	shares	date fair value

Unvested at January 1, 2015	214,283	$14.00
Granted on February 25, 2015	3,214	11.15
Vested	—	—
Forfeited	(3,214)	(14.00)
Unvested at March 31, 2015	214,283	$13.96

For the three months ended March 31, 2015, the Company recognized approximately $0.2 million of stock-based compensation expense related to these restricted stock awards.  As of March 31, 2015, there was $2.0 million of total

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

unrecognized compensation costs related to non-vested stock awards.  As of March 31, 2015, these costs were expected to be primarily recognized over a weighted-average period of 2.1 years.

On May 5, 2015, the Company’s stockholders approved the Amended and Restated 2014 Equity Incentive Plan (the “Amended Plan”). The Amended Plan increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 615,070 shares (including the 214,283 shares of restricted common stock that have been granted to the Company’s executive officers, the Company’s non-executive directors and Jesse J. Hough, the Company’s consultant, and 400,787 shares reserved for potential future issuance).

Earnings per Share

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 1,945,000 for the three months ended March 31, 2015.

For the three months ended March 31, 2015, diluted weighted average common shares do not include the impact of certain unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2015, there were 214,283 anti-dilutive compensation-related shares outstanding.

The computation of basic and diluted earnings per share is as follows:

For the
For the three months ended
March 31,
2015

Numerator:
Net loss attributable to Farmland Partners Inc.	$(156,441)
Less: Dividends paid on unvested restricted shares	(24,856)
Net loss attributable to common stockholders	$(181,297)

Denominator:
Weighted-average number of common shares - basic	7,530,188
Unvested restricted shares (1)	—
Weighted-average number of common shares - diluted	7,530,188

Loss per share attributable to common stockholders - basic and diluted	$(0.02)

(1)   Anti-dilutive for the three months ended March 31, 2015.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Subsequent Events

See Note 6 for subsequent bond issuances under the Farmer Mac Facility.

See Note 7 for subsequent real estate acquisitions.

See Note 8 for subsequent issuances of OP units and an amendment to the Plan to increase the number of shares available for future issuance.

In April 2015, FPI Agribusiness entered into marketing contracts to sell 25,000 bushels of corn in the fourth quarter of 2015, to protect against the crop exposure from farming operations.  The contracts will be accounted for using the normal purchase and sales exception for hedge accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our combined consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities Exchange Commission (“SEC”) on March 3, 2015 (“the “Annual Report”), which is accessible on the SEC’s website at www.sec.gov.  The terms “Company,” “we,” “our” and “us” refer to Farmland Partners Inc. and its consolidated subsidiaries except where the context otherwise requires.

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of May 8, 2015, our portfolio consists of 107 farms in Illinois, Nebraska, Colorado, Arkansas, Louisiana, Kansas and Mississippi totaling approximately 53,038 acres, including 14 farms totaling 3,693 acres acquired subsequent to March 31,  2015.  The substantial majority of our farms are devoted to primary crops, such as corn, soybeans and wheat, because we believe primary crop farmland is likely to provide attractive risk-adjusted returns over time through a combination of stable rental income generation and value appreciation.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), a  Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries.    As of March 31,  2015,  we owned 80.0% of the units of limited partnership interest (“OP units”) in the Operating Partnership.

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

We intend to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

Recent Developments

Completed Acquisitions

Since December 31, 2014, we have completed eleven acquisitions.  The consideration on the Timmerman, Nebraska Battle Creek Farms and Northeast Nebraska Farms included 63,581 shares of common stock and 118,634 and 119,953 OP units, respectively.

		Date	Approximate	Purchase
Acquisitions	Location	acquired	acres	price

Swarek	Quitman, MS	1/14/2015	850	$3,511,919
Stonington Bass	Baca, CO	2/18/2015	997	2,079,000
Benda Butler	Butler, NE	2/24/2015	73	605,799
Benda Polk	Polk, NE	2/24/2015	123	860,998
Timmerman	Yuma, CO	3/13/2015	315	2,026,220
Cypress Bay	Bamberg, SC	3/13/2015	502	2,303,573
Nebraska Battle Creek Farms (5 farms)	Madison, NE	4/10/2015	1,117	9,022,595
Northeast Nebraska Farms (6 farms)	Pierce, NE	4/10/2015	1,160	8,981,209
Sutter Farm	Yuma, CO	4/17/2015	322	2,000,000
Bobcat Farm	St. Francis, AR	4/30/2015	934	3,024,750
Drury Farm	Yuma, CO	4/10/2015	160	950,000
			6,553	$35,366,063

Properties under Contract

We have entered into purchase agreements with unrelated third parties to acquire the following farms:

		Approximate	Purchase
Acquisitions	Location	acres	price
Swindoll Darby Farm	Tunica, MS	359	$1,466,250
Justice Farms (3)	(1)	15,042	(2)
		15,401	$1,466,250

(1)	The Justice farms are located in Beaufort, Currituck, Pamlico, Pasquotank and Perquimans counties, NC; Marlboro county, SC; and Chesapeake, VA.
(2)	The purchase price consists of $49.8 million in cash, 824,398 shares of common stock and 1,993,709 OP units.
(3)	The initial annual cash rent is expected to be $4.3 million.

These acquisitions are expected to close in the second quarter of 2015, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Taxable REIT Subsidiary

FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), operates 563 acres of farmland in Nebraska, owned by the Company. FPI Agribusiness plans to enter into a custom farming arrangement with Hough Farms. In April 2015, FPI Agribusiness entered into marketing contracts to sell corn in the fourth quarter of 2015 to protect against the crop exposure from farming operations. Additionally, the TRS plans to operate a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing abilities and create cost savings through bulk orders.

FPI Agribusiness will account for farming operations as follows:

Inventories will consist primarily of corn and soybean (or “grain”) held for sale as well as growing crops. Grain held for sale is valued using the farm price method. Under this method, harvested inventory is valued at market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs. We will record the grain held for sale in inventory. The farm price method may be used when the following three criteria are met:

1.	The product has a reliable, readily determinable and realizable market price. We will produce corn and soybeans, which are priced by the Chicago Board of Trade.
2.	The product has relatively insignificant and predictable costs of disposal. The only cost of disposal is the cost of transportation to a delivery site, which is insignificant and predictable.
3.	The product is available for immediate delivery. We may have on-farm storage for grain inventory that can be delivered any business day to a buyer.

Costs of growing crops are accumulated until the time of harvest and are reported at the lower of cost or market (based on exchange-quoted prices, adjusted for differences in local markets, or market transactions). The costs of growing crops include direct costs, such as seed, chemicals and fertilizer, and indirect costs, such as fuel, repairs and labor, attributable to the work in process of the production of corn and soybeans on a growing season basis. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year.

Financing Activity

The Company and the Operating Partnership are parties to a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser, regarding a secured note purchase facility (as amended, the “Farmer Mac Facility”) that has a maximum borrowing capacity of  $150.0 million. As of March 31, 2015, the Company had $81.1 million outstanding under the Farmer Mac Facility. Since April 1, 2015, the Company has issued two bonds totaling $26.1 million.    See “Liquidity and Capital Resources” for further details regarding the current year issuances.

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

Lease Expirations

Farm leases are often short-term in nature.  Our portfolio, as of March 31,  2015, had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

		% of		% of
	Approximate	approximate	Annual	annual
Year Ending December 31,	acres	acres	cash rents	cash rents
2015	9,700	23.0%	$1,747,687	21.1%
2016	22,628	53.5%	4,082,088	49.1%
2017	8,545	20.2%	2,183,864	26.3%
2018	1,387	3.3%	287,300	3.5%
	42,260	100.0%	$8,300,939	100.0%

We are currently negotiating leases on 640 acres, have 5,882 acres which have lease payments based on a percentage of farming revenues and have 563 acres that are leased to our taxable REIT subsidiary, which are not included in the table above.  We expect market rents in the coming year to be consistent with expiring rents.

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

The leases for the majority of the properties in our portfolio provide that tenants must pay us 100% of the annual rent in advance of each spring planting season.  As a result, we collect 100% of the annual rent in the first calendar quarter of each year for the majority of the farms in our portfolio.  We believe our use of leases pursuant to which 100% of the annual rent is payable in advance of each spring planting season substantially mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.

Expenses

All of the leases for our portfolio are, and we expect that substantially all of the leases for farmland we acquire in the future will be, structured in such a way that we are responsible for major maintenance, insurance and taxes (which are generally reimbursed to us by our tenants) while our tenant is responsible for minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. As the owner of the land, we generally only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities or other physical structures customary for farms. In cases where capital expenditures are necessary, we typically seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also incur the costs associated with maintaining liability and casualty insurance.

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

Crop Prices

Our exposure to short-term crop price declines through our leases with related and third party tenants is limited. The lease agreements with some of our tenants provide for a rent determined as a percentage of the farm’s gross proceeds, but even in those cases our downside is generally limited by crop insurance, hedging or a minimum rent. In addition, the impact of weaker crop prices is often offset by the higher crop yields that generally accompany lower crop prices.

Our exposure to short-term crop price fluctuations, related to farming operations, is generally limited by current marketing contracts or other hedging arrangements which the Company may enter into throughout the growing season.

In April 2015, FPI Agribusiness entered into marketing contracts to sell 25,000 bushels of corn in the fourth quarter of 2015 to protect against the crop exposure from farming operations.

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts or civil unrest. Prices for many annual crops, and particularly corn, experienced significant declines in 2014, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for annual crops represented a correction to historical norms (adjusted for inflation) and that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical combined consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

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

Real Estate Acquisitions

We account for all acquisitions in accordance with the business combinations standard. When we acquire farmland that was previously operated as a rental property, we evaluate whether a lease is in place or a crop is being produced at the time of closing of the acquisition.  If a lease is in place or a crop is being produced at the time of acquisition,  we account for the transaction as a business combination and charge the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as asset acquisitions.  When we acquire farmland in a sale-lease back transaction with newly originated leases entered into with the seller, we account for the transaction as an asset acquisition and capitalize the transaction costs incurred in connection with the acquisition.

Upon acquisition of real estate, we allocate the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land as if it were unimproved. We value improvements, including grain facilities, at replacement cost as new adjusted for depreciation. Management’s estimates of land value are made using a comparable sales analysis. Factors considered by management in its analysis include soil types and water availability, the sale prices of comparable farms, and the replacement cost and residual useful life of land improvements. Management’s estimates of groundwater value are made using historical information obtained regarding the applicable aquifer.  Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource.  If the aquifer is a replenishing resource, no value is allocated to the groundwater.  We have not previously acquired properties subject to above or below market leases. If above and below market leases are acquired, we will value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

As of March 31,  2015 and December 31, 2014,  we did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as adjustments to depreciation and amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Total consideration for acquisitions may include a combination of cash and equity securities.  When equity securities are issued, we determine the fair value of the equity securities based on the number of shares of common stock or OP units issued multiplied by the stock price on the date of closing.

Using information available at the time of acquisition, we allocate the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.

Real Estate

Our real estate consists of land and improvements made to the land consisting of grain facilities, irrigation improvements, groundwater, other assets and drainage improvements. We record real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We begin depreciating assets when the asset is ready for its intended use.  We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 10-25 years for grain facilities, 3-40 years for irrigation improvements, 3-50 years for groundwater, 7-40 years for other acquired assets and 27-65 years for drainage improvements. We periodically evaluate the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

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

The leases in the period ended March 31, 2015 had terms ranging from one to five years with no renewal options or rent escalations. The majority of our leases provide for a fixed cash rent payment.  Tenant leases on acquired farms generally require the tenant to pay us rent for the entire initial year if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, we may receive a partial rent payment or no rent payment at all.

Certain of our leases provide for minimum cash rent plus a bonus based on gross farm proceeds.  Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent.  Bonus rent is recognized upon notification from the tenant of the gross farm proceeds for the year.

Certain of our leases provide for a rent payment determined as a percentage of the gross farm proceeds or a percentage of harvested crops.  Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds is recognized upon notification from the grain facility that grain has been delivered in our name or when the tenant has notified us of the total amount of gross farm proceeds.

Tenant reimbursements include reimbursements for real estate taxes that tenants pay in accordance with the terms of the lease.  Taxes paid by us and their subsequent reimbursement are recognized under property operating expenses as incurred and tenant reimbursements as earned or contractually due, respectively.

Income Taxes

As a REIT, we will be permitted to deduct dividends paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

When we acquire a property in a business combination, we evaluate such acquisition for any related deferred tax assets or liabilities and determine if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, we evaluate the required holding period, generally 5-10 years and determine if they have the ability and intent to hold the underlying assets for the necessary holding period.  If we have the ability to hold the underlying assets for the required holding period no deferred tax liability will be recorded with respect to the built-in gain.

New or Revised Accounting Standards Not Yet Effective

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material effect on our combined consolidated financial statements or financial covenants.

Results of Operations

Comparison of the three months ended March 31,  2015 to the three months ended March 31,  2014

``
	For the three months ended March 31,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Rental income	$2,030,146	$635,854	$1,394,292	219.3%
Tenant reimbursements	73,345	49,797	23,548	47.3%
Total operating revenues	2,103,491	685,651	1,417,840	206.8%

OPERATING EXPENSES
Depreciation and depletion	172,930	39,895	133,035	333.5%
Property operating expenses	200,496	49,797	150,699	302.6%
Acquisition and due diligence costs	10,914	—	10,914	NM
General and administrative expenses	875,031	73,295	801,736	1,093.8%
Legal and accounting	268,175	53,500	214,675	401.3%
Total operating expenses	1,527,546	216,487	1,311,059	605.6%
OPERATING INCOME	575,945	469,164	106,781	22.8%

OTHER (INCOME) EXPENSE:
Interest expense	772,523	334,574	437,949	130.9%
Total other (income) expense	772,523	334,574	437,949	130.9%

NET (LOSS) INCOME	$(196,578)	$134,590	$(331,168)	(246.1)%

NM = Not Meaningful

Our rental income for the period presented was impacted by five acquisitions made during the first quarter of 2015 and 29 acquisitions completed in the last three quarters of 2014. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of the both periods  presented. The same-property portfolio for the periods presented includes the 38 farms and three grain storage facilities contributed to us by our Predecessor at the time of the IPO.

Total rental income increased $1,394,292, or 219.3%, for the three months ended March 31,  2015, as compared to the three months ended March 31,  2014, primarily resulting from the completion of 34 acquisitions during the last three quarters of 2014 and the first quarter of 2015.  For the three months ended March 31,  2015, the average annual rent for the entire portfolio decreased to $192 per acre from $367 per acre for the same period in 2014 as a result of diversification of our portfolio to markets characterized by lower farmland purchase prices and rents per acre.

Rental income for the same-property portfolio increased to $637,891, for the three months ended March 31,  2015,  from $635,858 for the three months ended March 31,  2014, as a result of average annual rent for the same-property portfolio increasing to $361 per acre for the three months ended March 31,  2015 from $360 per acre for the same period in 2014.  The increase is a result of an increase in the average annual rent of $4 per acre for 14 farms totaling 2,097 acres whose respective leases expired at the end of 2014.

In 2014, leases that provide for tenant payment of property taxes, required the tenant to reimburse us for the amount we will pay in 2015.  We accrued the expected tenant reimbursements for the year ended December 31, 2014, which are expected to be paid in 2015.  As a result, tenant reimbursements increased $23,548 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, and property operating expenses increased $150,699 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, of which $132,000 is attributable to acquired properties since March 31, 2014.

Depreciation and depletion expense increased $133,035, or 333.5%, for the three months ended March 31,  2015, as compared to the three months ended March 31,  2014 as a result of  acquiring $10.3 million in depreciable assets in 2014 and $1.2 million in depreciable assets in the first quarter of 2015.

Acquisition and due diligence costs increased $10,914,  for the three months ended March 31, 2015, as a result of $1,277 in costs directly related to the one business combination completed in the first quarter of 2015 and $9,637 in costs directly related to asset acquisitions that were abandoned and due diligence efforts on other prospective business combinations.

General and administrative expenses increased $801,736 for the three months ended March 31,  2015, as compared to the three months ended March 31,  2014.  The increase in general and administrative expenses was a result largely of the beginning of our operations as a  publicly traded company and our subsequent growth. During the three months ended March 31, 2015, employee compensation expenses increased $386,000 as compared with the same period in 2014, as we did not have any employees prior to the IPO. In addition, during the three months ended March 31, 2015, we incurred $19,000 in expenses related to our consulting agreement with Jesse J. Hough. In addition for the three months ended March 31, 2015, we incurred $239,000 in stock based compensation and $69,000 in Board of Director costs.

Legal and accounting expenses increased $214,675, for the three months ended March 31,  2015, as compared to the three months ended March 31,  2014, primarily as a result of becoming a public company.

Interest expense increased by $437,949, or 130.9%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as a result of an increase in interest related to the Farmer Mac Facility of $504,000 and an increase in the amortization of deferred financing fees of $60,000, which was offset by interest savings of $112,000 as a result of repaying $12.2 million in outstanding debt in conjunction with the completion of the IPO.  Additionally, we expect interest expense to increase in future periods as a result of existing issuances, and to the extent we make additional issuances, under the Farmer Mac Facility.  As of March 31, 2015, we had $81.1 million outstanding under the Farmer Mac Facility.

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

We intend to utilize the Farmer Mac Facility, which has a maximum borrowing capacity of $150 million, to help fund future acquisitions.  As of March 31, 2015, we had $81.1 million outstanding under the Farmer Mac Facility and had  $68.9 million of remaining capacity, subject to availability of qualifying collateral.  As of March 31, 2015, we had $28.4 million in real property valued according to the criteria set forth in the agreement with Farmer Mac, with an effective loan to value of 60%, which could be collateralized against the Farmer Mac Facility, resulting in $17.0 million in available borrowing capacity.

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

Consolidated Indebtedness

Multi-Property Loan

In connection with the IPO and our formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30.8 million (together, the “Multi-Property Loan”). The Multi-Property Loan is secured by first mortgages and assignments of rents encumbering 24 of our farms and two of our grain storage facilities.

The Multi-Property Loan (i) has a maturity date of March 6, 2016, with respect to $30 million of the loan, and June 28, 2016, with respect to the balance, (ii) bears interest at a rate per annum equal to the one-month LIBOR plus 2.59%, but in any event not less than a rate per annum of 2.80%, and (iii) requires us to make quarterly interest payments on the 30th day of each calendar quarter and principal payments of $1,000,000 on March 6, 2016, and $26,000 on each of June 16, 2015 and June 16, 2016.

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

In connection with the Loan Agreement, two wholly owned subsidiaries of the Operating Partnership unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement. In addition, Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer, and Jesse J. Hough, our consultant, unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under the Loan Agreement.    On February 24, 2015, we amended the Loan Agreement to revise the financial covenants as described below.

Under the Loan Agreement, we are subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum leverage ratio of 0.60 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00.  Each covenant is measured annually as of December 31st of each year.  Additionally, we are required to maintain a minimum account balance of $500,000 during the term of the agreement.    We were in compliance with all applicable covenants at March 31, 2015.

Farmer Mac Facility

We entered into the Bond Purchase Agreement with Farmer Mac and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured bond purchase facility that has a maximum borrowing capacity of $150.0 million. Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth. We were in compliance with all applicable covenants at March 31,  2015.

In connection with the Bond Purchase Agreement, on August 22, 2014,  we and the Operating Partnership also entered into a pledge and security agreement (the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which we and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bond held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, we agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans. As of March 31, 2015, we had $81.1 million outstanding under the Farmer Mac Facility.

On April 7, 2015, the Operating Partnership issued a $14.9 million, interest-only bond under the Farmer Mac Facility. The bond has a ten-year term and has a fixed interest rate of 3.69%.

On April 10, 2015, the Operating Partnership issued a $11.2 million, interest-only bond under the Farmer Mac Facility. The bond has a ten-year term and has a fixed interest rate of 3.68%.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31,  2015 and 2014:

	For the three months ended March 31,
	2015	2014

Net cash provided by (used in) operating activities	$4,949,477	$(137,759)
Net cash used in investing activities	$(13,234,618)	$—
Net cash (used in) provided by financing activities	$(7,267,065)	$155,242

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

As of March 31,  2015, we had $18,183,960 of cash and cash equivalents compared to $35,288 at March 31, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $5,087,236, primarily as a result of receiving $6.5 million in cash rents for the three months ended March 31,  2015, receiving a $250,000 refund of a deposit, partially offset by a $304,000 increase in employee compensation, payments of $350,000 on other accruals, as well as $560,000 in additional operating costs directly related to becoming a public company and an increase in cash paid for interest of $440,000 for the three months ended March 31,  2015, as compared to the three months ended March 31,  2014, as a result of the timing of interest payments on indebtedness, an increase in outstanding indebtedness of $78.0 million and the payoff of $12.3 million of outstanding indebtedness in 2014.

Cash Flows from Investing Activities

Net cash used for investing activities increased $13,234,618 as compared to the three months ended March 31,  2014,  primarily as a result of acquiring five farms in 2015 for aggregate cash consideration of $10.7 million.  The Company also incurred $2.1 million for real estate improvements and made deposits and paid due diligence costs on potential farm acquisitions of $487,000.

Cash Flows from Financing Activities

Net cash used in financing activities increased $7,422,307 primarily as a result of a $3.08 million prepayment on the First Midwest bank debt, $2.3 million in other contractual debt payments made during the three months ended March 31, 2015 compared to $1.0 million in contractual debt payments made during the three months ended March 31, 2014 and dividend payments of $1.1 million to common stockholders and OP unitholders made during the three months ended March 31, 2015 compared to net contributions from members of $1.2 million during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31,  2015, we did not have any off-balance sheet arrangements.

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

•

Common shares fully diluted.  In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes shares of common stock , OP units and unvested restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company.

The following table sets forth a reconciliation of Net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended March 31,
	2015	2014
Net (loss) income	$(196,578)	$134,590
Depreciation and depletion	172,930	39,895
FFO	(23,648)	174,485

Crop year adjusted revenue	69,857	—
Stock based compensation	239,003	—
Real estate acquisition related audit fees	70,000	—
Real estate related acquisition and due diligence costs	10,914	—
AFFO	$366,126	$174,485

AFFO per diluted weighted average share data:

AFFO common shares	9,689,471
U.S. GAAP loss per share	$(0.02)
Income available to non-controlling interest in Operating Partnership	-
Depreciation and depletion	0.02
Crop year adjusted revenue	0.01
Stock based compensation	0.02
Real estate acquisition related audit fees	0.01
Real estate related acquisition and due diligence costs	-
AFFO diluted weighted average per share	$0.04

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

For the three months ended
March 31,
2015
Basic weighted average shares outstanding	7,530,188
Weighted average OP units on an as if converted basis	1,945,000
Weighted average unvested restricted stock	214,283
AFFO weighted average common shares	9,689,471

As of March 31,  2015, the Company had 9,740,336 shares of common stock outstanding on a fully diluted basis.

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

The following table sets forth a reconciliation of our net income (loss) to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended March 31,
	2015	2014
Net (loss) income	$(196,578)	$134,590
Interest expense	772,523	334,574
Depreciation and depletion	172,930	39,895
EBITDA	$748,875	$509,059

Crop year adjusted revenue	69,857	—
Stock based compensation	239,003	—
Real estate acquisition related audit fees	70,000	—
Real estate related acquisition and due diligence costs	10,914	—
Adjusted EBITDA	$1,138,649	$509,059

Inflation

Leases for the farmland in our portfolio have one- to five-year terms, pursuant to which each tenant typically is responsible for substantially all of the operating expenses related to the property, including taxes, maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because our leases will be renegotiated every one to five years. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Seasonality

Because the leases for the majority of the properties in our portfolio require payment of 100% of the annual rent in advance of each spring planting season, we expect to receive the majority of our cash rental payments in the first calendar quarter of each year, although we will recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

At March 31,  2015, approximately $26.7 million, or 25%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.3 million per year. At March 31,  2015, LIBOR was approximately 18 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be impacted.

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31,  2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.Risk Factors.

There have been no material changes from the risk factors in Item 1A. “Risk Factors” in our Annual Report on  Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 13, 2015, we issued 63,581 shares of our common stock as partial consideration for the acquisition of the Timmerman farm. The issuance of common stock was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 29, 2014, our Board of Directors approved a program to repurchase up to $10 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. As reflected in the table below, we have not made any repurchases under the share repurchase program.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publically	Purchased
		Average	Announced	Under the Share
	Total Shares	Price Paid	Plans or	Repurchase
	Purchased	per Share	Programs	Program
January 1, 2015 - January 31, 2015	—	—	—	$10,000,000
February 1, 2015 - February 28, 2015	—	—	—	10,000,000
March 1, 2015 - March 31, 2015	—	—	—	10,000,000
Total	—	—	—	$10,000,000

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other information.

None.

Item 6.Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Dated: May 8, 2015	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2015	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

First Amendment, dated February 24, 2015, to the Amended and Restated Business Loan Agreement, dated April 16, 2014, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2015)

10.2*

Real Estate Purchase Agreement, dated March 23, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and a subsidiary thereto, James C. Justice Companies, Inc., Justice Farms of North Carolina, LLC and Alabama Carbon LLC.

10.3*

First Amendment to Real Estate Purchase Agreement, dated April 24, 2015, by and among Farmland Partners Inc. Farmland Partners Operating Partnership, LP and a subsidiary thereto, James C. Justice Companies, Inc., Justice Farms of North Carolina, LLC, Alabama Carbon LLC and James C. Justice III.

10.4*	First Amendment, dated April 16, 2015, to the Consulting Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough.
10.5*	Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*    Filed herewith