Form 10-Q
period 2015-06-30
Farmland Partners Inc.
filed 2015-08-11
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001- 36405

FARMLAND PARTNERS INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	46-3769850
(State of Organization)	(IRS Employer Identification No.)

4600 South Syracuse Street, Suite 1450 Denver, Colorado	80237-2766
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of August 10,  2015,  11,619,734 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30,  2015

Farmland Partners Inc.

Combined Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Land, at cost	$269,122,635	$152,294,899
Grain facilities	2,650,607	2,650,607
Groundwater	6,332,784	5,004,942
Irrigation improvements	9,716,994	5,188,459
Drainage improvements	1,072,831	783,475
Other	681,074	570,574
Construction in progress	1,952,503	—
Real estate, at cost	291,529,428	166,492,956
Less accumulated depreciation	(1,153,609)	(777,469)
Total real estate, net	290,375,819	165,715,487
Deposits	282,874	419,548
Cash	20,819,778	33,736,166
Deferred offering costs	386,477	—
Accounts receivable	188,318	336,919
Accounts receivable, related party	332,089	182,763
Inventory	183,589	—
Other	417,342	267,431

TOTAL ASSETS	$312,986,286	$200,658,314

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$183,453,059	$113,513,407
Dividends payable	1,631,622	1,122,504
Accrued interest	559,050	238,933
Accrued property taxes	386,187	241,221
Deferred revenue (See Note 2)	10,159,654	1,364,737
Accrued expenses	1,216,261	651,672
Total liabilities	197,405,833	117,132,474

Commitments and contingencies (See Note 7)

Redeemable non-controlling interest in operating partnership	9,757,327	—

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 8,619,734 and 7,731,755 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	84,055	75,175
Additional paid in capital	80,876,316	68,980,437
Retained deficit	(617,556)	(568,192)
Cumulative dividends	(4,133,493)	(2,130,218)
Non-controlling interests in operating partnership	29,613,804	17,168,638
Total equity	105,823,126	83,525,840

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND EQUITY	$312,986,286	$200,658,314

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the three and six months ended June 30,  2015 and 2014

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Rental income (See Note 2)	$2,788,165	$700,965	$4,818,311	$1,336,819
Tenant reimbursements	95,555	77,830	168,900	127,627
Other income	—	7,603	—	7,603
Total operating revenues	2,883,720	786,398	4,987,211	1,472,049

OPERATING EXPENSES
Depreciation and depletion	203,210	69,369	376,140	109,264
Property operating expenses	259,127	59,732	459,623	109,529
Acquisition and due diligence costs	56,646	67,861	67,560	67,861
General and administrative expenses	989,011	740,068	1,864,042	813,363
Legal and accounting	162,367	102,500	430,542	156,000
Total operating expenses	1,670,361	1,039,530	3,197,907	1,256,017
OPERATING INCOME (LOSS)	1,213,359	(253,132)	1,789,304	216,032

OTHER EXPENSE:
Interest expense	1,068,691	288,536	1,841,214	623,110
Total other expense	1,068,691	288,536	1,841,214	623,110

NET INCOME (LOSS)	144,668	(541,668)	(51,910)	(407,078)

Net (income) loss attributable to non-controlling interests in operating partnership	(33,902)	183,385	6,235	48,795
Net income attributable to redeemable non-controlling interests in operating partnership	(3,689)	—	(3,689)	—

Net income (loss) attributable to the Company	$107,077	$(358,283)	$(49,364)	$(358,283)

Nonforfeitable dividends allocated to unvested restricted shares	(18,351)	(22,500)	(43,208)	(22,500)
Dividends on redeemable non-controlling interests in operating partnership	(112,675)	—	(112,675)	—

Net loss available to common stockholders of Farmland Partners Inc.	$(23,949)	$(380,783)	$(205,247)	$(380,783)

Basic and diluted per common share data:
Basic and diluted net loss available to common stockholders	$(0.00)	$(0.12)	$(0.03)	$(0.24)
Basic and diluted weighted average common shares outstanding	7,892,700	3,132,044	7,712,445	1,575,172

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the six months ended June 30,  2015 and 2014

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,910)	$(407,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	376,140	109,264
Amortization of deferred financing fees and accretion of premium on debt	101,678	65,728
Amortization of below market leases	57,258	—
Stock based compensation	480,195	205,479
Loss on disposition of assets	—	7,418
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	106,175	(96,165)
Increase in other assets	(129,436)	(128,296)
Increase in inventory	(137,515)	—
Increase (decrease) in accrued interest	320,117	(78,603)
Decrease in accrued expenses	(187,111)	(366,378)
Increase in deferred revenue	8,508,062	2,829,500
Increase in accrued property taxes	94,656	93,497
Net cash provided by operating activities	9,538,309	2,234,366
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(84,557,578)	(32,443,339)
Real estate improvements	(5,218,479)	(46,128)
Net cash used in investing activities	(89,776,057)	(32,489,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	75,875,000	—
Repayments on mortgage notes payable	(6,128,300)	(12,311,237)
Proceeds from initial public offering	—	49,476,000
Payment of offering costs	(318,515)	(1,451,153)
Redemption of common stock	—	(1,000)
Dividends on common stock	(1,801,142)	—
Payment of financing fees	(154,443)	(135,341)
Refund on outstanding debt	300,000	—
Contributions from member	—	1,178,107
Distributions to member	—	(16,765)
Distributions to non-controlling interests in operating partnership	(451,240)	(1,071,592)
Net cash provided by financing activities	67,321,360	35,667,019
NET (DECREASE) INCREASE IN CASH	(12,916,388)	5,411,918
CASH, BEGINNING OF PERIOD	33,736,166	17,805
CASH, END OF PERIOD	$20,819,778	$5,429,723
Cash paid during period for interest	$1,419,896	$632,975

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS
Additions to construction in progress included in accrued expenses	$477,437	$—
Financing fees included in accrued expenses	$54,283	$—
Real estate acquisition costs included in accrued expenses	$117,969	$—
Capitalization of deferred offering costs as a result of pending financing transaction	$55,937	$367,763
Dividends payable	$1,631,622	$625,725
Property tax liability assumed in acquisitions	$50,310	$17,221
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interests in operating partnership in conjunction with acquisitions	$34,387,828	$—
Below market lease acquired in acquisitions	$229,597	$—
Cash acquired in business combination	$—	$1,000
Distribution of accounts receivable to Pittman Hough Farms	$—	$450,833

See accompanying notes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries, (the “Company”) is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of June 30, 2015, the Company owned a portfolio of 118 farms, as well as six grain storage facilities, which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2015, the Company owned 67.4% of the units of limited partnership interest in the Operating Partnership (“OP units”).  See Note 8 for additional discussion regarding OP units.

The Company and the Operating Partnership commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) on April 16, 2014 (see “Note 8—Stockholders’ Equity and Non-controlling Interests”). Concurrently with the completion of the IPO, the Company’s predecessor, FP Land LLC, a Delaware limited liability company (“FP Land”), merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). As a result of the FP Land Merger, the Operating Partnership succeeded to the business and operations of FP Land, including FP Land’s 100% fee simple interest in a portfolio of 38 farms and three grain storage facilities (the “Contributed Properties”).

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended, commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary, as a taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”).  The TRS was formed to provide purchasing services to the Company’s tenants and to operate a farming business on a small scale (initially on 563 acres).

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

The Company’s financial condition as of June 30, 2015 and December 31, 2014 and the results of operations for the three and six months ended June 30, 2015 reflect the financial condition and results of operations of the Company.  Due to the timing of the IPO and the formation transactions, the results of operations for the three and six months ended June 30, 2014 reflect the combined results of operations of FP Land together with the Company for the period prior to April 16, 2014 and the consolidated results of the Company for the period from April 16, 2014 through June 30, 2014.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three and six months ended June 30, 2015 and 2014 is unaudited.  All significant inter-company balances and transactions have been eliminated in consolidation.  The accompanying financial statements for the three and six months ended June 30, 2015 and 2014 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2015.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of actual operating results for the entire year ending December 31, 2015.

The combined consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net (loss) income, equity or cash flows from operations.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

the aquifer is a replenishing resource, no value is allocated to the groundwater.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was acquired.

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying combined consolidated balance sheets, is amortized as an increase of rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.  As of June 30, 2015, the aggregate gross amount of below market leases was $229,597 and the total accumulated amortization was $57,258.  Total amortization related to below market leases was $57,258 for the three and six months ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease early, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Using information available at the time acquisition or due diligence costs are incurred, the Company capitalizes acquisition costs for expected asset acquisitions.  If the asset acquisition is abandoned, the capitalized asset acquisition costs will be charged to acquisition and due diligence costs in the period of abandonment.

Total consideration may include a combination of cash and equity securities.  When equity securities are issued, the Company determines the fair value of the equity securities issued based on the number of shares of common stock or OP units issued multiplied by the stock price on the date of closing.

Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. The Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

Real Estate

The Company’s real estate consists of land, groundwater and improvements made to the land consisting of grain facilities, irrigation improvements, drainage improvements and other improvements. The Company records real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset.  Construction in progress includes the costs to build new grain storage facilities and install new pivots and wells on newly acquired farms.  The Company begins depreciating assets when the asset is ready for its intended use.

The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

	Years
Grain facilities	10	-	25
Irrigation improvements	2	-	40
Drainage improvements	27	-	65
Groundwater	3	-	50
Other	7	-	40

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

Impairment of Real Estate Assets

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

Cash

The Company’s cash at June 30, 2015 and December 31, 2014 was held in the custody of three financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company or its predecessor in obtaining debt, are deducted from the face amount of mortgage notes and bonds payable.  During the period ended June 30, 2015, $208,726 in costs were incurred in conjunction with the issuance of four bonds under the Farmer Mac Facility (as defined below).  During the year ended December 31, 2014, $135,340 and $234,188 in costs were incurred in conjunction with the modification of the First Midwest Bank debt on April 16, 2014 and the issuance of five bonds under the Farmer Mac Facility, respectively. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized debt issuance costs are removed from the books upon maturity or repayment of the underlying debt. The Company wrote off $12,300 in debt issuance costs in conjunction with the early repayment of debt during the six months ended June 30, 2015, and no costs were written off during the three months ended June 30, 2015. Accumulated amortization of debt issuance costs was $196,347 and $97,439 as of June 30, 2015 and December 31, 2014, respectively.  See “New or Revised Accounting Standards Not Yet Effective” below, for adoption of new accounting standard.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with pending equity offerings.  At the completion of the offering, the deferred offering costs are recorded as a reduction of the gross proceeds from the applicable offering.  If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs.  The Company incurred $386,477 in deferred offering costs in the three and six months ended June 30, 2015.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of June 30, 2015 and December 31, 2014.

Inventory

The costs of growing crop are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in our combined consolidated financial statements.  Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year.  Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

Harvested crop inventory includes costs accumulated during the growing phase plus harvesting costs and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition.  Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory such as fertilizer and pesticides are valued at the lower of cost or market.

Inventory consisted of the following:

June 30, 2015
Growing crop	$155,778
Fertilizer and pesticides	27,811
$183,589

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a pro rata basis over the lease term. Deferred revenue includes the cumulative difference between the rental revenue recorded on a straight-line basis and the cash rent received from tenants in accordance with the lease terms.  Acquired below market leases are included in deferred revenue on the accompanying combined consolidated financial statements, which are amortized into rental income over the life of the respective leases.

Leases in place as of June 30, 2015 had terms ranging from one to five years.  As of June 30, 2015, the Company had ten leases with renewal options and one lease with rent escalations.  The majority of the Company’s leases provide for a fixed cash rent payment.  Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds or a percentage of harvested crops.  As of June 30, 2015 all leases provided for a rent payment determined as a percentage of the gross farm proceeds.  Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds is recognized upon notification from the grain facility that grain has been delivered in the Company’s name or when the tenant has notified the Company of the total amount of gross farm proceeds.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Certain of the Company’s leases provide for minimum cash rent plus a bonus based on gross farm proceeds.  Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent.  Bonus rent is recognized upon notification from the tenant of the gross farm proceeds for the year.

Tenant reimbursements include reimbursements for real estate taxes that each tenant pays in accordance with the terms of its lease.  When leases require that the tenant reimburse the Company for property taxes paid by the Company, the reimbursement is reflected as tenant reimbursement revenue on the statement of operations, as earned, and the related property tax as property operating expense, as incurred.  When a lease requires that the tenant pay the taxing authority, directly, the Company does not incur this cost.  When it becomes probable that a tenant will not be able to bear the property related costs the Company will accrue the estimated expense.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility and title has transferred.  Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility.  Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

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

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective income tax bases and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  At June 30, 2015, the Company did not have any deferred tax assets or liabilities.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  At June 30, 2015, the Company did not identify any uncertain tax positions.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Derivatives and Hedge Accounting

The Company enters into marketing contracts to sell commodities.  Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales.  The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements.  All contracts entered into in the three and six months ended June 30, 2015 met the criteria to be exempt from derivative accounting and have been designated as normal purchase and sales exceptions for hedge accounting.

Segment Reporting

The Company’s chief operating decision maker does not evaluate performance on a farm-specific or transactional basis and does not distinguish the Company’s principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 8).  Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that OP units are redeemed for shares of common stock of the Company.  No adjustment is made for shares that are anti-dilutive during a period.

Non-controlling Interests

The Company’s non-controlling interests are comprised of interests in the operating partnership not owned by Farmland Partners Inc.  We evaluate whether non-controlling interests are subject to redemption features outside of our control. For non-controlling interests that are redeemable for cash at the option of the holders of such interests or deemed probable to eventually become redeemable and which have redemption features outside of our control, we classify such interests as redeemable non-controlling interests in the mezzanine section of our combined consolidated balance sheets; we adjust these interests each period to their redemption value, with a corresponding offset to additional paid-in capital. Our other non-controlling interests which are redeemable for cash or shares of Farmland Partners Inc. and for which we control the settlement options are reported in the equity section of our combined consolidated balance sheets. The amounts reported for non-controlling interests on our combined consolidated statements of operations represent the portion of income or losses not attributable to us.

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s Amended and Restated 2014 Equity Incentive Plan as compensation to officers, employees, non-employee directors and non-employee consultants (See Note 8).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  When an unvested award is forfeited, the Company recognizes compensation expense for dividends paid on the unvested award.  The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations.  As of June 30, 2015, the Company recorded a decrease in stock based compensation of $631, as a result of a change in fair value of the unvested shares.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

New or Revised Accounting Standards Not Yet Effective

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2015-03.  The Company had unamortized deferred financing fees of $462,412 and $364,893 as of June 30, 2015 and December 31, 2014, respectively.  These costs have been reclassified from deferred financing fees to mortgage notes and bonds payable.  All periods presented have been retroactively adjusted.

The following tables summarizes the retroactive adjustment and the overall impact on the previously reported combined consolidated financial statements:

	December 31, 2014
	As previously reported,	Retroactive Application
Deferred finance fees, net	$364,893	$—
Mortgage notes and bonds payable, net	$113,878,300	$113,513,407

Note 2—Revenue Recognition

The Company typically receives one lease payment per year from tenants either during the first quarter of the year or at the time of acquisition of the related farm.  As such, the rental income received is recorded on a straight-line basis over the lease term.  Payments received in advance are included in deferred revenue until they are earned.  As of June 30, 2015 the Company had $10,159,654 in deferred revenue, $6,624,696 of which will be recognized during the remainder of the fiscal year ending December 31, 2015, as a result of straight-lining advance payments.  Unamortized below market leases as of June 30, 2015 were $172,339 and are included in deferred revenue. As of December 31, 2014, the Company had $1,364,737 in deferred revenue.

The following represents a summary of the cash rent received during the three and six months ended June 30, 2015 and 2014 and the rental income recognized for the three and six months ended June 30, 2015 and 2014:

	Cash rent received				Rental income recognized
	For the three months ended		For the six months ended		For the three months ended		For the six months ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014

Leases in effect at the beginning of the year	$79,080	$4,032,273	$5,505,082	$4,066,561	$1,775,377	$699,704	$3,587,200	$1,335,556
Leases entered into during the year	6,679,342	55,412	7,778,842	55,412	1,012,788	1,261	1,231,111	1,263

	$6,758,422	$4,087,685	$13,283,924	$4,121,973	$2,788,165	$700,965	$4,818,311	$1,336,819

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Future minimum lease payments from tenants under all non-cancelable leases in place as of June 30, 2015, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for the remainder of 2015 and each of the next three years as of June 30, 2015 are as follows:

Future rental
Year Ending December 31,	payments
Remaining 6 months in 2015	$7,201,125
2016	10,261,184
2017	5,481,864
2018	4,020,545
$26,964,718

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the three and six months ended June 30, 2015 and 2014, the Company had certain tenant concentrations as set forth in the table below.  Astoria Farms and Hough Farms are related parties (see ‘‘Note 4—Related Party Transactions’’). If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.  The following is a summary of the Company’s significant tenants:

	Rental income recognized
	For the three months ended				For the six months ended
	June 30,				June 30,
	2015		2014		2015		2014

Astoria Farms	$546,876	19.6%	$545,035	77.8%	$1,093,751	22.7%	$1,090,069	81.5%
Hough Farms	133,442	4.8%	73,675	10.5%	256,995	5.3%	147,350	11.0%
Justice Family Farms LLC (1)	556,421	20.0%	—	—%	749,103	15.5%	—	—%
Hudye Farms tenant A (2)	201,740	7.2%	15,434	2.2%	403,481	8.4%	15,434	1.2%
	$1,438,479		$634,144		$2,503,330		$1,252,853

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

	Cash rent received
	For the three months ended				For the six months ended
	June 30,				June 30,
	2015		2014		2015		2014

Astoria Farms	$—	—%	$2,180,139	53.3%	$2,187,503	16.5%	$2,180,139	52.9%
Hough Farms	—	—%	294,700	7.2%	528,824	4.0%	294,700	7.1%
Justice Family Farms LLC (1)	6,037,065	89.3%	—	—%	6,037,065	45.4%	—	—%
Hudye Farms tenant A (2)	—	—%	677,612	16.6%	677,612	5.1%	677,612	16.4%
	$6,037,065		$3,152,451		$9,431,004		$3,152,451

(1)	The Justice farms were acquired in two separate transactions that closed on December 22, 2014 and June 2, 2015.
(2)	Hudye Farms was acquired on June 12, 2014.

Geographic Risk

Many of the Company’s farms are arranged in geographic clusters spanning two to five nearby counties.  Should a natural disaster occur in an area where several of the properties are located, there could be a material adverse effect on the Company’s financial performance.

The following table summarizes the percentage of approximate total acres owned as of June 30, 2015 and 2014 and rental income recorded by the Company for the three and six months ended June 30, 2015 and 2014 by location of the farm (unaudited):

			Rental income
	Approximate % of total acres		For the three months ended		For the six months ended
	as of June 30,		June 30,		June 30,
Location of Farm	2015	2014	2015	2014	2015	2014

Colorado	29.0%	69.3%	20.4%	8.9%	22.5%	4.7%
North Carolina	16.2%	—%	10.5%	—%	6.0%	—%
South Carolina	14.5%	—%	16.4%	—%	17.4%	—%
Arkansas	13.2%	—%	7.9%	—%	8.4%	—%
Nebraska	8.2%	2.7%	13.6%	10.5%	11.1%	11.0%
Illinois	8.6%	25.0%	20.3%	80.2%	23.5%	84.1%
Mississippi	4.6%	—%	5.1%	—%	5.3%	—%
Louisiana	2.9%	—%	3.8%	—%	4.2%	—%
Virginia	1.8%	—%	1.2%	—%	0.7%	—%
Kansas	1.0%	3.0%	0.8%	0.4%	0.9%	0.2%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

See Note 5 for related party acquisition of the Tomasek farm.

As of June 30, 2015, 12% of the acres in the Company’s farm portfolio was rented to and operated by Astoria Farms or Hough Farms, both of which are related parties. Astoria Farms is a partnership in which Pittman Hough Farms LLC (“Pittman Hough Farms”), which is 75% owned by Mr. Pittman, has a 33.34% interest. The balance of Astoria Farms is

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

held by limited partnerships in which Mr. Pittman is the general partner. Hough Farms is a partnership in which Pittman Hough Farms has a 25% interest. The aggregate rent recognized by the Company for these entities for the three and six months ended June 30, 2015 was $680,318 and $1,350,746, respectively, and was $618,710 and $1,237,419 for the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company had accounts receivable from these entities of $332,089 and $182,763, respectively.

For the three and six months ended June 30, 2014, Pittman Hough Farms incurred $168,012 and $219,597, respectively, in professional fees on behalf of the Company.  No such amounts were incurred for the three and six months ended June 30, 2015.

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

The Company reimbursed American Agriculture $2,345 and $19,161 for general and administrative expenses during the three and six months ended June 30, 2015, respectively, which are included in general and administrative expenses in the combined consolidated statements of operations.  As of June 30, 2015 and December 31, 2014, the Company had outstanding payables to American Agriculture of $2,345 and $49,160, respectively, included in accrued expenses in the combined consolidated balance sheets.  As of June 30, 2015, the Company had outstanding receivables from American Agriculture of $13,997.

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC, (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado corporation that is owned by Mr. Pittman and Pittman Hough Farms.  For the use of the plane for the three and six months ended June 30, 2015, the Company has accrued $28,950 in fees related to the lease agreement and $33,632 in fees related to the proposed management agreement with Tex-Air Aviation Group, LLC, which is not a related party, included in accrued expenses in the combined consolidated balance sheets.

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

On April 1, 2015, the TRS and Hough Farms entered into a custom farming arrangement, whereas Hough Farms shall perform custom farming on 563 acres.  As of June 30, 2015, the Company incurred $12,849 in custom farming costs, which are included in inventory in the combined consolidated balance sheets.

As of June 30, 2015, the Company owed BPH Farms LLC $26,827 for seed utilized by the TRS in farming 563 acres, included in inventory in the combined consolidated balance sheets.  BPH Farms LLC is owned 50% by Pittman Hough Farms.

Note 5—Real Estate

As of June 30, 2015, the Company owned 118 separate farms, as well as six grain storage facilities.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

During the six months ended June 30, 2015, the Company acquired the following farms:

			Total
		Date	approximate	Purchase	Acquisition
Acquisitions	County	acquired	acres	price	costs	Type of acquisition

Swarek	Quitman, MS	1/14/2015	850	$3,511,919	$5,819	Asset acquisition
Stonington Bass	Baca, CO	2/18/2015	997	2,079,000	1,277	Business combination
Benda Butler	Butler, NE	2/24/2015	73	605,799	1,393	Asset acquisition
Benda Polk	Polk, NE	2/24/2015	123	860,998	1,748	Asset acquisition
Timmerman (1)	Phillips, CO	3/13/2015	315	2,026,220	477	Asset acquisition
Cypress Bay	Bamberg, SC	3/13/2015	502	2,303,573	3,573	Asset acquisition
Nebraska Battle Creek farms (5 farms) (2)	Madison, NE	4/10/2015	1,117	9,022,595	19,776	Business combination
Northeast Nebraska farms (6 farms) (3)	Pierce, NE	4/10/2015	1,160	8,981,209	19,761	Business combination
Drury	Yuma, CO	4/10/2015	160	950,000	396	Business combination
Sutter	Yuma, CO	4/17/2015	322	2,000,056	56	Asset acquisition
Bobcat	St. Francis, AR	4/30/2015	934	3,024,750	11,642	Business combination
Swindoll Darby	Tunica, MS	5/14/2015	359	1,468,457	2,207	Asset acquisition
Abraham	Fulton, IL	5/29/2015	110	761,844	2,191	Asset acquisition
Justice farms (8 farms) (4)	(5)	6/2/2015	14,935	80,913,167	198,533	Asset acquisition
Tomasek (6)	McDonough, IL	6/30/2015	58	690,463	2,162	Business combination
			22,015	$119,200,050	$271,011

(1)	On March 13, 2015, the Company issued 63,581 shares of common stock (with a fair value of $712,743 as of the date of closing) as partial consideration for the acquisition of the Timmerman farm.
(2)	On April 10, 2015, the Company issued 118,634 OP units (with a fair value of $1,372,595 as of the date of closing) as partial consideration for the acquisition of the Nebraska Battle Creek farms.
(3)	On April 10, 2015, the Company issued 119,953 OP units (with a fair value of $1,387,856 as of the date of closing) as partial consideration for the acquisition of the Northeast Nebraska farms.
(4)

On June 2, 2015, the Company issued 824,398 shares of common stock and 1,993,709 OP units, of which 883,724 are redeemable for cash, (with an aggregate fair value of $30,914,634, as of the date of closing) as partial consideration for the acquisition of the Justice farms.

(5)	The Justice farms are located in Beaufort, Currituck, Pamlico, Pasquotank and Perquimans counties, NC; Marlboro county, SC; and Chesapeake, VA.
(6)

On June 30, 2015, the Company acquired the Tomasek property from Mr. Pittman. The purchase price of the property approximated fair value.  In conjunction with the acquisition, the Company assumed a two year lease with Astoria Farms with annual rents of $18,749.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

During the six months ended June 30, 2014, the Company acquired the following farms:

			Total
			approximate		Acquisition
Farm name	Location	Date acquired	acres	Purchase price	costs	Type of acquisition

Erker (5 farms)	Kit Carson, CO	5/30/2014	3,171	$7,644,339	$5,017	Asset acquisition
Hudye (11 farms)	Kit Carson and Cheyenne, CO and Sherman and Logan, KS	6/12/2014	12,500	24,500,000	57,592	Business combination
			15,671	$32,144,339	$62,609

The preliminary allocation of purchase price for the farms acquired during the six months ended June 30, 2015 are as follows:

	Land	Groundwater	Irrigation Improvements	Other	Timber	Accounts receivable	Below Market Lease	Accrued property taxes	Total

Swarek	$3,470,706	$—	$41,213	$—	$—	$—	$—	$—	$3,511,919
Stonington Bass	1,994,800	—	79,600	4,600	—	—	—	—	2,079,000
Benda Butler	606,566	—	—	—	—	—	—	(767)	605,799
Benda Polk	861,714	—	—	—	—	—	—	(716)	860,998
Timmerman	1,365,403	625,900	36,600	—	—	—	—	(1,683)	2,026,220
Cypress Bay	1,959,173	—	276,000	68,400	—	—	—	—	2,303,573
Nebraska Battle Creek farms (5 farms)	8,756,895	—	339,000	—	—	37,375	(88,950)	(21,725)	9,022,595
Northeast Nebraska farms (6 farms)	8,872,203	—	235,800	—	—	29,933	(140,647)	(16,080)	8,981,209
Drury	808,975	106,925	34,100	—	—	—	—	—	950,000
Sutter	1,300,739	595,017	104,300	—	—	—	—	—	2,000,056
Bobcat	2,808,131	—	183,500	—	—	30,217	—	2,902	3,024,750
Swindoll Darby	1,436,989	—	32,600	—	—	—	—	(1,132)	1,468,457
Abraham	761,894	—	—	—	—	—	—	(50)	761,844
Justice farms (8 farms)	80,758,395	—	95,831	37,500	32,500	—	—	(11,059)	80,913,167
Tomasek	681,088	—	—	—	—	9,375	—	—	690,463
	$116,443,671	$1,327,842	$1,458,544	$110,500	$32,500	$106,900	$(229,597)	$(50,310)	$119,200,050

The allocation of the purchase price for the farms acquired during the six months ended June 30, 2015 is preliminary and may change during the measurement period if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

The allocation of purchase price for the farms acquired during the six months ended June 30, 2014 are as follows:

	Land	Groundwater	Irrigation Improvements	Other	Cash	Accrued property taxes	Total

Erker (5 farms)	$6,350,958	$1,012,000	$284,672	$—	$—	$(3,291)	$7,644,339
Hudye (11 farms)	23,466,271	730,550	246,109	70,000	1,000	(13,930)	24,500,000
	$29,817,229	$1,742,550	$530,781	$70,000	$1,000	$(17,221)	$32,144,339

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the date of acquisition.  The real estate acquired in business combinations during the six months ended June 30, 2015 contributed an aggregate of $238,177 to total revenue and $138,523 and $136,477 to the net

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

income (loss) (including related real estate acquisition costs of $53,737 and $55,014)for the three and six months ended June 30, 2015, respectively.  The real estate acquired in business combinations during the six months ended June 30, 2014 contributed an aggregate $93,482 total revenue and $3,538 to net income (including related real estate acquisition costs of $57,592) for the three and six months ended June 30, 2014, respectively.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

The unaudited pro forma information is presented below as if the real estate acquired in business combinations during the six months ended June 30, 2015 had been acquired on January 1, 2014.  The following table does not include the pro forma financial information for the Stonington Bass, Sutter and Bobcat farms, as historical results for the farms were not available.  The unaudited pro forma information is presented below as if the Erker and Hudye farms acquired during the six months ended June 30, 2014 had been acquired on January 1, 2013.

	For the three months ended		For the six months ended
	June 30,		June 30,
Pro forma	2015	2014	2015	2014
Total operating revenue	$2,845,924	$1,002,282	$5,107,649	$1,903,816
Net income (loss)	$142,054	$(369,118)	$56,797	$(61,980)

Earnings per share basic and diluted
Loss per share attributable to common stockholders	$(0.00)	$(0.09)	$(0.01)	$(0.05)
Weighted-average number of common shares - basic and diluted	7,892,700	3,132,044	7,712,445	1,575,172

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 6—Mortgage Notes and Bonds Payable

As of June 30, 2015 and December 31, 2014, the Company had the following indebtedness outstanding:

									Book
			Annual						Value of
			Interest						Collateral
			Rate as of	Principal Outstanding as of					as of
Loan	Payment Terms	Interest Rate Terms	June 30, 2015	June 30, 2015		December 31, 2014		Maturity	June 30, 2015
First Midwest Bank	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	$650,000	(a)	$754,000	(a)	June 2016	$1,074,167	(b)
First Midwest Bank	Annual principal and quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	26,000,000	(a)	30,000,000	(a)	March 2016	24,040,745	(c)
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700,000		20,700,000		September 2017	31,900,664
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460,000		5,460,000		October 2017	9,008,696
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680,000		10,680,000		November 2017	10,716,409
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400,000		13,400,000		December 2017	23,559,272
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860,000		30,860,000		December 2017	52,844,494
Farmer Mac Bond #6	Principal at maturity	3.69%	3.69%	14,915,000		—		April 2025	20,111,306
Farmer Mac Bond #7	Principal at maturity	3.68%	3.68%	11,160,000		—		April 2025	18,195,988
Farmer Mac Bond #8A	Principal at maturity	3.20%	3.20%	41,700,000		—		June 2020	80,891,238	(d)
Farmer Mac Bond #8B	(e)	Libor + 1.80%	1.98%	8,100,000		—		May 2016	—	(d)
Tindall	Principal at maturity	0.00%	—	—		1,180,800		January 2015	—
Beck	Principal at maturity	0.00%	—	—		563,500		January 2015	—
Mentink	Principal at maturity	0.00%	—	—		280,000		January 2015	—
Total				183,625,000		113,878,300			$272,342,979
Debt issuance costs				(462,412)		(364,893)
Unamortized premium				290,471		—
Total				$183,453,059		$113,513,407

(a)	Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million.
(b)	The book value of collateral as of December 31, 2014 was $1,073,167.
(c)	The book value of collateral as of December 31, 2014 was $26,410,132.
(d)	The $8.1 million bond is cross collateralized with the $41.7 million bond.
(e)

Bond is an amortizing loan with monthly principal payments commencing October 2, 2015 and monthly interest payments commencing July 2, 2015 with all remaining principal and outstanding interest due at maturity.

First Midwest Bank Indebtedness

On April 16, 2014, the Company repaid $6.5 million of secured mortgage debt and made a partial repayment of the First Midwest Bank debt of $4.7 million with a portion of the net proceeds from the IPO.  On March 24, 2014, Pittman Hough Farms made a contractual debt payment of $766,000 on the First Midwest Bank debt, which the Company reimbursed on April 16, 2014 with a portion of the net proceeds from the IPO.  The Company did not incur any early termination fees or fees related to the partial repayment.  In conjunction with the repayments, the Company wrote off $26,929 in unamortized debt issuance costs.

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (as amended, the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30.8 million. The Company incurred $135,340 in debt issuance costs related to the modification of the loan.  In connection with the Loan Agreement, PH Farms LLC and Cottonwood Valley Land, LLC, which are wholly owned subsidiaries of the Operating Partnership, unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement.  In addition, Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million of the Operating Partnership’s obligations under

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

the Loan Agreement.  In conjunction with the modification, other than combining the two First Midwest Bank notes into one master note with two tranches, no other material terms were modified.

On February 24, 2015, the Company amended the Loan Agreement to revise the financial covenants under the Loan Agreement and repaid $3.08 million of the First Midwest Bank debt.   The Company did not incur any prepayment penalties in conjunction with the repayment.

The collateral for the Company’s indebtedness consists of real estate and related farm rents, including farms, grain facilities and any other improvements present on such real estate.

The Loan Agreement includes standard acceleration clauses triggered by default under certain provisions of the note.

Under the Loan Agreement, the Company is subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum leverage ratio of 0.60 to 1.00 and a minimum fixed charge coverage ratio of 1.5 to 1.00.  Each covenant is measured annually as of December 31st of each year.  Additionally, the Company is required to maintain a minimum cash account balance of $500,000 during the term of the agreement.

Farmer Mac Facility

The Company and the Operating Partnership are parties to a bond purchase agreement (as amended or amended and restated from time to time, the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of $165.0 million.  Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by the Company. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below.  Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

As of June 30, 2015, the Operating Partnership had $157.0 million outstanding under the Farmer Mac Facility and had $8.0 million of remaining capacity, subject to availability of qualifying collateral.  As of June 30, 2015, the Operating Partnership had $13.5 million in real property valued according to the criteria set forth in the agreement with Farmer Mac, which could be collateralized against the Farmer Mac Facility, resulting in $8.0 million in available borrowing capacity based on an effective loan to value of 60%.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth of $60.8 million. The Company was in compliance with all applicable covenants at June 30, 2015. On August 3, 2015, the Company amended the Bond Purchase Agreement in order to calculate the fixed charge coverage ratio using the Company’s Adjusted EBITDA (as defined in the Bond Purchase Agreement) rather than the Company’s EBITDA (as defined in the Bond Purchase Agreement).

In connection with the Bond Purchase Agreement, on August 22, 2014, the Company and the Operating Partnership also entered into a pledge and security agreement (as amended and restated, the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which the Company and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bonds held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding bonds held by the Purchaser. In

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

addition, the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

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

On June 2, 2015, Farmer Mac issued a refund under the bonds issued during 2014 of $300,000.  The refund is being accounted for as a debt premium and is being amortized using the straight-line method over the remaining terms of the underlying bonds issued in 2014.

On July 1, 2015, the Operating Partnership issued a $6.6 million, interest-only bond under the Farmer Mac Facility. The bond has a five-year term and has a fixed interest rate of 3.35%.

Aggregate Maturities

As of June 30, 2015, aggregate maturities of long-term debt for the succeeding years are as follows:

Year Ending December 31,
Remaining 6 months in 2015	$3,000,000
2016	31,750,000
2017	81,100,000
2020	41,700,000
Thereafter	26,075,000
$183,625,000

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

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2015 and December 31, 2014, the fair value of the mortgage notes payable was $181.6 million and $113.6 million, respectively.

Note 7—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

In April 2015, FPI Agribusiness entered into a marketing contract to sell 25,000 bushels of corn at $3.98 per bushel, in the fourth quarter of 2015, to protect against the commodity pricing exposure from farming operations.  The contracts are accounted for using the normal purchase and sales exception for hedge accounting.

In April 2015, the Company entered into a lease agreement for office space.  The lease expires July 31, 2019.  The lease commenced June 1, 2015 and has an initial monthly payment of $10,032.  As of June 30, 2015, future minimum lease payments are as follows:

Future rental
Year Ending December 31,	payments
Remaining 6 months in 2015	$50,162
2016	121,560
2017	123,567
2018	125,574
2019	74,073
$494,936

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

During the second quarter of 2015, the Company entered into purchase agreements with unrelated third-parties to acquire the following farms, which had not closed as of June 30, 2015:

		Total
		approximate
Farm Name	County	acres	Purchase price
Purdy	Crittenden and Mississippi, AR	1,383	$6,146,650
Matthews	Tunica and DeSoto, MS	1,130	5,554,400
Stelter Berry	Van Buren, MI	125	1,171,000
		2,638	$12,872,050

Subsequent to June 30, 2015, the Company completed the Purdy and Matthews farm acquisitions for cash. The Company will account for both acquisitions as asset acquisitions.  The initial accounting for the Purdy and Matthews farms are not yet complete, making certain disclosures unavailable at this time.  On August 6, 2015, the Company elected to terminate the purchase agreement, during the due diligence period, on the Stelter Berry farm.  The Company expects to receive a refund of the earnest money paid on this farm.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Stockholders’ Equity and Non-controlling Interests

The following table summarizes the changes in our stockholders’ equity for the six months ended June 30, 2015:

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional		Distributions	Interest in	Total
			Paid-in	Retained	in Excess of	Operating	Stockholders’
	Shares	Par Value	Capital	Deficit	Earnings	Partnership	Equity

Balance at December 31, 2014	7,731,755	$75,175	$68,980,437	$(568,192)	$(2,130,218)	$17,168,638	$83,525,840

Net income (loss)	—	—	—	(49,364)	—	(6,235)	(55,599)
Grant of unvested restricted stock	3,214	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3,214)	—	(9,773)	—	—	—	(9,773)
Stock based compensation	—	—	489,968	—	—	—	489,968
Dividends accrued or paid	—	—	—	—	(2,003,275)	(645,550)	(2,648,825)
Issuance of stock as consideration in real estate acquisition	887,979	8,880	9,747,509	—	—	—	9,756,389
Issuance of OP units as consideration in real estate acquisition	—	—	—	—	—	14,936,987	14,936,987
Adjustment to arrive at fair value of redeemable non-controlling interest	—	—	(171,861)	—	—	—	(171,861)
Allocation of non-controlling interest in Operating Partnership	—	—	1,840,036	—	—	(1,840,036)	—
Balance at June 30, 2015	8,619,734	$84,055	$80,876,316	$(617,556)	$(4,133,493)	$29,613,804	$105,823,126

As of June 30, 2015, the Company had 12,797,030 fully diluted outstanding shares, including OP units, redeemable OP units and restricted shares of common stock.

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership. As of June 30, 2015, the Company owned 67.4% of the outstanding OP units and the remaining 32.6% of the OP units are included in non-controlling interest in Operating Partnership on the balance sheet.

On or after 12 months after becoming a holder of OP units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to require the Operating Partnership to redeem all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement of the Operating Partnership), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each OP unit (subject to anti-dilution adjustments provided in the partnership agreement).  As of June 30, 2015, there were 1,945,000 outstanding OP units eligible for redemption.

If the Company gives the limited partners notice of its intention to make an extraordinary distribution of cash or property to its stockholders or effect a merger, a sale of all or substantially all of its assets, or any other similar extraordinary

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions.  The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of the issuance of stock compensation, common stock and OP units issued as partial consideration for acquisitions, which caused changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership that occurred during the six months ended June 30, 2015, the Company has increased non-controlling interests in the Operating Partnership and decreased additional paid in capital by approximately $1.8 million for the six months ended June 30, 2015.

Redeemable Non-controlling Interest in Operating Partnership

On June 2, 2015, the Company issued 1,993,709 OP units in conjunction with an asset acquisition.  Beginning twelve months after issuance, the OP units may be tendered for redemption for cash, or at the Company’s option, into shares of common stock on a one for one basis up to a maximum of 1,109,985 shares of common stock.  The remaining 883,724 OP units (the “Excess Units”) may be redeemed only for cash unless the Company obtains stockholder approval to redeem such Excess Units with shares of its common stock.

As the tender for redemption of the Excess Units for cash is outside of the control of the Company, these units are accounted for as temporary equity on the combined consolidated balance sheets.  Redeemable OP units are recognized at redemption value at each reporting period.  The Company recorded the initial redemption value of the Excess Units on date of issue as $9,694,452.  The redemption value of the Excess Units at June 30, 2015 was $10,516,316.  The Company has elected to accrete the change in redemption value subsequent to issuance and during the respective twelve-month holding period, after which point the units will be marked to redemption value at each reporting period.  The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2015:

	Shares	Redeemable OP units
Balance at December 31, 2014	—	$—
Net income	—	3,689
Dividends accrued or paid	—	(112,675)
Issuance of redeemable OP units as partial consideration for asset acquisition	883,724	9,694,452
Adjustment to arrive at fair value of redeemable non-controlling interest	—	171,861
Balance at June 30, 2015	883,724	$9,757,327

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Distributions

Our Board of Directors declared and paid the following distributions to common stockholders and holders of OP units for the year ended December 31, 2014 and the six months ended June 30, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share

2014	May 14, 2014	July 1, 2014	July 15, 2014	$0.1050
	August 5, 2014	October 1, 2014	October 15, 2014	0.1050
	November 20, 2014	January 2, 2015	January 15, 2015	0.1160
				$0.3260

2015	February 25, 2015	April 1, 2015	April 15, 2015	$0.1160
	June 2, 2015	July 1, 2015	July 15, 2015	0.1275
				$0.2435

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of our dividends may be characterized as capital gains or return of capital.

Stock Repurchase Plan

On October 29, 2014, the Company announced that the Board of Directors approved a program to repurchase up to $10 million in shares of the Company’s common stock.  Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18, under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy, and other relevant factors.  This share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion.  The Company expects to fund repurchases under the program using cash on its balance sheet.  No repurchases had been made as of June 30, 2015.

Equity Incentive Plan

On May 5, 2015, the Company’s stockholders approved the Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 615,070 shares (including the 214,283 shares of restricted common stock that have been granted to the Company’s executive officers, the Company’s non-executive directors and Jesse J. Hough, the Company’s consultant). As of June 30, 2015, there were 400,787 of shares available for future grant under the Plan.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

On February 25, 2015, 3,214 restricted shares of common stock, were forfeited by an independent director who resigned from the Company’s Board of Directors.  The Company had recorded $10,820 in stock based compensation and paid $1,047 in dividends with respect to such restricted shares.  In conjunction with the forfeiture of restricted shares, the Company reversed $9,773 in previously recorded compensation, net of the dividends paid to the director.

A summary of the non-vested shares as of June 30, 2015 is as follows:

		Weighted
	Number of	average grant
	shares	date fair value

Unvested at January 1, 2015	214,283	$14.00
Granted on February 25, 2015	3,214	11.15
Vested	(70,356)	(14.00)
Forfeited	(3,214)	(14.00)
Unvested at June 30, 2015	143,927	$13.94

For the three and six months ended June 30, 2015, the Company recognized $241,193 and $480,195, respectively, of stock-based compensation expense related to these restricted stock awards.  For the three and six months ended June 30, 2014, the Company recognized $205,479 of stock-based compensation expense related to these restricted stock awards.  As of June 30, 2015, there was $1.7 million of total unrecognized compensation costs related to non-vested stock awards which are expected to be recognized over a weighted-average period of 1.8 years.

Earnings per Share

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 2,498,902 and 2,223,481 for the three and six months ended June 30, 2015, respectively.  The weighted average number of OP units held by the noncontrolling interest was 1,603,022 and 805,939 for the three and six months ended June 30, 2014, respectively.  The weighted average number of Excess Units held by the noncontrolling interest was 271,915 and 136,709 for the three and six months ended June 30, 2015, respectively.

For the three and six months ended June 30, 2015 and 2014, diluted weighted average common shares do not include the impact of certain unvested compensation-related shares because the effect of these items on diluted earnings per share

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

would be anti-dilutive.  Anti-dilutive compensation-related shares outstanding were 143,927 and 214,283 as of June 30, 2015 and 2014, respectively.

The computation of basic and diluted earnings per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$107,077	$(358,283)	$(49,364)	$(358,283)
Less: Dividends paid on unvested restricted shares	(18,351)	(22,500)	(43,208)	(22,500)
Less: Dividends paid on redeemable non-controlling interest	(112,675)	—	(112,675)	—
Net loss attributable to common stockholders	$(23,949)	$(380,783)	$(205,247)	$(380,783)

Denominator:
Weighted-average number of common shares - basic and diluted	7,892,700	3,132,044	7,712,445	1,575,172
Unvested restricted shares (1)	—	—	—	—
Redeemable non-controlling interest (1)	—	—	—	—
Weighted-average number of common shares - diluted	7,892,700	3,132,044	7,712,445	1,575,172

Loss per share attributable to common stockholders - basic and diluted	$(0.00)	$(0.12)	$(0.03)	$(0.24)

(1)	Anti-dilutive for the three and six months ended June 30, 2015 and 2014.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

Redeemable non-controlling interest includes 883,724 OP units which are redeemable for cash.  The units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

On July 21, 2015, the Company completed an underwritten public offering, pursuant to which it sold 3,000,000 shares of common stock.  The above earnings per share amounts do not include the impact of this stock issuance.

Note 9—Subsequent Events

See Note 6 for subsequent bond issuances under the Farmer Mac Facility and an amendment of the Bond Purchase Agreement.

See Note 7 for subsequent real estate acquisitions.

On July 21, 2015, the Company completed an underwritten public offering, pursuant to which the Company sold 3,000,000 shares of common stock at a price per share of $11.00 and generated gross proceeds of $33 million.  The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $31.2 million.

On August 5, 2015, our Board of Directors declared a cash dividend of $.1275 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of October 1, 2015, and is expected to be paid on October 15, 2015.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

In July 2015, the Company entered into purchase agreements with unrelated third parties to acquire the following farms:

		Total
		approximate	Purchase
Farm Name	Location	acres	price
Riccioni	Van Buren, MI	181	$2,544,000
Hermann	Polk, NE	160	1,288,000
		341	$3,832,000

The acquisitions are expected to close in the third and fourth quarter of 2015, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our combined consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities Exchange Commission (“SEC”) on March 3, 2015 (the “Annual Report”), which is accessible on the SEC’s website at www.sec.gov.  The terms “Company,” “we,” “our” and “us” refer to Farmland Partners Inc. and its consolidated subsidiaries except where the context otherwise requires.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of August 10, 2015, our portfolio consists of 122 farms in Illinois, Nebraska, Colorado, Arkansas, Louisiana, Kansas, Mississippi, South Carolina, North Carolina, Virginia and Michigan totaling approximately 71,355 acres, including 2 farms totaling 2,513 acres acquired subsequent to June 30,  2015 and 2 farms totaling 341 acres under contract.  The substantial majority of our farms are devoted to primary crops, such as corn, soybeans and wheat, because we believe primary crop farmland is likely to provide attractive risk-adjusted returns over time through a combination of stable rental income generation and value appreciation.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), a  Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries.    As of June 30,  2015,  we owned 67.4% of the units of limited partnership interest (“OP units”) in the Operating Partnership.

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

Taxable REIT Subsidiary

FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), operates 563 acres of the Company’s farmland in Nebraska.  Additionally, the TRS plans to operate a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing abilities and create cost savings through bulk orders.

Recent Developments

Completed Acquisitions

Since December 31, 2014, we have completed seventeen acquisitions.  The consideration paid in the Timmerman, Nebraska Battle Creek farms, Northeast Nebraska farms and Justice farms acquisitions included 887,979 shares of common stock and 2,232,296 OP units.

		Date	Approximate	Purchase
Acquisitions	County	acquired	acres	price

Swarek	Quitman, MS	1/14/2015	850	$3,511,919
Stonington Bass	Baca, CO	2/18/2015	997	2,079,000
Benda Butler	Butler, NE	2/24/2015	73	605,799
Benda Polk	Polk, NE	2/24/2015	123	860,998
Timmerman	Phillips, CO	3/13/2015	315	2,026,220
Cypress Bay	Bamberg, SC	3/13/2015	502	2,303,573
Nebraska Battle Creek farms (5 farms)	Madison, NE	4/10/2015	1,117	9,022,595
Northeast Nebraska farms (6 farms)	Pierce, NE	4/10/2015	1,160	8,981,209
Drury	Yuma, CO	4/10/2015	160	950,000
Sutter	Yuma, CO	4/17/2015	322	2,000,056
Bobcat	St. Francis, AR	4/30/2015	934	3,024,750
Swindoll Darby	Tunica, MS	5/14/2015	359	1,468,457
Abraham	Fulton, IL	5/29/2015	110	761,844
Justice farms (8 farms)	(1)	6/2/2015	14,935	80,913,167
Tomasek	McDonough, IL	6/30/2015	58	690,463
Purdy	Crittenden and Mississippi, AR	7/2/2015	1,383	6,146,650
Matthews	Tunica and DeSoto, MS	7/10/2015	1,130	5,554,400
			24,528	$130,901,100

(1)	The Justice farms are located in Beaufort, Currituck, Pamlico, Pasquotank and Perquimans counties, NC; Marlboro county, SC; and Chesapeake, VA.

Properties under Contract

We have entered into purchase agreements with unrelated third parties to acquire the following farms:

		Approximate	Purchase
Acquisitions	County	acres	price
Stelter Berry	Van Buren, MI	125	$1,171,000
Riccioni	Van Buren, MI	181	2,544,000
Hermann	Polk, NE	160	1,288,000
		466	$5,003,000

On August 6, 2015, the Company elected to terminate the purchase agreement, during the due diligence period, on the Stelter Berry farm. The Company expects to receive a refund of the earnest money paid on this farm. The remaining acquisitions are expected to close in the third and fourth quarters of 2015, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Financing Activity

The Company and the Operating Partnership are parties to a bond purchase agreement (as amended or amended and restated from time to time, the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser, regarding a secured note purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of  $165.0 million. As of June 30, 2015, the Company had $157.0 million outstanding under the Farmer Mac Facility. Since June 30, 2015, the Company has issued one bond totaling $6.6 million with a five-year term and a fixed interest rate of 3.35%.  See “Liquidity and Capital Resources” for further details regarding the current year issuances.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many annual crops, and particularly corn, experienced significant declines in 2014, we do not believe that such declines represent a trend that will continue over the long term. In fact, late in the second quarter of 2015 prices for many commodities such as corn and soybeans have begun to move up due to uncertainty about crop size and growing conditions has begun to occur.  Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time.

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

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years.  Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 171 million acres will be added from 2005-2007 to 2050, a 4.3% increase. In comparison, world population is expected to grow over the same period to 9.6 billion, a 38% increase. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

Conditions in Our Existing Markets

The market for farmland is dominated by buyers who are existing farm owners and operators. As a result of increasing commodity prices and the relatively low return on alternative investments, farmland values in many agricultural markets have increased in recent years and capitalization rates have decreased. Although farmland prices may show a decline from time to time, we do not expect a major long-term reduction in farmland values, and believe any reduction in land values is likely to be short-lived as global demand for food and agricultural commodities continues to outpace supply. On the other hand, we do not expect farmland values to continue to rise as rapidly as they have in recent years. We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will continue to compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators, in some circumstances, will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over more acres. Furthermore, because it is generally customary in the farming industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods when profitability is higher. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in close proximity to their existing operations when they arise, even when the farmer anticipates lower current returns or short-term losses. In addition, because many farmers both own farmland and rent additional farmland from other landowners, we believe that many farmers will choose to subsidize losses on rented land during periods of lower profitability with relatively higher profits generated by land that they own and that has comparatively lower fixed costs.

Lease Expirations

Farm leases are often short-term in nature.  Our portfolio, as of June 30,  2015, had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

		% of		% of
	Approximate	approximate	Annual	annual
Year Ending December 31,	acres	acres	cash rents	cash rents
2015	11,274	18.2%	$1,914,247	14.0%
2016	24,963	40.2%	4,721,062	34.3%
2017	9,497	15.3%	2,423,296	17.6%
2018	1,387	2.2%	287,300	2.1%
2019	14,935	24.1%	4,398,433	32.0%
	62,056	100.0%	$13,744,338	100.0%

We have 5,882 acres which have lease payments based on a percentage of farming revenues and 563 acres that are leased to our taxable REIT subsidiary, which are not included in the table above.  We expect market rents in the coming year to be consistent with expiring rents.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

Expenses

All of the leases for our portfolio are, and we expect that substantially all of the leases for farmland we acquire in the future will be, structured in such a way that we are responsible for major maintenance, certain insurance and taxes (which are generally reimbursed to us by our tenants) while our tenant is responsible for minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. As the owner of the land, we generally only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities or other physical structures customary for farms. In cases where capital expenditures are necessary, we typically seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also incur the costs associated with maintaining liability and casualty insurance.

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

Our exposure to short-term crop price fluctuations, related to farming operations, is generally limited by current marketing contracts or other hedging arrangements, which the Company may enter into throughout the growing season.

In April 2015, FPI Agribusiness entered into a marketing contract to sell 25,000 bushels of corn at $3.98 per bushel, in the fourth quarter of 2015 to protect against the commodity pricing exposure from farming operations.  The contracts are accounted for using the normal purchase and sales exception for hedge accounting.

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

When above or below market leases are acquired, we value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases, and the below market lease values will be amortized as an increase to rental income over the remaining initial.  The fair value of acquired below market leases is included as deferred revenue on the accompanying combined consolidated balance sheets and is amortized as an increase of rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases terms plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease early, the unamortized portion of leasing commissions, above and below market leases, the in-place lease value and tenant relationships will be immediately written off.

Total consideration for acquisitions may include a combination of cash and equity securities.  When equity securities are issued, we determine the fair value of the equity securities issued based on the number of shares of common stock or OP units issued multiplied by the stock price on the date of closing.

Using information available at the time of acquisition, we allocate the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.

Real Estate

Our real estate consists of land and improvements made to the land consisting of grain facilities, irrigation improvements, groundwater, other assets and drainage improvements. We record real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We begin depreciating assets when the asset is ready for its intended use.  We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 10-25 years for grain facilities, 2-40 years for irrigation improvements, 3-50 years for groundwater, 7-40 years for other acquired assets and 27-65 years for drainage improvements. We periodically evaluate the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

When a sale occurs, we recognize the associated gain when all consideration has been transferred, the sale has closed, and there is no material continuing involvement. If a sale is expected to generate a loss, we first assess it through the impairment evaluation process—see ‘‘Impairment’’ below.

Impairment of Real Estate Assets

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

Inventory

The costs of growing crop are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in our combined consolidated financial statements.  Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year.  Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

Harvested crop inventory includes costs accumulated during the growing phase plus harvesting costs and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition.  Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory such as fertilizer and pesticides are valued at the lower of cost or market.

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a pro rata basis over the lease term.  Deferred revenue includes the cumulative difference between the rental revenue recorded on a straight-line basis and the cash rent received from tenants in accordance with the lease terms.    Acquired below market leases are included in deferred revenue on the accompanying combined consolidated financial statements, which are amortized into rental income over the life of the respective leases.

The leases in the period ended June 30, 2015 had terms ranging from one to five years, ten of our leases have renewal options and one of our leases has rent escalations. The majority of our leases provide for a fixed cash rent payment.  Tenant leases on acquired farms generally require the tenant to pay us rent for the entire initial year if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, we may receive a partial rent payment or no rent payment at all.

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

We record revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility and title has transferred.  Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility.  Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

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

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective income tax bases and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.

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

New or Revised Accounting Standards Not Yet Effective

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. We have elected to early adopt the provisions of ASU 2015-03, as of June 30, 2015.  All periods presented have been retroactively adjusted.

Results of Operations

Comparison of the three months ended June 30,  2015 to the three months ended June 30,  2014

	For the three months ended June 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Rental income	$2,788,165	$700,965	$2,087,200	297.8%
Tenant reimbursements	95,555	77,830	17,725	22.8%
Other income	—	7,603	(7,603)	(100.0)
Total operating revenues	2,883,720	786,398	2,097,322	266.7%

OPERATING EXPENSES
Depreciation and depletion	203,210	69,369	133,841	192.9%
Property operating expenses	259,127	59,732	199,395	333.8%
Acquisition and due diligence costs	56,646	67,861	(11,215)	(16.5)%
General and administrative expenses	989,011	740,068	248,943	33.6%
Legal and accounting	162,367	102,500	59,867	58.4%
Total operating expenses	1,670,361	1,039,530	630,831	60.7%
OPERATING INCOME	1,213,359	(253,132)	1,466,491	579.3%

OTHER (INCOME) EXPENSE:
Interest expense	1,068,691	288,536	780,155	270.4%
Total other (income) expense	1,068,691	288,536	780,155	270.4%

NET INCOME (LOSS)	$144,668	$(541,668)	$686,336	126.7%

Our rental income for the period presented was impacted by the acquisitions completed in the last two quarters of 2014 and the first two quarters of 2015. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods  presented. The same-property portfolio for the periods presented includes the 38 farms and three grain storage facilities contributed to us by our Predecessor at the time of the IPO.

Total rental income increased $2,087,200, or 297.8%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily resulting from the completion of 27 acquisitions during the last two quarters of 2014 and 15 during the first two quarters of 2015. For the three months ended June 30, 2015, the average annual rent for the entire portfolio increased to $217 per acre from $186 per acre for the same period in 2014 as a result of diversification of our portfolio.

Rental income for the same-property portfolio increased to $637,891 for the three months ended June 30, 2015, from $635,858 for the three months ended June 30, 2014, as a result of average annual rent for the same-property portfolio increasing to $361 per acre for the three months ended June 30, 2015 from $360 per acre for the same period in 2014.  The increase is a result of an increase in the average annual rent of $4 per acre for 14 farms totaling 2,097 acres whose respective leases expired at the end of 2014.

In 2014, leases that provide for tenant payment of property taxes required the tenant to reimburse us for the amount we will pay in 2015.  We completed 27 acquisitions during the last two quarters of 2014 and 15 during the first two quarters of 2015.  As a result of the portfolio growth, tenant reimbursements increased $17,725 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Property operating expenses increased $199,395 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, of which $109,000 is attributable to properties acquired since June 30, 2014.  The increase in property operating expenses is primarily related to (i) an increase in property insurance of $24,718, (ii) an increase in property taxes of $9,632,  (iii) an increase in repairs of $9,806 and (iv) an increase in other tenant related expenses of $46,237 as compared to the same period in 2014.

Depreciation and depletion expense increased $133,841, or 192.9%, for the three months ended June 30,  2015, as compared to the three months ended June 30,  2014 as a result of acquiring $7.7 million in depreciable assets in the last two quarters of 2014, $2.9 million in depreciable assets in the first six months of 2015 and investing $3.7 million in improvements on acquired properties.

General and administrative expenses increased $248,943 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  The increase in general and administrative expenses was a result largely of increased costs related to being a public company and our subsequent growth. During the three months ended June 30, 2015, stock based compensation increased $32,202, consulting fees increased $30,011, our public company costs increased $32,410 and other corporate costs increased $59,199 as compared with the same period in 2014.  During the three months ended June 30, 2015, employee compensation expenses increased $262,563 as compared with the same period in 2014, as we have increased our employee headcount from two employees at the IPO to eight employees as a result of our growth, added a formal bonus program in the third quarter of 2014 and increased the compensation for our Chief Financial Officer in 2015. In three months ended June 30, 2014, $167,443 in professional fees was incurred on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO.

Legal and accounting expenses increased $59,867 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily as a result of increased costs related to being a public company and the growth of our portfolio.

Interest expense increased by $780,155, or 270.4%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, as a result of an increase in interest related to the Farmer Mac Facility of $838,721 which is offset by amortization of a premium on our debt of $9,529 and of interest savings of $46,741 as a result of repaying $11.3 million in outstanding debt in conjunction with the completion of the IPO and repaying $4.1 million in outstanding debt in the first quarter of 2015.  As of June 30, 2015, we had $157.0 million outstanding under the Farmer Mac Facility.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

	For the six months ended June 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Rental income	$4,818,311	$1,336,819	$3,481,492	260.4%
Tenant reimbursements	168,900	127,627	41,273	32.3%
Other income	—	7,603	(7,603)	(100.0)%
Total operating revenues	4,987,211	1,472,049	3,515,162	238.8%

OPERATING EXPENSES
Depreciation and depletion	376,140	109,264	266,876	244.2%
Property operating expenses	459,623	109,529	350,094	319.6%
Acquisition and due diligence costs	67,560	67,861	(301)	(0.4)%
General and administrative expenses	1,864,042	813,363	1,050,679	129.2%
Legal and accounting	430,542	156,000	274,542	176.0%
Total operating expenses	3,197,907	1,256,017	1,941,890	154.6%
OPERATING INCOME	1,789,304	216,032	1,573,272	728.3%

OTHER EXPENSE:
Interest expense	1,841,214	623,110	1,218,104	195.5%
Total other expense	1,841,214	623,110	1,218,104	195.5%

NET LOSS	$(51,910)	$(407,078)	$355,168	87.2%

Our rental income for the period presented was impacted by 15 acquisitions made during the first and second quarters of 2015 and 27 acquisitions completed in the third and fourth quarters of 2014. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of the both periods presented. The same-property portfolio for the periods presented includes the 38 farms and three grain storage facilities contributed to us by our Predecessor at the time of the IPO.

Total rental income increased $3,481,492, or 260.4%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily resulting from the completion of 42 acquisitions during the last two quarters of 2014 and the first two quarters of 2015. For the six months ended June 30, 2015, the average annual rent for the entire portfolio increased to $217 per acre from $186 per acre for the same period in 2014 as a result of diversification of our portfolio to markets characterized by lower farmland purchase prices and rents per acre.

Rental income for the same-property portfolio increased to $1,275,781 for the six months ended June 30, 2015, from $1,271,716 for the six months ended June 30, 2014, as a result of average annual rent for the same-property portfolio increasing to $361 per acre for the six months ended June 30, 2015 from $360 per acre for the same period in 2014.  The increase is a result of an increase in the average annual rent of $4 per acre for 14 farms totaling 2,097 acres whose respective leases expired at the end of 2014.

In 2014, leases that provide for tenant payment of property taxes required the tenant to reimburse us for the amount we will pay in 2015.  We completed 42 acquisitions during the last two quarters of 2014 and the first two quarters of 2015.  As a result of the portfolio growth,  tenant reimbursements increased $41,273 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Property operating expenses increased $350,094 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, of which $209,269 is attributable to acquired properties since June 30, 2014.  The increase in property operating expenses is primarily related to an increase in property insurance of $41,603, increase in property taxes of $27,547, increase in repairs of $21,287 and an increase in other tenant related expenses of $50,388 as compared to the same period in 2014.

Depreciation and depletion expense increased $266,876, or 244.2%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 as a result of acquiring $7.7 million in depreciable assets in the last two quarters of 2014, $2.9 million in depreciable assets in the first two quarters of 2015 and investing $3.7 million in improvements on acquired property.

General and administrative expenses increased $1,050,679 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.  The increase in general and administrative expenses was a result largely of increased costs related to being a public company and our subsequent growth. During the six months ended June 30, 2015, stock based compensation increased $210,890, consulting fees increased $128,076, our public company costs increased $179,931 and other corporate costs increased $102,246 as compared with the same period in 2014.  During the six months ended June 30, 2015, employee compensation expenses increased $648,569 as compared with the same period in 2014, as we did not have any employees prior to the IPO and have since increased our staffing to eight employees and added a formal bonus program. In 2014 $219,028 in professional fees were incurred on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO.

Legal and accounting expenses increased $274,542, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily as a result of becoming a public company and growth of our portfolio.

Interest expense increased by $1,218,104, or 195.5%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, as a result of an increase in interest related to the Farmer Mac Facility of $1,343,002 and an increase in the amortization of debt issuance costs of $45,479, which was offset by interest savings of $153,746 as a result of repaying $12.3 million in outstanding debt through the completion of the IPO and repaying $4.1 million in outstanding debt in the first quarter of 2015.  As of June 30, 2015, we had $157 million outstanding under the Farmer Mac Facility.

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

We intend to utilize the Farmer Mac Facility, which has a maximum borrowing capacity of $165 million, to help fund future acquisitions.  As of June 30, 2015, we had $157.0 million outstanding under the Farmer Mac Facility and had  $8.0 million of remaining capacity, subject to availability of qualifying collateral.  As of June 30, 2015, we had $13.5 million in real property valued according to the criteria set forth in the agreement with Farmer Mac which could be collateralized against the Farmer Mac Facility, resulting in $8.0 million in available borrowing capacity based on an effective loan to value of 60%.

Over the next twelve months, approximately $34.8 million of our borrowings will mature.  To satisfy our maturing debt obligations, we intend to utilize a combination of our expected cash flow from operations, a portion of the net proceeds from our recent underwritten public equity offering and proceeds from debt refinancings with Farmer Mac or other current or prospective lenders.

In the near term, we intend to request an increase in our maximum borrowing capacity under the Farmer Mac Facility; however, we can provide no assurances that Farmer Mac will agree to increase our borrowing capacity or that we will be able to obtain alternative sources of financing necessary to fund our near-term debt maturities.  Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects.

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

Consolidated Indebtedness

Multi-Property Loan

In connection with the IPO and our formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (the “Loan Agreement”), which provided for loans in the initial aggregate principal amount of approximately $30.8 million (together, the “Multi-Property Loan”). The Multi-Property Loan is secured by first mortgages and assignments of rents encumbering 24 of our farms and two of our grain storage facilities. As of June 30, 2015, we had $26.7 million outstanding under the multi-property loan.

The Multi-Property Loan (i) has a maturity date of March 6, 2016, with respect to $26 million of the currently outstanding principal of the loan, and June 28, 2016, with respect to the balance, (ii) bears interest at a rate per annum equal to the one-month LIBOR plus 2.59%, but in any event not less than a rate per annum of 2.80%, and (iii) requires us to make quarterly interest payments on the 30th day of each calendar quarter and principal payments of $1,000,000 on March 6, 2016, and $26,000 on June 16, 2016.

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

Under the Loan Agreement, we are subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum leverage ratio of 0.60 to 1.00 and a minimum fixed charge coverage ratio of 1.5 to 1.00.  Each covenant is measured annually as of December 31st of each year.  Additionally, we are required to maintain a minimum cash account balance of $500,000 during the term of the agreement.

Farmer Mac Facility

We entered into the Bond Purchase Agreement with Farmer Mac and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured bond purchase facility that has a maximum borrowing capacity of $165.0 million. Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth. We were in compliance with all applicable covenants at June 30,  2015. On August 3, 2015, we amended the Bond Purchase Agreement in order to calculate the fixed charge coverage ratio using our Adjusted EBITDA (as defined in the Bond Purchase Agreement) rather than our EBITDA (as defined in the Bond Purchase Agreement).

In connection with the Bond Purchase Agreement, on August 22, 2014,  we and the Operating Partnership also entered into a pledge and security agreement (as amended and restated, the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which we and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bond held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, we agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans. As of June 30, 2015, we had $157.0 million outstanding under the Farmer Mac Facility.

On July 1, 2015, the Operating Partnership issued a $6.6 million, interest-only bond under the Farmer Mac Facility. The bond has a five-year term and has a fixed interest rate of 3.35%.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30,  2015 and 2014:

	For the six months ended June 30,
	2015	2014

Net cash provided by operating activities	$9,538,309	$2,234,366
Net cash used in investing activities	$(89,776,057)	$(32,489,467)
Net cash provided by financing activities	$67,321,360	$35,667,019

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

As of June 30,  2015, we had $20,819,778 of cash and cash equivalents compared to $5,429,723 at June 30,  2014.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $7,303,943, primarily as a result of the following:

•

Receipt of $13.3 million in cash rents or advances on future cash rents for the six months ended June 30, 2015 as compared to receiving $4.1 million in cash rents in the six months ended June 30, 2014;

•	Receipt of a $250,000 refund of a deposit;
•	Increase of $493,915 in employee compensation;
•	Increase of $431,769 on property operating costs;
•	Additional operating costs of $539,398 directly related to becoming a public company; and
•

An increase in cash paid for interest of $786,921 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, as a result of the timing of interest payments on indebtedness, an increase in outstanding indebtedness of $157.0 million, the payoff of $12.3 million of outstanding indebtedness in 2014 and the repayment of $4.1 million in outstanding indebtedness in the first quarter of 2015.

Cash Flows from Investing Activities

Net cash used for investing activities increased $57,286,590 as compared to the six months ended June 30,  2014,  primarily as a result of completing 15 acquisitions in 2015 for aggregate cash consideration of $84.6 million as compared to $32.4 million in aggregate cash consideration for two acquisitions in 2014.  The Company also incurred $5.2 million for real estate improvements.

Cash Flows from Financing Activities

Net cash used in financing activities increased $31,654,341 primarily as a result of the following:

•

Borrowings from mortgage notes payable of $75.9 million in the six months ended June 30, 2015 as compared to our net proceeds from our initial public offering of $49.5 million in the six months ended June 30, 2014.

•	$3.1 million prepayment on the First Midwest bank debt during the six months ended June 30, 2015 as compared to $11.3 million in the six months ended June 30, 2014.
•	$3.0 million in other contractual debt payments made during the six months ended June 30, 2015 compared to $1.0 million in contractual debt payments made during the six months ended June 30, 2014.
•

Dividend payments of $2.3 million to common stockholders and OP unitholders made during the six months ended June 30, 2015 compared to net contributions from members of $.1 million during the six months ended June 30, 2014.

•	Payments of $.3 million in offering costs made during the six months ended June 30, 2015 as compared to $1.5 million in payments during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

As of June 30,  2015, we did not have any off-balance sheet arrangements.

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

•

Real estate related acquisition audit fees.  A portion of the audit fees we incur is directly related to acquisitions, and varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  This exclusion also improves comparability of our results over each reporting period.

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

•

Common shares fully diluted.  In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes shares of common stock , OP units, redeemable OP units and unvested restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$144,668	$(541,668)	$(51,910)	$(407,078)
Depreciation and depletion	203,210	69,369	376,140	109,264
FFO	347,878	(472,299)	324,230	(297,814)

Crop year adjusted revenue	1,101,337	472,504	1,171,195	472,504
Stock based compensation	241,193	205,479	480,195	205,479
Real estate acquisition related audit fees	—	25,000	70,000	25,000
Real estate related acquisition and due diligence costs	56,646	67,861	67,560	67,861
AFFO	$1,747,054	$298,545	$2,113,180	$473,030

AFFO per diluted weighted average share data:

AFFO common shares	10,819,814	4,911,673	10,257,765	2,469,902
Net loss available to common stockholders	$(0.00)	$(0.12)	$(0.03)	$(0.24)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.01	0.01	0.02	0.08
Depreciation and depletion	0.02	0.01	0.04	0.04
Crop year adjusted revenue	0.10	0.10	0.11	0.19
Stock based compensation	0.02	0.04	0.05	0.08
Real estate acquisition related audit fees	—	0.01	0.01	0.01
Real estate related acquisition and due diligence costs	0.01	0.01	0.01	0.03
AFFO diluted weighted average per share	$0.16	$0.06	$0.21	$0.19

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	7,892,700	3,132,044	7,712,445	1,575,172
Weighted average OP units on an as if converted basis	2,498,902	1,603,022	2,223,481	805,939
Weighted average unvested restricted stock	156,297	176,607	185,130	88,791
Weighted average redeemable non-controlling interest	271,915	—	136,709	—
AFFO weighted average common shares	10,819,814	4,911,673	10,257,765	2,469,902

As of June 30,  2015, the Company had 12,797,030 shares of common stock outstanding on a fully diluted basis.

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

The following table sets forth a reconciliation of our net income (loss) to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$144,668	$(541,668)	$(51,910)	$(407,078)
Interest expense	1,068,691	288,536	1,841,214	623,110
Depreciation and depletion	203,210	69,369	376,140	109,264
EBITDA	$1,416,569	$(183,763)	$2,165,444	$325,296

Crop year adjusted revenue	1,101,337	472,504	1,171,195	472,504
Stock based compensation	241,193	205,479	480,195	205,479
Real estate acquisition related audit fees	—	25,000	70,000	25,000
Real estate related acquisition and due diligence costs	56,646	67,861	67,560	67,861
Adjusted EBITDA	$2,815,745	$587,081	$3,954,394	$1,096,140

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

At June 30,  2015, approximately $34.8 million, or 18.9%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.3 million per year. At June 30,  2015, LIBOR was approximately 19 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be impacted.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30,  2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 10, 2015, we issued 118,634 OP units as partial consideration for the acquisition of the Nebraska Battle Creek farms. The issuance of the OP units was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act.

On April 10, 2015, we issued 119,953 OP units as partial consideration for the acquisition of Northeast Nebraska farms. The issuance of OP units was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act.

On June 2, 2015, we issued 824,398 shares of our common stock and 1,993,709 OP units as partial consideration for the acquisition of the Justice farms. The issuance of common stock and OP units was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and pursuant to Rule 506 of Regulation D of the Securities Act.

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

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publically	Purchased
		Average	Announced	Under the Share
	Total Shares	Price Paid	Plans or	Repurchase
	Purchased	per Share	Programs	Program
April 1, 2015 - April 30, 2015	—	—	—	10,000,000
May 1, 2015 - May 31, 2015	—	—	—	10,000,000
June 1, 2015 - June 30, 2015	—	—	—	10,000,000
Total	—	—	—	$10,000,000

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

Farmland Partners Inc.

Dated: August 10, 2015	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2015	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

First Amendment to Real Estate Purchase Agreement, dated April 24, 2015, by and among Farmland Partners Inc. Farmland Partners Operating Partnership, LP and a subsidiary thereto, James C. Justice Companies, Inc., Justice Farms of North Carolina, LLC, Alabama Carbon LLC and James C. Justice III.  (Incorporated by reference to Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.2

First Amendment, dated April 16, 2015, to the Consulting Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough. (Incorporated by reference to Exhibit 10.4 the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.3

Amendment No.1 dated as of June 2, 2015, to the Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by reference to Exhibit 10.3 the Company’s Current Report on Form 8-K filed on June 6, 2015)

10.4	Farmland Partners Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-203874))
10.5*	Second Amendment dated June 30, 2015, to the Consulting Agreement dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*    Filed herewith