Form 10-Q
period 2015-09-30
Farmland Partners Inc.
filed 2015-11-12
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of November 11, 2015,  11,982,689  shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2015

Farmland Partners Inc.

Combined Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Land, at cost	$281,315,286	$152,294,899
Grain facilities	4,259,511	2,650,607
Groundwater	6,332,784	5,004,942
Irrigation improvements	11,130,016	5,188,459
Drainage improvements	1,530,998	783,475
Permanent plantings	1,168,493	—
Other	932,692	570,574
Construction in progress	215,914	—
Real estate, at cost	306,885,694	166,492,956
Less accumulated depreciation	(1,390,697)	(777,469)
Total real estate, net	305,494,997	165,715,487
Deposits	226,912	419,548
Cash	42,504,514	33,736,166
Note and interest receivable, net	1,805,674	—
Deferred offering costs	285,780	—
Accounts receivable	744,240	336,919
Accounts receivable, related party	396,540	182,763
Inventory	199,364	—
Other	432,370	267,431

TOTAL ASSETS	$352,090,391	$200,658,314

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$190,060,807	$113,513,407
Dividends payable	2,060,127	1,122,504
Accrued interest	1,457,065	238,933
Accrued property taxes	564,821	241,221
Deferred revenue (See Note 2)	7,383,186	1,364,737
Accrued expenses	1,338,162	651,672
Total liabilities	202,864,168	117,132,474

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership	9,558,272	—

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 11,982,689 and 11,980,559 shares issued and outstanding at September 30, 2015, respectively, and 7,731,755 shares issued and outstanding at December 31, 2014	117,634	75,175
Additional paid in capital	114,795,891	68,980,437
Retained earnings (deficit)	6,311	(568,192)
Cumulative dividends	(5,661,014)	(2,130,218)
Non-controlling interests in operating partnership	30,409,129	17,168,638
Total equity	139,667,951	83,525,840

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND EQUITY	$352,090,391	$200,658,314

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the three and nine months ended September 30, 2015 and 2014

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Rental income (See Note 2)	$4,047,223	$1,189,366	$8,865,534	$2,526,185
Tenant reimbursements	104,002	61,283	272,902	188,910
Other revenue	17,926	11,405	17,926	19,008
Total operating revenues	4,169,151	1,262,054	9,156,362	2,734,103

OPERATING EXPENSES
Depreciation and depletion	237,241	100,208	613,381	209,472
Property operating expenses	337,902	65,069	797,525	174,598
Acquisition and due diligence costs	111,908	42,602	179,468	103,525
General and administrative expenses	1,111,586	645,962	2,975,628	1,466,263
Legal and accounting	216,090	87,192	646,632	243,192
Total operating expenses	2,014,727	941,033	5,212,634	2,197,050
OPERATING INCOME	2,154,424	321,021	3,943,728	537,053

OTHER (INCOME) EXPENSE:
Other income	(98,366)	—	(98,366)	—
Interest expense	1,390,880	286,216	3,232,094	909,326
Total other expense	1,292,514	286,216	3,133,728	909,326

Net income (loss) before income tax expense	861,910	34,805	810,000	(372,273)

Income tax expense	4,400	—	4,400	—

NET INCOME (LOSS)	857,510	34,805	805,600	(372,273)

Net (income) loss attributable to non-controlling interests in operating partnership	(184,215)	(7,154)	(177,980)	41,641
Net income attributable to redeemable non-controlling interests in operating partnership	(49,428)	—	(53,117)	—

Net income (loss) attributable to the Company	$623,867	$27,651	$574,503	$(330,632)

Nonforfeitable dividends allocated to unvested restricted shares	(18,727)	(22,500)	(61,935)	(45,000)
Dividends on redeemable non-controlling interests in operating partnership	(112,675)	—	(225,350)	—

Net income (loss) available to common stockholders of Farmland Partners Inc.	$492,465	$5,151	$287,218	$(375,632)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.04	$0.00	$0.03	$(0.12)
Diluted net income (loss) available to common stockholders	$0.04	$0.00	$0.03	$(0.12)
Basic weighted average common shares outstanding	11,154,127	6,305,253	8,872,279	3,168,803
Diluted weighted average common shares outstanding	11,158,280	6,309,584	8,882,102	3,168,803

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015 and 2014

(Unaudited)

5
	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$805,600	$(372,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	613,381	209,472
Amortization of discounts/premiums on debt	128,403	97,987
Amortization of net origination fees related to note receivable	(3,126)	—
Amortization of below market leases	(121,885)	—
Stock based compensation	708,703	446,460
Loss on disposition of assets	3,785	7,419
Changes in operating assets and liabilities:
Increase in accounts receivable	(514,198)	(174,592)
Increase in interest receivable	(14,800)	—
Increase in other assets	(144,464)	(99,020)
Increase in inventory	(188,936)	—
Increase (decrease) in accrued interest	1,218,132	(44,576)
Decrease in accrued expenses	(20,907)	(314,643)
Increase in deferred revenue	5,910,737	1,753,410
Increase in accrued property taxes	273,290	156,440
Net cash provided by operating activities	8,653,715	1,666,084
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(98,910,034)	(36,891,656)
Real estate improvements	(6,347,542)	(46,128)
Issuance of note receivable	(1,800,000)	—
Origination fees on note receivable	40,000	—
Payment of direct costs related to note receivable	(18,000)	—
Net cash used in investing activities	(107,035,576)	(36,937,784)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	82,475,000	20,700,000
Repayments on mortgage notes payable	(6,128,300)	(12,311,237)
Proceeds from initial public offering	—	49,476,000
Proceeds from underwritten public offering	35,112,000	44,144,980
Common stock repurchased	(20,932)	(1,000)
Payment of offering costs	(479,852)	(2,255,090)
Payment of debt issuance costs	(223,703)	(216,014)
Refund on outstanding debt	300,000	—
Dividends on common stock	(2,900,159)	(625,725)
Contributions from member	—	1,178,107
Distributions to member	—	(16,765)
Distributions to non-controlling interests in operating partnership	(983,845)	(1,071,592)
Net cash provided by financing activities	107,150,209	99,001,664
NET INCREASE IN CASH	8,768,348	63,729,964
CASH, BEGINNING OF PERIOD	33,736,166	17,805
CASH, END OF PERIOD	$42,504,514	$63,747,769
Cash paid during period for interest	$1,886,772	$853,008
Cash paid during period for taxes	$4,400	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to construction in progress included in accrued expenses	$406,779	$—
Financing fees included in accrued expenses	$4,000	$—
Direct costs related to note receivable included in accrued expenses	$9,748	$—
Real estate acquisition costs included in accrued expenses	$11,348	$—
Capitalization of deferred offering costs related to at-the-market offering	$265,092	$—
Capitalization of deferred offering costs as a result of pending financing transaction	$—	$699,013
Dividends payable	$2,060,127	$1,016,059
Property tax liability assumed in acquisitions	$50,310	$21,959
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interests in operating partnership in conjunction with acquisitions	$34,387,828	$—
Below market lease acquired in acquisitions	$229,597	$—
Cash acquired in business combination	$—	$(1,000)
Accounts receivable acquired in business combination	$(106,900)	$(30,000)
Other assets acquired in business combination	$(32,500)	$—
Distribution of accounts receivable to Pittman Hough Farms	$—	$(450,833)

See accompanying notes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries, (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of September 30, 2015, the Company owned a portfolio of 121 farms, as well as eight grain storage facilities, which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2015, the Company owned 74.1% of the units of limited partnership interest in the Operating Partnership (“OP units”) (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding OP units).

The Company and the Operating Partnership commenced operations upon completion of the underwritten initial public offering of shares of the Company’s common stock (the “IPO”) on April 16, 2014 (see “Note 9—Stockholders’ Equity and Non-controlling Interests”). Concurrently with the completion of the IPO, the Company’s predecessor, FP Land LLC, a Delaware limited liability company (“FP Land”), merged with and into the Operating Partnership, with the Operating Partnership surviving (the “FP Land Merger”). As a result of the FP Land Merger, the Operating Partnership succeeded to the business and operations of FP Land, including FP Land’s 100% fee simple interest in a portfolio of 38 farms and three grain storage facilities (the “Contributed Properties”).

The Company has elected to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), effective with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary, as a taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”).  The TRS was formed to provide purchasing services to the Company’s tenants and also to operate a small scale custom farming business on 563 acres of farmland owned by the Company and located in Nebraska.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Upon completion of the IPO and the related formation transactions, the Company succeeded to the operations of FP Land.  FP Land was an entity under the common control of Paul A. Pittman, the Company’s Executive Chairman, President and Chief Executive Officer, and was organized to hold the equity interests of PH Farms LLC, an Illinois limited liability company, and Cottonwood Valley Land, LLC, a Nebraska limited liability company, both of which are engaged in the ownership of farmland and property related to farming in agricultural markets in Illinois, Nebraska and Colorado.  These financial statements retroactively reflect the consolidated equity ownership structure of the Company and the formation transactions.  The formation transactions were accounted for at historical cost due to the existence of common control.

The Company’s financial condition as of September 30, 2015 and December 31, 2014 and the results of operations for the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, reflect the financial condition and results of operations of the Company.  Due to the timing of the IPO and the formation transactions, the results of operations for the nine months ended September 30, 2014 reflect the combined results of operations of FP Land, together with the Company, for the period prior to April 16, 2014 and the consolidated results of the Company for the period from April 16, 2014 through September 30, 2014.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 is unaudited.  All significant inter-company balances and transactions have been eliminated in consolidation.  The accompanying financial statements for the three and nine months ended September 30, 2015 and 2014 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, which the Company filed with the SEC on March 3, 2015.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of actual operating results for the entire year ending December 31, 2015.

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

Reclassifications

Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation with no impact to net income (loss), equity or cash flows from operations.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When the Company acquires farmland that was previously operated as a rental property, the Company evaluates whether a lease is in place or a crop is being produced at the time of closing of the acquisition.  If a lease is in place or a crop is being produced, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations, as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as asset acquisitions.  When the Company acquires farmland in a sale-lease back transaction, the Company accounts for the transaction as an asset acquisition and capitalizes the transaction costs incurred in connection with the acquisition.

Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines, and perennial crops) and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land as if it were unimproved. The Company values improvements, including permanent plantings and grain facilities, at replacement cost as new, adjusted for depreciation. Management’s estimates of land and groundwater value are made using a comparable sales analysis. Factors considered by management in its analysis of land value include soil types and water availability, the sales prices of comparable farms, and the replacement cost and residual useful life of land improvements. Management’s estimates of groundwater value are made using historical information obtained regarding the applicable aquifer. Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

depletable resource or a replenishing resource.  If the aquifer is a replenishing resource, no value is allocated to the groundwater.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was acquired.

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying combined consolidated balance sheets, is amortized as an increase of rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.  As of September 30, 2015, the aggregate gross amount of below market leases was $229,597 and the total accumulated amortization was $121,885.  Total amortization related to below market leases was $64,627 and $121,885 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2015 and December 31, 2014, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Real Estate

The Company’s real estate consists of land, groundwater and improvements made to the land consisting of permanent plantings, grain facilities, irrigation improvements, drainage improvements and other improvements. The Company records real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset.  Construction in progress includes the costs to build new grain storage facilities and install new pivots and wells on newly acquired farms.  The Company begins depreciating assets when the asset is ready for its intended use.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

	Years

Grain facilities	10	-	40
Irrigation improvements	2	-	40
Drainage improvements	27	-	65
Groundwater	3	-	50
Permanent plantings			23
Other	5	-	40

The Company periodically evaluates the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

When a sale occurs, the Company recognizes the associated gain when all consideration has been transferred, the sale has closed and there is no material continuing involvement. If a sale is expected to generate a loss, the Company first assesses it through the impairment evaluation process—see “Impairment of Real Estate Assets” below.

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

Cash

The Company’s cash at September 30, 2015 and December 31, 2014 was held in the custody of two financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company or its predecessor in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the nine-month period ended September 30, 2015, $227,703 in costs were incurred in conjunction with the issuance of five bonds under the Farmer Mac Facility (as defined below).  During the year ended December 31, 2014, $135,340 and $234,188 in costs were incurred in conjunction with the modification of the First Midwest Bank debt on April 16, 2014 and the issuance of five bonds under the Farmer Mac Facility, respectively. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized debt issuance costs are removed from the books upon maturity or repayment of the underlying debt. The Company wrote off $12,300 in debt issuance costs in conjunction with the early repayment of debt during the nine months ended September 30, 2015, and no costs were written off during the three months ended September 30, 2015. Accumulated amortization of debt issuance costs was $253,301 and $97,439 as of September 30, 2015 and December 31, 2014, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note and Interest Receivable

The note receivable is stated at its unpaid principal balance, and includes unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each statement of financial position date.  As of September 30, 2015, the Company has designated the note receivable as held-to-maturity based on the Company’s positive intent and ability to hold the security until maturity.  Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method.  Such amortization, including interest, is included in other revenue within our combined consolidated statements of operations.

Allowance for Note and Interest Receivable

A note is placed on nonaccrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful.  The accrual of interest on the instrument ceases when there is concern as to the ultimate collection of principal or interest due according to the note agreement will not be realized.  Any payment received on such non-accrual notes are recorded as interest income when the payment is received.  The note is reclassified as accrual-basis once interest and principal payments become current.  The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note.  Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether there is a requirement to record an allowance.  Any uncollectible interest previously accrued is also charged off, or an allowance is established by a charge to interest income.  As of September 30, 2015, we believe the value of the underlying collateral to be sufficient and in excess of the outstanding principal and accrued interest.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offering of securities.  At the completion of the offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued.  If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs.  The Company incurred $370,493 and $756,970 in deferred offering costs in the three and nine months ended September 30, 2015, respectively.  As of September 30, 2015 and December 31, 2014, the Company had $285,780 and $0, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or actual offering of securities.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0 as of September 30, 2015 and December 31, 2014.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Harvested crop inventory includes costs accumulated during the growing phase plus harvesting costs and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition.  Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory such as fertilizer and pesticides are valued at the lower of cost or market.

Inventory consisted of the following:

September 30, 2015

Growing crop	$193,278
Fertilizer and pesticides	6,086
$199,364

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a straight-line basis over the lease term. Deferred revenue includes the cumulative difference between the rental revenue recorded on a straight-line basis and the cash rent received from tenants in accordance with the lease terms.  Acquired below market leases are included in deferred revenue on the accompanying combined consolidated financial statements, which are amortized into rental income over the life of the respective leases, plus the terms of the below market renewal options, if any.

Leases in place as of September 30, 2015 had terms ranging from one to five years.  As of September 30, 2015, the Company had 17 leases with renewal options and one lease with rent escalations.  The majority of the Company’s leases provide for a fixed cash rent payment.  Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds or a percentage of harvested crops.  As of September 30, 2015, all such leases provided for a rent payment determined as a percentage of the gross farm proceeds.  Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds is recognized upon notification from the grain facility that grain has been delivered in the Company’s name or when the tenant has notified the Company of the total amount of gross farm proceeds.

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

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

and title has transferred.  Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility.  Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

The Company recognizes interest income on notes receivable on an accrual basis over the life of the note.  Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in operating revenue as a component of other income in the Company’s Combined Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Income Taxes

As a REIT, the Company is permitted to deduct dividends paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective income tax bases and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  At September 30, 2015, the Company did not have any deferred tax assets or liabilities.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  At September 30, 2015, the Company did not identify any uncertain tax positions.

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

Derivatives and Hedge Accounting

The Company enters into marketing contracts to sell commodities.  Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales.  The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements.  All contracts entered into in the three and nine months ended September 30, 2015 met the criteria to be exempt from derivative accounting and have been designated as normal purchase and sales exceptions for hedge accounting.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 9).  Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that OP units are redeemed for shares of common stock of the Company.  No adjustment is made for shares that are anti-dilutive during a period.

Non-controlling Interests

The Company’s non-controlling interests are interests in the Operating Partnership not owned by the Company.  The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are contingently redeemable solely for cash (unless shareholder approval is obtained to redeem for shares of common stock) one year after issuance or deemed probable to eventually become redeemable and which have redemption features outside of our control, as redeemable non-controlling interests in the mezzanine section of its combined consolidated balance sheets.  The Company has elected to accrete the change in redemption value subsequent to issuance and during the respective twelve-month holding period, after which point the units will be marked to redemption value at each reporting period. The majority of the Company’s non-controlling interests, which are redeemable for cash or shares of the Company’s common stock, at the Company’s option, are reported in the equity section of the Company’s combined consolidated balance sheets. The amounts reported for non-controlling interests on the Company’s combined consolidated statements of operations represent the portion of income or losses not attributable to the Company.

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s Amended and Restated 2014 Equity Incentive Plan as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9 – Stockholders’ Equity and Non-controlling Interests”).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and non-employee directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  When an unvested award is forfeited, the Company recognizes compensation expense for dividends paid on the unvested award.  The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations.  During the nine months ended September 30, 2015, the Company recorded a decrease in stock based compensation related to non-employee share awards of $31,739, as a result of a change in fair value of the unvested shares.

New or Revised Accounting Standards Not Yet Effective

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2015-03.  The Company had unamortized deferred financing fees of $424,434 and $364,893 as of September

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

30, 2015 and December 31, 2014, respectively.  These costs have been reclassified from deferred financing fees to mortgage notes and bonds payable.  All periods presented have been retroactively adjusted.

The following table summarizes the retroactive adjustment and the overall impact on the previously reported combined consolidated financial statements:

	December 31, 2014
	As previously reported	Retroactive Application

Deferred finance fees, net	$364,893	$—
Mortgage notes and bonds payable, net	$113,878,300	$113,513,407

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.  We have assessed the impact of ASU 2015-15 and it does not have a material effect on the Company’s combined consolidated financial statements or financial covenants. ASU 2015-15 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. We are currently assessing the impact of ASU 2015-16 and do not expect it to have a material effect on the Company’s combined consolidated financial statements or financial covenants. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.

Note 2—Revenue Recognition

The Company typically receives one lease payment per year from tenants either during the first quarter of the year or at the time of acquisition of the related farm.  As such, the rental income received is recorded on a straight-line basis over the lease term.  Payments received in advance are included in deferred revenue until they are earned.  As of September 30, 2015, the Company had $7,383,186 in deferred revenue, $3,475,965 of which will be recognized during the remainder of the fiscal year ending December 31, 2015, as a result of straight-lining advance payments.  Unamortized below market leases as of September 30, 2015 were $107,712 and are included in deferred revenue. As of December 31, 2014, the Company had $1,364,737 in deferred revenue.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The following represents a summary of the cash rent received during the three and nine months ended September 30, 2015 and 2014 and the rental income recognized for the three and nine months ended September 30, 2015 and 2014:

	Cash rent received				Rental income recognized
	For the three months ended		For the nine months ended		For the three months ended		For the nine months ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014

Leases in effect at the beginning of the year	$—	$42,537	$5,505,082	$2,551,664	$1,776,734	$678,391	$5,363,933	$1,950,098
Leases entered into during the year	763,820	65,000	8,542,662	1,677,847	2,270,489	510,975	3,501,601	576,087

	$763,820	$107,537	$14,047,744	$4,229,511	$4,047,223	$1,189,366	$8,865,534	$2,526,185

Future minimum lease payments from tenants under all non-cancelable leases in place as of September 30, 2015, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for the remainder of 2015 and each of the next four years as of September 30, 2015 are as follows:

Future rental
Year Ending December 31,	payments

Remaining 3 months in 2015	$7,242,070
2016	10,618,111
2017	5,838,791
2018	4,068,190
2019	15,441
$27,782,603

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

On November 6, 2015, the Company amended two leases with its largest tenant to modify the payment schedule for certain rental payments and increase the tenant rent due for the 2016 calendar year.  See Note 10 for additional information regarding the lease amendment and the impact on future cash rents.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2015 and 2014, the Company had certain tenant concentrations as set forth in the table below.  Astoria Farms and Hough Farms are related parties (see ‘‘Note 4—Related Party Transactions’’).  If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.  The following is a summary of the Company’s significant tenants:

	Rental income recognized
	For the three months ended				For the nine months ended
	September 30,				September 30,
	2015		2014		2015		2014

Astoria Farms	$551,563	13.6%	$545,035	45.8%	$1,645,315	18.6%	$1,635,104	64.7%
Hough Farms	133,442	3.3%	73,675	6.2%	390,437	4.4%	221,025	8.7%
Justice Family Farms LLC (1)	1,379,887	34.1%	—	—%	2,128,990	24.0%	—	—%
Hudye Farms tenant A (2)	201,740	5.0%	201,740	17.0%	605,221	6.8%	217,174	8.6%

	$2,266,632		$820,450		$4,769,963		$2,073,303

	Cash rent received
	For the three months ended				For the nine months ended
	September 30,				September 30,
	2015		2014		2015		2014

Astoria Farms	$9,375	1.2%	$—	—%	$2,196,878	15.6%	$2,180,139	51.5%
Hough Farms	—	—%	—	—%	528,824	3.8%	294,700	7.0%
Justice Family Farms LLC (1)	—	—%	—	—%	6,037,065	43.0%	—	—%
Hudye Farms tenant A (2)	—	—%	—	—%	677,612	4.8%	677,612	16.0%

	$9,375		$—		$9,440,379		$3,152,451

(1)	The Justice farms were acquired in two separate transactions that closed on December 22, 2014 and June 2, 2015.
(2)	Hudye Farms was acquired on June 12, 2014.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2015 and 2014 and rental income recorded by the Company for the three and nine months ended September 30, 2015 and 2014 by location of the farm (unaudited):

			Rental income
	Approximate % of total acres		For the three months ended		For the nine months ended
	as of September 30,		September 30,		September 30,
Location of Farm	2015	2014	2015	2014	2015	2014

Illinois	8.3%	23.6%	14.3%	47.3%	19.3%	66.8%
Colorado	27.9%	65.6%	14.3%	41.6%	18.8%	22.1%
South Carolina	13.9%	—%	14.8%	—%	16.2%	—%
North Carolina	15.6%	—%	23.5%	—%	14.0%	—%
Nebraska	7.9%	5.2%	10.0%	7.7%	10.9%	9.4%
Arkansas	14.6%	2.8%	10.0%	—%	8.8%	—%
Mississippi	6.0%	—%	6.9%	—%	6.0%	—%
Louisiana	2.8%	—%	2.6%	—%	3.5%	—%
Virginia	1.7%	—%	2.6%	—%	1.6%	—%
Kansas	1.0%	2.8%	0.5%	3.4%	0.7%	1.7%
Michigan	0.3%	—%	0.5%	—%	0.2%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

See Note 5 for related party acquisition of the Tomasek farm.

As of September 30, 2015, 11% of the acres in the Company’s farm portfolio was rented to and operated by Astoria Farms or Hough Farms, both of which are related parties. Astoria Farms is a partnership in which Pittman Hough Farms LLC (“Pittman Hough Farms”), which is 75% owned by Mr. Pittman, has a 33.34% interest. The balance of Astoria Farms is held by limited partnerships in which Mr. Pittman is the general partner. Hough Farms is a partnership in which Pittman Hough Farms has a 25% interest. The aggregate rent recognized by the Company for these entities for the three and nine months ended September 30, 2015 was $685,005 and $2,035,752, respectively, and was $618,710 and $1,856,129 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had accounts receivable from these entities of $380,122 and $182,763, respectively.

For the three and nine months ended September 30, 2014, Pittman Hough Farms incurred $0 and $219,597, respectively, in professional fees on behalf of the Company.  No such amounts were incurred for the three and nine months ended September 30, 2015.

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

The Company reimbursed American Agriculture $1,328 and $20,489 for general and administrative expenses during the three and nine months ended September 30, 2015, respectively, which are included in general and administrative expenses in the combined consolidated statements of operations.  As of September 30, 2015 and December 31, 2014, the Company had

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

outstanding payables to American Agriculture of $0 and $49,160, respectively, included in accrued expenses in the combined consolidated balance sheets.  As of September 30, 2015, the Company had outstanding receivables from American Agriculture of $16,418.

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned by Mr. Pittman and Pittman Hough Farms.  During the three and nine months ended September 30, 2015, the Company incurred costs of $50,460 and $79,410 from American Ag Aviation, for use of the aircraft and in accordance with the lease agreement.  These costs were recognized based on the nature of the associated use, as follows: (i) general and administrative: expensed as general and administrative expenses within the Company’s combined consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition): allocated to the acquired real estate assets within the Company’s combined consolidated balance sheets, and (iii) land acquisition (accounted for as a business combination): expensed as acquisition and due diligence costs within the Company’s combined consolidated statements of operations.  As of September 30, 2015 and December 31, 2014, the Company had outstanding payables to American Ag Aviation of $50,460 and $0, respectively, included in accrued expenses in the combined consolidated balance sheets.

On April 1, 2015, the TRS and Hough Farms entered into a custom farming arrangement, pursuant to which Hough Farms will perform custom farming on 563 acres.  During the three and nine months ended September 30, 2015, the Company incurred $7,440 and $20,289, respectively, in custom farming costs, which are included in inventory in the combined consolidated balance sheets.  As of September 30, 2015, the Company owed Hough Farms $7,440 for irrigation related costs, which are included in accrued expenses in the combined consolidated balance sheet.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 5—Real Estate

As of September 30, 2015, the Company owned 121 separate farms, as well as eight grain storage facilities.

During the nine months ended September 30, 2015, the Company acquired the following farms:

			Total
		Date	approximate	Purchase	Acquisition
Acquisition / Farm	County	acquired	acres	price	costs	Type of acquisition

Swarek	Quitman, MS	1/14/2015	850	$3,511,919	$5,819	Asset acquisition
Stonington Bass	Baca, CO	2/18/2015	997	2,079,000	1,277	Business combination
Benda Butler	Butler, NE	2/24/2015	73	605,799	1,393	Asset acquisition
Benda Polk	Polk, NE	2/24/2015	123	860,998	1,748	Asset acquisition
Timmerman (1)	Phillips, CO	3/13/2015	315	2,026,220	477	Asset acquisition
Cypress Bay	Bamberg, SC	3/13/2015	502	2,303,573	3,573	Asset acquisition
Nebraska Battle Creek farms (5 farms) (2)	Madison, NE	4/10/2015	1,117	9,022,595	19,776	Business combination
Northeast Nebraska farms (6 farms) (3)	Pierce, NE	4/10/2015	1,160	8,981,209	19,761	Business combination
Drury	Yuma, CO	4/10/2015	160	950,000	396	Business combination
Sutter	Yuma, CO	4/17/2015	322	2,000,056	56	Asset acquisition
Bobcat	St. Francis, AR	4/30/2015	934	3,024,750	11,642	Business combination
Swindoll Darby	Tunica, MS	5/14/2015	359	1,468,457	2,207	Asset acquisition
Abraham	Fulton, IL	5/29/2015	110	761,844	2,191	Asset acquisition
Justice farms (8 farms) (4)	(5)	6/2/2015	14,935	80,913,167	198,533	Asset acquisition
Tomasek (6)	McDonough, IL	6/30/2015	58	690,463	2,162	Business combination
Purdy	Crittenden & Mississippi, AR	7/2/2015	1,383	6,167,992	21,342	Asset acquisition
Matthews	Tunica & DeSoto, MS	7/10/2015	1,130	5,576,210	21,810	Asset acquisition
Riccioni	Van Buren, MI	9/15/2015	181	2,557,595	13,595	Asset acquisition
			24,709	$133,501,847	$327,758

(1)	On March 13, 2015, the Company issued 63,581 shares of common stock (with a fair value of $712,743 as of the date of closing) as partial consideration for the acquisition of the Timmerman farm.
(2)	On April 10, 2015, the Company issued 118,634 OP units (with a fair value of $1,372,595 as of the date of closing) as partial consideration for the acquisition of the Nebraska Battle Creek farms.
(3)	On April 10, 2015, the Company issued 119,953 OP units (with a fair value of $1,387,856 as of the date of closing) as partial consideration for the acquisition of the Northeast Nebraska farms.
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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

During the nine months ended September 30, 2014, the Company acquired the following farms:

			Total
		Date	approximate	Purchase	Acquisition
Acquisition / Farm	County	acquired	acres	price	costs	Type of acquisition

Erker (5 farms)	Kit Carson, CO	5/30/2014	3,171	$7,644,339	$5,017	Asset acquisition
Hudye (11 farms) (1)	Kit Carson and Cheyenne, CO and Sherman and Logan, KS	6/12/2014	12,500	24,500,000	63,836	Business combination
Broadwater	Morrill, NE	7/1/2014	640	1,040,666	666	Asset acquisition
Ruder	Yell, AR	9/24/2014	667	2,705,800	9,180	Business combination
			16,978	$35,890,805	$78,699

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

The preliminary allocation of purchase price for the farms acquired during the nine months ended September 30, 2015 are as follows:

	Land	Groundwater	Irrigation improvements	Permanent plantings & other	Timber	Accounts receivable	Below market lease	Accrued property taxes	Total

Swarek	$3,470,706	$—	$41,213	$—	$—	$—	$—	$—	$3,511,919
Stonington Bass	1,994,800	—	79,600	4,600	—	—	—	—	2,079,000
Benda Butler	606,566	—	—	—	—	—	—	(767)	605,799
Benda Polk	861,714	—	—	—	—	—	—	(716)	860,998
Timmerman	1,365,403	625,900	36,600	—	—	—	—	(1,683)	2,026,220
Cypress Bay	1,959,173	—	276,000	68,400	—	—	—	—	2,303,573
Nebraska Battle Creek farms (5 farms)	8,756,895	—	339,000	—	—	37,375	(88,950)	(21,725)	9,022,595
Northeast Nebraska farms (6 farms)	8,872,203	—	235,800	—	—	29,933	(140,647)	(16,080)	8,981,209
Drury	808,975	106,925	34,100	—	—	—	—	—	950,000
Sutter	1,300,739	595,017	104,300	—	—	—	—	—	2,000,056
Bobcat	2,808,131	—	183,500	—	—	30,217	—	2,902	3,024,750
Swindoll Darby	1,436,989	—	32,600	—	—	—	—	(1,132)	1,468,457
Abraham	761,894	—	—	—	—	—	—	(50)	761,844
Justice farms (8 farms)	80,758,395	—	95,831	37,500	32,500	—	—	(11,059)	80,913,167
Tomasek	681,088	—	—	—	—	9,375	—	—	690,463
Purdy	5,923,605	—	244,387	—	—	—	—	—	6,167,992
Matthews	5,337,735	—	77,475	161,000	—	—	—	—	5,576,210
Riccioni	903,810	—	286,292	1,367,493	—	—	—	—	2,557,595
	$128,608,821	$1,327,842	$2,066,698	$1,638,993	$32,500	$106,900	$(229,597)	$(50,310)	$133,501,847

The allocation of the purchase price for the farms acquired during the nine months ended September 30, 2015 is preliminary and may change during the measurement period if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The allocation of purchase price for the farms acquired during the nine months ended September 30, 2014 are as follows:

	Land	Groundwater	Irrigation improvements	Other	Cash	Accounts receivable	Accrued property taxes	Total

Erker (5 farms)	$6,350,958	$1,012,000	$284,672	$—	$—	$—	$(3,291)	$7,644,339
Hudye (11 farms)	23,466,271	730,550	246,109	70,000	1,000	—	(13,930)	24,500,000
Broadwater	848,077	—	179,100	18,000	—	—	(4,511)	1,040,666
Ruder	2,645,176	—	40,050	—	—	20,800	(226)	2,705,800
	$33,310,482	$1,742,550	$749,931	$88,000	$1,000	$20,800	$(21,958)	$35,890,805

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the dates of acquisition.  The real estate acquired in business combinations during the nine months ended September 30, 2015 contributed an aggregate of $284,012 and $524,811 to total revenue and $231,681 and $363,849 to the net income (loss) (including related real estate acquisition costs of $0 and $55,014) for the three and nine months ended September 30, 2015, respectively.  The real estate acquired in business combinations during the nine months ended September 30, 2014 contributed an aggregate $390,620 and $447,441 to total revenue and $342,022 and $322,631 to net income (including related real estate acquisition costs of $9,180 and $73,016) for the three and nine months ended September 30, 2014, respectively.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

The unaudited pro forma information is presented below as if the real estate acquired in business combinations during the nine months ended September 30, 2015 had been acquired on January 1, 2014.  The following table does not include the pro forma financial information for the Stonington Bass, Drury and Bobcat farms, as historical results for the farms were not available.  The unaudited pro forma information is presented below as if the Hudye and Ruder farms acquired during the nine months ended September 30, 2014 had been acquired on January 1, 2013.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Pro forma
Total operating revenues	$4,102,300	$1,402,790	$9,210,664	$3,899,326
Net income (loss)	$788,304	$141,798	$842,369	$671,112

Earnings per share basic and diluted
Income (loss) per basic share attributable to common stockholders	$0.04	$0.01	$0.04	$0.17
Income (loss) per diluted share attributable to common stockholders	$0.04	$0.01	$0.04	$0.17
Weighted-average number of common shares - basic	11,154,127	6,305,253	8,872,279	3,168,803
Weighted-average number of common shares - diluted	11,158,280	6,309,584	8,882,102	3,168,803

Note 6—Note Receivable

In August 2015, the Company announced the launch of the FPI Loan Program, an agricultural lending product aimed at farmers, as a complement to the Company's current business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, the Company intends to make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. These loans are expected to be collateralized by farm real estate and are

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

expected to be in principal amounts ranging from $500,000 to $5,000,000 at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

On August 24, 2015, the Company entered into a promissory note agreement with a third-party non-tenant farmer to provide up to $2,000,000 in the form of a term note.  As of September 30, 2015, $1,800,000 has been funded with the remaining $200,000 of funding subject to the satisfaction of customary lending requirements, including finalization and issuance of the title research and appraisal report.  The note has a fixed annual interest rate with principal and all accrued interest due at maturity on January 15, 2016.  Upfront commitment and origination fees of $40,000 were paid by the borrower, offset by $27,748 of origination costs incurred by the Company, and the net amount will be amortized over the life of the note.  The note is secured by a first mortgage on farm real estate.  As of September 30, 2015, the carrying value of the note receivable was $1,805,674, which was comprised of $1,800,000 of principal and $14,800 of accrued interest, and $9,126 of net origination fees. As of September 30, 2015, management considers the note receivable to be fully collectible; therefore, no allowance or reserve has been reflected in the financial statements.

Fair Value

The Company determined that the significant inputs used to value its note receivable fall within Level 2 of the fair value hierarchy. As of September 30, 2015, the Company believes the carrying amount of the note receivable approximates fair value because of the short-term maturity and market interest rate of the instrument.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Mortgage Notes and Bonds Payable

As of September 30, 2015 and December 31, 2014, the Company had the following indebtedness outstanding:

									Book
			Annual						Value of
			Interest						Collateral
			Rate as of	Principal Outstanding as of					as of
Loan	Payment Terms	Interest Rate Terms	September 30, 2015	September 30, 2015		December 31, 2014		Maturity	September 30, 2015

First Midwest Bank	Annual principal / quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	$650,000	(1)	$754,000	(1)	June 2016	$1,143,333	(2)
First Midwest Bank	Annual principal / quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.80%	26,000,000	(1)	30,000,000	(1)	March 2016	24,020,052	(3)
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700,000		20,700,000		September 2017	30,315,923
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460,000		5,460,000		October 2017	9,005,272
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680,000		10,680,000		November 2017	10,703,039
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400,000		13,400,000		December 2017	23,553,538
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860,000		30,860,000		December 2017	52,800,877
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915,000		—		April 2025	20,100,764
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160,000		—		April 2025	18,188,079
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700,000		—		June 2020	80,889,774	(4)
Farmer Mac Bond #8B	(5)	Libor + 1.80%	2.00%	8,100,000		—		May 2016	—	(4)
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600,000		—		July 2020	8,745,401
Tindall	Principal at maturity	0.00%	—	—		1,180,800		January 2015	—
Tindall	Principal at maturity	0.00%	—	—		563,500		January 2015	—
Beck	Principal at maturity	0.00%	—	—		280,000		January 2015	—
Total outstanding principal				190,225,000		113,878,300			$279,466,052
Debt issuance costs				(424,434)		(364,893)
Unamortized premium				260,241		—
Total mortgage notes and bonds payable, net				$190,060,807		$113,513,407

(1)	Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11,000,000.
(2)	The book value of collateral as of December 31, 2014 was $1,073,167.
(3)	The book value of collateral as of December 31, 2014 was $26,410,132.
(4)	The $8,100,000 bond is cross collateralized with the $41,700,000 bond.
(5)

Bond is an amortizing loan with monthly principal payments that commenced on October 2, 2015 and monthly interest payments that commenced on July 2, 2015 with all remaining principal and outstanding interest due at maturity.

First Midwest Bank Indebtedness

On April 16, 2014, the Company repaid $6,529,237 of secured mortgage debt and made a partial repayment of the First Midwest Bank debt of $4,749,900 with a portion of the net proceeds from the IPO.  On March 24, 2014, Pittman Hough Farms made a contractual debt payment of $766,000 on the First Midwest Bank debt, which the Company reimbursed on April 16, 2014 with a portion of the net proceeds from the IPO.  The Company did not incur any early termination fees or fees related to the partial repayment.  In conjunction with the repayments, the Company wrote off $26,929 in unamortized debt issuance costs.

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (as amended, the “Loan Agreement”), which provides for loans in the aggregate principal amount of approximately $30,780,000. The Company incurred $135,340 in debt issuance costs related to the modification of the loan.  In connection with the Loan Agreement, PH Farms LLC and Cottonwood Valley Land, LLC, which are wholly owned subsidiaries of the Operating Partnership, unconditionally agreed to guarantee all of the obligations of the Operating Partnership

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

under the Loan Agreement. In addition, Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11,000,000 of the Operating Partnership’s obligations under the Loan Agreement.  In conjunction with the modification, other than combining the two First Midwest Bank notes into one master note with two tranches, no other material terms were modified.

On February 24, 2015, the Company amended the Loan Agreement to revise the financial covenants under the Loan Agreement and repaid $3,078,000 of the First Midwest Bank debt.  The Company did not incur any prepayment penalties in conjunction with the repayment.

The collateral for the Company’s indebtedness under the Loan Agreement consists of real estate and related farm rents, including farms, grain facilities and any other improvements present on such real estate.

The Loan Agreement includes standard acceleration clauses triggered by default under certain provisions of the note.

Under the Loan Agreement, the Company is subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum leverage ratio of 0.60 to 1.00 and a minimum fixed charge coverage ratio of 1.5 to 1.00.  Each covenant is measured annually as of December 31st of each year.  Additionally, the Company is required to maintain a minimum cash account balance of $500,000 during the term of the agreement.   The Company was in compliance with all applicable covenants at September 30, 2015.

Farmer Mac Facility

The Company and the Operating Partnership are parties to a bond purchase agreement (as amended or amended and restated from time to time, the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of $165,000,000.  Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by the Company. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below.  Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

As of September 30, 2015, the Operating Partnership had $163,575,000 outstanding under the Farmer Mac Facility and had $1,425,000 of remaining capacity, subject to availability of qualifying collateral.  As of September 30, 2015, the Operating Partnership had $17,980,500 in real property valued according to the criteria set forth in the agreement with Farmer Mac, which could be collateralized against the Farmer Mac Facility, resulting in $1,425,000 in available borrowing capacity based on an effective loan to value of 60%.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00; and a minimum tangible net worth of $96,312,017. The Company was in compliance with all applicable covenants at September 30, 2015.

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

On July 1, 2015, the Operating Partnership issued a $6,600,000, interest-only bond under the Farmer Mac Facility. The bond has a five-year term and has a fixed interest rate of 3.35%.

Aggregate Maturities

As of September 30, 2015, aggregate maturities of long-term debt for the succeeding years are as follows:

Year Ending December 31,	Future Maturities

Remaining 3 months in 2015	$3,000,000
2016	31,750,000
2017	81,100,000
2020	48,300,000
Thereafter	26,075,000
$190,225,000

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

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2015 and December 31, 2014, the fair value of the mortgage notes payable was $190,251,936 and $113,649,531, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Commitments and Contingencies

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

In April 2015, the Company entered into a lease agreement for office space.  The lease expires July 31, 2019.  The lease commenced June 1, 2015 and has an initial monthly payment of $10,032.  As of September 30, 2015, future minimum lease payments are as follows:

Future rental
Year Ending December 31,	payments

Remaining 3 months in 2015	$30,098
2016	121,560
2017	123,567
2018	125,574
2019	74,073
$474,872

A sale of any of the Contributed Properties that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions. Furthermore, if any such sale or defeasance is foreseeable, the Company is required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the OP units.

On August 24, 2015, the Company entered into a promissory note agreement with a third-party non-tenant farmer to provide up to $2,000,000 in the form of a term note.  As of September 30, 2015, $1,800,000 has been funded with the remaining $200,000 of funding subject to the satisfaction of customary lending requirements, including finalization and issuance of the title research and appraisal report.

During the third quarter of 2015, the Company entered into purchase agreements with unrelated third-parties to acquire the following farms, which had not closed as of September 30, 2015:

		Total
		approximate
Farm Name	County	acres	Purchase price

Herrmann	Polk, NE	160	$1,288,000
Mobley	Telfair, GA	1,069	3,698,775
		1,229	$4,986,775

Subsequent to September 30, 2015, the Company completed the Herrmann and Mobley farm acquisitions for cash. The Company will account for both acquisitions as business combinations.  The initial accounting for the Herrmann and Mobley farms are not yet complete, making certain disclosures unavailable at this time.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 9—Stockholders’ Equity and Non-controlling Interests

The following table summarizes the changes in our stockholders’ equity for the nine months ended September 30, 2015:

	Stockholders’ Equity
	Common Stock					Non-controlling
			Additional	Retained	Distributions	Interest in	Total
			Paid-in	Earnings	in Excess of	Operating	Stockholders’
	Shares	Par Value	Capital	(Deficit)	Earnings	Partnership	Equity

Balance at December 31, 2014	7,731,755	$75,175	$68,980,437	$(568,192)	$(2,130,218)	$17,168,638	$83,525,840

Net income	—	—	—	574,503	—	177,980	752,483
Proceeds from underwritten public offering, net of offering costs of $471,189 and underwriters discount of $1,848,000	3,360,000	33,600	34,607,211	—	—	—	34,640,811
Share repurchase and cancellation	(2,130)	(21)	(20,911)	—	—	—	(20,932)
Grant of unvested restricted stock	6,169	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3,214)	—	(9,773)	—	—	—	(9,773)
Stock based compensation	—	—	718,476	—	—	—	718,476
Dividends accrued or paid	—	—	—	—	(3,530,796)	(1,065,481)	(4,596,277)
Issuance of stock as consideration in real estate acquisition	887,979	8,880	9,747,509	—	—	—	9,756,389
Issuance of OP units as consideration in real estate acquisition	—	—	—	—	—	14,936,987	14,936,987
Adjustment to arrive at redemption value of redeemable non-controlling interest	—	—	(36,053)	—	—	—	(36,053)
Allocation of non-controlling interest in Operating Partnership	—	—	808,995	—	—	(808,995)	—
Balance at September 30, 2015	11,980,559	$117,634	$114,795,891	$6,311	$(5,661,014)	$30,409,129	$139,667,951

On July 21, 2015, the Company completed an underwritten public offering, pursuant to which the Company sold 3,000,000 shares of common stock, and upon the underwriter’s exercise of their over-allotment option, issued an additional 360,000 shares at a price per share of $11.00 and generated gross proceeds of $36,960,000.  The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were $34,640,811.

On September 15, 2015, the Company filed a prospectus supplement under which it may sell shares of common stock having an aggregate gross sales price of up to $25,000,000 through an “at-the-market” equity offering program.  The offering is made pursuant to a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on May 14, 2015.  As of September 30, 2015, no shares had been issued under the program.

As of September 30, 2015, the Company had 16,157,855 fully diluted outstanding shares, including OP units, redeemable OP units and restricted shares of common stock.

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership, a majority owned partnership. As of September 30, 2015, the Company owned 74.1% of the outstanding OP units and the remaining 25.9% of the OP units are included in non-controlling interest in Operating Partnership on the balance sheet.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

On or after 12 months after becoming a holder of OP units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to require the Operating Partnership to redeem all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement of the Operating Partnership), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each OP unit (subject to anti-dilution adjustments provided in the partnership agreement).  As of September 30, 2015, there were 1,945,000 outstanding OP units eligible for redemption.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions.  The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of the issuance of stock compensation, common stock and OP units issued as partial consideration for certain acquisitions, which caused changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership which occurred during the nine months ended September 30, 2015, the Company has decreased non-controlling interests in the Operating Partnership and increased additional paid in capital by $808,995 during the nine months ended September 30, 2015.

Redeemable Non-controlling Interest in Operating Partnership

On June 2, 2015, the Company issued 1,993,709 OP units in conjunction with an asset acquisition.  Beginning twelve months after issuance, the OP units may be tendered for redemption for cash, or at the Company’s option, into shares of common stock on a one for one basis up to a maximum of 1,109,985 shares of common stock.  The remaining 883,724 OP units (the “Excess Units”) may be redeemed only for cash, unless the Company obtains stockholder approval to redeem such Excess Units with shares of its common stock.

As the tender for redemption of the Excess Units for cash is outside of the control of the Company, these units are accounted for as temporary equity on the combined consolidated balance sheets.  The Company has elected to accrete the change in redemption value subsequent to issuance and during the respective twelve-month holding period, after which point the units will be marked to redemption value at each reporting period.   The Company recorded the initial redemption value of the Excess Units on date of issue as $9,694,452.  The redemption value of the Excess Units at September 30, 2015 was $9,279,102.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the nine months ended September 30, 2015:

	Redeemable OP units	Redeemable non-controlling interests

Balance at December 31, 2014	—	$—
Net income	—	53,117
Dividends accrued or paid	—	(225,350)
Issuance of redeemable OP units as partial consideration for asset acquisition	883,724	9,694,452
Adjustment to arrive at redemption value of redeemable non-controlling interest	—	36,053
Balance at September 30, 2015	883,724	$9,558,272

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of OP units for the year ended December 31, 2014 and the nine months ended September 30, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share/OP unit

2014	May 14, 2014	July 1, 2014	July 15, 2014	$0.1050
	August 5, 2014	October 1, 2014	October 15, 2014	0.1050
	November 20, 2014	January 2, 2015	January 15, 2015	0.1160
				$0.3260

2015	February 25, 2015	April 1, 2015	April 15, 2015	$0.1160
	June 2, 2015	July 1, 2015	July 15, 2015	0.1275
	August 12, 2015	October 1, 2015	October 15, 2015	0.1275
				$0.3710

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of our dividends may be characterized as capital gains or return of capital.

Stock Repurchase Plan

On October 29, 2014, the Company announced that the Board of Directors approved a program to repurchase up to $10,000,000 in shares of the Company’s common stock.  Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18, under the Securities Exchange Act of 1934, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy, and other relevant factors.  This share repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion.  The Company expects to fund repurchases under the program using cash on its balance sheet.  The Company repurchased 2,130 shares of its common stock on August 26, 2015, at an average price of $9.81, plus commissions, and are authorized to repurchase up to an additional $9,979,068 of its common stock under the program.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Equity Incentive Plan

On May 5, 2015, the Company’s stockholders approved the Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 615,070 shares (including the 217,238 shares of restricted common stock that have been granted to the Company’s executive officers, certain of the Company’s employees, the Company’s non-executive directors and Jesse J. Hough, the Company’s consultant). As of September 30, 2015, there were 397,832 of shares available for future grant under the Plan.

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

On February 25, 2015, 3,214 restricted shares of common stock were forfeited by an independent director who resigned from the Company’s Board of Directors.  The Company had recorded $10,820 in stock based compensation and paid $1,047 in dividends with respect to such restricted shares.  In conjunction with the forfeiture of restricted shares, the Company reversed $9,773 in previously recorded compensation, net of the dividends paid to the director.

On September 14, 2015, the Company granted 2,955 restricted shares of common stock, having an aggregate grant date fair value of $29,993, to an employee. The restricted shares vest ratably over a three-year vesting period, subject to continued employment.

A summary of the non-vested shares as of September 30, 2015 is as follows:

		Weighted
	Number of	average grant
	shares	date fair value

Unvested at January 1, 2015	214,283	$14.00
Granted	6,169	10.67
Vested	(70,356)	(14.00)
Forfeited	(3,214)	(14.00)
Unvested at September 30, 2015	146,882	$13.86

For the three and nine months ended September 30, 2015, the Company recognized $228,508 and $708,703, respectively, of stock-based compensation expense related to these restricted stock awards.  For the three and nine months ended September

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

30, 2014, the Company recognized $240,981 and $446,460, respectively, of stock-based compensation expense related to these restricted stock awards.  As of September 30, 2015, there was $1,487,654 of total unrecognized compensation costs related to non-vested stock awards which are expected to be recognized over a weighted-average period of 1.6 years.

Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$623,867	$27,651	$574,503	$(330,632)
Less: Dividends paid on unvested restricted shares	(18,727)	(22,500)	(61,935)	(45,000)
Less: Dividends paid on redeemable non-controlling interest	(112,675)	—	(225,350)	—
Net income (loss) attributable to common stockholders	$492,465	$5,151	$287,218	$(375,632)

Denominator:
Weighted-average number of common shares - basic and diluted	11,154,127	6,305,253	8,872,279	3,168,803
Unvested restricted shares (1)	4,153	4,331	9,823	—
Redeemable non-controlling interest (2)	—	—	—	—
Weighted-average number of common shares - diluted	11,158,280	6,309,584	8,882,102	3,168,803

Income (loss) per share attributable to common stockholders - basic	$0.04	$0.00	$0.03	$(0.12)

Income (loss) per share attributable to common stockholders - diluted	$0.04	$0.00	$0.03	$(0.12)

(1)	Anti-dilutive for the nine months ended September 30, 2014.
(2)	Anti-dilutive for the three and nine months ended September 30, 2015 and September 30, 2014.

Redeemable non-controlling interest includes 883,724 OP units which are redeemable solely for cash, unless shareholder approval is obtained to redeem for shares of common stock.  The OP units and any unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.  The weighted average number of OP units held by the noncontrolling interest was 3,293,572 and 2,584,098 for the three and nine months ended September 30, 2015, respectively.  The weighted average number of OP units held by the noncontrolling interest was 1,945,000 and 1,189,799 for the three and nine months ended September 30, 2014, respectively.  The weighted average number of Excess Units held by the noncontrolling interest was 883,724 and 388,450 for the three and nine months ended September 30, 2015, respectively.

For the three and nine months ended September 30, 2015 and 2014, diluted weighted average common shares do not include

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

the impact of certain unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive.  Anti-dilutive compensation-related shares outstanding were 142,729 and 137,059 for the three and nine months ended September 30, 2015, respectively, and 209,952 and 214,283 for the three and nine months ended September 30, 2014.

Note 10—Subsequent Events

See Note 8 for subsequent real estate acquisitions.

Subsequent to September 30, 2015, we entered into purchase agreements with unrelated third parties to acquire the following farms:

		Total
		approximate	Purchase
Farm Name	Location	acres	price

Knowles	Telfair, GA	608	$1,200,000
Erker Wallace (2 farms)	Wallace, KS & Kit Carson, CO	1,217	1,915,200
Selph	Telfair, GA	116	526,300
Kosch	Butler, NE	80	726,710
Forsythe (120 farms) (2)	(1)	22,300	197,000,000
Howe	McDonough, IL	78	811,861
		24,399	$202,180,071

(1)	The Forsythe farms are located in Edgar, Clark, Coles, Crawford, Douglas, Vermilion & Cumberland counties, IL.
(2)

Purchase price is estimated and consists of (a) $50,000,000 in cash, (b) an aggregate of 2,608,695 of OP units and shares of the Company’s common stock to be issued to the seller at closing at a value of $11.50 per OP Unit or share of Common Stock, and (c) 117,000 Series A Preferred units of limited partnership interest in the Operating Partnership, which will be issued at closing.

The above acquisitions are expected to close in the fourth quarter of 2015 and the first quarter of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

On November 6, 2015, the Company amended two leases with its largest tenant to provide the following adjustments to the lease agreements: (i) modify the payment schedule for a prepayment of a portion of future rents for the calendar years 2016-2019, which was originally due in September 2015, and is now due under a revised payment schedule with the final payment due in April 2017, and (ii) to modify the payment schedule for the payment of the remaining calendar year rent due for 2016, which was originally due in December 2015, and is now due under a revised payment schedule with the final payment due in July 2016.  In addition to modifying the payment schedules under the two leases as noted above, we also increased the tenant rent due for the 2016 calendar year, which is included in the modified payment schedules.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Adjusting for the impact of the above lease amendments, future minimum lease payments from tenants under all non-cancelable leases in place as of September 30, 2015, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for the remainder of 2015 and each of the next four years as of September 30, 2015 are as follows:

Future rental
Year Ending December 31,	payments

Remaining 3 months in 2015	$5,471,084
2016	12,055,346
2017	6,285,216
2018	4,068,190
2019	15,441
$27,895,277

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

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, the ability of our tenants to make rental payments to us in accordance with our lease agreements, and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of November 9, 2015, we own or have under contract 249 farms in Illinois, Nebraska, Colorado, Arkansas, Louisiana, Kansas, Mississippi, Georgia, South Carolina, North Carolina, Virginia and Michigan totaling approximately 96,822 acres, including two farms totaling 1,229 acres acquired subsequent to September 30, 2015 and 126 farms totaling 24,399 acres under contract.  Our farms are devoted primarily to crops, such as corn, soybeans, wheat, rice and cotton, because we believe primary crop farmland is likely to provide attractive risk-adjusted returns over time through a combination of stable rental income generation and value appreciation.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries.  As of September 30, 2015, we owned 74.1% of the units of limited partnership interest (“OP units”) in the Operating Partnership.

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

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

Taxable REIT Subsidiary

FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), operates 563 acres of the Company’s farmland in Nebraska.  Additionally, the TRS plans to operate a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing abilities and create cost savings through bulk orders.

Recent Developments

Completed Acquisitions

Since December 31, 2014, we have completed 20 acquisitions.  The consideration paid in the acquisition of Timmerman, Nebraska Battle Creek farms, Northeast Nebraska farms and Justice farms included 887,979 shares of common stock and 2,232,296 OP units.

		Date	Approximate	Purchase
Acquisitions	County	acquired	acres	price

Swarek	Quitman, MS	1/14/2015	850	$3,511,919
Stonington Bass	Baca, CO	2/18/2015	997	2,079,000
Benda Butler	Butler, NE	2/24/2015	73	605,799
Benda Polk	Polk, NE	2/24/2015	123	860,998
Timmerman	Phillips, CO	3/13/2015	315	2,026,220
Cypress Bay	Bamberg, SC	3/13/2015	502	2,303,573
Nebraska Battle Creek farms (5 farms)	Madison, NE	4/10/2015	1,117	9,022,595
Northeast Nebraska farms (6 farms)	Pierce, NE	4/10/2015	1,160	8,981,209
Drury	Yuma, CO	4/10/2015	160	950,000
Sutter	Yuma, CO	4/17/2015	322	2,000,056
Bobcat	St. Francis, AR	4/30/2015	934	3,024,750
Swindoll Darby	Tunica, MS	5/14/2015	359	1,468,457
Abraham	Fulton, IL	5/29/2015	110	761,844
Justice farms (8 farms) (1)	(5)	6/2/2015	14,935	80,913,167
Tomasek	McDonough, IL	6/30/2015	58	690,463
Purdy	Crittenden & Mississippi, AR	7/2/2015	1,383	6,167,992
Matthews	Tunica & DeSoto, MS	7/10/2015	1,130	5,576,210
Riccioni	Van Buren, MI	9/15/2015	181	2,557,595
Herrmann	Polk, NE	10/1/2015	160	1,288,000
Mobley	Telfair, GA	10/9/2015	1,069	3,698,775
			25,938	$138,488,622

(1)	The Justice farms are located in Beaufort, Currituck, Pamlico, Pasquotank and Perquimans counties, NC; Marlboro County, SC; and Chesapeake, VA.

Properties under Contract

Subsequent to September 30, 2015, we entered into purchase agreements with unrelated third parties to acquire the following farms:

		Total
		approximate	Purchase
Acquisitions	County	acres	price

Knowles	Telfair, GA	608	$1,200,000
Erker Wallace (2 farms)	Wallace, KS & Kit Carson, CO	1,217	1,915,200
Selph	Telfair, GA	116	526,300
Kosch	Butler, NE	80	726,710
Forsythe (120 farms) (2)	(1)	22,300	197,000,000
Howe	McDonough, IL	78	811,861
		24,399	$202,180,071

(1)	The Forsythe farms are located in Edgar, Clark, Coles, Crawford, Douglas, Vermilion & Cumberland counties, IL.
(2)

Purchase price is estimated and consists of (a) $50,000,000 in cash, (b) an aggregate of 2,608,695 of OP units and shares of the Company’s common stock to be issued to the seller at closing at a value of $11.50 per OP Unit or share of Common Stock, and (c) 117,000 Series A Preferred units of limited partnership interest in the Operating Partnership, which will be issued at closing.

The acquisitions are expected to close in the fourth quarter of 2015 and the first quarter of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Financing Activity

The Company and the Operating Partnership are parties to a bond purchase agreement (as amended or amended and restated from time to time, the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser, regarding a secured note purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of $165,000,000. As of September 30, 2015, the Company had $163,575,000 outstanding under the Farmer Mac Facility. During the third quarter of 2015, the Company issued one bond totaling $6,600,000 with a five-year term and a fixed interest rate of 3.35%.   See “Liquidity and Capital Resources” for further details regarding the current year issuances.

FPI Loan Program

In August 2015, the Company announced the launch of the FPI Loan Program, an agricultural lending product aimed at farmers, as a complement to the Company's current business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, we intend to make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. These notes are expected to be collateralized by farm real estate and are expected to be in principal amounts ranging from $500,000 to $5,000,000 at fixed interest rates and maturities of up to three years. We expect borrowers to repay the notes in accordance with the note agreements based on farming operations and access to other forms of capital, as permitted.

On August 24, 2015, the Company entered into a promissory note agreement with a third-party non-tenant farmer to provide up to $2,000,000 in the form of a term note.  Currently, $1,800,000 has been funded with the remaining $200,000 of funding subject to the satisfaction of customary lending requirements, including finalization and issuance of the title research and appraisal report.  The note has a fixed interest rate and all principal and accrued interest due at maturity on January 15, 2016.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many annual crops experienced significant declines in 2014, we do not believe that such declines represent a trend that will continue over the long term. We believe that long-term growth trends in global population, GDP per capita and farmland availability will result in increased prices for primary crops over time.

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

Lease Expirations

Farm leases are often short-term in nature.  Our portfolio, as of September 30, 2015, had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

		% of		% of
	Approximate	approximate	Annual	annual
Year Ending December 31,	acres	acres	cash rents	cash rents

2015	12,585	19.4%	$2,304,747	15.9%
2016	24,963	38.6%	4,721,062	32.6%
2017	10,879	16.8%	2,730,429	18.9%
2018	1,387	2.1%	319,503	2.2%
2019	14,935	23.1%	4,398,433	30.4%
	64,749	100.0%	$14,474,174	100.0%

We have 5,882 acres which have lease payments based on a percentage of farming revenues and 563 acres that are leased to our taxable REIT subsidiary, which are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We currently have eight ancillary lease agreements with terms ranging from one to five years.  These leases are not included in the annual minimum cash rents within the above table.  We expect market rents in the coming year to be consistent with expiring rents.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

Rental Revenues

Our revenues are generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to five years.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

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

Expenses

Substantially all of the leases for our portfolio are structured in such a way that we are responsible for major maintenance, certain insurance and taxes (which are generally reimbursed to us by our tenants), while our tenant is responsible for minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. We expect that substantially all of the leases for farmland we acquire in the future will continue to be structured in a manner consistent with substantially all of our existing leases. As the owner of the land, we generally only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities, permanent plantings or other physical structures customary for farms. In cases where capital expenditures are necessary, we typically seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also incur the costs associated with maintaining liability and casualty insurance.

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

Crop Prices

Our exposure to short-term crop price declines through our leases with related and third party tenants is limited. The lease agreements with some of our tenants provide for a rent determined as a percentage of the farm’s gross proceeds, but even in those cases our downside is generally limited by crop insurance, hedging arrangements or a minimum rent component. In addition, the impact of weaker crop prices is often offset to some extent, by higher crop yields that generally accompany lower crop prices.

Our exposure to short-term crop price fluctuations, related to farming operations, is generally limited by current marketing contracts or other hedging arrangements, which the Company may enter into throughout the growing season.

In April 2015, FPI Agribusiness entered into a marketing contract to sell 25,000 bushels of corn at $3.98 per bushel, in the fourth quarter of 2015 to protect against the commodity pricing exposure from farming operations.  The contract is accounted for using the normal purchase and sales exception for hedge accounting.

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts or civil unrest. While prices for many annual crops experienced declines in 2014 and throughout the first half of 2015, we do not believe these declines represent a trend that will continue over the long term.  Rather, we believe that those declines in prices for annual crops represented a correction to historical norms (adjusted for inflation) and that continued long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

Upon acquisition of real estate, we allocate the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines, perennials) and grain facilities and may also consist of intangible assets including in-place leases, above market and below market leases and tenant relationships. We allocate the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land as if it were unimproved. We value improvements, including permanent plantings and grain facilities, at replacement cost as new adjusted for depreciation.

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

When above or below market leases are acquired, we value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying combined consolidated balance sheets, is amortized as an increase of rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Real Estate

Our real estate consists of land and improvements made to the land consisting of permanent plantings, grain facilities, irrigation improvements, groundwater, other assets and drainage improvements. We record real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred. We begin depreciating assets when the asset is ready for its intended use.  We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 10-40 years for grain facilities, 2-40 years for irrigation improvements, 23 years for permanent plantings, 3-50 years for groundwater, 27-65 years for drainage improvements and 5-40 years for other acquired assets. We periodically evaluate the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

When a sale occurs, we recognize the associated gain when all consideration has been transferred, the sale has closed, and there is no material continuing involvement. If a sale is expected to generate a loss, we first assess it through the impairment evaluation process—see ‘‘Impairment of Real Estate Assets’’ below.

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

The leases in the period ended September 30, 2015 had terms ranging from one to five years, 17 of our leases have renewal options and one of our leases has rent escalations. The majority of our leases provide for a fixed cash rent payment.  Tenant leases on acquired farms generally require the tenant to pay us rent for the entire initial year if the acquisition is closed prior to, or shortly after, planting of crops.  If the acquisition is closed later in the year, we may receive a partial rent payment or no rent payment at all.

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

The Company recognizes interest income on notes receivable on an accrual basis over the life of the note.  Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in operating revenue as a component of other income in the Company’s Combined Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Income Taxes

As a REIT, we are permitted to deduct dividends paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

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

New or Revised Accounting Standards Not Yet Effective

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. We elected to early adopt the provisions of ASU 2015-03, as of June 30, 2015.  All periods presented have been retroactively adjusted.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.  We have assessed the impact of ASU 2015-15 and it does not have a material effect on the Company’s combined consolidated financial statements or financial covenants. ASU 2015-15 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. We are currently assessing the impact of ASU 2015-16 and do not expect it to have a material effect on the Company’s combined consolidated financial statements or financial covenants. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.

Results of Operations

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

	For the three months ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Rental income	$4,047,223	$1,189,366	$2,857,857	240.3%
Tenant reimbursements	104,002	61,283	42,719	69.7%
Other revenue	17,926	11,405	6,521	57.2%
Total operating revenues	4,169,151	1,262,054	2,907,097	230.3%

OPERATING EXPENSES
Depreciation and depletion	237,241	100,208	137,033	136.7%
Property operating expenses	337,902	65,069	272,833	419.3%
Acquisition and due diligence costs	111,908	42,602	69,306	162.7%
General and administrative expenses	1,111,586	645,962	465,624	72.1%
Legal and accounting	216,090	87,192	128,898	147.8%
Total operating expenses	2,014,727	941,033	1,073,694	114.1%
OPERATING INCOME	2,154,424	321,021	1,833,403	571.1%

OTHER (INCOME) EXPENSE:
Other income	(98,366)	—	(98,366)	N/A
Interest expense	1,390,880	286,216	1,104,664	386.0%
Total other expense	1,292,514	286,216	1,006,298	351.6%

Net income before income tax expense	861,910	34,805	827,105	2,376.4%

Income tax expense	4,400	—	4,400	N/A

NET INCOME	$857,510	$34,805	$822,705	2,363.8%

Our rental income for the period presented was impacted by the acquisitions completed in the last quarter of 2014 and the first three quarters of 2015. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes the 38 farms and three grain storage facilities contributed to us by our Predecessor at the time of the IPO and the 16 farms acquired during the second quarter of 2014.

Total rental income increased $2,857,857, or 240.3%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily resulting from the completion of 25 acquisitions in the last quarter of 2014 and 18 during the first three quarters of 2015.  For the three months ended September 30, 2015, the average annual cash rent for the entire portfolio increased to $216 per acre from $184 per acre for the same period in 2014 as a result of diversification of our portfolio.

Cash rental income for the same-property portfolio increased slightly to $1,063,880 for the three months ended September 30, 2015, from $1,061,847 for the three months ended September 30, 2014, as a result of average annual rent for the same-property portfolio remaining relatively flat year over year at $185 per acre.

In 2014, leases that provide for tenant payment of property taxes required the tenant to reimburse us for the amount we will pay in 2015.  We completed 25 acquisitions in the last quarter of 2014 and 18 during the first three quarters of 2015.  As a result of the portfolio growth, tenant reimbursements increased $42,719 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Depreciation and depletion expense increased $137,033, or 136.7%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, as a result of acquiring $7,468,127 in depreciable assets in the last quarter of 2014, $5,033,532 in depreciable assets in the first three quarters of 2015 and investing $6,126,843 in improvements on acquired property in the first three quarters of 2015.

Property operating expenses increased $272,833, or 419.3%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, of which $135,793 is attributable to properties acquired since September 30, 2014.  The increase in property operating expenses is primarily related to an increases in property insurance of $34,140, property taxes of $12,508, repairs of $22,199 and other tenant related expenses of $68,193, as compared to the same period in 2014.

General and administrative expenses increased $465,624, or 72.1%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The increase in general and administrative expenses was a result largely of increased costs related to our continued growth following our IPO in 2014. During the three months ended September 30, 2015, our public company costs increased $30,604 due to increased investor relations, regulatory and compliance activity, conference attendance and travel increased $98,513, consulting fees increased $42,985, and other corporate costs increased $9,379 due to increased rent and general office expenses related to increased headcount.  During the three months ended September 30, 2015, employee compensation expenses increased $294,350, as compared with the same period in 2014, due to an increase in our employee headcount from four employees in 2014 to 12 employees as a result of our continued growth, adding of a formal bonus program during the third quarter of 2014 and increasing base compensation for our Chief Executive Officer and Chief Financial Officer in 2015.

Legal and accounting expenses increased $128,898, or 147.8%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily as a result of increased costs related to being a public company, general corporate matters and the growth of our portfolio.

Other income increased $98,366 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to the execution of easement and right-of-way agreements.

Interest expense increased by $1,104,664, or 386.0%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, as a result of an increase in our average outstanding borrowings during the quarter, which were $190,153,261 during the three months ended September 30, 2015 and $36,379,000 for the comparative period in 2014.  Our weighted average cost of borrowings during the three months ended September 30, 2015 and 2014 was 2.86% and 2.74%, respectively.  We also recognized additional interest expense of $56,955 and $32,260 during the three months ended September 30, 2015 and 2014, respectively, related to the amortization of deferred loan fees.  These increases were partially offset by the amortization of a premium on our debt of $30,230 during the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	For the nine months ended September 30,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Rental income	$8,865,534	$2,526,185	$6,339,349	250.9%
Tenant reimbursements	272,902	188,910	83,992	44.5%
Other revenue	17,926	19,008	(1,082)	(5.7)%
Total operating revenues	9,156,362	2,734,103	6,422,259	234.9%

OPERATING EXPENSES
Depreciation and depletion	613,381	209,472	403,909	192.8%
Property operating expenses	797,525	174,598	622,927	356.8%
Acquisition and due diligence costs	179,468	103,525	75,943	73.4%
General and administrative expenses	2,975,628	1,466,263	1,509,365	102.9%
Legal and accounting	646,632	243,192	403,440	165.9%
Total operating expenses	5,212,634	2,197,050	3,015,584	137.3%
OPERATING INCOME	3,943,728	537,053	3,406,675	634.3%

OTHER (INCOME) EXPENSE:
Other income	(98,366)	—	(98,366)	N/A
Interest expense	3,232,094	909,326	2,322,768	255.4%
Total other expense	3,133,728	909,326	2,224,402	244.6%

Net income (loss) before income tax expense	810,000	(372,273)	1,182,273	317.6%

Income tax expense	4,400	—	4,400	N/A

NET INCOME (LOSS)	$805,600	$(372,273)	$1,177,873	316.4%

Our rental income for the period presented was impacted by 18 acquisitions made during the first three quarters of 2015 and 25 acquisitions completed in the fourth quarter of 2014. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of the both periods presented. The same-property portfolio for the periods presented includes the 38 farms and three grain storage facilities contributed to us by our Predecessor at the time of the IPO.

Total rental income increased $6,339,349, or 250.9%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily resulting from the completion of 43 acquisitions during the fourth quarter of 2014 and the first three quarters of 2015. For the nine months ended September 30, 2015, the average annual cash rent for the entire portfolio increased to $216 per acre from $184 per acre for the same period in 2014 as a result of diversification of our portfolio to markets characterized by lower farmland purchase prices and rents per acre.

Cash rental income for the same-property portfolio increased to $1,982,004 for the nine months ended September 30, 2015, from $1,975,898 for the nine months ended September 30, 2014, as a result of average annual rent for the same-property portfolio increasing to $361 per acre for the nine months ended September 30, 2015 from $360 per acre for the same period in 2014.  The increase is a result of an increase in the average annual rent of $4 per acre for 14 farms totaling 2,097 acres whose respective leases expired at the end of 2014.

In 2014, leases that provide for tenant payment of property taxes required the tenant to reimburse us for the amount we will pay in 2015.  We completed 43 acquisitions during the last quarter of 2014 and the first three quarters of 2015.  As a result of the portfolio growth, tenant reimbursements increased $83,992 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Depreciation and depletion expense increased $403,909, or 192.8%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, as a result of acquiring $7,468,127 in depreciable assets in the last quarter of 2014, $5,033,532 in depreciable assets in the first three quarters of 2015 and investing $6,126,843 in improvements on acquired property in the first three quarters of 2015.

Property operating expenses increased $622,927, or 356.8%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, of which $294,650 is attributable to acquired properties since September 30, 2014.  The remaining increase in property operating expenses is primarily related to increases in property insurance of $75,743, property taxes of $48,453, repairs of $43,485 and other tenant related expenses of $160,595, as compared to the same period in 2014.

General and administrative expenses increased $1,509,365, or 102.9%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.  The increase in general and administrative expenses was a result largely of increased costs related to being a public company and our continued growth following our IPO in 2014. During the nine months ended September 30, 2015, our public company costs increased $195,941 due to increased investor relations, board, regulatory and compliance activity, stock based compensation increased $200,683, conference attendance and travel increased $184,001, consulting fees increased $171,060, and other corporate costs increased $34,359, due to increased rent and general office expenses related to increased headcount, as compared with the same period in 2014.  During the nine months ended September 30, 2015, employee compensation expenses increased $942,919 as compared with the same period in 2014, as we did not have any employees prior to the IPO and have since increased our staffing to 12 employees and added a formal bonus program in the third quarter of 2014. These increases were offset by $219,597 in professional fees which were incurred during the nine months ended September 30, 2014, on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO.

Legal and accounting expenses increased $403,440, or 165.9%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily as a result of being a public company, general corporate matters and growth of our portfolio.

Other income increased $98,366 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to the execution of easement and right-of-way agreements.

Interest expense increased by $2,322,768, or 255.4%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, as a result of an increase in our average outstanding borrowings, which were $150,361,912 during the nine months ended September 30, 2015 and $37,362,639 for the comparative nine months of 2014.  Our weighted average cost of borrowings during the nine months ended September 30, 2015 and 2014 was 2.76% and 2.86%, respectively.  We also recognized additional interest expense of $168,162 and $97,987 during the nine months ended September 30, 2015 and 2014, respectively, related to the amortization of deferred loan fees.  These increases were partially offset by the amortization of a premium on our debt of $39,759 during the nine months ended September 30, 2015.

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

We intend to utilize the Farmer Mac Facility, which has a maximum borrowing capacity of $165,000,000, to help fund future acquisitions.  As of September 30, 2015, we had $163,575,000 outstanding under the Farmer Mac Facility and had $1,425,000 of remaining capacity, subject to availability of qualifying collateral.  As of September 30, 2015, we had $17,980,500 in real property valued according to the criteria set forth in the agreement with Farmer Mac which could be collateralized against the Farmer Mac Facility, resulting in $1,425,000 in available borrowing capacity based on an effective loan to value of 60%.

Over the next twelve months, $34,750,000 of our borrowings will mature.  To satisfy our maturing debt obligations, we intend to utilize a combination of our expected cash flow from operations, a portion of the net proceeds from our recent underwritten public equity offering and proceeds from debt refinancings with Farmer Mac or other current or prospective lenders.

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

In addition to utilizing current and any future available borrowings, if any, under the Farmer Mac Facility, we entered into equity distribution agreements on September 15, 2015, under which we may issue and sell from time to time, through the sales agents, shares of common stock having an aggregate gross sales price of up to $25,000,000.  This “at-the-market” equity offering program is intended to provide additional financing alternatives in the capital markets and we intend to use the net proceeds from the offering, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our recently announced loan program.

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

Consolidated Indebtedness

Multi-Property Loan

In connection with the IPO and our formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement (the “Loan Agreement”), which provided for loans in the initial aggregate principal amount of approximately $30,780,000 (together, the “Multi-Property Loan”). The Multi-Property Loan is secured by first mortgages and assignments of rents encumbering 24 of our farms and two of our grain storage facilities. As of September 30, 2015, we had $26,650,000 outstanding under the multi-property loan.

The Multi-Property Loan has a maturity date of March 6, 2016, with respect to $26,000,000 of the currently outstanding principal of the loan, and June 28, 2016, with respect to the balance.  The loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.59%, but in any event not less than a rate per annum of 2.80%, and requires us to make quarterly interest payments on the 30th day of each calendar quarter and principal payments of $1,000,000 on March 6, 2016, and $26,000 on June 16, 2016.

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

In connection with the Loan Agreement, two wholly owned subsidiaries of the Operating Partnership unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the Loan Agreement. In addition, Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer, and Jesse J. Hough, our consultant, unconditionally agreed to jointly and severally guarantee $11,000,000 of the Operating Partnership’s obligations under the Loan Agreement.  On February 24, 2015, we amended the Loan Agreement to revise the financial covenants.

Under the Loan Agreement, we are subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum leverage ratio of 0.60 to 1.00 and a minimum fixed charge coverage ratio of 1.5 to 1.00.  Each covenant is measured annually as of December 31st of each year.  Additionally, we are required to maintain a minimum cash account balance of $500,000 during the term of the agreement.  We were in compliance with all applicable covenants at September 30, 2015.

Farmer Mac Facility

We entered into the Bond Purchase Agreement with Farmer Mac and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured bond purchase facility that has a maximum borrowing capacity of $165,000,000. Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth. We were in compliance with all applicable covenants at September 30, 2015. On August 3, 2015, we amended the Bond Purchase Agreement in order to calculate the fixed charge coverage ratio using our Adjusted EBITDA (as defined in the Bond Purchase Agreement) rather than our EBITDA (as defined in the Bond Purchase Agreement).

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

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.  As of September 30, 2015, we had $163,575,000 outstanding under the Farmer Mac Facility.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30,
	2015	2014

Net cash provided by operating activities	$8,653,715	$1,666,084
Net cash used in investing activities	$(107,035,576)	$(36,937,784)
Net cash provided by financing activities	$107,150,209	$99,001,664

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

As of September 30, 2015, we had $42,504,514 of cash and cash equivalents compared to $63,747,769 at September 30, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $6,987,631, primarily as a result of the following:

•	Receipt of $14,047,744 in cash rents for the nine months ended September 30, 2015, as compared to receiving $4,229,511 in cash rents in the nine months ended September 30, 2014;
•	Receipt of a $250,000 refund during the first quarter of 2015 of a deposit made during the fourth quarter of 2014;
•	Increase of $692,628 in employee compensation paid;
•	Increase of $570,635 on property operating costs;
•	Additional operating costs of $858,380 directly related to becoming a public company; and
•

An increase in cash paid for interest of $1,033,764 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, as a result of the timing of interest payments on indebtedness, an increase in outstanding indebtedness of $142,875,000, the payoff of $12,311,237 of outstanding indebtedness in 2014 and the repayment of $4,104,000 in outstanding indebtedness in the first quarter of 2015.

Cash Flows from Investing Activities

Net cash used for investing activities increased $70,097,792 primarily as a result of the following:

•	Completing 18 acquisitions in 2015 for aggregate cash consideration of $98,910,034, as compared to $36,891,656 in aggregate cash consideration for four acquisitions in 2014;
•	Investment of $6,347,542 for real estate improvements during the nine months ended September 30, 2015, as compared to $46,128 in 2014;
•

During the third quarter of 2015, the Company announced the FPI Loan Program and originated the first loan for $2,000,000, of which $1,800,000 has been funded to date.  In connection with the issuance of the note, we received $40,000 of direct loan origination fees and paid direct costs of $18,000 associated with issuance during the third quarter of 2015.

Cash Flows from Financing Activities

Net cash used in financing activities increased $8,148,545 primarily as a result of the following:

•	Borrowings from mortgage notes payable of $82,475,000 during the nine months ended September 30, 2015, as compared to borrowings of $20,700,000 in the nine months ended September 30, 2014;
•	Debt prepayments of $3,078,000 on the First Midwest bank debt during the nine months ended September 30, 2015, as compared to $11,279,137 in the nine months ended September 30, 2014;
•

Other contractual debt payments of $3,050,300 made during the nine months ended September 30, 2015, compared to $1,032,100 in contractual debt payments made during the nine months ended September 30, 2014;

•

Proceeds from an equity offering of $35,112,000 during the nine months ended September 30, 2015, compared to total proceeds of $93,620,980 from an initial public offering and subsequent equity offering during the nine months ended September 30, 2014;

•

Dividend and distribution payments of $3,884,004 to common stockholders and OP unitholders made during the nine months ended September 30, 2015, compared to dividends payments and net distributions to members of $535,975 during the nine months ended September 30, 2014;

•	Payments of $479,852 in offering costs made during the nine months ended September 30, 2015, as compared to $2,255,090 in payments during the nine months ended September 30, 2014;
•	Payments of $223,703 in financing fees made during the nine months ended September 30, 2015, as compared to $216,014 in payments during the nine months ended September 30, 2014;
•	Receipt of $300,000 of refund related to certain of our mortgage notes payable during the nine months ended September 30, 2015;
•	Repurchase and cancellation of $20,932 of common stock during the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

We do not, however, believe that FFO is the only measure of the sustainability of our operating performance.  Changes in GAAP accounting and reporting rules that were put in effect after the establishment of NAREIT’s definition of FFO result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance.  Therefore, in addition to FFO, we present AFFO and AFFO per share, fully diluted, both of which are non-GAAP measures.  Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.  AFFO is not intended to represent cash flow or liquidity for the period, and is only intended to provide an additional measure of our operating performance.  Even AFFO, however, does not properly capture the timing of cash receipts, especially in connection with full-year rent payments under lease agreements entered into in connection with newly acquired farms.  Management considers AFFO per share, fully diluted to be a supplemental metric to GAAP earnings per share.  AFFO per share, fully diluted provides additional insight into how our operating performance could be allocated to potential shares outstanding at a specific point in time.  Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs.  However, other REITs may use different methodologies for calculating AFFO and AFFO per share, fully diluted and, accordingly, our AFFO and AFFO per share, fully diluted may not always be comparable to AFFO and AFFO per share amounts calculated by other REITs.  AFFO and AFFO per share, fully diluted should not be considered as an alternative to net income (loss) or earnings per share (determined in accordance with GAAP) as an indication of financial performance, or as an alternative to net income (loss) earnings per share (determined in accordance with GAAP) as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

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

•

Indirect offering costs.  Indirect offering costs are fees for services incurred by the Company to grow and maintain an active institutional investor presence.  As we continue to acquire more farms and farmland, our ability to access capital through the equity markets will remain a critical component of our growth strategy.  As of September 30, 2015, we began excluding indirect offering costs from AFFO as we believe it improves comparability of our results over each reporting period and of our company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Net income (loss)	$857,510	$34,805	$805,600	$(372,273)
Depreciation and depletion	237,241	100,208	613,381	209,472
FFO	1,094,751	135,013	1,418,981	(162,801)

Crop year adjusted revenue	295,298	59,142	1,466,493	531,646
Stock based compensation	228,508	240,981	708,703	446,460
Indirect equity offering costs	10,000	—	10,000	—
Real estate acquisition related audit fees	17,000	—	87,000	25,000
Real estate related acquisition and due diligence costs	111,908	42,602	179,468	103,525
AFFO	$1,757,465	$477,738	$3,870,645	$943,830

AFFO per diluted weighted average share data:

AFFO weighted average common shares	15,475,864	8,464,536	12,016,245	4,489,745

Net loss available to common stockholders	$0.04	$—	$0.03	$(0.12)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.01	—	0.04	0.03
Depreciation and depletion	0.02	0.01	0.05	0.05
Crop year adjusted revenue	0.02	0.01	0.12	0.12
Stock based compensation	0.01	0.03	0.06	0.10
Indirect equity offering costs	—	—	—	—
Real estate acquisition related audit fees	—	—	0.01	0.01
Real estate related acquisition and due diligence costs	0.01	0.01	0.01	0.02
AFFO per diluted weighted average share	$0.11	$0.06	$0.32	$0.21

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Basic weighted average shares outstanding	11,154,127	6,305,253	8,872,279	3,168,803
Weighted average OP units on an as if converted basis	3,293,572	1,945,000	2,584,098	1,189,799
Weighted average unvested restricted stock	144,441	214,283	171,418	131,143
Weighted average redeemable non-controlling interest	883,724	—	388,450	—
AFFO weighted average common shares	15,475,864	8,464,536	12,016,245	4,489,745

As of September 30, 2015, the Company had 16,157,855 shares of common stock outstanding on a fully diluted basis.

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

We further adjust EBITDA for certain additional items such as crop year adjusted revenue, stock based compensation, indirect offering costs, real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments see AFFO adjustments discussed above) that we consider necessary to understand our operating performance.  As of September 30, 2015, we began excluding indirect offering costs from EBITDA as we believe it improves comparability of our results over each reporting period and of our company with other real estate operators.  We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

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

The following table sets forth a reconciliation of our net income (loss) to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Net income (loss)	$857,510	$34,805	$805,600	$(372,273)
Interest expense	1,390,880	286,216	3,232,094	909,326
Income tax expense	4,400	—	4,400	—
Depreciation and depletion	237,241	100,208	613,381	209,472
EBITDA	$2,490,031	$421,229	$4,655,475	$746,525

Crop year adjusted revenue	295,298	59,142	1,466,493	531,646
Stock based compensation	228,508	240,981	708,703	446,460
Indirect equity offering costs	10,000	—	10,000	—
Real estate acquisition related audit fees	17,000	—	87,000	25,000
Real estate related acquisition and due diligence costs	111,908	42,602	179,468	103,525
Adjusted EBITDA	$3,152,745	$763,954	$7,107,139	$1,853,156

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

At September 30, 2015, approximately $34,750,000, or 18.3%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $347,500 per year. At September 30, 2015, LIBOR was approximately 20 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be impacted.

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management has evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.Risk Factors.

As of September 30, 2015, There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 29, 2014, our Board of Directors approved a program to repurchase up to $10,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. Our repurchase activity for the three months ended September 30, 2015 under the share repurchase program is presented in the following table.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publically	Purchased
		Average	Announced	Under the Share
	Total Shares	Price Paid	Plans or	Repurchase
	Purchased	per Share	Programs	Program

July 1, 2015 - July 31, 2015	—	$—	—	$10,000,000
August 1, 2015 - August 31, 2015	2,130	9.81	2,130	9,979,068
September 1, 2015 - September 30, 2015	—	—	—	9,979,068
Total	2,130	$9.81	2,130	$9,979,068

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

Farmland Partners Inc.

Dated: November 12, 2015	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2015	/s/ Luca Fabbri
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