Form 10-K
period 2015-12-31
Farmland Partners Inc.
filed 2016-03-15
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-36405

___________________________________________

FARMLAND PARTNERS INC.

(Exact Name of Registrant as Specified in Its Charter)

___________________________________________

Maryland	46-3769850
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4600 South Syracuse Street, Suite 1450 Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (720) 452-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $88,714,976, based on the closing sales price of $11.90 per share as reported on the NYSE MKT. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 10, 2016 the registrant had 11,977,279 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2015.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, and the other factors described in the risk factors included in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

PART I

Item 1. Business.

Our Company

References to “we,” “our,” “us” and “our company” refer to Farmland Partners, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

We are an internally managed real estate company incorporated in Maryland that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report, the majority of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, while some of our farms produce specialty crops, such as blueberries, vegetables and edible beans.  However, over the long term, we expect that our farmland portfolio will be comprised of approximately 80% primary crop farmland and 20% specialty crop farmland, which we believe will give investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other. In addition, in August 2015, the Company announced the launch of the FPI Loan Program, an agricultural lending product aimed at farmers, as a complement to the Company's primary business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, we intend to make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report we own 63.8% of the common units of limited partnership interest in the Operating Partnership (“OP units”) and none of the preferred units of limited partnership interest in the Operating Partnership (“Preferred Units”). See Note 9 to our combined consolidated financial statements for additional information regarding the Preferred Units.

As of the date of this Annual Report, we owned 253 farms with approximately 99,572 total acres and eight grain storage facilities.  The distribution of farms by state is as follows:

		Total
Location of Farm	# of Farms	Acres
Illinois	155	28,158
Nebraska	29	5,859
Colorado	27	20,282
Arkansas	10	10,415
South Carolina	9	9,925
North Carolina	6	11,086
Georgia	5	2,183
Mississippi	4	4,303
Louisiana	2	1,973
Kansas	2	1,642
Michigan	2	446
Texas	1	2,056
Virginia	1	1,244
	253	99,572

We intend to continue to acquire additional farmland to achieve scale in and further diversify our portfolio by geography and crop type. During 2015, we continued our geographic diversification with acquisitions in four new states, and began our diversification into specialty crops with the acquisition of a blueberry farm. Also during 2015, we entered into lease options on three of our farms for solar and wind production and commenced the FPI Loan Program whereby we make loans secured by mortgages on farmland. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number acres (approximately 563 acres as of December 31, 2015) relying on custom farming contracts with local farm operators.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of the leases that are in place as of the date of this Annual Report have fixed annual rental payments. Some of our leases have variable rents based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents will help insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants, while making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of 100% of the annual rent, leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year.

We elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Full Year 2015 and Recent Highlights

During 2015, the Company:

•	Closed on $143.4 million of farm acquisitions totaling 27,782 acres;
•	Grew adjusted funds from operation (“AFFO’) 345%, from $1.3 million in 2014 to $5.7 million;
•	Reported net income of $1.7 million;
•	Made its first investments in specialty crop farmland;
•	Acquired farmland in four additional states;
•	Completed an underwritten public offering totaling 3,360,000 shares at a price per share of $11.00, generating net proceeds of $34.6 million; and
•	Transferred the listing of its common stock from the NYSE MKT to the New York Stock Exchange (the “NYSE”).

To date in 2016, the Company has closed on $206.9 million of farm acquisitions totaling 25,305 acres, including a $197.0 million acquisition of approximately 22,128 acres in Illinois.

       For a definition of AFFO and a reconciliation of net income to AFFO, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Our Competitive Strengths

We believe the following competitive strengths distinguish us from many of our competitors:

•

High-Quality Portfolio of Farmland.  As of the date of this Annual Report, we owned 253 farms generally well located near large navigable river and railway systems and in agricultural markets that we believe are characterized by high demand for and limited available supply of farmland. Crops produced on our farms address the vast majority of the spectrum of worldwide demand for food, feed, fuel and fiber.

•

Management Team with Extensive Experience in Agricultural Real Estate.  Mr. Pittman and the other members of our management team have extensive experience as owners of agricultural real estate and operators of farming businesses. As a result of this extensive experience, we believe we have a deeper understanding of agribusiness fundamentals and greater insight into factors affecting the value of farmland than many institutional owners and acquirers of farmland, which we believe is advantageous in, among other activities, structuring acquisitions and tenant leases.

•

Expansive Relationships in the Agricultural Sector.  Mr. Pittman’s and the other members of our management team’s extensive experience as owners of agricultural real estate and operators of farming businesses has helped us build expansive and strong relationships across a broad network of businesses and individuals in the agricultural sector, including family and corporate farms, real estate brokers, lenders, auction houses and suppliers of agricultural goods. We believe that these relationships provide us with valuable market intelligence related to agriculture fundamentals and provide us access to acquisition opportunities, many of which may not be available to our competitors.

•

Early-Mover Advantage as a Leading Owner of Farmland.  Ownership of U.S. farmland historically has been, and continues to be, extremely fragmented, with the vast majority of farmland being owned by families and individuals. According to the USDA, as of 2012, approximately 87% of farms in the United States were owned by families, and the average age of principal farm operators in the United States was 58 years old. We are one of the first public companies focused on owning and acquiring farmland in the United States. We believe our flexible capital structure, together with our ability as a public company to access the capital markets, will allow us to secure an early-mover advantage to become a large-scale, national owner of high-quality farmland.

•

Strong Alignment of Interests.  As of the date of this Annual Report, our executive officers and our directors collectively own approximately 9% of the equity interests in our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

Our Business and Growth Strategies

Our principal business objective is to provide attractive stockholder returns through a combination of: (1) quarterly cash distributions to our stockholders; (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions; (3) additional cash flows derived from increased rents in connection with farm improvements (such as irrigation and drainage) and non-farming income streams (such as wind and solar leases); and (4) potential long-term appreciation in the value of our properties due in part to increasing farmland scarcity in the face of growing global food demand. Our primary strategy to achieve our business objective is to invest in, own and lease a portfolio of farmland and properties related to farming operations. Key components of our strategy include the following:

•

Focus on Current Rental Income Generation and Long-Term Appreciation.  We own and intend to acquire farmland that we believe offers attractive risk-adjusted returns through a combination of stable rental income generation and value appreciation. We expect to continue to lease our farmland to experienced and successful third-party farm operators, including sellers who desire to continue farming the land after we acquire it. We expect our farmland leases to generate stable short-term cash flows and increasing rental income over the long term. In certain circumstances, we look for alternative uses for our farms (such as solar and wind leases) when we believe it will create greater value for our stockholders. We intend to hold our properties for investment with a view to long-term appreciation, which we believe will result in attractive risk-adjusted returns to our stockholders. However, if we believe it to be in the best interests of our stockholders, we may elect to sell one or more of our properties from time to time in a manner consistent with our investment objectives and our intention to qualify as a REIT.

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

•

Use OP Units as Acquisition Currency—We believe there are a large number of farm operators and farm families that own farmland that has substantially appreciated in value. According to the USDA's most recent published data, as of 2012, the average age of principal farm operators in the United States was 58 years old, with 33% age 65 or older, and the average age has been increasing steadily in recent years. As a result, we believe that many farm-owning families have estate planning needs and a desire to defer current income taxes, and that our ability to offer OP units as acquisition currency provides us with a strategic advantage over other potential farm buyers and possibly induce these prospective sellers to sell their farms earlier than they otherwise would in cash-only transactions. Since our inception, we have completed several farm acquisitions, including our two largest acquisitions to date, using OP units as partial consideration.

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

•

Leverage Our Infrastructure to Expand into the Lending Business. We believe that our existing systems and personnel are well suited to source, diligence, close and manage loans under the FPI Loan Program at little or no additional costs. We believe that the business of making loans secured by mortgages on farmland is highly complementary to and synergistic with our core business of investing in farmland. We generally find potential borrowers during the process of sourcing farm acquisitions. We conduct due diligence on loan collateral the same way we conduct due diligence on potential farm acquisitions, and we screen potential borrowers the same way we screen potential tenants. The FPI Loan Program also gives us an increased visibility in the marketplace, thereby benefiting our core farmland investing business.

•

Further Diversify our Portfolio by Geography and Crop Type.  Since our initial public offering, we have significantly increased the diversification of our portfolio by geography, crop type and tenant, and we intend to further diversify our portfolio going forward, particularly with respect to geography and crop type.  We focus on geographic areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation and with a relatively large and stable population of experienced farm operators as potential tenants. In addition, while we believe that primary crop farmland provides the greatest opportunity for value appreciation and increasing rental income over time, we intend to diversify our portfolio by adding farmland suitable for specialty crops and properties related to farming.

•

Leverage Economies of Scale in Our Tenants’ Combined Farming Operations.  Farm operators typically do not have a scale that gives them bargaining power with many of their suppliers. Conversely, suppliers to farm operators incur significant marketing costs in reaching out to a highly fragmented customer base. We intend to create value for our farm-operator tenants as well as for some of their suppliers by aggregating our tenants’ purchases of certain inputs – such as seed, fertilizer and equipment – and offering such aggregated purchases from selected suppliers on discounted terms. We believe that, by performing this role as an aggregator, we will be able to retain some of the value created for the ultimate benefit of our stockholders.

Our ability to effectively implement our business and growth strategies is subject to numerous risks and uncertainties, including those set forth under "Risk Factors—Risks Related to Our Business and Properties."

Investment Focus

We seek to invest in farmland that will give our stockholders exposure to the increasing global food demand trend in the face of farmland scarcity, while offering an attractive risk-adjusted combination of stable rental income generation and value appreciation. Our principal investment focus is on farmland located in agricultural markets throughout North America; however, we may seek to acquire farmland outside of North America in the future. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, under the FPI Loan Program, we provide mortgage loans secured by farmland and properties related to farming.

Crop Categories

Farm crops generally can be divided into two principal categories: primary crops and specialty crops. Primary crops include, among others, corn, soybeans, wheat, rice and cotton. Specialty crops can be again divided into two categories: annual specialty crops (generally vegetables) and permanent specialty crops (fruits and nuts grown on trees, bushes or vines). Over the long term, we expect that our farmland portfolio will be comprised of approximately of 80% primary crop farmland and 20% specialty crop farmland, which we believe will give investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

Annual vs Permanent Crops

We primarily seek to buy farms that produce annual crops. We believe that annual crop farmland has less risk than permanent crop farmland because annual crops require less time and capital to plant. If a farm operator loses an annual crop to drought, flooding, fire or disease, the farm operator can generally resume production on the land in a few weeks or months. However, if a farm operator loses a permanent crop, there generally would be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit. Annual crop farmland also enables the farm operator to rotate crop types to improve soil quality, react to commodity price trends and adopt improved crop varieties. Permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot be rotated to adapt to changing conditions. As a result, we invest in permanent crop farmland only if the expected total return is high enough to be attractive on a risk-adjusted basis.

Primary vs Specialty Crops

We believe, for the following reasons, that primary crop farmland is more likely to appreciate and provide increasing rental income over time than other types of farmland:

•

Primary crops constitute a large portion of the global demand for agricultural products and offer the most direct exposure to the fundamentals (population growth, GDP per capita growth and biofuels) that we expect will drive farmland values for the foreseeable future;

•	Primary crops are easily transported in bulk, can be stored during periods of abundant production and sold during periods of scarcity, and generally are not subject to regional market dynamics; and

•	Primary crop production involves little overhead and is capital intensive, and a large portion of the added value accrues to farmland as its most scarce production factor.

We believe that specialty crop farmland, especially if planted with permanent crops, is riskier than primary crop farmland and, therefore, we generally seek higher returns for this type of investment and intend to limit our exposure to approximately 20% of the acres in our portfolio.

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

We may consider investing in farmland in other countries that, like the United States, offer virtually no land title risk, a sophisticated farm-operator tenant environment and attractive rental rates, such as Canada, Australia or New Zealand.

Leased Properties

Farming land for crops carries significant operating risk, although it can be mitigated through crop insurance and other risk management tools. If a crop fails or the land does not produce the anticipated amount of crops, the farm operator may experience an economic loss. We believe that through leasing farmland, rather than farming it ourselves, we will mitigate this risk significantly. We intend to continue to lease a majority of our properties on a fixed-rent basis that does not depend on the success of the tenant's farming operations. Moreover, a majority of the leases in our portfolio provide that at least 50% (and often 100%) of the annual rent is due and payable in advance of each spring planting season, and we expect that a majority of the fixed-rent leases we enter into in the future will have a similar requirement, which reduces our credit-risk exposure in the event of operational issues with the farm-operator tenant. However, to the extent we enter into leases that do not require advance payment of 100% of the annual rent or have terms greater than one year, we may be subject to tenant credit risk and more susceptible to the risks associated with declines in the profitability of tenants’ farming operations, and we take such risk into consideration when evaluating the potential return on a farm. We may use variable-rent leases, which depend in part on crop yields and prices, in regions where such arrangements are prevalent or when we expect that such arrangements will be more profitable to us on a risk-adjusted basis. We also may utilize hybrid lease arrangements that require a modest rent payment at lease inception and an additional rent payment based on a percentage of the revenue from the tenant's harvest for that year.

We expect to continue to lease the majority of our farmland and other farming related properties under leases that require the tenant to either pay or reimburse us for substantially all of the property’s operating expenses, including maintenance, water usage and insurance, as well as all of the input costs related to the farming operations, such as seed, fertilizer, labor and fuel. Several of our leases provide for the reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us. The rental payments we receive from the farm operators will be the primary source of any distributions that we make to our stockholders.

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

We believe quality farmland has a near-zero vacancy rate, and we believe that high-quality farmland in an area with a competitive tenant environment is generally leased and farmed each year. For leases that provide that a substantial portion of rental payments for a crop year are due in advance of the spring planting season, in the event of a tenant's failure to pay rent when due, we will seek to terminate the lease and rent the property to another tenant that could then plant and harvest a crop that year. As a result, we believe there is a reduced risk of vacancy on our properties when compared to most other types of commercial properties, such as office buildings or retail properties.

Tenants

We believe the areas where we own and intend to acquire farmland are characterized by a competitive farm-operator tenant environment, with multiple experienced farm operators seeking to expand their operations by leasing additional farmland.

Non-Farming Leases

In addition to leases entered into in connection with farming operations, we seek additional sources of income from our properties that are either incremental, such as wind easements and recreational leases, or are higher than farming rents, such as leases for solar power installations. While we do not believe that such other sources of income will constitute a significant percentage of our total revenues, they offer opportunities to enhance returns to stockholders at little or no cost to us.

Family-Owned Properties

According to the USDA, as of 2012, approximately 87% of farms in the United States were owned by families. We believe that many farm families and individuals may wish to simultaneously sell some of their property and lease it back, continuing their operation of such property under a leasing arrangement. Sellers in these sale-leaseback transactions can use the sale proceeds to repay existing indebtedness, for growth of their farming operations or in other business endeavors. Under some circumstances, these sale-leaseback transactions might be driven by estate planning reasons. We believe that the farmland that we acquire and do not simultaneously lease back to the seller can be leased at attractive rental rates to other independent or corporate farm operators.

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

Other Investments

In addition to farmland, we also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock ranches. We currently own eight grain storage facilities, two in each of Illinois, Colorado and Nebraska and one in each of Arkansas and South Carolina. In addition, through the FPI Loan Program, we provide mortgage loans secured by farmland and properties related to farming.

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

We perform a due diligence review with respect to each potential property acquisition. The due diligence investigation includes both property-specific factors (e.g., soil types and fertility, water availability and rights, topographical characteristics and property taxes) and location-specific factors (e.g., climate, tenant availability and quality, and market access). As part of our due diligence process, we also perform a valuation of each target property and estimate expected lease rates.

Selecting Tenants

We intend to continue to focus primarily on farmland located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and reference checks of potential tenants, as well as their willingness and ability to pay competitive rental rates. We consider similar factors in analyzing sale-leaseback transactions. In geographic areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially in exchange for sourcing a property acquisition opportunity. We generally mitigate tenant credit risk by requiring a significant portion of a year's rent in advance of each spring planting season whenever possible, by requiring a tenant to adopt crop insurance, and/or by filing liens on growing crops. In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See "Risk Factors—Risks Related to Our Business and Properties”. We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

FPI Loan Program

We believe that our existing systems and personnel are well suited to source, diligence, close and manage loans under the FPI Loan Program at little or no additional cost to us. We believe that the business of making loans secured by mortgages on farmland is highly complementary to, and synergistic with, our core business of investing in farmland. We generally find potential borrowers during the process of sourcing farm acquisitions. We conduct due diligence on loan collateral the same way we conduct due diligence on potential farm acquisitions, and we screen potential borrowers the same way we screen potential tenants. The FPI Loan Program offering gives us an increased visibility in the marketplace, thereby benefiting our core farmland investing business.

Seasonality

Because the leases for a majority of the properties in our portfolio require payment of at least 50% of the annual rent in advance of each spring planting season, we receive a significant portion of our cash rental payments in the first calendar quarter of each year, although we recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.

Our Properties

As of the date of this Annual Report, we own 253 farms, consisting of approximately 99,572 total acres of farmland, as well as eight grain storage facilities.  The table below provides certain information regarding each property in our portfolio as of the date of this Annual Report.

		Date	Tillable	Total
Property Name	County, State	Acquired (1)	Acres	Acres
Vendome	Jackson & Craighead, AR	12/3/2014	1,448	1,505
Jackson	Prairie & White, AR	12/15/2014	1,322	1,472
Ballymore	Yell, AR	10/24/2014	1,150	1,281
Garrott	Woodruff, AR	12/23/2014	1,068	1,275
Diantha West	Jefferson, AR	12/17/2014	653	712
Crow	Yell, AR	12/1/2014	628	668
Ruder	Yell, AR	9/24/2014	649	667
Long Prairie	Lonoke, AR	12/15/2014	496	518
Bobcat	St. Francis, AR	4/30/2015	925	934
Purdy	Crittenden & Mississippi, AR	7/2/2015	1,321	1,383
James Ranch	Cheyenne, CO	6/12/2014	6,100	6,430
Eibert & Johnson	Kit Carson, CO	5/30/2014	1,475	1,475
Stonington Smith	Baca, CO	10/29/2014	1,296	1,308
Hitchcock	Kit Carson, CO	6/12/2014	1,209	1,210
Cure	Kit Carson, CO	6/12/2014	1,086	1,100
Baca	Baca, CO	11/1/2010	867	961
Stonington Bass	Baca, CO	2/18/2015	994	997
Schutte	Kit Carson, CO	5/30/2014	900	900
Harrel	Kit Carson, CO	6/12/2014	802	803
Rhoades	Kit Carson, CO	6/12/2014	469	480
Buol	Kit Carson, CO	6/12/2014	476	480

		Date	Tillable	Total
Property Name	County, State	Acquired (1)	Acres	Acres
County Line	Kit Carson, CO	6/12/2014	480	480
Hudye Chute	Kit Carson, CO	6/12/2014	412	460
Erker Chute	Kit Carson, CO	5/30/2014	320	320
Hoffner	Yuma, CO	12/12/2014	224	320
Korbelik	Kit Carson, CO	5/30/2014	275	275
Mershfelder	Cheyenne, CO	6/12/2014	247	250
McArthur	Kit Carson, CO	5/30/2014	201	201
Reimer	Phillips, CO	12/12/2014	162	162
Carruthers	Phillips, CO	12/12/2014	160	160
Jacoby	Yuma, CO	12/18/2014	159	160
Timmerman	Phillips, CO	3/13/2015	271	315
Drury	Yuma, CO	4/10/2015	157	160
Sutter	Yuma, CO	4/17/2015	314	322
Kinnison	Sedgwick, CO	12/30/2015	171	171
Mobley	Telfair, GA	10/9/2015	967	1,069
Selph	Telfair, GA	12/17/2015	116	116
Myers	Telfair, GA	12/17/2015	162	182
Knowles	Telfair, GA	3/11/2016	282	608
Knight	Telfair, GA	3/10/2015	139	208
Pella Bins and Tracks	McDonough, IL	3/1/2010	459	490
Kaufman	McDonough, IL	12/1/2010	338	427
Big Pivot	Mason, IL	1/1/2007	336	342
Pumphouse West	Schuyler, IL	11/1/2008	267	317
Scripps	Schuyler, IL	12/1/2000	299	310
Cleer	Fulton, IL	9/1/2007	271	298
Curless	Fulton, IL	1/1/2009	250	250
Tazewell	Tazewell, IL	1/1/2008	241	241
Stelter	Mason, IL	1/1/2008	234	234
Henninger	Schuyler, IL	1/1/2004	232	232
Crane Creek	Schuyler, IL	6/2/2003	211	211
John's Shop	McDonough, IL	11/1/2006	199	205
Symond	Mason, IL	12/21/2012	195	200
Duncantown	Fulton, IL	2/1/2008	151	172
Bardolph	McDonough, IL	4/1/2008	147	160
Weber	Schuyler, IL	4/1/2001	146	153
Copes	Schuyler, IL	12/1/2007	123	137
Pumphouse East	Schuyler, IL	6/1/2003	112	125
Beckerdite	Schuyler, IL	2/12/2012	112	120
Pella Kelso	McDonough, IL	11/1/2007	111	115
Dilworth	McDonough, IL	6/9/2011	112	115
Busch	Mason, IL	12/1/2010	109	110
McFadden MD	McDonough, IL	10/8/2012	88	107
Smith	McDonough, IL	6/26/2013	95	100
Ambrose	Mason, IL	12/1/2006	80	80
Parr	Fulton, IL	11/1/2008	61	79
Crabtree	Mason, IL	11/1/2009	77	79
Heap	McDonough, IL	9/11/2011	70	79
Adair FS	McDonough, IL	1/1/2006	73	75
Table Grove	Fulton, IL	11/1/2006	58	60
Skien	Fulton, IL	4/27/2011	45	52
Estep	Mason, IL	3/28/2011	35	35
McFadden SC	Schuyler, IL	10/8/2012	31	34
Abraham	Fulton, IL	5/29/2015	110	110
Tomasek	McDonough, IL	6/30/2015	58	58
Howe	McDonough, IL	12/15/2015	78	78
Chenoweth	Fulton, IL	2/26/2016	39	40
Alice Siverly	Edgar, IL	3/2/2016	207	220
Ayrshire-Hess	Edgar, IL	3/2/2016	-	40
B. Tingley	Clark, IL	3/2/2016	85	119
Baber	Edgar, IL	3/2/2016	357	360
Ben Reese	Edgar, IL	3/2/2016	96	237
Bernice Vernon	Edgar, IL	3/2/2016	195	239
Block	Coles & Edgar, IL	3/2/2016	511	559
Bower	Vermilion, IL	3/2/2016	81	82
Brimner	Edgar, IL	3/2/2016	35	40
Bristow Farm	Edgar, IL	3/2/2016	267	263
Bubeck	Clark, IL	3/2/2016	39	40
Buck	Edgar, IL	3/2/2016	90	87
Bush	Clark, IL	3/2/2016	234	250
Campbell	Clark & Edgar, IL	3/2/2016	469	475
Capen	Edgar, IL	3/2/2016	79	80
Coffey	Edgar, IL	3/2/2016	120	120
Conagahan N	Coles, IL	3/2/2016	117	119
Conaghan S	Coles, IL	3/2/2016	119	120
Cox	Clark, IL	3/2/2016	114	120
D. Huisinga	Clark, IL	3/2/2016	221	220
D. Morgan	Clark, IL	3/2/2016	100	100
D. Wilson	Clark, IL	3/2/2016	117	120
Dailey	Edgar, IL	3/2/2016	592	599
Dailey Shiloh	Edgar, IL	3/2/2016	280	280
De De	Coles & Edgar, IL	3/2/2016	494	525
Dickerson	Clark, IL	3/2/2016	120	120
Doll FFF II LP	Clark, IL	3/2/2016	296	354
Earl Wilson Woods	Edgar, IL	3/2/2016	-	46
Earl Wilson	Edgar, IL	3/2/2016	223	214
Edwardson	Clark, IL	3/2/2016	52	55
Eugene Lindley	Clark, IL	3/2/2016	158	194
Fleming - North	Edgar, IL	3/2/2016	33	74
Forren	Edgar, IL	3/2/2016	120	126

		Date	Tillable	Total
Property Name	County, State	Acquired (1)	Acres	Acres
Frieda Wilson	Clark, IL	3/2/2016	116	120
Graves	Clark, IL	3/2/2016	149	156
Green	Edgar, IL	3/2/2016	244	242
H. Burnam	Clark, IL	3/2/2016	190	290
H. Wilson	Clark, IL	3/2/2016	258	393
Hackney	Clark, IL	3/2/2016	30	30
Haddix	Clark, IL	3/2/2016	137	145
Hall	Clark, IL	3/2/2016	246	265
Halloran	Clark & Crawford, IL	3/2/2016	727	778
Hanner Throneburg	Clark, IL	3/2/2016	68	70
Harper	Edgar, IL	3/2/2016	50	60
Hart	Edgar, IL	3/2/2016	224	278
Hart South	Edgar, IL	3/2/2016	81	199
Hilbert	Clark, IL	3/2/2016	123	143
Huey	Clark, IL	3/2/2016	39	40
Huffington	Clark, IL	3/2/2016	156	160
Huisinga	Clark, IL	3/2/2016	60	60
Huisinga 43	Clark, IL	3/2/2016	40	43
Ingram	Edgar, IL	3/2/2016	92	120
J. Baber	Edgar, IL	3/2/2016	368	359
J. Kirchner East	Clark, IL	3/2/2016	47	59
J. Kirchner North	Clark, IL	3/2/2016	40	40
J. Rowe	Edgar, IL	3/2/2016	138	146
Jerry Williams	Edgar, IL	3/2/2016	508	511
Joab North	Edgar, IL	3/2/2016	90	90
Kile	Clark, IL	3/2/2016	69	97
Knotts	Edgar, IL	3/2/2016	30	30
Koonce-Griffin	Clark, IL	3/2/2016	80	80
L. Wilson	Edgar, IL	3/2/2016	72	80
Lamb	Clark, IL	3/2/2016	40	40
Lamkey	Edgar, IL	3/2/2016	122	123
Land Black	Edgar, IL	3/2/2016	40	40
Land Co. Morgan	Clark, IL	3/2/2016	197	200
Land Douglas	Edgar, IL	3/2/2016	278	299
Land Pennington	Edgar, IL	3/2/2016	21	20
Landes	Edgar, IL	3/2/2016	78	80
Lindley	Clark, IL	3/2/2016	70	80
Mary Adams	Coles & Edgar, IL	3/2/2016	398	394
Millis	Clark & Crawford, IL	3/2/2016	273	331
Moody Trust	Edgar, IL	3/2/2016	59	60
Moss Trust (Hinds)	Edgar, IL	3/2/2016	96	100
Mulholland	Clark, IL	3/2/2016	105	161
Murphy	Clark, IL	3/2/2016	108	137
Nellie Parrish	Edgar, IL	3/2/2016	90	135
New Joab	Edgar, IL	3/2/2016	271	302
Nunnamaker	Clark, IL	3/2/2016	163	168
O. Kirchner East	Clark, IL	3/2/2016	28	30
O. Kirchner West	Clark, IL	3/2/2016	47	47
Ogden	Edgar, IL	3/2/2016	135	137
P. Tingley Bullskin	Clark, IL	3/2/2016	58	121
Patchett	Edgar, IL	3/2/2016	177	195
Paul Williams	Clark, IL	3/2/2016	78	78
Perry	Clark, IL	3/2/2016	135	139
Pinnell	Edgar, IL	3/2/2016	315	381
Quillen	Clark, IL	3/2/2016	24	80
Quinn FFF LP	Clark, IL	3/2/2016	114	118
R. Wilson	Edgar, IL	3/2/2016	116	120
R. Yocum	Clark, IL	3/2/2016	272	285
Ragain	Edgar, IL	3/2/2016	100	100
Richards-Honn	Edgar, IL	3/2/2016	81	80
Roberts Trust #514	Douglas, IL	3/2/2016	225	236
Robinson	Edgar, IL	3/2/2016	256	253
Rowe (Dodd)	Edgar, IL	3/2/2016	61	60
Rowe (Glick)	Edgar, IL	3/2/2016	80	80
Ruth Forsythe	Edgar, IL	3/2/2016	71	71
S. Huisinga	Clark, IL	3/2/2016	76	80
Schwartz	Clark, IL	3/2/2016	104	105
Shawver	Clark, IL	3/2/2016	55	53
Shaeff	Cumberland, IL	3/2/2016	70	70
Shore-Wade	Clark & Cumberland, IL	3/2/2016	221	222
Shotts	Clark, IL	3/2/2016	32	35
Sinclair	Edgar, IL	3/2/2016	207	210
Snoddy	Coles, IL	3/2/2016	35	40
Sophie Lynn Wright	Clark, IL	3/2/2016	224	305
Steele	Edgar, IL	3/2/2016	292	305
Sunkel	Edgar, IL	3/2/2016	97	100
Temples	Douglas, IL	3/2/2016	153	160
Towles	Edgar, IL	3/2/2016	148	155
Van Auken	Coles & Edgar, IL	3/2/2016	60	60
Van Tarble	Clark, IL	3/2/2016	377	392
Wells	Clark, IL	3/2/2016	1,355	1,584
Whisnand	Coles & Edgar, IL	3/2/2016	177	177
Wiggins	Edgar, IL	3/2/2016	694	711
Wyatt Adams	Edgar, IL	3/2/2016	255	267
Young	Cumberland, IL	3/2/2016	131	136
Liby	Kit Carson, CO and Sherman, KS	6/12/2014	485	486
Zweygardt	Logan, KS	6/12/2014	313	320
Erker Wallace	Wallace, KS and Kit Carson, CO	12/4/2015	1,197	1,217
Bonita Brake	Morehouse Parish, LA	10/15/2014	1,010	1,088

		Date	Tillable	Total
Property Name	County, State	Acquired (1)	Acres	Acres
Davis	Richland Parish, LA	10/16/2014	850	885
Riccioni	Van Buren, MI	9/15/2015	159	181
Borden	Van Buren, MI	1/21/2016	183	265
Proventus	Sunflower, MS	11/21/2014	1,673	1,964
Swarek	Quitman, MS	1/14/2015	806	850
Swindoll Darby	Tunica, MS	5/14/2015	341	359
Matthews	Tunica & DeSoto, MS	7/10/2015	1,048	1,130
AgEast	Beaufort, NC	6/2/2015	6,337	6,584
Marco & Jarvis	Currituck, NC	6/2/2015	624	944
Howey & Alexander	Pamlico, NC	6/2/2015	1,354	1,375
Tantor	Pasquotank, NC	6/2/2015	317	319
In Middle	Pasquotank and Perquimans, NC	6/2/2015	1,046	1,073
Larabee	Perquimans, NC	6/2/2015	782	791
Taylor	Chase, NE	12/15/2014	654	770
Broadwater	Morrill, NE	7/1/2014	483	640
Matulka	Butler, NE	1/2/2012	234	242
Stanbra/ Zeller	Butler, NE	1/1/2012	178	181
Otterpohl	Merrick, NE	12/8/2014	159	162
Beck	Merrick, NE	12/8/2014	139	161
Jarecki	Polk, NE	12/8/2014	156	160
Tindall	Polk, NE	12/8/2014	139	161
Mentink	Polk, NE	12/22/2014	156	160
Fadschild	Butler, NE	12/11/2014	154	155
Benda Polk	Polk, NE	2/24/2015	123	123
Zeagers	Butler, NE	12/26/2012	118	120
Prague	Saunders, NE	11/21/2014	61	80
Kropatsch	Polk, NE	12/8/2014	79	80
Kelly	Butler, NE	6/29/2012	74	75
Benda Butler	Butler, NE	2/24/2015	70	73
Boe (Nebraska Battle Creek Farms)-5 farms	Madison, NE	4/10/2015	918	1,117
Lutz (Northeast Nebraska Farms)-6 farms	Pierce, NE	4/10/2015	1,116	1,160
Herrmann	Polk, NE	10/1/2015	157	160
Kosch	Butler, NE	12/15/2015	80	80
Turbeville	Clarendon & Sumter, SC	12/22/2014	2,073	2,546
Ten Mile	Marion, SC	12/22/2014	890	1,180
Coopers Mill	Lee, SC	12/22/2014	531	945
Maidendown	Marion, SC	12/22/2014	577	926
Tyndall	Lee, SC	12/22/2014	399	442
Paxville	Clarendon, SC	12/22/2014	397	429
Drakeford	Lee, SC	12/22/2014	241	350
Cypress Bay	Bamberg, SC	3/13/2015	460	502
Bennettsville	Marlboro, SC	6/2/2015	2,154	2,605
Reinart	Hutchison and Moore, TX	1/27/2016	1,370	2,056
Cartwright & Old Farm	City of Chesapeake, VA	6/2/2015	972	1,244
			90,080	99,572

(1)	Date acquired by us or our predecessor, FP Land LLC. Certain farms were consolidated by purchasing land parcels in multiple transactions.

Our portfolio as of the date of this Annual Report has the following rents or rent estimates for 2016 by lease type or status:

Lease Type or Status - as of the date of this Annual Report	2016 Rent	%
Leases in place with third parties
Fixed rent (1)	$18,901,640	88.56%
Variable rent (2)	1,810,190	8.48%

Internal leases (3)	207,197	0.97%
Leases being negotiated (4)	423,913	1.99%
	$21,342,940	100.00%

(1)	Includes the fixed rent portion of leases providing for fixed and variable rent components.
(2)

Management estimate based on farms’ historical productivity and regional crop price projections. We can provide no assurance that crop yields and prices will reach expected levels or that we will obtain the rents we anticipate.

(3)	Leases to FPI Agribusiness LLC, our taxable REIT subsidiary. In accordance with GAAP, revenues derived from these leases are eliminated in consolidation.
(4)

Management estimate based on the current status of lease negotiations and the current leasing market environment for each farm. We can provide no assurance that the rents we obtain will reflect the current status of our lease negotiations or the current leasing market environment for each farm.

Tax Status

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by FPI Agribusiness Inc., our taxable REIT subsidiary, and any other taxable REIT subsidiaries (“TRSs”) that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax.

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

All of the farms in our portfolio have sources of water, including expected precipitation, wells and/or surface water, that currently provide sufficient amounts of water necessary for the current farming operations at each location. However, should the need arise for additional water from wells and/or surface water sources, such permits and approvals may be difficult to obtain in areas with limited supply of available water. We believe that as of the date of this Annual Report our farms are in compliance with applicable state, county and federal environmental and agricultural regulations.

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

Competition

Competition to our efforts to acquire farmland can come from many different entities. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, other farmland REITs, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms such as Westchester Agriculture Asset Management (a TIAA-CREF company), Hancock Agricultural Investment Group, Prudential Agricultural Investments, and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.  REITs that we might compete with are Gladstone Land Corp. and American Farmland Company.

Employees

At March 10, 2016, we had 13 employees. None of our employees is a member of a labor union.

Corporate Information

Our executive offices are located at 4600 South Syracuse Street, Suite 1450, Denver, Colorado 80237. Our telephone number at our executive offices is (720) 452-3100 and our corporate website is www.farmlandpartners.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

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

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included within this Annual Report on Form 10-K.

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

Risks Related to Our Business and Properties

The geographic concentration of our portfolio in certain states could cause us to be more susceptible to adverse weather, economic or regulatory changes or developments in the areas in which our properties are located than if we owned a more geographically dispersed portfolio, which could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all.

      As of the date of this Annual Report, our farms in Illinois, Colorado, North Carolina, Arkansas and South Carolina represented 28.2%, 20.4%, 11.1%, 10.5% and 10.0%, respectively, of the total acreage in our portfolio. As a result, we are particularly susceptible to developments or conditions in the areas in which our farms are located, including adverse weather conditions (such as windstorms, tornados, floods, drought, hail and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions, and unfavorable or uncertain political, economic, business or regulatory conditions (such as changes in price supports, subsidies, water management regimes and environmental regulations). Any such developments or conditions could materially and adversely affect the value of our farms and our ability to lease our farms on favorable terms or at all, which could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

Our portfolio is comprised primarily of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with concentrating our portfolio in a single asset class devoted to a limited number of crop types.

Our portfolio is comprised primarily of properties used to grow primary crops, such as corn, soybeans, wheat, rice and cotton. As a result, any development or situation that adversely affects the value of properties generally or the prices of corn, soybeans, wheat, rice or cotton including those described in the risk factor above, could have a more significant adverse impact on us than if our portfolio were diversified by asset type or crop type, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

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

We have a substantial amount of indebtedness outstanding and significant near-term maturities, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

As of December 31, 2015 and as of March 10, 2016, we had approximately $187.2 million and $237.2 million, respectively, of outstanding indebtedness, all of which is secured by mortgages on our farms. We intend to incur additional debt in connection with future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. We have approximately $84.7 million of indebtedness maturing in 2016, including $53.0 million maturing on April 29, 2016 (subject to three one-month extension options) and $26.0 million maturing on June 4, 2016. To the extent that we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through new debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of farms at inopportune times or on disadvantageous terms, which could result in losses. In addition, our debt agreements include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the lenders to, among other things, accelerate payment of all amounts outstanding under the loans and to exercise their remedies with respect to the collateral, including foreclosure and sale of the agricultural real estate securing the loans. Certain of our debt agreements also contain cross-default provisions that give the lender the right, in certain circumstances, to declare a default if we are in default under other loans. If any one of these events were to occur, our financial condition, results of operations, cash flow and ability to pay distributions to our stockholders could be materially and adversely affected.

A significant portion of our farms are leased to entities under common control, and the failure of these entities to meet their obligations to us, or their determination not to renew leases or to terminate their farming operations, could materially and adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

As of the date of this Annual Report, approximately 17.6% of the total acres in our portfolio are leased to entities controlled by James C. Justice.  Additionally, approximately 7.8% of the total acres (representing an aggregate of approximately are leased to Astoria Farms and Hough Farms (entities controlled by Jesse J. Hough, who provides consulting services to us). Therefore, the success of our business will depend in part upon the profitability of these entities' farming operations and their ability to meet their obligations to us. In the event these affiliates are unable to meet their obligations to us, whether as a result of a downturn in the profitability of their farming operations or otherwise, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders could be materially adversely affected.

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

Our failure to continue to identify and consummate suitable acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which would materially and adversely affect our results of operations and cash available for distribution to our stockholders.

Our ability to continue to expand through acquisitions is integral to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We compete for the acquisition of farmland and properties related to farming with many other entities engaged in agricultural and real estate investment activities, including individual and family operators of farming businesses, corporate agriculture companies, financial institutions, institutional pension funds, public REITS, other real estate companies, private equity funds and other private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for such properties. Our competitors may have greater resources than we do and may be willing to pay more for certain assets or may have a more compatible operating philosophy with our acquisition targets. In particular, larger institutions may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Our failure to identify and consummate suitable acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which would materially and adversely affect our results of operations and cash available for distribution to our stockholders.

We do not intend to continuously monitor and evaluate tenant credit quality and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position.

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

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2015, we owned 1,642 acres of farmland in Kansas, and our ownership of those farms may be challenged under Kansas law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

Failure to succeed in new markets may have adverse consequences.

At the time of initial public offering in April 2014, substantially all of our farms were located in Illinois and Nebraska, with one farm in Colorado. Since our initial public offering, we have acquired farms in new markets, including Arkansas, South Carolina, Mississippi, Louisiana, Virginia, North Carolina, Georgia, Texas, and Michigan.  We intend to continue to acquire properties in new geographic locations across the U.S., and intend to evaluate potential international acquisitions. When we acquire properties located in new geographic areas in the U.S. or internationally, or properties primarily devoted to a crop or industry with which we are less familiar (such as certain specialty crops, energy production, dairy farms or hog farms), we may face risks associated with a lack of market knowledge or understanding of the local market, including the availability and identity of quality tenants, forging new business relationships in the area, developing an understanding of a crop unfamiliar to us, and unfamiliarity with local or crop-specific government requirements and procedures. Furthermore, the negotiation of a potential expansion into new markets or industries may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our results of operations and ability to make distributions to our stockholders.

We have experienced and expect to continue to experience rapid growth and may not be able to adapt our management and operational systems to respond to the integration of properties and investments without unanticipated disruption or expense, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

We have experienced and expect to continue to experience rapid growth through acquisitions and other investments. It is possible that as our business continues to grow, we will need to continue making significant new investments in personnel and infrastructure to support that growth. We may not be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to manage such acquisitions and investments without operating disruptions or unanticipated costs. Our failure to successfully manage our growth could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our short-term leases make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

All of our leases with tenants engaged in farming operations have terms ranging from one to five years, and we expect that most of the leases we enter into in the future will have one to seven-year terms. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases, which will make us more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Long-term leases, such as our solar and wind leases, could expose us to various risks, including interest rate risk and the risk of being unable to take advantage of prevailing market rates, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

As of the date of this Annual Report, we had two leases in place for solar farms and one lease for a wind farm with terms ranging from 20 to 25 years, with potential for extensions. Under the solar and wind leases, the tenants have the ability to use portions of our farms for the production of solar or wind energy rather than for farming operations. We intend to continue to evaluate alternative uses for our farms, and we may enter into additional long-term leases for portions of our farms.  Under such long-term leases, the rental rate generally is fixed with periodic rent escalations and, as a result, we are subject to interest rate risk in the event interest rates rise at a greater rate than any potential rent escalations. In addition, by entering into long-term leases, we are subject to the risk that we will not be able to increase our rental rates if prevailing land values or rental rates have increased. Any inability to take advantage of increases in prevailing land values or rental rates could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

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

In addition, the Code imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Moreover, if we acquire properties from C corporations (i.e., corporations generally subject to full corporate-level tax) in certain non-taxable transactions, as was the case with our acquisition of the Hudye Farm in 2014, built-in gain recognized on the non-taxable disposition of such properties within 10 years of our acquisition will be subject to tax at the highest applicable U.S. federal corporate income tax rate. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

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

In addition, crops are vulnerable to crop disease, pests and other contaminants. Damages to tenants' crops from crop disease and pests may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase the costs and decrease the revenues of our tenants. Tenants may also incur losses from product recalls, fines or litigation due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls, fines or litigation as well as their impact upon our tenants.

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

Investments in farmland used for permanent crops have a higher risk profile than farmland used for annual row crops.

As of the date of this Annual Report, two of our farms are used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include blueberries, oranges, apples, almonds and grapes. Permanent crops involve more risk than annual row crops because permanent crops require more time and capital to plant and bear fruit, are more expensive to replace and are more susceptible to disease and poor weather. If a farmer loses a permanent crop to drought, flooding, fire or disease, there generally would be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

Permanent crop farmland also prevents the farmer from being able to rotate crop types to keep up with changing market conditions or changes to the weather or soil. If demand for one type of permanent crop decreases, the permanent crop farmer cannot easily convert the farm to another type of crop because permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot easily be rotated to adapt to changing environmental or market conditions.

In addition, permanent crops, which can generally endure long periods of time from harvest to consumption, allow for global shipment and trade. As a result, permanent crops are usually less insulated from the global market volatility than annual row crops. This will generally provide for less price stability of the harvested crop and therefore less stability of the underlying land value for cropland producing permanent crops. As a result, permanent crop farms have a higher risk profile than annual row crop farms.

If consumer demand for the permanent specialty crops grown on our farms decreases, the underlying values of our permanent specialty crop farms may decrease and our tenants may not be able to pay their rents as they come due.

We currently own two permanent specialty crop farms, and in the future we intend for our portfolio to consist of approximately 20% specialty crop farms (as significant portion of which is expected to consist of annual specialty crops, where this risk does not apply). If consumer demand for the permanent specialty crops grown on our farms decreases, the underlying value of those permanent specialty crop farms could also decrease. Additionally, to the extent we do not require upfront rent payments from tenants on our permanent specialty crop farms, upon a drop in permanent specialty crop prices, our tenants may not be able to make their rent payments as they come due.

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

We have limited operating history as a REIT and a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet the disclosure requirements of the SEC. We are required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources.  Our failure to operate successfully as a public company or to maintain our qualification as a REIT could materially adversely impact our business, results of operations and financial condition. See "—U.S. Federal Income Tax Risks—Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders."

We have incurred and will continue to incur new costs as a result of being a public company, and such costs may increase if and when we cease to be an "emerging growth company," which could adversely impact our results of operations.

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. As a result, our executive officers' attention may be diverted from other business concerns, which could adversely affect our business and results of operations. In addition, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. After we are no longer an emerging growth company under the JOBS Act, Section 404 of the Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock

We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional properties, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition opportunities and principal and interest payments on any outstanding debt, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms, in the time period we desire, or at all. Any debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise (including the issuance of OP units) could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

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

Under the FPI Loan Program, we provide loans to third-party farmers, which exposes us to risks associated with being a lender, including the risk that borrowers default on their obligations to us, which could adversely affect our results of operations and financial condition.

Under the FPI Loan Program, which was announced in August 2015, we make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. The loans are expected to be collateralized by farm real estate. As of the date of this Annual Report, we have made two senior secured first-lien mortgage loans to farmers totaling $2,980,000, with $2,780,000 outstanding at December 31, 2015, under the FPI Loan Program, and we intend to make similar loans in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a mortgage loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

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

As of December 31, 2015 and March 10, 2016, we had approximately $187.2 million and $237.2 million, respectively, of outstanding mortgage indebtedness. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our tax protection agreement with respect to the sales of certain properties.

Our debt financing agreements restrict our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments.

Our existing debt financing agreements contain, and other debt financing agreements we may enter into in the future may contain, customary negative covenants and other financial and operating covenants that, among other things:

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

     In addition, the agreements related to our $53.0 million bridge loan prohibit us during the term of the loan from (i) incurring additional indebtedness, subject to certain exceptions (including indebtedness of up to $6.0 million for property acquisitions) and (ii) making investments in excess of $10.0 million in the aggregate without the prior written consent of the lender, subject to certain limited exceptions. These limitations restrict our ability to engage in certain business activities, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.  In addition, a violation of these covenants, after any applicable cure period, would permit the lenders to, among other things, accelerate payment of all amounts outstanding under the loans and to exercise their remedies with respect to the collateral, including foreclosure and sale of the agricultural real estate securing the loans.

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

The inability to execute our business plan of continuously leasing our properties on favorable economic and other terms would materially and adversely affect our results of operations and cash available for distribution to stockholders.

There can be no assurance that we will be able to continue to identify suitable third-party tenants or negotiate acceptable lease terms for properties we acquire in the future or upon expiration of existing leases. In some instances, we may not be able to negotiate for the full payment of rent in advance of each spring planting season, which could increase our exposure to credit risk of our farm-operator tenants and the risks associated with farming operations, such as weather, commodity price fluctuations and other factors described above under "—Our business is dependent in part upon the profitability of our tenants' farming operations, and any downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders."

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

We engage in farming operations on certain of our farms through our taxable REIT subsidiary instead of leasing such farms to third-party tenants. Any sustained downturn in the profitability of our farming operations could have a material adverse effect on our cash flow and ability to make distributions to our stockholders.

We engage in farming operations through our taxable REIT subsidiary on certain of our farms. The profitability of our custom farming operations could be adversely impacted by, among other things, adverse weather conditions, crop prices, crop disease, pests, contaminants, and unfavorable or uncertain political, economic, business or regulatory conditions. Unlike the majority of our third-party leases, which require 100% of the annual rent to be paid in advance of each spring planting season, we are fully dependent on the success of our farming operations on the custom farm properties to produce revenue from those properties. If our custom farming operations become less profitable there is no guarantee that we will be able to lease the farms to third parties on economically beneficial terms. As a result, any downturn in the profitability of our custom farming operations or a downturn in the farming industry as a whole could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our stockholders. For more information about the risks related to farming operations generally see “—Our business is dependent in part upon the profitability of our tenants' farming operations, and any sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.”

Risks Related to Our Organizational Structure

We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

     Properties that we have acquired, and properties that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of properties that we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof.  As of the date of this Annual Report, Mr. Pittman owned 7.8% of the OP units in our operating partnership.

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

If we do not obtain stockholder approval for the issuance of shares upon redemption of 1,097,506 OP units and 117,000 Preferred Units issued in connection with two acquisitions, we may be required to redeem the OP units for cash, which could reduce the amount of cash available for distributions to our stockholders. In addition, if we do not have sufficient cash on hand at the time such OP units are tendered for redemption, we may be required to sell additional shares of our common stock in order to have sufficient cash to satisfy the redemption, which may cause dilution to our existing stockholders and adversely affect the market price of our common stock.

Section 312.03(c) of the NYSE Listed Company Manual requires stockholder approval prior to any issuance or sale of common stock, or securities convertible into or exercisable for common stock, in any transaction or series of transactions, if the common stock issued or issuable equals or exceeds 20% of the number of shares of common stock or of the voting power outstanding prior to the issuance. Under the Partnership Agreement, one year after issuance, OP units generally may be tendered for redemption by the holder for cash, or at our option shares of our common stock. However, for purposes of complying with Section 312.03(c) of the NYSE Listed Company Manual, we issued an aggregate of 1,097,506 OP units as partial consideration for the acquisition of the Justice and Forsythe farms, which may be redeemed only for cash. Additionally, we issued 117,000 Preferred Units as partial consideration for the Forsythe farms, which by their terms may be converted to common OP units within ten-years of issuance or upon certain extraordinary transactions. Any common OP units issuable to upon conversion of the Preferred Units will be redeemable for cash only until stockholder approval is obtained allowing for the redemption of such OP units for shares of common stock in excess of the limits prescribed by the NYSE.  Redeeming such OP units for cash could reduce the amount of cash we have available for distributions to stockholders. Further, if we do not have sufficient cash on hand at the time the OP units are tendered for redemption, we may be forced to sell additional shares of our common stock in order to raise cash, which could cause dilution to our existing stockholders and adversely affect the market price of shares of our common stock.

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

As of the date of this Annual Report, Mr. Pittman owned approximately 7.8% of the outstanding OP units in our operating partnership.

Mr. Pittman, our Executive Chairman, President and Chief Executive Officer has outside business interests that may present financial conflicts with us and may adversely affect our business.

Mr. Pittman, our Executive Chairman, President and Chief Executive Officer, retains direct or indirect ownership interests in certain farms in Illinois (consisting of 2,808 total acres) and certain farms in Nebraska (consisting of 792 total acres) that were not acquired by us in the formation transactions related to our initial public offering, due to his family’s long-term ownership of those farms and the high proportion of non-tillable acreage of those farms, including pasture land, livestock facilities and land devoted to recreational activities.

In addition, our Board of Directors has adopted a policy, pursuant to which Mr. Pittman and his affiliates have a right to acquire farmland in a total of 15 townships located within Fulton County or Schuyler County in Illinois or Butler County in Nebraska, which are the counties in which the two homestead farms are located, up to a maximum aggregate amount of $5.0 million annually. Some of the farms in our portfolio are located in townships in which Mr. Pittman and entities controlled by Mr. Pittman will be permitted to acquire farms pursuant to this policy.

The leases with our former related tenants were not negotiated on an arm's-length basis and we may not be able to renew those leases on similar terms or at all now that those tenants are with unaffiliated third parties.

As of the date of this Annual Report, 7.8% of the total acres in our portfolio (representing approximately 12.75% of our total 2016 contractual rent) are leased to either Astoria Farms or Hough Farms, our former related tenants. At the time the leases with our related tenants were negotiated Mr. Pittman had a 28.3% indirect partnership interest in, and controlled, Astoria Farms, and had an 18.75% indirect partnership interest in Hough Farms. Mr. Hough had a 4.3% indirect partnership interest in Astoria Farms and a 28.3% indirect partnership interest in Hough Farms. Mr. Hough manages the farming operations of both of our former related tenants. As such, the leases between us and our former related tenants, which have terms that range from one to three years, were negotiated between related parties and their terms, including rent payable to us may have been different if they were negotiated with unaffiliated third parties.  On March 11, 2016, Mr. Pittman and Jesse J. Hough (on behalf of himself and certain other entities he controls) entered into an agreement pursuant to which, effective December 31, 2015, Mr. Pittman ceased to hold any direct or indirect interests in, or have control of, Astoria Farms, Hough Farms and American Agriculture Corporation.

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

As of the date of this Annual Report, we owned approximately 64% of the outstanding OP units in our operating partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 4,840,991 OP units as consideration in connection with our acquisition of properties, and we may issue additional OP units in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

U.S. Federal Income Tax Risks

Failure to maintain qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2014. To maintain qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. We believe that our current organization and method of operation will enable us to continue to qualify, as a REIT. However, at any time, new laws, interpretations or court decisions may change the U.S. federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to determine that it is not in our best interest to qualify as a REIT and to revoke our REIT election, which it may do without stockholder approval.

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

To obtain the favorable tax treatment accorded to REITs, we normally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes.

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

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS. Though a sale of such property by a TRS likely would mitigate the risk of incurring a 100% penalty tax, the TRS itself would be subject to regular corporate income tax at the U.S. federal level, and potentially at the state and local levels, on the gain recognized on the sale of the property as well as any income earned while the property is operated by the TRS. Such tax would diminish the amount of proceeds from the sale of such property ultimately distributable to you. Our ability to use TRSs in the foregoing manner is subject to limitation. Among other things, the value of our securities in TRSs may not exceed 25% (20% for taxable years beginning after December 31, 2017) of the value of our assets and dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, generally may not exceed 25% of our gross income with respect to such year. No assurances can be provided that we would be able to successfully avoid the 100% penalty tax through the use of TRSs.

In addition, if we acquire any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a merger or other transaction in which we acquire a basis in the asset determined by reference either to the C corporation's basis in the asset or to another asset, we will pay tax, at the highest U.S. federal corporate income tax rate, on any built-in gain recognized on a taxable disposition of the asset during the 5-year period after its acquisition. As a result of the manner in which we acquired the Hudye Farm, a subsequent taxable disposition by us of any such assets generally would be subject to the foregoing built-in gain rules.

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

We intend for our operating partnership to be treated as a "partnership" for U.S. federal income tax purposes. If the IRS were to successfully assert our operating partnership was “publicly traded,” our operating partnership could be taxable as a corporation if less than 90% of its gross income consisted of certain qualifying passive income. In such event, we likely would fail to qualify as a REIT for U.S. federal income tax purposes, and the resulting corporate income tax burden would reduce the amount of distributions that our operating partnership could make to us. This would substantially reduce the cash available to pay distributions to our stockholders.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier than we wish.

To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to forego or liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

The stock markets, including the NYSE, on which our common stock is listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this "Risk Factors" section of this Annual Report and others such as:

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

As of December 31, 2015, approximately 12 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report, other than the OP units held by us, approximately 4.2 million OP units in our operating partnership were outstanding, 1,945,000 of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 1,945,000 of the shares issuable upon redemption of OP units, and we intend to register the issuance of additional shares that may be issued upon redemption of OP units so that such shares will be freely tradable under the securities laws.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our common stock trades on the NYSE under the symbol “FPI.”  Below is a summary of the high and low prices of our common stock for each quarterly period since April 10, 2014, the date our common stock began trading on the NYSE MKT, and the cash distributions per share declared by us with respect to each period. Our common stock ceased trading on the NYSE MKT on September 4, 2015 and began trading on the NYSE on September 8, 2015.

	High	Low	Distributions Declared
January 1, 2015 – March 31, 2015	$11.98	$10.25	$0.12
April 1, 2015 – June 30, 2015	$12.50	$10.82	$0.13
July 1, 2015 – September 30, 2015	$12.55	$9.76	$0.13
October 1, 2015 – December 31, 2015	$11.40	$10.01	$0.13

April 10, 2014 – June 30, 2014 (1)	$14.00	$12.20	$0.11
July 1, 2014 – September 30, 2014	$13.63	$10.56	$0.11
October 1, 2014 – December 31, 2014	$11.40	$9.48	$0.12

     On December 31, 2015 and March 10, 2016, the closing price of our common stock as reported on the NYSE was $10.97 and $10.75, respectively.

Stock Performance Graph

     The following graph compares the total stockholder return of our common stock (assuming reinvestment of dividends) against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the SNL Financial REIT Index, or the SNLUS REITs for the period from April 16, 2014, the date of the initial listing of our common shares on the NYSE to December 31, 2015.

		Period Ending
Index	04/10/14	06/30/14	09/30/14	12/31/14	03/31/15	06/30/15	09/30/15	12/31/15
Farmland Partners Inc.	100.00	94.36	79.99	76.54	85.25	89.31	79.81	84.37
S&P 500	100.00	107.41	108.62	113.98	116.07	115.38	107.96	115.56
SNL US REIT Equity	100.00	106.72	104.11	117.39	123.21	111.12	112.23	120.63
SNL US REITs < $250M Implied Cap	100.00	104.63	103.12	106.55	119.48	113.97	106.55	101.09

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

In order to maintain qualification as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under applicable U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid any U.S. federal income tax liability on our income and the 4% nondeductible excise tax. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax.

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

Stockholder Information

     As of March 10, 2016, there were approximately eighteen holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of March 10, 2016, there were approximately nineteen holders (other than our company and management) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis.  As of March 10, 2016, there were six holders of our Preferred Units.

Issuer Purchases of Equity Securities

Share Repurchase Program

     On October 29, 2014, the Board approved a program to repurchase up to $10 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. The Company expects to fund repurchases under the program using cash on its balance sheet. As of December 31, 2015, the Company had repurchased 2,130 shares at an average price per share of $9.81 for a total cost of $20,932, including fees.  The following table represents the activity from the fourth quarter of 2015 under the repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publically	Purchased
		Average	Announced	Under the Share
	Total Shares	Price Paid	Plans or	Repurchase
	Purchased	per Share	Programs	Program

October 1, 2015 - October 31, 2015	—	$—	—	$9,979,068
November 1, 2015 - November 30, 2015	—	—	—	9,979,068
December 1, 2015 - December 31, 2015	—	—	—	9,979,068
Total	—	$—	—	$9,979,068

Item 6. Selected Financial Data.

The following selected financial data as of and for the years ended December 31, 2015, 2014, 2013 and 2012 is derived from our audited combined consolidated financial statements.  The data should be read in conjunction with, and is qualified in it entirety by reference to, our combined consolidated financial statements and notes thereto, included elsewhere in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report.

All periods presented in the table below prior to April 16, 2014, the date of our initial public offering, reflect the operations of our Predecessor. The historical combined financial data for our Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of our initial public offering.

.
	As of and for the years ended
	December 31,
	2015	2014	2013	2012
Operating Data
Total operating revenues	$13,756,147	$4,218,125	$2,350,025	$2,123,116
Net income (loss)	$1,688,718	$(671,297)	$34,172	$586,352
Per Share Data
Basic and diluted net income (loss) available to common stockholders	$0.08	$(0.15)	—	—
Distributions declared per common share	$0.4985	$0.3260	—	—
Basic weighted average common shares outstanding	9,618,714	4,264,906	—	—
Diluted weighted average common shares outstanding	9,628,651	4,264,906	—	—
Supplemental Data
EBITDA (1)	$7,208,412	$1,029,441	$1,525,013	$1,872,906
Adjusted EBITDA (1)	$10,447,679	$2,655,037	$1,525,270	$1,887,445
FFO (1)	$2,582,027	$(342,721)	$182,719	$710,928
AFFO (1)	$5,821,294	$1,282,875	$182,976	$725,467
Balance Sheet Data
Total assets	$344,954,285	$200,658,314	$39,669,676	$36,913,823
Total liabilities	196,726,230	117,132,474	44,392,598	36,580,455
Redeemable non-controlling interest in operating partnership	9,694,453	—	—	—
Total equity (deficit)	$138,533,602	$83,525,840	$(4,722,922)	$333,368

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report, we own or have under contract 258 farms with an aggregate of 108,163 acres (including 5 farms totaling 8,591 acres under contract) in Arkansas, Colorado, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, Texas, and Virginia. As of the date of this Annual Report, the majority of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, while some of our farms produce specialty crops, such as blueberries, vegetables and edible beans.  However, over the long term, we expect that our farmland portfolio will be comprised of approximately 80% primary crop farmland and 20% specialty crop farmland, which we believe will give investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.  In addition, in August 2015, the Company announced the launch of the FPI Loan Program, an agricultural lending product aimed at farmers, as a complement to the Company's primary business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, we intend to make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report we own 64% of the common units of limited partnership interest in the Operating Partnership (“OP units”) and none of the Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred Units”). See Note 9 to our combined consolidated financial statements for additional information regarding the Preferred Units.

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

As of December 31, 2015, we owned 74.1% of the OP units in the Operating Partnership.

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Recent Developments

2015 Completed Acquisitions

During 2015, we completed 26 acquisitions, bringing the total to 56 acquisitions since the IPO.  The 2015 acquisitions are described in further detail below.  The 2015 acquisitions expanded our presence to four new states, bringing our total presence to twelve states. We also started acquiring permanent specialty crop farms.

			Total
		Date	approximate	Purchase
Acquisitions	Location	acquired	acres	price
Swarek	Quitman, MS	1/14/2015	850	$3,511,919
Stonington Bass	Baca, CO	2/18/2015	997	2,079,000
Benda Butler	Butler, NE	2/24/2015	73	605,799
Benda Polk	Polk, NE	2/24/2015	123	860,998
Timmerman (1)	Phillips, CO	3/13/2015	315	2,026,220
Cypress Bay	Bamberg, SC	3/13/2015	502	2,303,573
Nebraska Battle Creek farms (5 farms) (2)	Madison, NE	4/10/2015	1,117	9,022,595
Northeast Nebraska farms (6 farms) (3)	Pierce, NE	4/10/2015	1,160	8,981,209
Drury	Yuma, CO	4/10/2015	160	950,000
Sutter	Yuma, CO	4/17/2015	322	2,000,056
Bobcat	St. Francis, AR	4/30/2015	934	3,024,750
Swindoll Darby	Tunica, MS	5/14/2015	359	1,468,457
Abraham	Fulton, IL	5/29/2015	110	761,844
Justice farms (8 farms) (4)	(5)	6/2/2015	14,935	80,913,167
Tomasek (6)	McDonough, IL	6/30/2015	58	690,463
Purdy	Crittenden & Mississippi, AR	7/2/2015	1,383	6,167,992
Matthews	Tunica & DeSoto, MS	7/10/2015	1,130	5,576,210
Riccioni	Van Buren, MI	9/15/2015	181	2,557,595
Herrmann	Polk, NE	10/1/2015	160	1,288,000
Mobley	Telfair, GA	10/9/2015	1,069	3,676,100
Erker Wallace (2 farms)	Wallace, KS & Kit Carson, CO	12/4/2015	1,217	1,915,309
Howe	McDonough, IL	12/15/2015	78	815,006
Selph	Telfair, GA	12/17/2015	116	528,398
Myers	Telfair, GA	12/17/2015	182	660,407
Kosch	Butler, NE	12/15/2015	80	732,815
Kinnison	Sedgwick, CO	12/30/2015	171	235,763
			27,782	$143,353,645

(1)	On March 13, 2015, the Company issued 63,581 shares of common stock (with a fair value of $712,743 as of the date of closing) as partial consideration for the acquisition of the Timmerman farm.
(2)	On April 10, 2015, the Company issued 118,634 OP units (with a fair value of $1,372,595 as of the date of closing) as partial consideration for the acquisition of the Nebraska Battle Creek farms.
(3)	On April 10, 2015, the Company issued 119,953 OP units (with a fair value of $1,387,856 as of the date of closing) as partial consideration for the acquisition of the Northeast Nebraska farms.
(4)

On June 2, 2015, the Company issued 824,398 shares of common stock and 1,993,709 OP units, of which 883,724 units are redeemable for cash or at the Company’s option into shares of common stock on a one for one basis up to a maximum of 1,109,985 shares (with an aggregate fair value of $30,914,634, as of the date of closing), as partial consideration for the acquisition of the Justice farms.  See “Note 9—Stockholders Equity and Non-controlling Interests”.

(5)	The Justice farms are located in Beaufort, Currituck, Pamlico, Pasquotank and Perquimans counties, NC; Marlboro County, SC; and Chesapeake, VA.
(6)	On June 30, 2015, the Company acquired the Tomasek property from Mr. Pittman. In connection with the acquisition, the Company assumed a two year lease with Astoria Farms with annual rents of $18,749.

Acquisitions Completed to date in 2016

      As of the date of this Annual Report, we have completed the following acquisitions in 2016:

Farm Name	County	Total approximate acres	Purchase price
Forsythe (1)	Various (2)	22,128	$197,000,000
Reinart	Hutchinson & Moore, TX	2,056	6,116,000
Borden	Van Buren, MI	265	1,630,000
Knowles	Telfair, GA	608	1,200,000
Knight	Telfair, GA	208	620,675
Chenoweth	Fulton, IL	40	370,000
		25,305	$206,936,675

(1)

On March 2, 2015 the transaction closed with an estimated purchase price consisting of (a) $50.0 million in cash,  (b) an aggregate of 2,608,695 OP units valued at $11.50 per OP unit, or $30.0 million in the aggregate, and (c) 117,000 Preferred Units with an aggregate value of $117.0 million.

(2)	The Forsythe farms are located in Edgar, Clark, Coles, Crawford, Douglas, Vermilion & Cumberland counties, Illinois.

Properties under Contract

The following farms are under contract to close:

Farm Name	County	Total approximate acres	Purchase price
Condrey	Catahoula, LA	7,400	$31,750,000
Buckelew	Panola, MS	624	2,304,200
Gurga	Mason, IL	80	668,000
Brett	Johnson, GA	213	575,000
Powell	Johnson, GA	274	955,084
		8,591	$36,252,284

These acquisitions are expected to close in the first half of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Follow-on Equity Offering

On July 21, 2015, the Company completed an underwritten public offering of 3,360,000 shares of common stock at a price per share of $11.00 and generated gross proceeds of approximately $37.0 million.  The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $34.6 million.

At-the-Market Equity Offering Program

On September 15, 2015, the Company filed a prospectus supplement under which it may sell shares of common stock having an aggregate gross sales price of up to $25,000,000 through an “at-the-market” equity offering program.  The offering is made pursuant to a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on May 14, 2015.  As of December 31, 2015, no shares had been issued under the program.

Financing Activity

     The Company and the Operating Partnership are parties to a bond purchase agreement (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation (the “Purchaser”), a wholly owned subsidiary of Farmer Mac, as bond purchaser, regarding a secured note purchase facility (as amended, the “Farmer Mac Facility”) that had a maximum borrowing capacity of $165.0 million at December 31, 2015, with $160.6 million outstanding as of the date of this Annual Report. See “Liquidity and Capital Resources” for further details.

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provides for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016. On March 14, 2016, we received from MetLife Agricultural Investments (“MetLife”) commitments in the total aggregate amount of $127 million for mortgage loans secured by farmland. MetLife's loan commitments are subject to customary conditions, and expire between May 24, 2016 and June 14, 2016. We intend to use proceeds from these loans to refinance existing debt, to acquire new properties, and for general corporate purposes. We can provide no assurances that we will enter into a loan with MetLife on the terms we currently anticipate, or at all.

The Taxable REIT Subsidiary

On April 1, 2015, the TRS and Hough Farms entered into a custom farming arrangement, pursuant to which Hough Farms will perform custom farming on 563 acres. Additionally, the TRS plans to operate a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing abilities and create cost savings through bulk orders. This volume purchasing program is currently operated by the Company on a limited trial basis.

FPI Loan Program

In August 2015, the Company introduced the FPI Loan Program, an agricultural lending product aimed at farmers as a complement to the Company's current business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. These loans are collateralized by farm real estate and are to be in principal amounts of $500,000 or more at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.  Notes receivable are stated at their unpaid principal balance, and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

On August 24, 2015, the Company entered into a promissory note agreement with a third-party non-tenant farmer to provide up to $2,000,000 in the form of a mortgage note. The note is collateralized by a first mortgage on farm real estate. Currently, $1,800,000 has been funded with the remaining $200,000 of funding subject to the satisfaction of customary lending requirements, including finalization and issuance of the title research and appraisal report.  The note has a fixed interest rate and all principal and accrued interest due at maturity, which was initially January 15, 2016 but has been extended by one year with the first year’s interest received at the time of the extension.

On November 16, 2015, the Company entered into a promissory note agreement with a tenant farmer to provide $980,000 in the form of a mortgage note. The note has a fixed annual interest rate with principal and all accrued interest due at maturity on October 30, 2017. The note is collateralized by a first mortgage on farm real estate.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many crops experienced significant declines in 2014 and 2015, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time.

Demand

We expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for most crops will continue to grow to keep pace with global population growth, which we anticipate will lead to either higher prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long-term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. According to the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050, a 45.5% increase from 2005-2007 levels and more than two times the 475 million tons of grain produced in the United States in 2014.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long-term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long-term, could impact our rental revenues and our results of operations. However, the success of our business strategy is not dependent on growth in demand for biofuels and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary crops over the long-term.

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years.  Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 171 million acres will be added from 2005-2007 to 2050, a 4.3% increase. In comparison, world population is expected to grow over the same period to 9.7 billion, a nearly 40% increase. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

Conditions in Our Existing Markets

      The market for farmland is dominated by buyers who are existing farm owners and operators. As a result of a decline in commodity prices in 2014 and 2015, farmland values in many agricultural markets have experienced modest declines recently after substantial increases over the prior several years. While demand for agricultural commodities has been growing steadily, unusually favorable weather conditions in the world’s major growing regions have led to a significant increase in supply. We believe that the current reduction in land values is likely to be limited and short-lived as global demand for food and agricultural commodities continues to outpace trendline supply, and represents a significant investment opportunity.

Across our entire portfolio, we are experiencing flat to modestly declining rent rates in connection with lease renewals. In order to offer our tenants a better match between cash inflows and outflows, in 2016 a higher portion than in 2015 of our fixed cash leases provides for payment of 50% of a year’s rent after harvest.  We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will continue to compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over more acres. Furthermore, because it is generally customary in the farming industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods when profitability is higher. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in close proximity to their existing operations when they arise, even when the farmer anticipates lower current returns or short-term losses. In addition, because many farmers both own farmland and rent additional farmland from other landowners, we believe that many farmers will choose to subsidize losses on rented land during periods of lower profitability with relatively higher profits generated by land that they own and that has comparatively lower fixed costs.  Due to the short term nature of most of our leases, we believe that a recovery of crop prices and farm profitability will be reflected relatively rapidly in our revenues via increases in rent rates.

Lease Expirations

Farm leases are often short-term in nature.  As of December 31, 2015 our portfolio had the following lease expirations as a percentage of approximate acres leased and annualized minimum cash rents:

		% of		% of
	Approximate	approximate	Annual	annual
Year Ending December 31,	acres	acres	cash rents	cash rents

2016	24,763	46.5%	$4,283,858	37.6%
2017	10,879	20.5%	3,113,895	27.3%
2018	1,387	2.6%	319,503	2.8%
2019	14,935	28.1%	3,595,995	31.6%
2020	1,217	2.3%	81,936	0.7%
	53,181	100.0%	$11,395,187	100.0%

We are currently negotiating leases on 3,158 acres, have 15,879 acres which have lease payments based on a percentage of farming revenues or crops and have 641 acres leased to our taxable REIT subsidiary, which are not included in the table above.  We expect market rents in the coming year to be consistent with expiring rents.

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

The leases for the majority of the properties in our portfolio provide that tenants must pay us at least 50% (and often 100%) of the annual rent in advance of each spring planting season.  As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year.  We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Some of our leases provide for a reimbursement of the property taxes we pay. We expect that, going forward, a progressively smaller percentage of our leases will provide for such a reimbursement.

Expenses

Substantially all of the leases for our portfolio are structured in such a way that we are responsible for major maintenance, certain insurance and taxes (which are sometimes reimbursed to us by our tenants), while our tenant is responsible for minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. We expect that substantially all of the leases for farmland we acquire in the future will continue to be structured in a manner consistent with substantially all of our existing leases. As the owner of the land, we generally only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities, permanent plantings or other physical structures customary for farms. In cases where capital expenditures are necessary, we typically seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also incur the costs associated with maintaining liability and casualty insurance.

We incur costs associated with running a public company, including, among others, costs associated with employing our personnel and compliance costs. We incur costs associated with due diligence and acquisitions, including, among others, travel expenses, consulting fees, and legal and accounting fees. We also incur costs associated with managing our farmland. The management of our farmland, generally, is not labor or capital intensive because farmland generally has minimal physical structures that require routine inspection and maintenance, and our leases, generally, are structured to require the tenant to pay many of the costs associated with the property. Furthermore, we believe that our platform is scalable, and we do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time. Rather, we expect that as we continue to add additional farmland to our portfolio, we will be able to achieve economies of scale, which will enable us to reduce our operating costs per acre.

Crop Prices

Our exposure to short-term crop price declines is limited. The lease agreements with some of our tenants provide for a rent determined as a percentage of the farm’s gross proceeds, but even in those cases our downside is generally limited by crop insurance, hedging, or a minimum cash rent. In addition, the impact of weaker crop prices is often offset by the higher crop yields that generally accompany lower crop prices.

Our exposure to short-term crop price fluctuations, related to farming operations conducted by our TRS, is generally limited by current marketing contracts or other sales arrangements, which the Company may enter into throughout the growing season, and by the availability of grain storage capacity, which gives us the ability to delay the delivery of crops until after seasonal price declines.

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many annual crops, particularly corn, experienced significant declines in 2014 and 2015, but we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that those declines in prices for annual crops represented a combination of correction to historical norms (adjusted for inflation) and high yields induced by unusually favorable weather patterns, and that continued long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

Interest Rates

We expect that future changes in interest rates will impact our overall operating performance by, among other things, increasing our borrowing costs. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (which is defined as nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical combined consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

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

Our estimates of land value are made using a comparable sales analysis. Factors considered by us in our analysis of land value include soil types and water availability and the sales prices of comparable farms. Our estimates of groundwater value are made using historical information obtained regarding the applicable aquifer.  Factors considered by us in our analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource.  If the aquifer is a replenishing resource, no value is allocated to the groundwater.  We include an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was assumed.

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

The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate. We capitalize acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition.  If the asset acquisition is abandoned, the capitalized asset acquisition costs will be expensed to acquisition and due diligence costs in the period of abandonment.

Total consideration for acquisitions may include a combination of cash and equity securities.  When equity securities are issued, we determine the fair value of the equity securities issued based on the number of shares of common stock and OP units issued multiplied by the stock price on the date of closing in the case of common stock and OP units, and on liquidation preference in the case of Preferred Units.

Using information available at the time of acquisition, we allocate the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. We may adjust the preliminary purchase price allocations after obtaining more information about asset valuations and liabilities assumed.

Real Estate

Our real estate consists of land, groundwater and improvements made to the land consisting of grain facilities, irrigation improvements, other assets and drainage improvements. We record real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred.  We begin depreciating assets when the asset is ready for its intended use.   We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 10-40 years for grain facilities, 2-40 years for irrigation improvements, 27-65 for drainage improvements, 3-50 years for groundwater, 23 years for permanent plantings, and 5-40 years for other assets acquired. We periodically evaluate the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

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

Inventory of our TRS

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

Harvested crop inventory includes costs accumulated during both the growing and harvesting phases and is stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition.  Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a straight-line basis over the lease term, including renewal options in the case of below market leases. Deferred revenue includes the cumulative difference between the rental revenue recorded on a straight-line basis and the cash rent received from tenants in accordance with the lease terms. Acquired below market leases are included in deferred revenue on the accompanying combined consolidated balance sheets, which are amortized into rental income over the life of the respective leases, plus the terms of the below market renewal options, if any.

Leases in place as of December 31, 2015 had terms ranging from one to five years.  As of December 31, 2015 we had 17 leases with renewal options and three leases with rent escalations. The majority of our leases provide for a fixed cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, we typically receive a partial rent payment or no rent payment at all.

Certain of our leases provide for a rent payment determined as a percentage of the gross farm proceeds, a percentage of harvested crops, or a fixed crop quantity at a fixed price. As of December 31, 2015, a majority of such leases provided for a rent payment determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds is recognized upon notification from the grain facility that grain has been delivered in the our name or when the tenant has notified us of the total amount of gross farm proceeds.

Certain of our leases provide for minimum cash rent plus a bonus based on gross farm proceeds. Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent. Bonus rent is recognized upon notification from the tenant of the gross farm proceeds for the year.

Tenant reimbursements include reimbursements for real estate taxes that each tenant pays in accordance with the terms of its lease. When leases require that the tenant reimburse us for property taxes paid by us, the reimbursement is reflected as tenant reimbursement revenue on the statements of operations, as earned, and the related property tax as property operating expense, as incurred. When a lease requires that the tenant pay the taxing authority directly, we do not incur this cost.  If and when it becomes probable that a tenant will not be able to bear the property-related costs, we will accrue the estimated expense.

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

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in operating revenue as a component of other income in the our Combined Consolidated Statements of Operations for the years ended December 31, 2015 and 2014.

Income Taxes

       As a REIT, for income tax purposes we are permitted to deduct dividends paid to our stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  There was no taxable income from the TRS for the year ended December 31, 2015, and at December 31, 2015, we did not have any deferred tax assets or liabilities.

     We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2015 we did not identify any uncertain tax positions.

     When we acquire a property in a business combination, we evaluate such acquisition for any related deferred tax assets or liabilities and determine if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, we evaluate the required holding period (generally 5-10 years) and determine if we have the ability and intent to hold the underlying assets for the necessary holding period.  If we have the ability to hold the underlying assets for the required holding period, no deferred tax liability will be recorded with respect to the built-in gain.

New or Revised Accounting Standards

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under this revised guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. The standard requires prospective application and became effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.  We elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the year ended December 31, 2014 and guidance is applied prospectively, there was no impact to our statements of operations or financial position.

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

     In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We do not believe this ASU will have a material impact on its financial position, results of operations or cash flows.

     In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement during the three months ending March 31, 2016, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard.

     In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. We elected to early adopt the provisions of ASU 2015-03 as of June 30, 2015.  All periods presented have been retroactively adjusted.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments require that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated sales price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

     In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement.  ASU 2015-15 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. We have assessed the impact of ASU 2015-15 and it does not have a material effect on our combined consolidated financial statements or financial covenants.

     In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  We elected to early adopt the provisions of ASU 2015-16 for the quarterly period ending December 31, 2015.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 is expected to impact our consolidated financial statements as the we have an operating lease arrangement for which we are the lessee. ASC 842 supersedes the previous leases standard, ASC 840 Leases.  The standard is effective on January 1, 2019, with early adoption permitted.  We are in the process of evaluating the impact of this new guidance.

Results of Operations

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

	For the year ended December 31,
	2015	2014	$ Change	% Change
OPERATING REVENUES:
Rental income	$13,547,681	$3,970,461	$9,577,220	241.2%
Tenant reimbursements	135,297	247,664	(112,367)	(45.4)%
Other revenue	73,169	—	73,169	NM
Total operating revenues	13,756,147	4,218,125	9,538,022	226.1%

OPERATING EXPENSES
Depreciation and depletion	893,309	328,576	564,733	171.9%
Property operating expenses	1,103,658	248,643	855,015	343.9%
Acquisition and due diligence costs	259,978	193,296	66,682	34.5%
General and administrative expenses	4,192,125	2,275,426	1,916,699	84.2%
Legal and accounting	1,090,340	615,339	475,001	77.2%
Total operating expenses	7,539,410	3,661,280	3,878,130	105.9%
OPERATING INCOME	6,216,737	556,845	5,659,892	1,016.4%

OTHER (INCOME) EXPENSE:
Other income	(98,366)	(144,020)	45,654	(31.7)%
Interest expense	4,616,434	1,372,162	3,244,272	236.4%
Total other expense	4,518,068	1,228,142	3,289,926	267.9%

Net income (loss) before income tax expense	1,698,669	(671,297)	2,369,966	(353.0)%

State income tax expense	9,951	—	9,951	NM

NET INCOME (LOSS)	$1,688,718	$(671,297)	$2,360,015	(351.6)%

NM = Not Meaningful

Our rental income for 2015 was impacted by the 29 acquisitions that took place in 2014, primarily in the fourth quarter, in addition to the 26 acquisitions that took place throughout 2015.  To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented.  The same-property portfolio for the periods presented includes the 38 farms and three grain storage facilities contributed to us by our Predecessor at the time of the IPO.

Total rental income increased $9,577,220, or 241.2%, for the year ended December 31, 2015 as compared to the prior year.  This increase was primarily the result of the 55 acquisitions completed over the last two years.  For the year ended December 31, 2015, the average annual cash rent for the entire portfolio increased to $215 per acre from $179 per acre in 2014.  This increase was the result of diversification of our portfolio to new markets.

Cash rental income for the same-property portfolio decreased to $2,615,718 for the year ended December 31, 2015, from $2,634,525 for 2014, as a result of average annual rent for the same-property portfolio decreasing to $357 per acre in 2015 from $360 per acre in 2014.  This decrease was primarily attributable to lower crop share rent in 2015.

Leases in place in 2014 that provide for tenant payment of property taxes required the tenant to reimburse us for the tax amount we paid in 2015 for the 2014 taxable year.   Due to changes in terms of lease renewals, as well as of certain outstanding leases, tenant reimbursements decreased $112,367, or 45.4%, in 2015, as compared to 2014.

Other revenues totaled $73,169 during the year ended December 31, 2015, compared to no other revenues realized in 2014.  The other revenues recognized during 2015 were generated on interest and amortization of net loan fees, primarily from the FPI Loan Program, launched in August 2015.  An initial $1,800,000 mortgage note receivable was issued in August 2015, and a $980,000 mortgage note was issued to a separate party in November 2015.  See – “Recent Developments—FPI Loan Program.”

Depreciation and depletion expense increased $564,733, or 171.9%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The increase is the result of acquiring $7,468,127 in depreciable assets in the last quarter of 2014, $7,000,392 in depreciable assets throughout 2015 and investing $5,637,733 in property improvements on acquired property during 2015.

Property operating expenses increased $855,015, or 343.9%, for the 2015 year, as compared to the prior year, of which $243,416 is attributable to acquired properties during 2015.  The remaining increase in property operating expenses is primarily related to increases in property insurance of $111,694, property taxes of $224,062, state franchise taxes of $113,137, and repairs of $53,650.  Also increasing during the year were travel costs related to property visits on newly acquired properties of $42,987 and $48,076 expensed for legal costs related to tenant issues.

General and administrative expenses increased $1,916,699, or 84.2%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The increase in general and administrative expenses was largely the result of increased costs related to being a public company and our continued growth.  We only incurred the costs of being a public company during the period following our IPO in 2014, while we incurred such costs for the entire year in 2015. During 2015, our public company costs increased $255,133 due to increased investor relations, board, regulatory and compliance activity, stock-based compensation expense increased $189,844, conference attendance and travel expenses increased $251,913, consulting fees increased $223,667, and other corporate costs increased $29,921, due to increased rent and general office expenses related to increased headcount, as compared with the same period in 2014. Also contributing to the general and administrative increase during the year ended December 31, 2015 were employee compensation expenses, which increased $1,185,817 as compared with the same period in 2014, as we did not have any employees prior to the IPO and have since increased our staffing to 13 employees and added a formal bonus program in the third quarter of 2014. These increases were offset by a decrease of $219,597 in professional fees which were incurred during the year ended December 31, 2014, on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO.

Legal and accounting expenses increased $475,001, or 77.2%, for the year ended December 31, 2015, as compared to 2014, primarily as a result of being a public company for a full year with the Company going public in April 2014.   Also contributing to the increase in legal and accounting expenses were general corporate matters and the growth of our portfolio.

Other income decreased by $45,654, or 31.7%, for the year ended December 31, 2015 compared to 2014.  During both periods other income was recognized on the sale of easements and right-of-way.

Interest expense increased by $3,244,272 or 236.4%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, as a result of an increase in our average outstanding borrowings, which were $159,233,978 during the year December 31, 2015 and $44,426,322 for 2014.  Our weighted average cost of borrowings during the year ended December 31, 2015 and 2014 was 2.80% and 2.76%, respectively.  We also recognized additional interest expense of $225,134 and $138,369 during the year ended December 31, 2015 and 2014, respectively, related to the amortization of deferred loan fees.  These increases were partially offset by the amortization of a premium on our debt of $69,989 during the year ended December 31, 2015.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	For the Years Ended December 31,
	2014	2013	$ Change	% Change
OPERATING REVENUES:
Rental income	$3,970,461	$2,350,025	$1,620,436	69.0%
Tenant reimbursements	247,664	—	247,664	NM
Total operating revenues	4,218,125	2,350,025	1,868,100	79.5%

OPERATING EXPENSES
Depreciation and depletion	328,576	148,547	180,029	121.2%
Property operating expenses	248,643	37,535	211,108	562.4%
Acquisition and due diligence costs	193,296	257	193,039	NM
General and administrative expenses	2,275,426	155,126	2,120,300	1,366.8%
Legal and accounting	615,339	632,094	(16,755)	(2.7)%
Total operating expenses	3,661,280	973,559	2,687,721	276.1%
OPERATING INCOME	556,845	1,376,466	(819,621)	(59.5)%

OTHER EXPENSE:
Other income	(144,020)	—	(144,020)	NM
Interest expense	1,372,162	1,342,294	29,868	2.2%
Total other expense	1,228,142	1,342,294	(114,152)	(8.5)%

NET (LOSS) INCOME	$(671,297)	$34,172	$(705,469)	(2,064.5)%

NM = Not Meaningful

Our rental income for the periods presented was impacted by 29 acquisitions made during the year ended December 31, 2014 and one acquisition made during the year ended December 31, 2013. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes only the original farms which were contributed at the IPO date.

Total rental income increased approximately $1,620,436, or 69.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily resulting from the completion of 29 acquisitions during 2014, 19 of which were completed in December.  For the year ended December 31, 2014, the average annual cash rent for the entire portfolio decreased to $179 per acre from $326 per acre in 2013.  The decrease in average annual cash rent per acre is a result of an emphasis of our acquisition activity on farmland characterized by lower price and rent per acre than the pre-existing portfolio.  As a result of completing 19 acquisitions in December 2014, we did not have leases in place for all properties and did not receive rental income on the majority of the properties acquired in the fourth quarter of 2014.

Rental income for the same-property portfolio increased $265,554, or 11.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of average annual cash rent for the same-property portfolio increasing to $365 per acre for the year ended December 31, 2014 from $327 per acre in 2013.

Tenant reimbursements increased $247,664 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, and property operating expenses increased $211,108 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.   Both of these increases are due to the fact that in 2013, all but two of our leases required the tenants to directly pay all expenses incurred during the lease term in connection with the leased farms, including property taxes and maintenance.  In 2014, leases that formerly provided for tenant payment of property taxes, requireed the tenant to reimburse us for the amount we paid in 2015.  We accrued the expected tenant reimbursements for the year ended December 31, 2014, which are expected to be paid in 2015.  Additionally, the tenants on the Hudye farms were required to reimburse us $18,595 for the 2013 taxes payable in 2014.

Depreciation and depletion expense increased $180,029, or 121.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of our investments in irrigation equipment as well as increased depreciation related to the $127,800,000 in acquisitions completed during 2014, of which $10,000,000 related to depreciable assets.

Acquisition and due diligence costs increased $193,039 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of $111,377 in costs directly related to the six business combinations completed in 2014, $70,377 in costs directly related to asset acquisitions that were abandoned and due diligence efforts on other prospective business combinations.

General and administrative expenses increased $2,120,300 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The increase in general and administrative expenses was a result largely of the beginning of our operations as an independent, publicly traded company and our subsequent rapid growth and more specifically, $648,177 increase in employee compensation as we did not have any employees prior to the IPO, $123,958 incurred related to the shared services agreement with Pittman Hough Farms, $53,125 incurred related to a consulting agreement entered into on April 16, 2014, $680,540 in amortization of restricted stock granted in conjunction with the IPO, $254,741in costs incurred as a result of becoming a public company, Board of Directors expenses of $196,504, travel costs of $58,853 and $219,597 in professional fees that FP Land agreed to reimburse Pittman Hough Farms prior to the completion of the IPO.

Legal and accounting expenses decreased $16,755 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. In 2014, the Company incurred $537,533 in audit and accounting fees and $77,805 in legal fees, as a result of becoming a public company.  In 2013, the Company incurred $620,000 related to the preparation of financial statements for use in connection with the IPO.

Gain on sale of easement was $144,020 for the year ended December 31, 2014.  In 2014, the Company entered into a transmission easement with a power company in Illinois for $144,020.

Interest expense increased by $29,868, or 2.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of an increase in interest related to the Farmer Mac Facility of $238,933 and an increase in the amortization of deferred financing fees of $80,392, which was offset by interest savings of $268,545 as a result of repaying $12.2 million in outstanding debt.    As of December 31, 2014, we had $81.1 million outstanding under the Farmer Mac Facility.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to OP unitholders, and other general business needs.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows and borrowings from prospective lenders.

On February 29, 2016, we closed on a $53,000,000 bridge term loan (the “Bridge Loan”), with the proceeds used to fund the cash portion of the consideration for the Forsythe Farm acquisition.  The term note has a maturity of two months, with three one-month extension options, subject to the payment of a 1% extension fee at each extension, and has an annual interest rate of LIBOR plus 3%.

Over the next twelve months, $84,750,000 of our borrowings will mature.  To satisfy our maturing debt obligations, we intend to utilize a combination of our expected cash flow from operations, and proceeds from debt refinancings from prospective lenders and potential equity issuances.  Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects. On March 14, 2016, we received from MetLife Agricultural Investments ("MetLife") commitments in the total aggregate amount of $127 million for mortgage loans secured by farmland. MetLife's loan commitments are subject to customary conditions, and expire between May 24, 2016 and June 14, 2016. We intend to use proceeds from these loans to refinance existing debt, to acquire new properties, and for general corporate purposes. We can provide no assurances that we will enter into a loan with MetLife on the terms we currently anticipate, or at all. See “Risk Factors—Risks Related to Our Business and Properties—We have a substantial amount of indebtedness outstanding and significant near-term maturities, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.”

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015, under which we may issue and sell from time to time, through the sales agents, shares of common stock having an aggregate gross sales price of up to $25,000,000.  This “at-the-market” equity offering program is intended to provide additional financing alternatives in the capital markets and we intend to use the net proceeds from the offering, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our recently announced loan program.  We only intend to utilize the equity offering should the market price of our common stock reach levels which are deemed appropriate.

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

Consolidated Indebtedness

First Midwest Loan

In connection with the IPO and the related formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement, as amended on February 24, 2015, July 24, 2015 and on March 6, 2016 (the “FMW Loan Agreement”), which provided for loans in the initial aggregate principal amount of approximately $30,780,000 (together, the “First Midwest Loan”). The First Midwest Loan is secured by first mortgages and assignments of rents encumbering 24 of our farms and two of our grain storage facilities. As of December 31, 2015, we had $26,650,000 outstanding under the First Midwest Loan.

The First Midwest Loan has a maturity date of June 4, 2016, with respect to $26,000,000 of the currently outstanding principal of the loan, and the remaining balance matures on June 28, 2016.  The loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.59%, but in any event not less than a rate per annum of 2.80%, and requires us to make quarterly interest payments on the 30th day of each calendar quarter and a principal payment of $26,000,000 on June 16, 2016.

The balance of the First Midwest Loan may be prepaid by us in whole or in part without any prepayment penalties. The First Midwest Loan contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loans, defaults in payments under any other documents covering any part of the properties, and bankruptcy or other insolvency events.

In connection with the FMW Loan Agreement, two wholly owned subsidiaries of the Operating Partnership unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the FMW Loan Agreement. In addition, Paul A. Pittman, our Executive Chairman, President and Chief Executive Officer, and Jesse J. Hough, our

consultant, unconditionally agreed to jointly and severally guarantee $11,000,000 of the Operating Partnership’s obligations under the FMW Loan Agreement.  On February 24, 2015, we amended the FMW Loan Agreement to revise the financial covenants.  On March 6, 2016, we amended the FMW Loan Agreement to extend its maturity by three months, to June 4, 2016, with respect to $26,000,000 of the currently outstanding principal.

Under the FMW Loan Agreement, we are subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum leverage ratio of 0.60 to 1.00 and a minimum fixed charge coverage ratio of 1.5 to 1.00.  Each covenant is measured annually as of December 31st of each year.  Additionally, we are required to maintain a minimum cash account balance of $500,000 during the term of the agreement.  We were in compliance with all applicable covenants at December 31, 2015.

Farmer Mac Facility

We are party to the Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015 and subsequently amended (the “Bond Purchase Agreement”), with Farmer Mac and the Purchaser, regarding a secured bond purchase facility that as of December 31, 2015 has a maximum borrowing capacity of $165 million. Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Farmer Mac Facility includes a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00, beginning after the second quarter of 2015; and a minimum tangible net worth. We were in compliance with all applicable covenants at December 31, 2015. On August 3, 2015, we amended the Bond Purchase Agreement in order to calculate the fixed charge coverage ratio using our Adjusted EBITDA (as defined in the Bond Purchase Agreement) rather than our EBITDA (as defined in the Bond Purchase Agreement).

In connection with the Bond Purchase Agreement, we and the Operating Partnership are also party to the Amended and Restated Pledge and Security agreement, dated as of March 1, 2015 (the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which we and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bond held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, we agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.  As of December 31, 2015, we had $160,575,000 outstanding under the Farmer Mac Facility.

Term Loan Agreement

On February 29, 2016, the Bridge Borrower entered into the Bridge Loan Agreement with the Bridge Lender that provides for a loan of $53.0 million, the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016. The Company is currently in negotiations with certain lenders to provide long-term secured debt financing to repay the Bridge Loan at or prior to its maturity, but the Company can provide no assurances that it will be able to enter into such financing on favorable terms or at all.

The Bridge Loan matures on April 29, 2016, subject to three one-month extensions at the Bridge Borrower’s option, and is secured by first lien mortgages on the Forsythe farms. Interest on the Bridge Loan is payable in cash monthly and accrues at a rate of LIBOR plus 3.00% per annum. In addition, under the Bridge Loan Agreement, the Bridge Borrower paid an origination fee of 4.00% of the loan amount and is required to pay an extension fee of 1.00% of the loan amount for each one-month extension and a default fee of 2.00% of the loan amount if the Bridge Loan is not repaid at maturity. The Bridge Borrower may prepay the Bridge Loan, subject to paying the Lender any LIBOR brokerage costs.

In connection with the Term Loan, on February 29, 2016, the Company and the Operating Partnership entered into a guaranty (the “Guaranty”) whereby the Company and the Operating Partnership jointly and severally agreed unconditionally to guarantee all of the Bridge Borrower’s obligations under the Bridge Loan.

The Bridge Loan Agreement contains a number of customary affirmative and negative covenants, including: (i) the use of proceeds of the Bridge Loan must be used in connection with the acquisition of the Forsythe farms and (ii) the Bridge Borrower is generally restricted from incurring any additional indebtedness.

The Guaranty contains a number of customary affirmative and negative covenants, as well as financial covenants, including: (i) a maximum leverage ratio of not more than 60%; (ii) a minimum fixed charge coverage ratio of 1.50 to 1.00 as of the end of any fiscal quarter; (iii) a minimum tangible net worth; (iv) a general restriction on incurring additional indebtedness subject to certain exceptions, including indebtedness for property acquisitions of up to $6.0 million; (v) a restriction on investments in excess of $10.0 million in the aggregate without the prior written consent of the Lender subject to certain limited exceptions; and (vi) a restriction on modifying terms of the Preferred Units (as defined below).

The Bridge Loan Agreement includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the Company and the Operating Partnership, the occurrence of any of which, after any applicable cure period, would permit the Bridge Lender, among other things, to accelerate payment of all amounts outstanding under the Bridge Loan and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Forsythe farms.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	For the year ended December 31,
	2015	2014	2013

Net cash provided by operating activities	$7,694,771	$1,782,581	$23,619
Net cash used in investing activities	$(119,690,651)	$(126,296,311)	$(1,649,415)
Net cash provided by financing activities	$101,774,010	$158,232,091	$1,600,646

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

As of December 31, 2015, we had $23,514,296 of cash and cash equivalents compared to $33,736,166 at December 31, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $5,912,190, primarily as a result of the following:

•	Receipt of $16,353,157 in cash rents for the twelve months ended December 31, 2015, as compared to receiving $5,310,267 in cash rents in the same period of 2014;
•	Increase of $923,975 in employee compensation paid;
•	Increase of $601,251 on property other taxes;
•	Additional operating costs of $704,682 directly related to being a public company; and
•	An increase in cash paid for interest of $2,949,027 due to an increase in average outstanding indebtedness of approximately $115,500,000, year-to-year.

Cash Flows from Investing Activities

Net cash used for investing activities decreased $6,605,660 primarily as a result of the following:

•	Completing 26 acquisitions in 2015 for aggregate cash consideration of $109,309,474, as compared to $126,250,011 in aggregate cash consideration for 29 acquisitions in 2014;
•	Investment of $7,574,180 for real estate improvements during the year ended December 31, 2015, as compared to $46,300 in 2014; and
•	Funding of $2,830,000 in notes receivable, which was offset by $23,003 of net origination fees received.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $56,458,081 primarily as a result of the following:

•	Borrowings from mortgage notes payable of $82,475,000 during the twelve months ended December 31, 2015, as compared to borrowings of $81,100,000 in the twelve months ended December 31, 2014;
•	Debt prepayments of $3,078,000 on the First Midwest bank debt during 2015, as compared to $11,279,137 in 2014;
•	Other contractual debt payments of $6,050,300 made in 2015, compared to $1,032,100 in contractual debt payments made during 2014;
•	Proceeds from an equity offering of $35,112,000 during 2015, compared to total proceeds of $93,620,980 from an initial public offering and subsequent equity offering during 2014;
•	Dividend and distribution payments of $5,944,130 to common stockholders and OP unitholders made in 2015, compared to dividends payments and net distributions to members of $2,713,376 during 2014; and
•	Payments of $780,917 in offering costs made during 2015, as compared to $2,255,090 in payments during 2014;
•	Payments of $238,711 in financing fees made during 2015, as compared to $369,528 in payments during 2014;
•	Receipt of $300,000 of refund related to certain of our mortgage notes payable during 2015; and
•	Repurchase and retire of $20,932 of common stock during 2015.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

As of December 31, 2014, we had $33,736,166 of cash and cash equivalents compared to $17,805 at December 31, 2013.

Cash Flows from Operating Activities

Net cash provided by operating activities increased approximately $1,758,962, primarily as a result of the following:

•

Receipt of $5,310,267 in cash rents for the year ended December 31, 2014, of which $1,364,737 was included in deferred revenue at year end, as compared to $1,899,192 in cash rents for the year ended December 31, 2013;

•	Increase in costs as a result of becoming a public company of $839,691;
•	Increase in acquisition and due diligence costs of $193,039;
•	Increase in employee compensation paid of $648,000;
•	Cash received from the sale of an easements and right of way totaling $144,020 made in 2014;
•	Increased payments of $82,000 to acquire other operating assets, primarily prepaid insurance and other annual public company costs; and
•

Decrease in cash paid for interest of $368,405, during the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of the timing of interest payments on the current indebtedness and the payoff of $12,300,000 of outstanding indebtedness in 2014.

Cash Flows from Investing Activities

Net cash used for investing activities increased approximately $124,646,896 as compared to the year ended December 31, 2013, primarily as a result of the following:

•	Acquiring 49 farms in 2014 for aggregate consideration of $126,250,000.

Cash Flows from Financing Activities

Net cash provided by financing activities increased approximately $156,631,445 primarily as a result of the following:

•	$48,000,000 of net proceeds from the IPO, which was completed on April 16, 2014;
•	$43,300,000 of net proceeds from the Follow-on Offering, which was completed on July 30, 2014;
•	Repayment of $12,311,237 in outstanding debt;
•

As a result of the completion of the formation transactions, the Company had a reduction in net distributions to non-controlling interest in operating partnership or net distributions to members of $5,181,212; and

•	Issuance five bonds totaling $81,100,100 under the Farmer Mac Facility.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Principal Payments of
Long-Term Indebtedness	$31,750,000	$81,100,000	$48,300,000	$26,075,000	$187,225,000
Interest Payments on
Fixed-Rate Long-Term Indebtedness	4,609,239	6,915,044	4,207,470	4,159,969	19,891,722
Variable-Rate Long-Term Indebtedness	171,465	-	-	-	171,465
Commitment on Mortgage Note Receivable	200,000	-	-	-	200,000
Lease Payments	121,560	249,141	74,073	-	444,774
Total	$36,852,264	$88,264,185	$52,581,543	$30,234,969	$207,932,961

In addition, on February 29, 2016, we closed on the $53,000,000 Bridge Loan, which has a maturity date of April 29, 2016, with three one-month extension options, subject to the payment of a 1% extension fee at each extension.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

•

Indirect offering costs.  Indirect offering costs are fees for services incurred by the Company to grow and maintain an active institutional investor presence.  As we continue to acquire more farms and farmland, our ability to access capital through the equity markets will remain a critical component of our growth strategy.  As of September 30, 2015, we began excluding indirect offering costs from AFFO as we believe it improves comparability of our results over each reporting period and of our company with other real estate operators. There were no indirect offering costs in periods prior to the quarter ended September 30, 2015.
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

•

Fully diluted shares of common stock.  In accordance with GAAP, shares of common stock used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes shares of common stock, OP units and unvested restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company.

In connection with the issuance of the Preferred Units, beginning in the first quarter of 2016, we intend to further adjust FFO to reflect the fact that, until the holders of the Preferred Units convert their Preferred Units to common OP units, which may occur on or after March 2, 2026, their impact on the our cash flow will be fixed and certain, while their impact on shares outstanding will be uncertain. Therefore, we intend to adjust FFO by subtracting the amount of dividends payable on the Preferred Units, and exclude the Preferred Units in the calculation of common shares fully diluted.

The following table sets forth a reconciliation of Net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the year ended December 31,
	2015	2014	2013

Net income (loss)	$1,688,718	$(671,297)	$34,172
Depreciation and depletion	893,309	328,576	148,547
FFO	2,582,027	(342,721)	182,719

Crop year adjusted revenue	1,769,887	566,760	—
Stock based compensation	941,802	680,540	—
Indirect equity offering costs	34,000	—	—
Real estate acquisition related audit fees	233,600	185,000	—
Real estate related acquisition and due diligence costs	259,978	193,296	257
AFFO	$5,821,294	$1,282,875	$182,976

AFFO per diluted weighted average share data:

AFFO weighted average common shares	13,060,278	5,797,110

Net income (loss) available to common stockholders	$0.08	$(0.15)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.05	0.03
Depreciation and depletion	0.07	0.06
Crop year adjusted revenue	0.14	0.10
Stock based compensation	0.07	0.12
Indirect equity offering costs	—	—
Real estate acquisition related audit fees	0.02	0.03
Real estate related acquisition and due diligence costs	0.02	0.03
AFFO per diluted weighted average share	$0.45	$0.22

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the year ended December 31,
	2015	2014

Basic weighted average shares outstanding	9,618,714	4,264,906
Weighted average OP units on an as if converted basis	2,762,924	1,380,151
Weighted average unvested restricted stock	165,354	152,053
Weighted average redeemable non-controlling interest	513,286	—
AFFO weighted average common shares	13,060,278	5,797,110

As of December 31, 2015 and 2014 we had 16,155,971 and 9,676,755 shares of common stock outstanding on a fully diluted basis, respectively.

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

We further adjust EBITDA for certain additional items such as crop year adjusted revenue, stock based compensation, indirect equity offering costs, real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments see AFFO adjustments discussed above) that we consider necessary to understand our operating performance. We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

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

The following table sets forth a reconciliation of our net income (loss) to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the year ended December 31,
	2015	2014	2013

Net income (loss)	$1,688,718	$(671,297)	$34,172
Interest expense	4,616,434	1,372,162	1,342,294
Income tax expense	9,951	—	—
Depreciation and depletion	893,309	328,576	148,547
EBITDA	$7,208,412	$1,029,441	$1,525,013

Crop year adjusted revenue	1,769,887	566,760	—
Stock based compensation	941,802	680,540	—
Indirect equity offering costs	34,000	—	—
Real estate acquisition related audit fees	233,600	185,000	—
Real estate related acquisition and due diligence costs	259,978	193,296	257
Adjusted EBITDA	$10,447,679	$2,655,037	$1,525,270

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

Seasonality

Because the leases for a majority of the properties in our portfolio require payment of at least 50% of the annual rent in advance of each spring planting season, we receive a significant portion of our cash rental payments in the first calendar quarter of each year, although we recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.

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

At December 31, 2015,  $31,750,000, or 17%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $317,000 per year. At December 31, 2015, LIBOR was approximately 43 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would not be materially impacted.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

Item 11. Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

Item 14. Principal Accountant Fees and Services.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-40.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-37 through F-40:

Schedule III—Combined Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 77, 78 and 79 of this report, which is incorporated by reference herein.

Exhibit Index

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

10.2†	Farmland Partners Inc. Amended and Restated 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed on May 5, 2015)
10.3†	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
10.4†	Form of Restricted Stock Award Agreement for Directors. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
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

10.9*	Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto.
10.10

Tax Protection Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.11

Representation, Warranty and Indemnity Agreement by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Paul A. Pittman and Jesse J. Hough. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.12

Merger Agreement by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Pittman Hough Farms LLC and FP Land LLC. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.13

Right of First Offer Agreement by and between Farmland Partners Operating Partnership, LP and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.14

Right of First Offer Agreement by and between Farmland Partners Operating Partnership, LP and Paul A. Pittman. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.15

Form of Lease Agreement by and between Farmland Partners Inc. and Astoria Farms / Hough Farms. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014)

10.16

Registration Rights Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.17

Amended and Restated Business Loan Agreement, dated April 16, 2014, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.18

Contract to Buy and Sell Real Estate, dated April 16, 2014, by and between Farmland Partners Inc. and Darren Erker and Jessica Erker. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11/A filed on July 22, 2014)

10.19

Contract Amendment Agreement, dated May 7, 2014, by and between Farmland Partners Inc. and Darren Erker and Jessica Erker. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11/A filed on July 22, 2014)

10.20

Stock Purchase Agreement, dated May 29, 2014, by and between Farmland Partners, Inc. and Benedict Hudye and Gregory Hudye. (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11/A filed on July 22, 2014)

10.21

Amendment to Stock Purchase Agreement, dated June 11, 2014, by and between Farmland Partners, Inc. and Benedict Hudye and Gregory Hudye. (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11/A filed on July 22, 2014)

10.22

Bond Purchase Agreement, dated as of August 22, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2014)

10.23

Amended and Restated Pledge and Security Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.24

Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.25

Amendment No. 1 to the Amended and Restated Bond Purchase Agreement, dated as of June 2, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.26*	Amendment No. 2 to the Amended and Restated Bond Purchase Agreement, dated as of August 3, 2015.
10.27

Real Estate Purchase Agreement by and among James C. Justice Companies, Inc., Ten Mile Bay, LLC and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of November 13, 2014.  (Incorporated by reference to Exhibit 10.26 to the Company’s 2014 Annual Report on form 10-K filed on March 3, 2015)

10.28

Amendment to Real Estate Purchase Agreement by and among James C. Justice Companies, Inc., Ten Mile Bay, LLC and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of December 18, 2014.  (Incorporated by reference to Exhibit 10.27 to the Company’s 2014 Annual Report on form 10-K filed on March 3, 2015)

10.29

Real Estate Purchase Agreement by and among Vendome Farming Corp and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of September 19, 2014.  (Incorporated by reference to Exhibit 10.28 to the Company’s 2014 Annual Report on form 10-K filed on March 3, 2015)

10.30

First Amendment, dated February 24, 2015, to the Amended and Restated Business Loan Agreement, dated April 16, 2014, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2015)

10.31

Real Estate Purchase Agreement, dated March 23, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and a subsidiary thereto, James C. Justice Companies, Inc., Justice Farms of North Carolina, LLC and Alabama Carbon LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.32

First Amendment to Real Estate Purchase Agreement, dated April 24, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and a subsidiary thereto, James C. Justice Companies, Inc., Justice Farms of North Carolina, LLC, Alabama Carbon LLC and James C. Justice III. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.33†

First Amendment, dated April 16, 2015, to the Consulting Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.34

Second Amendment, dated June 30, 2015, to the Consulting Agreement dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2015)

10.35

Contribution Agreement, dated as of November 9, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Illinois I LLC, and FPI Illinois II, LLC and Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 11, 2015)

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

Date: March 15, 2016	FARMLAND PARTNERS INC.

	By:	/s/ Paul A. Pittman
Paul A. Pittman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman, President and Chief Executive Officer (principal executive officer)	March 15, 2016
Paul A. Pittman

/s/ Luca Fabbri	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2016
Luca Fabbri

/s/ Jay Bartels	Director	March 15, 2016
Jay Bartels

/s/ Chris A. Downey	Director	March 15, 2016
Chris A. Downey

/s/ Joseph W. Glauber	Director	March 15, 2016
Joseph W. Glauber

/s/ Darell D. Sarff	Director	March 15, 2016
Darell D. Sarff

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2015

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Farmland Partners Inc.

In our opinion, the combined consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Farmland Partners Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 15, 2016

Farmland Partners Inc.

Combined Consolidated Balance Sheets

as of December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS
Land, at cost	$290,827,559	$152,294,899
Grain facilities	4,830,059	2,650,607
Groundwater	6,332,784	5,004,942
Irrigation improvements	11,909,097	5,188,459
Drainage improvements	1,640,999	783,475
Permanent plantings	1,168,493	—
Other	912,889	570,574
Construction in progress	286,488	—
Real estate, at cost	317,908,368	166,492,956
Less accumulated depreciation	(1,670,530)	(777,469)
Total real estate, net	316,237,838	165,715,487
Deposits	764,695	419,548
Cash	23,514,296	33,736,166
Notes and interest receivable, net	2,811,566	—
Deferred offering costs	267,253	—
Accounts receivable, net	703,269	336,919
Accounts receivable, related party	—	182,763
Inventory	248,597	—
Other	406,771	267,431
TOTAL ASSETS	$344,954,285	$200,658,314

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$187,074,041	$113,513,407
Dividends payable	2,059,886	1,122,504
Accrued interest	681,494	238,933
Accrued property taxes	764,542	241,221
Deferred revenue (See Note 2)	4,853,837	1,364,737
Accrued expenses	1,292,430	651,672
Total liabilities	196,726,230	117,132,474

Commitments and contingencies (See Note 6 and Note 8)

Redeemable non-controlling interest in operating partnership	9,694,453	—

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 11,978,675 shares issued and outstanding at December 31, 2015, and 7,731,755 shares issued and outstanding at December 31, 2014	117,634	75,175
Additional paid in capital	114,783,088	68,980,437
Retained earnings (deficit)	659,022	(568,192)
Cumulative dividends	(7,188,295)	(2,130,218)
Non-controlling interests in operating partnership	30,162,153	17,168,638
Total equity	138,533,602	83,525,840
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND EQUITY	$344,954,285	$200,658,314

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

	For the Years Ended December 31,
	2015	2014	2013
OPERATING REVENUES:
Rental income (See Note 2)	$13,547,681	$3,970,461	$2,350,025
Tenant reimbursements	135,297	247,664	—
Other revenue	73,169	—	—
Total operating revenues	13,756,147	4,218,125	2,350,025

OPERATING EXPENSES
Depreciation and depletion	893,309	328,576	148,547
Property operating expenses	1,103,658	248,643	37,535
Acquisition and due diligence costs	259,978	193,296	257
General and administrative expenses	4,192,125	2,275,426	155,126
Legal and accounting	1,090,340	615,339	632,094
Total operating expenses	7,539,410	3,661,280	973,559
OPERATING INCOME	6,216,737	556,845	1,376,466

OTHER (INCOME) EXPENSE:
Other income	(98,366)	(144,020)	—
Interest expense	4,616,434	1,372,162	1,342,294
Total other expense	4,518,068	1,228,142	1,342,294

Net income (loss) before income tax expense	1,698,669	(671,297)	34,172

State income tax expense	9,951	—	—

NET INCOME (LOSS)	1,688,718	(671,297)	34,172

Net (income) loss attributable to non-controlling interest in operating partnership	(359,643)	103,105	—
Net income attributable to redeemable non-controlling interest in operating partnership	(101,861)	—	—

Net income (loss) attributable to the Company	$1,227,214	$(568,192)	$34,172

Nonforfeitable distributions allocated to unvested restricted shares	(80,422)	(69,856)	—
Distributions on redeemable non-controlling interests in operating partnership	(338,024)	—	—

Net income (loss) available to common stockholders of Farmland Partners Inc.	$808,768	$(638,048)	$34,172

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.08	$(0.15)
Diluted net income (loss) available to common stockholders	$0.08	$(0.15)
Basic weighted average common shares outstanding	9,618,714	4,264,906
Diluted weighted average common shares outstanding	9,628,651	4,264,906

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Equity

For the years ended December 31, 2015, 2014 and 2013

	Stockholders’ Equity
	Common Stock						Non‑controlling
			Additional				Interest in
			Paid-in	Retained	Cumulative	Members’	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Deficit	Partnership	Equity
Balance at December 31, 2012	—	$—	$—	$—	$—	$333,368	$—	$333,368

Net income	—	—	—	—	—	34,172	—	34,172
Contributions	—	—	—	—	—	1,673,450	—	1,673,450
Distributions	—	—	—	—	—	(6,764,912)	—	(6,764,912)
Issuance of Original Shares	1,000	10	990	—	—	—	—	1,000

Balance at December 31, 2013	1,000	10	990	—	—	(4,723,922)	—	(4,722,922)

Net loss	—	—	—	(568,192)	—	—	(103,105)	(671,297)
Contributions	—	—	—	—	—	1,178,107	—	1,178,107
Distributions	—	—	—	—	—	(16,765)	(1,071,592)	(1,088,357)
Distribution of accounts receivable	—	—	—	—	—	(450,833)	—	(450,833)
Exchange of members’ deficit for OP units	—	—	—	—	—	4,013,413	(4,013,413)	—
Proceeds from initial public offering, net of offering costs of $1,451,153 and underwriters discount of $3,724,000	3,800,000	38,000	47,986,847	—	—	—	—	48,024,847
Proceeds from underwritten public offering, net of offering costs of $803,937 and underwriters discount of $2,323,420	3,717,472	37,175	43,303,868	—	—	—	—	43,341,043
Grant of unvested restricted stock	214,283	—	—	—	—	—	—	—
Stock based compensation	—	—	680,540	—	—	—	—	680,540
Dividends accrued or paid	—	—	—	—	(2,130,218)	—	(634,070)	(2,764,288)
Redemption of initial shares	(1,000)	(10)	(990)	—	—	—	—	(1,000)
Adjustament to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(22,990,818)	—	—	—	22,990,818	—

Balance at December 31, 2014	7,731,755	75,175	68,980,437	(568,192)	(2,130,218)	—	17,168,638	83,525,840

Net income	—	—	—	1,227,214	—	—	359,643	1,586,857
Proceeds from underwritten public offering, net of offering costs of $525,689 and underwriting discount of $1,848,000	3,360,000	33,600	34,552,711	—	—	—	—	34,586,311
Share repurchase and retirement	(2,130)	(21)	(20,911)	—	—	—	—	(20,932)
Grant of unvested restricted stock	9,383	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(8,312)	—	(15,690)	—	—	—	—	(15,690)
Stock based compensation	—	—	957,492	—	—	—	—	957,492
Dividends accrued or paid	—	—	—	—	(5,058,077)	—	(1,485,411)	(6,543,488)
Issuance of stock as consideration in real estate acquisitions	887,979	8,880	9,747,509	—	—	—	—	9,756,389
Issuance of OP units as consideration in real estate acquisitions	—	—	—	—	—	—	14,936,987	14,936,987
Adjustment to arrive at redemption value of redeemable non-controlling interest in Operating Partnership	—	—	(236,164)	—	—	—	—	(236,164)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	817,704	—	—	—	(817,704)	—
Balance at December 31, 2015	11,978,675	$117,634	$114,783,088	$659,022	$(7,188,295)	$—	$30,162,153	$138,533,602

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,688,718	$(671,297)	$34,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	893,309	328,576	148,547
Amortization of discounts/premiums on debt	155,145	138,369	57,976
Amortization of net origination fees related to notes receivable	(12,350)	—	—
Amortization of below market leases	(186,512)	—	—
Stock based compensation	941,802	680,540	—
Loss on disposition of assets	1,987	7,419	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(76,687)	(458,934)	(463,700)
Decrease in interest receivable	7,781	—	—
Increase in other assets	(41,413)	(82,431)	—
Increase in inventory	(248,597)	—	—
Increase (decrease) in accrued interest payable	442,561	160,330	(154,795)
Increase in accrued expenses	207,526	101,927	549,745
Increase in deferred revenue	3,446,015	1,364,737	—
Increase (decrease) in accrued property taxes	475,486	213,345	(148,326)
Net cash provided by operating activities	7,694,771	1,782,581	23,619
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(109,309,474)	(126,250,011)	(1,147,188)
Real estate improvements	(7,574,180)	(46,300)	(502,227)
Issuance of notes receivable	(2,830,000)	—	—
Origination fees on notes receivable	49,800	—	—
Payment of direct costs related to note receivable	(26,797)	—	—
Net cash used in investing activities	(119,690,651)	(126,296,311)	(1,649,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	82,475,000	81,100,000	13,736,041
Repayments on mortgage notes payable	(9,128,300)	(12,311,237)	(6,869,535)
Proceeds from initial public offering	—	49,476,000	—
Proceeds from underwritten public offering	35,112,000	44,144,980	—
Common stock repurchased	(20,932)	—	—
Payment of offering costs	(780,917)	(2,255,090)	—
Payment of debt issuance costs	(238,711)	(369,528)	(175,398)
Proceeds from issuance of common stock	—	—	1,000
Redemption of common stock	—	(1,000)	—
Dividends on common stock	(4,427,680)	(1,641,784)	—
Refund of outstanding debt	300,000	—	—
Contributions from member	—	1,178,107	1,673,450
Distributions to member	—	(16,765)	(6,764,912)
Distributions to non-controlling interest in operating partnership	(1,516,450)	(1,071,592)	—
Net cash provided by financing activities	101,774,010	158,232,091	1,600,646
NET (DECREASE) INCREASE IN CASH	(10,221,870)	33,718,361	(25,150)
CASH, BEGINNING OF PERIOD	33,736,166	17,805	42,955
CASH, END OF PERIOD	$23,514,296	$33,736,166	$17,805
Cash paid during period for interest	$4,019,735	$1,070,708	$1,439,113
Cash paid during period for taxes	$9,951	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of deferred offering costs to equity, offset by deferred costs included in accrued expenses related to offering	—	$699,013	—
Dividends payable	$2,059,886	$1,122,504	—
Distribution of accounts receivable to Pittman Hough Farms	—	$(450,833)	—
Seller carry notes	—	$2,024,300	—
Additions to real estate improvements included in accrued expenses	$429,243	—	—
Financing fees included in accrued expenses	$2,500	—	—
Issuance of equity and contributions from redeemable non-controlling interests and
non-controlling interest in operating partnership in conjunction with acquisitions	$34,387,828	—	—
Below market lease acquisitions	$229,597	—	—
Other assets acquired in business combination	$109,952	—	—
Real estate acquisition costs included in accrued expenses	$1,489	—	—
Cash acquired in business combination	—	$1,000	—
Accounts receivable acquired in acquisitions	$106,900	$47,881	—
Property tax liability assumed in acquisitions	$47,833	$27,876	—

See accompanying notes

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of December 31, 2015, the Company owned a portfolio of 130 farms, as well as eight grain storage facilities, which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2015, the Company owned 74.1% of the common units of limited partnership interest in the Operating Partnership (“OP units”) (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding OP units).

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

The Company elected  to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide purchasing services to the Company’s tenants and also to operate a small scale custom farming business on 641 acres of farmland owned by the Company and located in Nebraska.

For the years ended December 31, 2015 and 2014 the Company refers to number of farms and number of acres which are unaudited in this report.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Upon completion of the IPO and the related formation transactions, the Company succeeded to the operations of FP Land. FP Land was an entity under the common control of Mr. Pittman and was organized to hold the equity interests of PH Farms LLC, an Illinois limited liability company, and Cottonwood Valley Land, LLC, a Nebraska limited liability company, both of which are engaged in the ownership of farmland and property related to farming in agricultural markets in Illinois, Nebraska and Colorado. These financial statements retroactively reflect the consolidated equity ownership structure of the Company and the formation transactions. The formation transactions were accounted for at historical cost due to the existence of common control.

The Company’s financial condition as of December 31, 2015 and 2014, and the results of operations for the year ended December 31, 2015, reflect the financial condition and results of operations of the Company. Due to the timing of

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

the IPO and the formation transactions, the results of operations for the year ended December 31, 2014 reflect the results of operations of FP Land combined with the Company for the period prior to April 16, 2014, and the Company’s consolidated results for the period from April 16, 2014 through December 31, 2014. The Company’s results of operations for the year ended December 31, 2013 reflects the results of operations of FP Land.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When the Company acquires farmland that was previously operated as a rental property, the Company evaluates whether a lease is in place or a crop is being produced at the time of closing of the acquisition. If a lease is in place or a crop is being produced, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations, as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as an asset acquisitions with the transaction costs incurred capitalized to the assets acquired. When the Company acquires farmland in a sale-lease back transaction, the Company accounts for the transaction as an asset acquisition.

Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines, and perennial crops), and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets of acquired real estate by valuing the land as if it were unimproved. The Company values improvements, including permanent plantings and grain facilities, at replacement cost as new, adjusted for depreciation.

Management’s estimates of land value are made using a comparable sales analysis. Factors considered by management in its analysis of land value include soil types and water availability and the sales prices of comparable farms. Management’s estimates of groundwater value are made using historical information obtained regarding the applicable aquifer.  Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource.  If the aquifer is a replenishing resource, no value is allocated to the groundwater.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was assumed.

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying combined consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of December 31, 2015, the aggregate gross amount of below market leases was $229,597 with amortization for 2015 and the total accumulated amortization amounting to $186,512. There were no below market leases or related amortization recorded during the years ended December 31, 2014 and 2013, and no above market leases in the years ended December 31, 2015, 2014 and 2013.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

As of December 31, 2015 and 2014, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition.  If the asset acquisition is abandoned, the capitalized asset acquisition costs will be expensed to acquisition and due diligence costs in the period of abandonment.

Total consideration for acquisitions may include a combination of cash and equity securities.  When equity securities are issued, we determine the fair value of the equity securities issued based on the number of shares of common stock, and OP units, issued multiplied by the stock price on the date of closing in the case of common stock and OP units and by liquidation preference in the case of preferred units.

Using information available at the time of acquisition, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities.  During the measurement period, which may be up to one year from the acquisition date, the Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

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

The Company expenses costs of repairs and maintenance at the time such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

	Years

Grain facilities	10	-	40
Irrigation improvements	2	-	40
Drainage improvements	27	-	65
Groundwater	3	-	50
Permanent plantings			23
Other	5	-	40

The Company periodically evaluates the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

When a sale occurs, the Company recognizes the associated gain when all consideration has been transferred, the sale has closed and there is no material continuing involvement. If a sale is expected to generate a loss, the Company first assesses it through the impairment evaluation process—see ‘‘Impairment of Real Estate Assets’’ below.

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

Cash

The Company’s cash at December 31, 2015 and 2014 was held in the custody of two and three financial institutions, respectively, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

       Costs incurred by the Company or its predecessor in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the year ended December 31, 2015, $241,211 in costs were incurred in conjunction with the issuance of five bonds under the Farmer Mac Facility (as defined below).  During the year ended December 31, 2014, $135,340 and $234,188 in costs were capitalized in conjunction with the modification of the First Midwest Bank debt on April 16, 2014 and the issuance of five bonds under the Farmer Mac Facility, respectively. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $212,834 and $138,369 for the years ended December 31, 2015 and 2014, respectively.  The Company wrote off $12,300 and $26,929 to amortization expense, in debt issuance costs in conjunction with the early repayment of debt during the year ended December 31, 2015 and 2014, respectively.  Accumulated amortization of deferred financing fees was $310,274 and $97,439 as of December 31, 2015 and 2014, respectively.

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

       Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each statement of financial position date. As of December 31, 2015, the Company had issued two notes under the FPI Loan Program (as described below) and have designated each of the notes receivable as held-to-maturity based on the Company’s positive intent and ability to hold the security until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our combined consolidated statements of operations. See “Note 6—Notes Receivable.”

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Allowance for Note and Interest Receivable

      A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off.  As of December 31, 2015, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest.   There were no notes receivable that were past due at December 31, 2015.

Deferred Offering Costs

       Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of the offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs. The Company incurred $792,942 and 0 in offering costs during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had $267,253 and $0, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or actual offerings of securities.

Accounts Receivable

      Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $78,186 and $0 as of December 31, 2015 and 2014, respectively.

Inventory

The costs of growing crop are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in our combined consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year. Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Inventory consisted of the following:

December 31, 2015
Harvested crop	$242,511
Fertilizer and pesticides	6,086
$248,597

     There was no inventory at December 31, 2014.

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a straight-line basis over the lease term, including renewal options in the case of bargain renewal options. Deferred revenue includes the cumulative difference between the rental revenue recorded on a straight-line basis and the cash rent received from tenants in accordance with the lease terms. Acquired below market leases are included in deferred revenue on the accompanying combined consolidated balance sheets, which are amortized into rental income over the life of the respective leases, plus the terms of the below market renewal options, if any.

Leases in place as of December 31, 2015 had terms ranging from one to five years.  As of December 31, 2015, the Company had 17 leases with renewal options and one leases with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds, a percentage of harvested crops, or a fixed crop quantity at a fixed price. As of December 31, 2015, a majority of such leases provided for a rent payment determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds is recognized upon notification from the grain facility that grain has been delivered in the Company’s name or when the tenant has notified the Company of the total amount of gross farm proceeds.

Certain of the Company’s leases provide for minimum cash rent plus a bonus based on gross farm proceeds. Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent. Bonus rent is recognized upon notification from the tenant of the gross farm proceeds for the year.

Tenant reimbursements include reimbursements for real estate taxes that each tenant pays in accordance with the terms of its lease. When leases require that the tenant reimburse the Company for property taxes paid by the Company, the reimbursement is reflected as tenant reimbursement revenue on the statements of operations, as earned, and the related property tax as property operating expense, as incurred. When a lease requires that the tenant pay the taxing authority directly, the Company does not incur this cost.  If and when it becomes probable that a tenant will not be able to bear the property-related costs, the Company will accrue the estimated expense.

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

      The Company recognizes interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

method, which approximates the effective interest method, as an adjustment to interest income which is included in operating revenues as a component of other revenue in the Company’s Combined Consolidated Statements of Operations for the years ended December 31, 2015 and 2014.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company incurred state income tax expense totaling $9,951 for the year ended December 31, 2015, with no income tax expense for the years ended December 31, 2014 and 2013.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was no taxable income from the TRS for the year ended December 31, 2015, and at December 31, 2015, the Company did not have any deferred tax assets or liabilities.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At December 31, 2015, the Company did not identify any uncertain tax positions.

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

Derivatives and Hedge Accounting

      The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements. All contracts entered into during the year ended December 31, 2015 met the criteria to be exempt from derivative accounting and have been designated as normal purchase and sales exceptions for hedge accounting.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares (“participating securities” as defined in “Note 9—Stockholders’ Equity and non-controlling Interests”).  Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that OP units are redeemed for shares of common stock of the Company.  No adjustment is made for shares that are anti-dilutive during a period.

Non-controlling Interests

The Company’s non-controlling interests are interests in the Operating Partnership not owned by the Company. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are contingently redeemable solely for cash (unless stockholder approval is obtained to redeem for shares of common stock) one year after issuance or deemed probable to eventually become redeemable and which have redemption features outside of its control, as redeemable non-controlling interests in the mezzanine section of the combined consolidated balance sheets. The Company has elected to accrete the change in redemption value subsequent to issuance and during the respective 12-month holding period, after which point the units will be marked to redemption value at each reporting period. The majority of the Company’s non-controlling interests, which are redeemable for cash or shares of the Company’s common stock at the Company’s option, are reported in the equity section of the Company’s combined consolidated balance sheets. The amounts reported for non-controlling interests on the Company’s combined consolidated statements of operations represent the portion of income or losses not attributable to the Company.

Stock Based Compensation

      From time to time, the Company may award non-vested shares under the Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”).  The shares issued to officers employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statements of operations.  As a result of changes in the fair value of the unvested shares, the Company recorded increases in stock based compensation of $12,596 and $40,723 for the years ended December 31, 2015 and 2014, respectively.  There was no impact in 2013 for stock based compensation as the Plan was not in place.

New or Revised Accounting Standards

The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Under this revised

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

guidance, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, will be presented as discontinued operations. The standard requires prospective application and became effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The early adoption provision excludes components of an entity that were sold or classified as held for sale prior to the adoption of the standard.  The Company elected to early adopt this standard effective January 1, 2014. Because there were no dispositions for the year ended December 31, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of operations or financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2017, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company does not believe this ASU will have a material impact on its financial position, results of operations or cash flows.

In February 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company intends to adopt this pronouncement during the three months ending March 31, 2016, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company elected to early adopt the provisions of ASU 2015-03. The Company had unamortized deferred financing fees of $380,970 and $364,893 as of December 31, 2015 and 2014, respectively. These costs have been reclassified from deferred financing fees to mortgage notes and bonds payable, net. All periods presented have been retroactively adjusted.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

The following table summarizes the retroactive adjustment and the overall impact on the previously reported combined consolidated financial statements:

	December 31, 2014
	As previously reported	Retroactive Application

Deferred finance fees, net	$364,893	$—
Mortgage notes and bonds payable, net	$113,878,300	$113,513,407

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) ("ASU 2015-11"). The amendments require that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated sales price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

       In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-15 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted.  The Company has assessed the impact of ASU 2015-15 and it does not have a material effect on the Company’s combined consolidated financial statements or financial covenants.  The Company will be adopting ASU 2015-15 in the quarterly period ended March 31, 2016.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments(“ASU 2015-16”), pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company adopted the guidance effective for the quarterly period ended December 31, 2015.  In the fourth quarter of 2015 the Company had two purchase price allocation adjustments which resulted in a $42,578 decrease in land and a corresponding increase in other assets in addition to a $688 decrease in depreciation expense and accumulated depreciation.  The Company has several business combinations which are still within the measurement period and could result in adjustments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has an operating lease arrangement for which it is the lessee. ASC 842 supersedes the previous leases standard,

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

ASC 840 Leases.  The standard is effective on January 1, 2019, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance.

Note 2—Revenue Recognition

For the majority of its leases the Company receives at least 50% of the lease payment per year from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remainder of the lease payment due in the second half of the year. As such, the rental income received is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned. As of December 31, 2015 and 2014, the Company had $4,853,837, and $1,364,737, respectively, in deferred revenue. Unamortized below market leases as of December 31, 2015 were $43,085 and are included in deferred revenue, with no below market leases at December 31, 2014.

The following represents a summary of the cash rent received and rental income recognized during the three years ended December 31, 2015:

	Cash rent received			Rental income recognized
	For the year ended			For the year ended
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013

Leases in effect at the beginning of the year	$6,025,087	$2,634,525	$1,873,342	$7,257,962	$2,634,525	$2,324,175
Leases entered into during the year	10,328,070	2,675,742	25,850	6,289,719	1,335,936	25,850

	$16,353,157	$5,310,267	$1,899,192	$13,547,681	$3,970,461	$2,350,025

Future minimum lease payments from tenants under all non-cancelable leases in place as of December 31, 2015, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for each of the next five years as of December 31, 2015 are as follows:

Future rental
Year Ending December 31,	payments

2016	$15,739,561
2017	7,825,533
2018	4,259,999
2019	194,801
2020	81,936
$28,101,830

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2015, 2014 and 2013, the Company had certain tenant concentrations as presented in the table below.  Astoria Farms and Hough Farms are related parties (see ‘‘Note 4—Related Party Transactions’’).  If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.  The following is a summary of our significant tenants:

	Rental income recognized						Cash rent received
	For the year ended						For the year ended
	December 31,						December 31,
	2015		2014		2013		2015		2014		2013
Astoria Farms	$2,196,878	16.2%	$2,180,139	54.9%	$1,945,833	82.8%	$2,196,878	13.4%	$2,180,139	41.1%	$1,495,000	78.7%
Hough Farms	523,880	3.9%	294,700	7.4%	234,083	10.0%	528,824	3.2%	294,700	5.5%	234,083	12.3%
Justice Family Farms (1)	3,508,733	25.9%	—	—	—	—	6,755,672	41.3%	770,727	14.5%	—	—
Hudye Farms tenant A (2)	806,961	6.0%	418,914	10.6%	—	—	677,612	4.1%	677,612	12.8%	—	—
	$7,036,452	52.0%	$2,893,753	72.9%	$2,179,916	92.8%	$10,158,986	62.0%	$3,923,178	73.9%	$1,729,083	91.0%

(1)	The Justice farms were acquired in two separate transactions that closed on December 22, 2014 and June 2, 2015.
(2)	The Hudye farm was acquired on June 12, 2014.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2015, 2014 and 2013 and rental income recorded by the Company for the years then ended by location of the farm:

	Approximate % of total acres			Rental Income
	As of December 31,			For the year ended December 31,
Location of Farm	2015	2014	2013	2015	2014	2013

Colorado	27.3%	38.9%	13.1%	18.7%	26.8%	3.0%
North Carolina	14.9%	—	—	16.2%	—	—
Arkansas	14.0%	17.4%	—	10.1%	4.5%	—
South Carolina	13.4%	14.7%	—	15.1%	—	—
Illinois	8.1%	12.4%	78.5%	16.9%	56.6%	87.0%
Nebraska	7.9%	6.8%	8.4%	10.1%	7.4%	10.0%
Mississippi	5.8%	4.2%	—	6.0%	0.6%	—
Other	8.6%	5.6%	—	6.9%	4.1%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

See “Note 5—Real Estate” for related party acquisition of the Tomasek farm.

As of December 31, 2015 and 2014, 11% and 15%, respectively, of the acres in the Company’s farm portfolio were rented to and operated by Astoria Farms or Hough Farms, both of which were related parties.  Astoria Farms is a partnership in which Pittman Hough Farms LLC (“Pittman Hough Farms”), which was 75% owned by Mr. Pittman, had

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

a  33.34% interest. The balance of Astoria Farms was held by limited partnerships in which Mr. Pittman was the general partner. Hough Farms is a partnership in which Pittman Hough Farms had a 25% interest. Effective as of December 31, 2015, Mr. Pittman neither owns any direct or indirect interest in, nor has control of, Astoria Farms and Hough Farms. The aggregate rent recognized by the Company for these entities for the years ended December 31, 2015, 2014 and 2013 was $2,720,757,  $2,474,839 and $2,179,916, respectively. As of December 31, 2015 and 2014, the Company had accounts receivable from these entities of $0 and $182,763, respectively.

For the years ended December 31, 2015 and 2014, Pittman Hough Farms incurred $0 and $219,597, respectively, in professional fees on behalf of the Company.  These fees were reimbursed by the Company.  As of December 31, 2015 and 2014, the Company had no outstanding payables to Pittman Hough Farms.

American Agriculture Corporation (‘‘American Agriculture’’) is a Colorado corporation that was 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company.  Effective as of December 31, 2015, Mr. Pittman does not own any interest in American Agriculture. On April 16, 2014, the Company entered into a shared services agreement with American Agriculture pursuant to which the Company paid American Agriculture an annual fee of $175,000 in equal quarterly installments in exchange for administrative and accounting services. The agreement was terminated effective December 31, 2014, by mutual agreement of both parties. The Company incurred $123,958 in fees related to the shared services agreement during the year ended December 31, 2014, which are included in general and administrative expenses in the combined consolidated statements of operations.  The Company did not incur any such fees during the year ended December 31, 2013.

The Company reimbursed American Agriculture $21,259 for general and administrative expenses during the year ended December 31, 2015, which are included in general and administrative expenses in the combined consolidated statements of operations. As of December 31, 2015 the Company had outstanding receivables from American Agriculture of $5,574, while at December 31, 2014, the Company had outstanding payables to American Agriculture of $49,160, included in accrued expenses in the combined consolidated balance sheets.

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  During the year ended December 31, 2015, the Company incurred costs of $103,090 from American Ag Aviation for use of the aircraft in accordance with the lease agreement.  These costs were recognized based on the nature of the associated use, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s combined consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s combined consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s combined consolidated statements of operations.

On April 1, 2015, the TRS and Hough Farms entered into a custom farming arrangement, pursuant to which Hough Farms performs custom farming on 563 acres.  During the year ended December 31, 2015, the Company incurred $51,303 in custom farming costs, which are included in inventory in the combined consolidated balance sheets.  As of December 31, 2015, the Company owed Hough Farms $11,946 for fungicide application related costs, which are included in accrued expenses in the combined consolidated balance sheet.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Note 5—Real Estate

As of December 31, 2015, the Company owned 130 separate farms, as well as eight grain storage facilities.

During year ended December 31, 2015, the Company acquired the following farms:

			Total
		Date	approximate	Purchase	Acquisition
Acquisition / Farm	County	acquired	acres	price	costs	Type of acquisition

Swarek	Quitman, MS	1/14/2015	850	$3,511,919	$5,819	Asset acquisition
Stonington Bass	Baca, CO	2/18/2015	997	2,079,000	1,277	Business combination
Benda Butler	Butler, NE	2/24/2015	73	605,799	1,393	Asset acquisition
Benda Polk	Polk, NE	2/24/2015	123	860,998	1,748	Asset acquisition
Timmerman (1)	Phillips, CO	3/13/2015	315	2,026,220	477	Asset acquisition
Cypress Bay	Bamberg, SC	3/13/2015	502	2,303,573	3,573	Asset acquisition
Nebraska Battle Creek farms (5 farms) (2)	Madison, NE	4/10/2015	1,117	9,022,595	19,776	Business combination
Northeast Nebraska farms (6 farms) (3)	Pierce, NE	4/10/2015	1,160	8,981,209	19,761	Business combination
Drury	Yuma, CO	4/10/2015	160	950,000	396	Business combination
Sutter	Yuma, CO	4/17/2015	322	2,000,056	56	Asset acquisition
Bobcat	St. Francis, AR	4/30/2015	934	3,024,750	11,642	Business combination
Swindoll Darby	Tunica, MS	5/14/2015	359	1,468,457	2,207	Asset acquisition
Abraham	Fulton, IL	5/29/2015	110	761,844	2,191	Asset acquisition
Justice farms (8 farms) (4)	(5)	6/2/2015	14,935	80,913,167	198,533	Asset acquisition
Tomasek (6)	McDonough, IL	6/30/2015	58	690,463	2,162	Business combination
Purdy	Crittenden & Mississippi, AR	7/2/2015	1,383	6,167,992	21,342	Asset acquisition
Matthews	Tunica & DeSoto, MS	7/10/2015	1,130	5,576,210	21,810	Asset acquisition
Riccioni	Van Buren, MI	9/15/2015	181	2,557,595	13,595	Asset acquisition
Herrmann	Polk, NE	10/1/2015	160	1,288,000	1,600	Business combination
Mobley	Telfair, GA	10/9/2015	1,069	3,676,100	5,435	Business combination
Erker Wallace (2 farms)	Wallace, KS & Kit Carson, CO	12/4/2015	1,217	1,915,309	108	Asset acquisition
Howe	McDonough, IL	12/15/2015	78	815,006	3,146	Asset acquisition
Selph	Telfair, GA	12/17/2015	116	528,398	2,098	Asset acquisition
Myers	Telfair, GA	12/17/2015	182	660,407	2,407	Asset acquisition
Kosch	Butler, NE	12/15/2015	80	732,815	6,105	Asset acquisition
Kinnison	Sedgwick, CO	12/30/2015	171	235,763	763	Asset acquisition
			27,782	$143,353,645	$349,420

(1)	On March 13, 2015, the Company issued 63,581 shares of common stock (with a fair value of $712,743 as of the date of closing) as partial consideration for the acquisition of the Timmerman farm.
(2)	On April 10, 2015, the Company issued 118,634 OP units (with a fair value of $1,372,595 as of the date of closing) as partial consideration for the acquisition of the Nebraska Battle Creek farms.
(3)	On April 10, 2015, the Company issued 119,953 OP units (with a fair value of $1,387,856 as of the date of closing) as partial consideration for the acquisition of the Northeast Nebraska farms.
(4)

On June 2, 2015, the Company issued 824,398 shares of common stock and 1,993,709 OP units, of which 883,724 are redeemable for cash, or at the Company’s option shares of common stock on a one for one basis up to a maximum of 1,109,985 shares (with an aggregate fair value of $30,914,634, as of the date of closing) as partial consideration for the acquisition of the Justice farms.  See “Note 9—Stockholders Equity and Non-controlling Interests”.

(5)	The Justice farms are located in Beaufort, Currituck, Pamlico, Pasquotank and Perquimans counties, NC; Marlboro County, SC; and Chesapeake, VA.
(6)	On June 30, 2015, the Company acquired the Tomasek property from Mr. Pittman. In connection with the acquisition, the Company assumed a two year lease with Astoria Farms with annual rents of $18,749.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

During the year ended December 31, 2014, the Company acquired the following farms:

			Total
		Date	approximate	Purchase	Acquisition
Acquisition / Farm	County	acquired	acres	price	costs	Type of acquisition

Erker (5 farms)	Kit Carson, CO	5/30/2014	3,171	$7,644,339	$5,017	Asset acquisition
Hudye (11 farms) (1)	Kit Carson & Cheyenne, CO & Sherman & Logan, KS	6/12/2014	12,500	24,500,000	63,836	Business combination
Broadwater	Morrill, NE	7/1/2014	640	1,040,666	666	Asset acquisition
Ruder	Yell, AR	9/24/2014	667	2,705,800	9,180	Business combination
Bonita Brake	Morehouse, LA	10/15/2014	1,088	5,151,505	10,341	Business combination
Davis	Richland Parish, LA	10/16/2014	885	3,867,500	14,959	Business combination
Ballymore	Yell, AR	10/24/2014	1,281	4,600,000	8,531	Business combination
Stonington Smith	Baca, CO	10/29/2014	1,308	3,925,031	1,031	Asset acquisition
Proventus	Sunflower, MS	11/21/2014	1,964	6,786,445	3,445	Asset acquisition
Prague	Butler, NE	11/21/2014	80	345,958	1,958	Asset acquisition
Crow	Yell, AR	12/1/2014	668	2,316,000	4,530	Business combination
Vendome	Jackson, AR and Craighead, AR	12/3/2014	1,505	7,200,080	12,680	Asset acquisition
Beck	Merrick, NE	12/8/2014	161	1,128,437	1,437	Asset acquisition
Otterpohl	Merrick, NE	12/8/2014	162	1,013,546	2,609	Asset acquisition
Kropatsch	Polk, NE	12/8/2014	80	774,371	2,371	Asset acquisition
Jarecki	Polk, NE	12/8/2014	160	1,641,886	1,886	Asset acquisition
Tindall	Polk, NE	12/8/2014	160	1,313,599	1,599	Asset acquisition
Fadschild	Butler, NE	12/11/2014	155	1,684,700	1,757	Asset acquisition
Carruthers	Phillips, CO	12/12/2014	160	1,140,291	1,892	Asset acquisition
Reimer	Phillips, CO	12/12/2014	162	1,096,414	1,613	Asset acquisition
Hoffner	Yuma, CO	12/12/2014	320	1,891,030	1,603	Asset acquisition
Long Prairie	Lonoke, AR	12/15/2014	518	2,110,047	4,635	Asset acquisition
Jackson	Prairie, AR and White, AR	12/15/2014	1,472	5,484,707	10,222	Asset acquisition
Taylor	Chase, NE	12/15/2014	770	2,477,592	2,592	Asset acquisition
Diantha West	Jefferson, AR	12/17/2014	712	3,429,822	12,222	Asset acquisition
Jacoby	Yuma, CO	12/18/2014	160	996,664	2,669	Asset acquisition
Justice (7 farms) (2)	Clarendon, Lee, Marion and Sumter, SC	12/22/2014	6,818	27,599,641	149,641	Asset acquisition
Mentink	Polk, NE	12/22/2014	160	560,886	—	Asset acquisition
Garrott	Woodruff, AR	12/23/2014	1,275	3,428,806	13,806	Asset acquisition
			39,162	$127,855,763	$348,728

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

(2)

On December 22, 2014 the Company acquired the Justice farms.  In conjunction with the allocation of the purchase price, the $185,000 was allocated to the value of harvestable timber.  The value of the unharvested timber has been included in other assets at December 31, 2015 and 2014.

During the year ended December 31, 2013 the predecessor company acquired one farm totaling 99.54 acres at a cost of $1,147,188.  This acquisition was accounted for as a business combination.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

The preliminary allocation of purchase price for the farms acquired during the year ended December 31, 2015 is as follows:

	Land	Groundwater	Irrigation improvements	Permanent plantings & other	Timber	Accounts receivable	Below Market Leases	Accrued property taxes	Total

Swarek	$3,470,706	$—	$41,213	$—	$—	$—	$—	$—	$3,511,919
Nebraska Battle Creek farms (5 farms)	8,756,895	—	339,000	—	—	37,375	(88,950)	(21,725)	9,022,595
Northeast Nebraska farms (6 farms)	8,872,203	—	235,800	—	—	29,933	(140,647)	(16,080)	8,981,209
Bobcat	2,808,131	—	183,500	—	—	30,217	—	2,902	3,024,750
Justice farms (8 farms)	80,680,943	—	95,831	93,682	53,770	—	—	(11,059)	80,913,167
Purdy	5,923,605	—	244,387	—	—	—	—	—	6,167,992
Matthews	5,337,735	—	77,475	161,000	—	—	—	—	5,576,210
Mobley	3,305,823	—	367,800	—	—	—	—	2,477	3,676,100
Other	18,620,449	1,327,842	1,085,892	1,440,493	—	9,375	—	(4,348)	22,479,703
	$137,776,490	$1,327,842	$2,670,898	$1,695,175	$53,770	$106,900	$(229,597)	$(47,833)	$143,353,645

In its 2015 second quarter financial statements the initial accounting for the Justice acquisition had not been completed as all relevant information was not available at that time. In the fourth quarter of 2015, the Company recorded an adjustment in the measurement period to its purchase price allocation of $77,452, which decreased land with a corresponding increase in other assets.  There was no adjustment recorded to income or expense.

The allocation of the purchase price for the farms acquired during the year ended December 31, 2015 is preliminary and may change during the measurement period, which may be up to one year from the acquisition date, if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

The allocation of purchase price for the farms acquired during the year ended December 31, 2014 are as follows:

	Land	Groundwater	Irrigation Improvements	Permanent plantings & other	Timber	Accounts receivable	Cash	Accrued property taxes	Total

Erker (5 farms)	$6,350,958	$1,012,000	$284,672	$—	$—	$—	$—	$(3,291)	$7,644,339
Hudye (11 farms)	23,466,271	730,550	246,109	70,000	—	—	1,000	(13,930)	24,500,000
Bonita Brake	5,099,840	—	51,665	—	—	—	—	—	5,151,505
Davis	3,780,860	—	70,245	16,395	—	—	—	—	3,867,500
Ballymore	4,535,644	—	50,000	—	—	19,400	—	(5,044)	4,600,000
Stonington Smith	3,566,331	—	359,000	—	—	—	—	(300)	3,925,031
Proventus	6,653,545	—	132,900	—	—	—	—	—	6,786,445
Vendome	6,913,691	—	237,280	49,392	—	—	—	(283)	7,200,080
Jackson	5,246,567	—	238,140	—	—	—	—	—	5,484,707
Diantha West	3,241,742	—	98,500	81,899	—	7,681	—	—	3,429,822
Justice (7 farms)	25,619,444	—	1,410,917	384,280	185,000	—	—	—	27,599,641
Garrott	3,263,583	—	165,223	—	—	—	—	—	3,428,806
Other acquisitions	19,862,680	3,262,392	1,041,243	55,800	—	20,800	—	(5,028)	24,237,887
	$117,601,156	$5,004,942	$4,385,894	$657,766	$185,000	$47,881	$1,000	$(27,876)	$127,855,763

In its 2014 financial statements the initial accounting for the Diantha West acquisition had not been completed because all relevant information was not available at the time of closing.  In the fourth quarter of 2015, the Company recorded an adjustment in the measurement period to its purchase price allocation of $34,874, which increased land with a corresponding decrease in other real estate cost.  Additionally, the change in the provisional amount resulted in a decrease in depreciation expense and accumulated depreciation of $688 for the first six months of 2015.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the dates of acquisition. The real estate acquired in business combinations during the year ended December 31, 2015 contributed $924,754 to total revenue and $706,544 to net income (including related real estate acquisition costs of $62,049) for the year ended December 31, 2015.  The real estate acquired during the year ended December 31, 2014 contributed $1,036,148 to total revenue and $829,918 to net income (loss) (including related real estate acquisition costs of $111,197) for the year ended December 31, 2014.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

The unaudited pro forma information is presented below as if the real estate acquired in business combinations during the year ended December 31, 2015 had been acquired on January 1, 2014.  The following table does not include pro forma financial information for the Stonington Bass, Drury, Herrmann and Bobcat farms, as historical results for the farms were not available. The unaudited pro forma financial information is presented below as if the Hudye and Ruder farms acquired during the year ended December 31, 2014 had been acquired on January 1, 2013.

	For the year ended
	December 31,
	2015	2014
Pro forma
Total operating revenues	$13,916,684	$6,060,427
Net income (loss)	$1,856,033	$996,674

Earnings per share basic and diluted
Income (loss) per basic share attributable to common stockholders	$0.10	$0.18
Income (loss) per diluted share attributable to common stockholders	$0.10	$0.18
Weighted-average number of common shares - basic	9,618,714	4,264,906
Weighted-average number of common shares - diluted	9,628,651	4,386,214

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company's business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. These loans are collateralized by farm real estate and are to be in principal amounts of $500,000 or more at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.  Notes receivable are stated at their unpaid principal balance, and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

As of December 31, 2015, the Company held the following notes receivable:

		Principal Outstanding as of
Loan	Payment Terms	December 31, 2015		Maturity
Mortgage Note	Principal & interest due at maturity	$1,800,000	(1)	1/15/2016	(1)
Mortgage Note	Year 1 interest paid at note issuance, with remaining principal & interest due at maturity	980,000		10/30/2017
Term Note	Principal & interest due at maturity	50,000		2/2/2016	(3)
Total outstanding principal		2,830,000
Points paid, net of direct issuance costs		(10,653)
Net prepaid interest		(7,781)	(2)
Total notes and interest receivable		$2,811,566

(1)

In January 2016 the note was extended to January 15, 2017 with the year 1 interest received at the time of the extension and principal and   remaining interest due at maturity.  The company has a commitment to fund an additional $200,000 under this mortgage, subject to meeting certain requirements by the borrower.

         (2)    Includes prepaid interest of $60,025, net of $52,244 of accrued interest receivable.

(3)   The note, including all outstanding interest, was paid in full in January 2016.

The collateral for the mortgage notes receivable consists of real estate and improvements present on such real estate.  For income tax purposes the aggregate cost of the investment of the mortgage notes is the carrying amount per the table above.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of December 31, 2015 the fair value of the notes receivable was $2,842,145.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Note 7—Mortgage Notes and Bonds Payable

As of December 31, 2015 and 2014, the Company had the following indebtedness outstanding:

									Book
			Annual						Value of
			Interest						Collateral
			Rate as of	Principal Outstanding as of					as of
Loan	Payment Terms	Interest Rate Terms	December 31, 2015	December 31, 2015		December 31, 2014		Maturity	December 31, 2015

First Midwest Bank	Annual principal / quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.83%	$650,000	(1)	$754,000	(1)	June 2016	$1,142,833	(2)
First Midwest Bank	Annual principal / quarterly interest	Greater of LIBOR + 2.59% and 2.80%	2.83%	26,000,000	(1)	30,000,000	(1)	March 2016	23,999,358	(3)
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700,000		20,700,000		September 2017	31,785,170	(4)
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460,000		5,460,000		October 2017	9,001,850	(5)
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680,000		10,680,000		November 2017	10,687,619	(6)
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400,000		13,400,000		December 2017	23,547,804	(7)
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860,000		30,860,000		December 2017	52,723,309	(8)
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915,000		—		April 2025	20,087,920
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160,000		—		April 2025	18,180,169
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700,000		—		June 2020	80,810,858	(9)
Farmer Mac Bond #8B	(10)	Libor + 1.80%	2.23%	5,100,000		—		May 2016	—	(9)
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600,000		—		July 2020	9,809,688
Tindall	Principal at maturity	--	--	—		1,180,800		January 2015	—
Beck	Principal at maturity	--	--	—		563,500		January 2015	—
Mentink	Principal at maturity	--	--	—		280,000		January 2015	—
Total outstanding principal				187,225,000		113,878,300			$281,776,578
Debt issuance costs				(380,970)		(364,893)
Unamortized premium				230,011		—
Total mortgage notes and bonds payable, net				$187,074,041		$113,513,407

(1)	Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11,000,000.
(2)	The book value of collateral as of December 31, 2014 was $1,073,167.
(3)	The book value of collateral as of December 31, 2014 was $26,410,132.
(4)	The book value of collateral as of December 31, 2014 was $32,016,158.
(5)	The book value of collateral as of December 31, 2014 was $9,015,542.
(6)	The book value of collateral as of December 31, 2014 was $10,742,092.
(7)	The book value of collateral as of December 31, 2014 was $23,570,742.
(8)	The book value of collateral as of December 31, 2014 was $52,931,729.
(9)	The $5,100,000 bond is cross collateralized with the $41,700,000 bond.
(10)

Bond is an amortizing loan with monthly principal payments that commenced on October 2, 2015 and monthly interest payments that commenced on July 2, 2015 with all remaining principal and outstanding interest due at maturity.

First Midwest Bank Indebtedness

On April 16, 2014, the Company repaid $6,529,237 of secured mortgage debt and made a partial repayment of the First Midwest Bank debt of $4,749,900 with a portion of the net proceeds from the IPO. On March 24, 2014, Pittman Hough Farms made a contractual debt payment of $766,000 on the First Midwest Bank debt, which the Company reimbursed on April 16, 2014 with a portion of the net proceeds from the IPO. The Company did not incur any early

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

termination fees or fees related to the partial repayment. In conjunction with the repayments, the Company wrote off $26,929 in unamortized debt issuance costs to interest expense.

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement, which was subsequently amended on February 24, 2015, July 24, 2015 and March 6, 2016 (the “FMW Loan Agreement”).  The FMW Loan Agreement provides for loans in the aggregate principal amount of approximately $30,780,000. The Company incurred $135,340 in debt issuance costs related to the modification of the loan.  In connection with the FMW Loan Agreement, PH Farms LLC and Cottonwood Valley Land, LLC, which are wholly owned subsidiaries of the Operating Partnership, unconditionally agreed to guarantee all of the obligations of the Operating Partnership under the FMW Loan Agreement.  In addition, Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11,000,000 of the Operating Partnership’s obligations under the FMW Loan Agreement.  In conjunction with the modification, other than combining the two First Midwest Bank notes into one master note with two tranches, no other material terms were modified.

On February 24, 2015, the Company amended the FMW Loan Agreement to revise the financial covenants under the FMW Loan Agreement and repaid $3,078,000 of the First Midwest Bank debt.  The Company did not incur any prepayment penalties in conjunction with the repayment.

The collateral for the Company’s indebtedness under the FMW Loan Agreement consists of real estate and related farm rents, including farms, grain facilities and any other improvements present on such real estate.

The FMW Loan Agreement includes standard acceleration clauses triggered by default under certain provisions of the note.

Under the FMW Loan Agreement, the Company is subject to ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including a maximum leverage ratio of 0.60 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00.  Each covenant continues to be measured on a four quarter rolling basis. Additionally, the Company is required to maintain a minimum cash account balance of $500,000 during the term of the agreement.  The Company was in compliance with all applicable covenants at December 31, 2015.

       On March 6, 2016, the maturity date was extended, to June 4, 2016 with respect to $26,000,000 of the currently outstanding principal of the loan, which was scheduled to mature on March 6, 2016.  The remaining balance matures on June 28, 2016.  The loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.59%, but in any event not less than a rate per annum of 2.80%.

Farmer Mac Facility

The Company and the Operating Partnership are parties to the Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015 and amended as of June 2, 2015 ( the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of $165,000,000.  Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by the Company. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below.  Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

As of December 31, 2015, the Operating Partnership had $160,575,000 outstanding under the Farmer Mac Facility. The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth of $96,268,417. The Company was in compliance with all applicable covenants at December 31, 2015.

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

On June 2, 2015, Farmer Mac issued a refund under the bonds issued during 2014 of $300,000.  The refund is being accounted for as a debt premium and is being amortized against interest expense using the straight-line method over the remaining terms of the underlying bonds issued in 2014.

Bridge Loan Agreement

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provides for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016. The Company is currently in negotiations with certain lenders to provide long-term secured debt financing to repay the Bridge Loan at or prior to its maturity, but the Company can provide no assurances that it will be able to enter into such financing on favorable terms or at all.

The Bridge Loan matures on April 29, 2016, subject to three one-month extensions at the Bridge Borrower’s option, and is secured by first lien mortgages on the Forsythe farms. Interest on the Bridge Loan is payable in cash monthly and accrues at a rate of LIBOR plus 3.00% per annum. In addition, under the Bridge Loan Agreement, the Bridge Borrower paid an origination fee of 4.00% of the loan amount and is required to pay an extension fee of 1.00% of the loan amount for each one-month extension and a default fee of 2.00% of the loan amount if the Bridge Loan is not repaid at maturity. The Bridge Borrower may prepay the Bridge Loan, subject to paying the Lender any LIBOR brokerage costs.

In connection with the Term Loan, on February 29, 2016, the Company and the Operating Partnership entered into a guaranty (the “Guaranty”) whereby the Company and the Operating Partnership jointly and severally agreed unconditionally to guarantee all of the Bridge Borrower’s obligations under the Bridge Loan.

The Bridge Loan Agreement contains a number of customary affirmative and negative covenants, including: (i) the use of proceeds of the Bridge Loan must be used in connection with the acquisition of the Forsythe farms and (ii) the Bridge Borrower is generally restricted from incurring any additional indebtedness.

The Guaranty contains a number of customary affirmative and negative covenants, as well as financial covenants, including: (i) a maximum leverage ratio of not more than 60%; (ii) a minimum fixed charge coverage ratio of 1.50 to 1.00 as of the end of any fiscal quarter; (iii) a minimum tangible net worth; (iv) a general restriction on incurring additional indebtedness subject to certain exceptions, including indebtedness for property acquisitions of up to $6.0 million; (v) a

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

restriction on investments in excess of $10.0 million in the aggregate without the prior written consent of the Lender subject to certain limited exceptions; and (vi) a restriction on modifying terms of the Preferred Units (as defined below).

The Bridge Loan Agreement includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the Company and the Operating Partnership, the occurrence of any of which, after any applicable cure period, would permit the Bridge Lender, among other things, to accelerate payment of all amounts outstanding under the Bridge Loan and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Forsythe farms.

Financing Commitments

On March 14, 2016, the Company received from MetLife Agricultural Investments ("MetLife") commitments in the total aggregate amount of $127 million for mortgage loans secured by farmland. MetLife's loan commitments are subject to customary conditions, and expire between May 24, 2016 and June 14, 2016. The Company intends to use proceeds from these loans to refinance existing debt, to acquire new properties, and for general corporate purposes. We can provide no assurances that we will enter into a loan with MetLife on the terms we currently anticipate, or at all.

Aggregate Maturities

As of December 31, 2015, aggregate maturities of long-term debt for the succeeding years are as follows:

Year Ending December 31,	Future Maturities

2016	$31,750,000
2017	81,100,000
2018	—
2019	—
2020	48,300,000
Thereafter	26,075,000
$187,225,000

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2015 and 2014, the fair value of the mortgage notes payable was $185,171,599 and $113,629,516, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

In April 2015, FPI Agribusiness entered into a marketing contract to sell 25,000 bushels of corn at $3.98 per bushel in the fourth quarter of 2015 to protect against the commodity pricing exposure from farming operations.  The position was extended with the corn delivered in the first quarter of 2016.  The contracts are accounted for using the normal purchase and sales exception for hedge accounting.

In April 2015, the Company entered into a lease agreement for office space.  The lease expires July 31, 2019.  The lease commenced June 1, 2015 and has an initial monthly payment of $10,032.  As of December 31, 2015, future minimum lease payments are as follows:

Future rental
Year Ending December 31,	payments
2016	$121,560
2017	123,567
2018	125,574
2019	74,073
$444,774

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

As of December 31, 2015 the Company had the following properties under contract.  These acquisitions are expected to close in the first half of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

		Total
		approximate
Farm Name	County	acres	Purchase price
Forsythe (1)	Various (2)	22,128	$197,000,000
Knowles	Telfair, GA	608	1,200,000
Knight	Telfair, GA	208	620,675
Mobley II (3)	Telfair, GA	130	446,000
Condrey (4)	Catahoula, LA	7,400	31,750,000
Borden	Van Buren, MI	265	1,630,000
Buckelew (5)	Panola, MS	624	2,304,200
		31,363	$234,950,875

(1)

This acquisition closed on March 2, 2016.  The purchase price of the property is comprised of (a) $50,000,000 in cash, (b) an aggregate of 2,608,695 Class A common units of limited partnership interest in the Operating Partnership (“OP Units”) and shares of the Company’s common stock, $0.01 par value per share (“Common Stock”), each valued at $11.50 per OP Unit or share of Common Stock, and (c) 117,000 newly classified Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred Units”).   See “Note 9 – Stockholders’ Equity and Non-controlling Interests”.

(2)	The farms are located in Breslow, Coles, Clark, Crawford, Cumberland, Douglas, and Vermillion counties in Illinois.
(3)	In February 2016, the contact was cancelled during the normal inspection period and the earnest money deposit was returned to the Company.
(4)

In March 2016, the contract was extended to no later than June 5, 2016, and may be extended further so long as incremental escrow and price adjustment payments are deposited into escrow.  The purchase price shall be increased at a per diem rate of $1,950.63 should closing occur after April 1, 2016.

(5)	In February 2016, the contract was extended to no later than May 3, 2016. Should the closing occur after March 31, 2016 the purchase price will be increased at a per diem rate of $575.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Subsequent to December 31, 2015, the Company completed three farm acquisitions for cash in addition to the Forsythe acquisition described above.  The Company will account for all of these transactions, with exception of the Borden acquisition, as asset acquisitions.  The Borden acquisition will be accounted for as a business combination. The initial accounting for the four acquisitions is not yet complete, making certain disclosures unavailable at this time.

Note 9—Stockholders’ Equity and Non-controlling Interests

Under the Company's articles of incorporation, the total number of shares initially authorized for issuance was 1,000 shares of common stock, $0.01 par value per share.  On December 5, 2013, the Company issued 1,000 shares of common stock to its sole stockholder at $1.00 per share in connection with the initial capitalization of the Company.  The shares were repurchased by the Company on April 18, 2014 for $1.00 per share.

On March 24, 2014, the Company amended and restated its articles of incorporation to authorize the issuance of up to 500,000,000 shares of common stock.  Upon completion of the IPO, on April 16, 2014, the Company had 500,000,000 shares of common stock authorized, 3,800,000 shares of common stock issued and outstanding, including 214,283 unvested restricted shares of common stock.

On April 16, 2014, the Company completed the IPO and the FP Land Merger. The IPO resulted in the sale of 3,800,000 shares of common stock at a price per share of $14.00 and generated gross proceeds of $53,200,000. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $48,000,000. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the IPO as follows: (i) approximately $12,000,000 to repay outstanding indebtedness, of which $766,000 had been advanced by Pittman Hough Farms and was reimbursed to Pittman Hough Farms with a portion of the net proceeds from the IPO; and (ii) approximately $55,000 (exclusive of the $766,000 that was reimbursed for amounts advanced by Pittman Hough Farms to repay certain indebtedness) to reimburse Pittman Hough Farms for amounts advanced or incurred in connection with the IPO and related formation transactions. The Operating Partnership used the remaining net proceeds for general corporate purposes, including working capital and acquisitions.

On July 30, 2014, the Company completed an underwritten public offering of 3,717,472 shares of common stock at a price per share of $12.50 and generated gross proceeds of approximately $46,500,000. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $43,300,000. The Company contributed the net proceeds to the Operating Partnership in exchange for OP units.

On July 21, 2015, the Company completed an underwritten public offering, pursuant to which the Company sold 3,000,000 shares of common stock, and upon the underwriter’s partial exercise of their option to purchase additional shares, issued an additional 360,000 shares at a price per share of $11.00 and generated gross proceeds of $36,960,000.  The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were $34,568,311.

On September 15, 2015, the Company entered into equity distribution agreements and filed a prospectus supplement under which it may sell shares of common stock having an aggregate gross sales price of up to $25,000,000 through an “at-the-market” equity offering program.  The offering is being made pursuant to a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on May 14, 2015.  As of December 31, 2015, no shares had been issued under the program.

As of December 31, 2015 and 2014, the Company had 16,155,971 and 9,676,755 fully diluted outstanding shares, including OP units and restricted shares of common stock, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority-owned partnership.  As of December 31, 2015, the Company owned 74.1% of the outstanding OP units and the remaining 25.9% of the OP units are included in non-controlling interest in Operating Partnership on the combined consolidated balance sheets.

On or after 12 months after becoming a holder of common OP units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to tender for redemption all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement of the Operating Partnership), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each OP unit (subject to anti-dilution adjustments provided in the partnership agreement). As of December 31, 2015, there were 1,945,000 outstanding OP units eligible to be tendered for redemption.

If the Company gives the limited partners notice of its intention to make an extraordinary distribution of cash or property to its stockholders or effect a merger, a sale of all or substantially all of its assets, or any other similar extraordinary transaction, each limited partner may exercise its right to tender its OP units for redemption, regardless of the length of time such limited partner has held its OP units.

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the OP units for shares of common stock. When a an OP unit is redeemed, non-controlling interest in the Operating Partnership is reduced and stockholders’ equity is increased.

The Operating Partnership intends to make distributions on each OP unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP units held by the Company being utilized to make distributions to the Company’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of the IPO, the July 2014 offering, the July 2015 offering, the issuance of stock compensation, and common stock and OP units issued as partial consideration for certain acquisitions, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the years ended December 31, 2015 and 2014.  To reflect these changes, during 2015 the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $817,704, with non-controlling interest in the Operating Partnership increasing and additional paid in capital decreasing $22,990,818 during the year ended December 31, 2014.

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

As the tender for redemption of the Excess Units for cash is outside of the control of the Company, these units are accounted for as temporary equity on the combined consolidated balance sheets. The Company has elected to accrete the change in redemption value subsequent to issuance and during the respective twelve-month holding period, after which point the units will be marked to redemption value at each reporting period.  The Company recorded the initial redemption value of the Excess Units on date of issue as $9,694,453. The redemption value of the Excess Units at December 31, 2015 was $9,694,453.

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the year ended December 31, 2015:

	Redeemable OP units	Redeemable non-controlling interests
Balance at December 31, 2014	—	$—
Issuance of redeemable OP units as partial consideration for asset acquisition	883,724	9,694,453
Net income attributable to non-controlling interest	—	101,861
Distribution to non-controlling interest	—	(338,025)
Adjustment to arrive at redemption value	—	236,164
Balance at December 31, 2015	883,724	$9,694,453

Series A Preferred Partnership Units

On March 2, 2016, the sole general partner of the Operating Partnership, entered into Amendment No.1 (the “Amendment”) to the Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Operating Partnership in order to provide for the issuance, and the designation of the terms and conditions, of newly classified Series A preferred units of limited partnership interest in the Operating Partnership (the “Preferred Units”). Under the Amendment, among other things, each Preferred Unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.

On or after March 2, 2026, the tenth anniversary of the closing of the Acquisition (the “Conversion Right Date”), holders of the Preferred Units have the right to convert each Preferred Unit into a number of common OP units equal to (i) the $1,000 liquidation preference plus all accumulated and unpaid distributions, divided by (ii) the volume-weighted average price per share of the Company’s common stock for the 20 trading days immediately preceding the applicable conversion date. All OP Units received upon conversion may be immediately tendered for redemption for cash or, at the Company’s option, for shares of common stock on a one-for-one basis, subject to the terms and conditions set forth in the Partnership Agreement. Prior to the Conversion Right Date, the Preferred Units may not be tendered for redemption by the Holder.

On or after March 2, 2021, the fifth anniversary of the closing of the Acquisition, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Preferred Units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

In the event of a Termination Transaction (as defined in the Partnership Agreement) prior to conversion, holders of the Preferred Units generally have the right to receive the same consideration as holders of OP Units and common stock, on an as-converted basis.

Holders of the Preferred Units have no voting rights except with respect to (i) the issuance of partnership units of the Operating Partnership senior to the Preferred Units as to the right to receive distributions and upon liquidation, dissolution or winding up of the Operating Partnership, (ii) the issuance of additional Preferred Units and (iii) amendments to the Partnership Agreement that materially and adversely affect the rights or benefits of the holders of the Preferred Units.

These Preferred Units have been issued as partial consideration in the Forsythe real estate transaction (See “Note 8 – Commitments and Contingencies”).

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of OP units for the years ended December 31, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2015	February 25, 2015	April 1, 2015	April 15, 2015	$0.1160
	June 2, 2015	July 1, 2015	July 15, 2015	0.1275
	August 12, 2015	October 1, 2015	October 15, 2015	0.1275
	November 20,2015	January 4, 2016	January 15,2016	0.1275
				$0.4985

2014	May 14, 2014	July 1, 2014	July 15, 2014	$0.1050
	August 5, 2014	October 1, 2014	October 15, 2014	0.1050
	November 20, 2014	January 2, 2015	January 15, 2015	0.1160
				$0.3260

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  During the year ended December 31, 2015, 100% of the income distributed in the form of dividends was characterized as ordinary income.

Stock Repurchase Plan

On October 29, 2014, the Company announced that the Board of Directors approved a program to repurchase up to $10,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund repurchases under the program using cash on hand. The Company repurchased and retired 2,130 shares of its common

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

stock on August 26, 2015, at an average price of $9.81, plus commissions, and is authorized to repurchase up to an additional $9,979,068 of its common stock under the program. There were no repurchases made during the year ended December 31, 2014.

Equity Incentive Plan

On May 5, 2015, the Company’s stockholders approved the Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 615,070 shares (including the 223,666, shares of restricted common stock granted to the Company’s executive officers, certain of the Company’s employees, the Company’s non-executive directors and Jesse J. Hough, the Company’s consultant, net of forfeiture of 8,312 restricted shares). As of December 31, 2015, there were 391,404 of shares available for future grants under the Plan.

The Company may issue equity-based awards to officers, employees, independent contractors and other eligible persons under the Plan. The 2014 Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. The 2014 Plan provides for a maximum of 228,000 shares of common stock for issuance. The terms of each grant are determined by the compensation committee of the Board of Directors.

From time to time, the Company may award non-vested shares under the Plan as compensation to officers, employees, non-employee directors and non-employee contractors. The shares vest over a period of time as determined by the Compensation Committee of the Board of Directors at the date of grant. The Company recognizes compensation expense for awards issued to officers, employees and non-employee directors for non-vested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.  The Company recognizes compensation expense for awards issued to non-employee consultants in the same period and in the same manner as if the Company paid cash for the underlying services.

Concurrently with the completion of the IPO, on April 16, 2014, the Company granted an aggregate of 214,283 restricted shares of common stock, having an aggregate grant date fair value of $3,000,000 (calculated as the number of shares granted multiplied by the stock price on date of grant), to the Company’s independent directors (Paul Pittman, Luca Fabbri, the Company’s Chief Financial Officer) and Jesse J. Hough (the Company’s consultant).   Each of the restricted stock grants vests ratably over a three-year vesting period, subject to continued service with the Company.

The restricted shares granted to Mr. Hough are recognized as expense over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations.

During 2015 the Company granted 9,383 restricted shares of common stock, with an aggregate grant date fair value of $101,665, to newly-appointed independent directors and employees.  The restricted shares vest ratably over a three-year vesting period, subject to continued service.

During 2015, 8,312 restricted shares of common stock were forfeited by independent directors and employees.  The Company had recorded $18,231 in stock based compensation and paid $2,541 in dividends with respect to such restricted shares.  In connection with the forfeiture of restricted shares, the Company reversed $15,690 in previously recorded compensation expense, net of the dividends paid.  There were no forfeitures for the year ended December 31, 2014.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

A summary of the non-vested restricted shares as of December 31, 2015 and 2014 is as follows:

		Weighted
	Number of	average grant
	shares	date fair value

Unvested at January 1, 2014	—	$—
Granted	214,283	14.00
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2014	214,283	14.00

Granted	9,383	10.83
Vested	(70,356)	14.00
Forfeited	(8,312)	(12.63)
Unvested at December 31, 2015	144,998	$13.87

For the years ended December 31, 2015 and 2014, the Company recognized $941,802 and $680,540, respectively, of stock-based compensation expense related to these restricted stock awards.  As of December 31, 2015 and 2014, there was $1,246,683 and $2,149,805, respectively, of total unrecognized compensation costs related to non-vested stock awards which are expected to be recognized over weighted-average periods of 1.3 years and 2.3, respectively.

Earnings per Share

The computation of basic and diluted earnings per share is as follows:

	For the year ended
	December 31,
	2015	2014
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$1,227,214	$(568,192)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(80,422)	(69,856)
Less: Distributions on redeemable non-controlling interersts in operating partnership	(338,024)	—
Net income (loss) attributable to common stockholders	$808,768	$(638,048)

Denominator:
Weighted-average number of common shares - basic	9,618,714	4,264,906
Unvested restricted shares (1)	9,937	—
Weighted-average number of common shares - diluted	9,628,651	4,264,906

Income (loss) per share attributable to common stockholders - basic	$0.08	$(0.15)
Income (loss) per share attributable to common stockholders - diluted	$0.08	$(0.15)

(1)	Anti-dilutive for the year ended December 31, 2014.

Redeemable non-controlling interest includes 883,724 OP units which are redeemable solely for cash, unless stockholder approval is obtained to redeem for shares of common stock. The OP units and any unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations.  The weighted average number of OP units held by the non-controlling interest was 2,762,924 and 1,380,151 for the years ended December 31, 2015 and 2014, respectively. The weighted average number of Excess Units held by the non-controlling interest was 513,286 for the year ended December 31, 2015. There were no Excess Units outstanding during the year ended December 31, 2014.

For the year ended December 31, 2014, diluted weighted average common shares do not include the impact of 214,283 shares of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2015.

Note 10—Quarterly Financial Information

The following table reflects the quarterly results of operations for the years ended December 31, 2015 and 2014.

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Operating revenues	$2,103,491	$2,883,720	$4,169,151	$4,599,785
Operating expenses	1,527,546	1,670,361	2,014,727	2,326,776
Other (income) expenses	772,523	1,068,691	1,292,514	1,384,340
Net (loss) income before income tax	(196,578)	144,668	861,910	888,669
State income tax expense	—	—	4,400	5,551
Net (loss) income	$(196,578)	$144,668	$857,510	$883,118
Net (loss) income available to common stockholders of Farmland Partners Inc.	$(181,298)	$(23,949)	$492,465	$521,550

Basic and diluted net (loss) income per share available to common stockholders (1)	$(0.02)	$—	$0.04	$0.04
Basic weighted average common shares outstanding	7,530,188	7,892,700	11,154,127	11,833,677
Diluted weighted average common shares outstanding	7,530,188	7,892,700	11,158,280	11,851,263

(1)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Operating revenues	$685,651	$786,398	$1,262,054	$1,484,022
Operating expenses	216,487	1,039,530	941,033	1,464,230
Other expenses	334,574	288,536	286,216	318,816
Net income (loss)	$134,590	$(541,668)	$34,805	$(299,024)
Net (loss) income available to common stockholders of Farmland Partners Inc.	$—	$(380,783)	$5,151	$(262,416)

Basic and diluted net (loss) income per share available to common stockholders	$—	$(0.12)	$—	$(0.03)
Basic and diluted weighted average common shares outstanding	—	3,132,044	6,305,253	7,517,472

Note 11—Subsequent Events

See “Note 7 – Mortgage Notes and Bonds Payable” for debt issuances and modifications that occurred subsequent to December 31, 2015.

See “Note 8—Commitments and Contingencies” for real estate acquisitions that occurred subsequent to December 31, 2015.

See “Note 9—Stockholders’ Equity and Non-controlling Interests” for Preferred OP units issuance that occurred subsequent to December 31, 2015.

Subsequent to December 31, 2015, the Company entered into purchase agreements with unrelated third parties to acquire the following farms:

		Total
		approximate	Purchase
Acquisitions	County	acres	price
Reinart	Hutchinson & Moore, TX	2,056	$6,116,000
Chenoweth	Fulton, IL	40	370,000
Gurga	Mason, IL	80	668,000
Brett	Johnson, GA	213	575,000
Powell	Johnson, GA	274	955,084
		2,663	$8,684,084

The Reinart and Chenoweth acquisitions closed in January and February 2016, respectively.  The other acquisitions are expected to close during the first and second quarters of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.  These acquisitions will be accounted for as asset acquisitions.

On March 8, 2016 our Board of Directors declared a cash dividend of $0.1275 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of April 1, 2016, and is expected to be paid on April 15, 2016.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2015

(In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Scripps (Schuyler County, IL)	(b)	$ 644	$ 93	$ 737	$ 61	$ -	$ 644	$ 154	$ 798	20		2000	65
Weber (Schuyler County, IL)	(b)	271	73	344	-	-	271	73	344	15		2001	65
Crane Creek (Schuyler County, IL)	(b)	448	100	548	110	-	448	210	658	21		2003	65
Pumphouse East (Schuyler County, IL)	(e)	102	59	161	-	-	102	59	161	12		2003	65
Henninger (Schuyler County, IL)	(h)	700	110	810	-	-	700	110	810	22		2004	65
John's Shop (K. Jones and France) (McDonough County, IL)	(e)	801	97	898	-	-	801	97	898	19		2004 & 2006	65
Adair FS (McDonough County, IL)	(b)	322	36	358	-	-	322	36	358	7		2006	50
Table Grove (Fulton County, IL)	(b)	203	44	247	-	-	203	44	247	9		2006	50
Ambrose (Mason County, IL)	(b)	290	38	328	81	-	290	119	409	8		2006	50
Big Pivot (Mason County, IL)	(b)	1,423	60	1,483	30	-	1,423	90	1,513	37		2007	50
Cleer (Fulton County, IL)	(b)	1,290	-	1,290	2,054	-	1,290	2,054	3,344	179	2011 & 2015	2007	25
Pella (Sullivan and Perdum) (McDonough County, IL)	(b)	2,981	-	2,981	507	-	2,981	507	3,488	119	2009	2007 & 2010	25
Pella Kelso (Sullivan 2) (McDonough County, IL)	(b)	668	-	668	178	-	668	178	846	-		2007	-
Copes (Schuyler County, IL)	(b)	684	-	684	-	-	684	-	684	-		2007	-
Stelter (Mason County, IL)	(b)	1,003	-	1,003	289	-	1,003	289	1,292	37		2008	30
Tazewell (Tazewell County, IL)	(e)	902	34	936	-	-	902	34	936	15		2008	21
Duncantown (Fulton County, IL)	(b)	693	-	693	-	-	693	-	693	-		2008	-
Bardolph (McDonough County, IL)	(h)	1,120	-	1,120	-	-	1,120	-	1,120	-		2008	-
Parr (Fulton County, IL)	(h)	398	-	398	-	-	398	-	398	-		2008	-
Pumphouse West (Schuyler County, IL)	(e)	1,500	-	1,500	108	-	1,500	108	1,608	1		2008	-
Curless (Fulton County, IL)	(b)	1,750	-	1,750	-	-	1,750	-	1,750	-		2009	-
Crabtree (Mason County, IL)	(b)	442	38	480	-	-	442	38	480	11		2009	24
Baca Co. (Baca County, CO)	(b)	819	94	913	91	-	819	185	1,004	46		2010	16
Busch (Mason County, IL)	(b)	725	-	725	-	-	725	-	725	-		2010	-
Kaufman (McDonough County, IL)	(b)	2,573	-	2,573	-	-	2,573	-	2,573	-		2010	-
Estep (Mason County, IL)	(b)	200	16	216	-	-	200	16	216	1		2011	50
Skien (Fulton County, IL)	(e)	321	24	345	-	-	321	24	345	2		2011	50
Dillworth (McDonough County, IL)	(b)	923	53	976	-	-	923	53	976	4		2011	50
Heap (McDonough County, IL)	(e)	527	37	564	-	-	527	37	564	3		2011	50
Stanbra/Zeller (Butler County, NE)	(e)	1,539	-	1,539	33	-	1,539	33	1,572	1		2012	-
Matulka (Butler County, NE)	(e)	1,881	55	1,936	1,344	-	1,881	1,399	3,280	169	2012 & 2015	2012	25
Zeagers (Butler County, NE)	(b)	1,109	40	1,149	-	-	1,109	40	1,149	6		2012	20
Beckerdite (Schuyler County, IL)	(b)	991	-	991	-	-	991	-	991	-		2012	-
Kelly (Butler County, NE)	(e)	742	-	742	94	-	742	94	836	11		2012	25
McFadden MD (McDonough County, IL)	(b)	610	-	610	-	-	610	-	610	-		2012	-
McFadden SC (Schuyler County, IL)	(b)	252	-	252	-	-	252	-	252	-		2012	-
Symond (Mason County, IL)	(b)	1,700	-	1,700	122	-	1,700	122	1,822	13		2012	25
Smith (McDonough County, IL)	(e)	1,147	-	1,147	-	-	1,147	-	1,147	-		2013	-
McArthur (Kit Carson, CO)	(c)	374	201	575	-	-	374	201	575	30		2014	12
Schutte (Kit Carson, CO)	(c)	1,817	210	2,027	-	-	1,817	210	2,027	29		2014	14
Korbelik (Kit Carson, CO)	(c)	481	373	854	13	-	481	386	867	57		2014	12
Chute (Kit Carson, CO)	(c)	579	513	1,092	-	-	579	513	1,092	77		2014	14
Eibert & Johnson (Kit Carson, CO)	(c)	3,099	-	3,099	-	-	3,099	-	3,099	-		2014	-
Zweygardt (Logan, KS)	(c)	737	-	737	-	-	737	-	737	-		2014	-
Liby (Kit Carson, CO and Sherman, KS)	(c)	1,029	178	1,207	-	-	1,029	178	1,207	28		2014	11
Rhoades (Kit Carson, CO)	(c)	1,305	376	1,681	-	-	1,305	376	1,681	56		2014	11
Buol (Kit Carson, CO)	(c)	1,353	184	1,537	-	-	1,353	184	1,537	36		2014	8
Cure (Kit Carson, CO)	(c)	2,328	-	2,328	-	-	2,328	-	2,328	-		2014	-
Hudye chute (Kit Carson, CO)	(c)	803	-	803	-	-	803	-	803	-		2014	-
Hitchcock (Kit Carson, CO)	(c)	2,366	68	2,434	-	-	2,366	68	2,434	20		2014	14
James Ranch (Cheyenne, CO)	(c)	10,716	70	10,786	-	-	10,716	70	10,786	3		2014	39
Mershfelder (Cheyenne, CO)	(c)	419	-	419	-	-	419	-	419	-		2014	-
County Line (Kit Carson, CO)	(c)	1,030	170	1,200	-	-	1,030	170	1,200	40		2014	9

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Harrel (Kit Carson, CO)	(c)	1,381	-	1,381	-	-	1,381	-	1,381	-		2014	-
Broadwater (Morrill, NE)	-	848	197	1,045	22	-	848	219	1,067	12		2014	28
Ruder (Yell, AR)	(f)	2,645	40	2,685	-	-	2,645	40	2,685	5		2014	10
Bonita Brake (Morehouse, LA)	(d)	5,100	52	5,152	88	-	5,100	140	5,240	14		2014	14
Davis (Richland Parish, LA)	(d)	3,781	87	3,868	-	-	3,781	87	3,868	8		2014	18
Ballymore (Yell, AR)	(f)	4,536	50	4,586	-	-	4,536	50	4,586	2		2014	40
Stonington Smith (Baca, CO)	(g)	3,566	359	3,925	-	-	3,566	359	3,925	19		2014	28
Prague (Butler, NE)	(g)	342	4	346	-	-	342	4	346	-		2014	27
Proventus (Sunflower, MS)	(f)	6,654	133	6,787	3	-	6,654	136	6,790	6		2014	27
Crow (Yell, AR)	(f)	2,316	-	2,316	-	-	2,316	-	2,316	-		2014	-
Vendome (Jackson, AR and Craighead, AR)	(f)	6,914	287	7,201	-	-	6,914	287	7,201	14		2014	26
Jarecki (Polk, NE)	(g)	1,610	32	1,642	83	-	1,610	115	1,725	3		2014	28
Kropatsch (Polk, NE)	(g)	702	72	774	-	-	702	72	774	2		2014	37
Otterpohl (Merrick, NE)	(g)	994	20	1,014	42	-	994	62	1,056	2		2014	25
Tindall (Polk, NE)	(h)	1,244	69	1,313	269	-	1,244	338	1,582	5	2015	2014	38
Beck (Merrick, NE)	(h)	1,100	28	1,128	73	-	1,100	101	1,201	4		2014	26
Fadschild (Butler, NE)	(g)	1,639	46	1,685	10	-	1,639	56	1,695	2		2014	31
Reimer (Phillips, CO)	(g)	773	323	1,096	-	-	773	323	1,096	12		2014	31
Carruthers (Phillips, CO)	(g)	747	393	1,140	-	-	747	393	1,140	12		2014	34
Hoffner (Yuma, CO)	(g)	1,079	812	1,891	-	-	1,079	812	1,891	19		2014	47
Long Prairie (Lonoke, AR)	(g)	2,014	96	2,110	7	-	2,014	103	2,117	6		2014	19
Jackson (Prairie, AR and White, AR)	(g)	5,247	238	5,485	-	-	5,247	238	5,485	15		2014	20
Taylor (Chase, NE)	(l)	693	1,785	2,478	-	-	693	1,785	2,478	56		2014	34
Diantha West (Jefferson, AR)	(g)	3,277	146	3,422	14	6	3,283	159	3,443	9		2014	20
Jacoby (Yuma, CO)	(g)	554	443	997	58	-	554	501	1,055	12		2014	46
Mentink (Polk, NE)	(h)	561	-	561	-	41	602	-	602	-		2014	-
Turbeville (Clarendon, SC and Sumter, SC)	(g)	12,057	1,474	13,531	-	-	12,057	1,474	13,531	63		2014	27
Ten Mile (Clarendon, SC )	(g)	4,679	25	4,704	1,119	103	4,782	1,144	5,926	20		2014	35
Maiden Down (Marion, SC)	(g)	2,235	-	2,235	871	244	2,479	871	3,350	11		2014	35
Paxville (Marion, SC)	(g)	1,803	158	1,961	290	23	1,826	448	2,274	12		2014	33
Coopers Mill (Lee, SC)	(g)	2,199	138	2,337	277	55	2,254	415	2,669	9		2014	35
Drakeford (Lee, SC)	(g)	1,078	-	1,078	552	138	1,216	552	1,768	10		2014	34
Tyndall (Lee, SC)	(g)	1,568	-	1,568	367	64	1,632	367	1,999	6		2014	34
Garrott (Woodruff, AR)	(h)	3,264	165	3,429	25	45	3,309	190	3,499	7		2014	27
Swarek (Quitman, MS)	(h)	3,471	41	3,512	24	-	3,471	65	3,536	2		2015	31
Stonington Bass (Baca, CO)	(h)	1,995	84	2,079	-	-	1,995	84	2,079	4		2015	19
Benda Butler (Butler, NE)	(h)	607	-	607	-	-	607	-	607	-		2015	-
Benda Polk (Polk, NE)	(h)	862	-	862	-	-	862	-	862	-		2015	-
Timmerman (Phillips, CO)	(h)	1,365	663	2,028	101	-	1,365	764	2,129	16		2015	45
Cypress Bay (Bamberg, SC)	(h)	1,959	344	2,303	494	-	1,959	838	2,797	14	2015	2015	38
Battle Creek (Madison, NE)	(i)	1,242	37	1,279	-	-	1,242	37	1,279	1		2015	21
Finkral (Madison, NE)	(i)	1,346	34	1,380	-	-	1,346	34	1,380	2		2015	15
Golf Course (Madison, NE)	(i)	2,316	126	2,442	-	-	2,316	126	2,442	3		2015	29
Goodwater (Madison, NE)	(i)	2,539	78	2,617	-	-	2,539	78	2,617	3		2015	20
Norfolk (Madison, NE)	(i)	1,314	65	1,379	-	-	1,314	65	1,379	2		2015	28
60 (Pierce, NE)	(i)	500	10	510	-	-	500	10	510	1		2015	6
CAT (Pierce, NE)	(i)	1,136	11	1,147	-	-	1,136	11	1,147	1		2015	6
Christensen (Pierce, NE)	(i)	2,280	44	2,324	-	-	2,280	44	2,324	3		2015	24
Homeplace (Pierce, NE)	(i)	2,601	114	2,715	-	-	2,601	114	2,715	3		2015	32
Miller (Pierce, NE)	(i)	1,077	33	1,110	-	-	1,077	33	1,110	2		2015	29
Volk (Pierce, NE)	(i)	1,279	23	1,302	-	-	1,279	23	1,302	2		2015	14
Drury (Yuma, CO)	(l)	809	141	950	64	-	809	205	1,014	5		2015	31
Sutter (Yuma, CO)	(l)	1,301	699	2,000	-	-	1,301	699	2,000	12		2015	46
Bobcat (St. Francis, AR)	(l)	2,808	184	2,992	39	-	2,808	223	3,031	7		2015	19
Swindoll Darby (Tunica, MS)	(l)	1,437	33	1,470	-	-	1,437	33	1,470	1		2015	29
Abraham (Fulton, IL)	-	762	-	762	-	-	762	-	762	-		2015	-
Bennettsville (Marlboro, SC)	(j,k)	8,633	133	8,766	-	-	8,633	133	8,766	3		2015	23
AgEast (Beaufort, NC)	(j,k)	41,906	-	41,906	-	-	41,906	-	41,906	-		2015	-
Jarvis/Marco Ventures (Currituck, NC)	(j,k)	3,864	-	3,864	-	-	3,864	-	3,864	-		2015	-
Howey/Alexander (Pamlico, NC)	(j)	7,239	-	7,239	-	-	7,239	-	7,239	-		2015	-
Tantor (Pasquotank, NC)	(j)	1,770	-	1,770	-	-	1,770	-	1,770	-		2015	-

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
In Middle (Pasquotank & Perquimans, NC)	(j)	5,750	-	5,750	-	-	5,750	-	5,750	-		2015	-
Larebee (Pasquotank & Perquimans, NC)	(j)	4,242	-	4,242	-	-	4,242	-	4,242	-		2015	-
Cartwright/Old Farm (Chesapeake, VA)	(j,k)	7,277	-	7,277	-	-	7,277	-	7,277	-		2015	-
Tomasek (McDonough, IL)	-	681	-	681	-	-	681	-	681	-		2015	-
Purdy (Crittenden & Mississippi, AR)	-	5,924	244	6,168	-	-	5,924	244	6,168	6		2015	20
Matthews (Tunica & DeSoto, MS)	-	5,338	238	5,576	-	-	5,338	238	5,576	8		2015	15
Riccioni (Van Buren, MI)	-	904	1,654	2,558	-	-	904	1,654	2,558	21		2015	24
Herrmann (Polk, NE)	-	1,232	56	1,288	-	-	1,232	56	1,288	1		2015	35
Mobley (Telfair, GA)	-	3,306	368	3,674	-	-	3,306	368	3,674	4		2015	26
Erker Wallace (Wallace, KS)	-	1,915	-	1,915	-	-	1,915	-	1,915	-		2015	-
Erker Wallace (Kit Carson, CO)	-	-	-	-	-	-	-	-	-	-		2015	-
Howe (McDonough, IL)	-	815	-	815	-	-	815	-	815	-		2015	-
Selph (Telfair, GA)	-	475	53	528	-	-	475	53	528	-		2015	21
Myers (Telfair, GA)	-	555	106	661	-	-	555	106	661	-		2015	31
Kosch (Butler, NE)	-	711	22	733	-	-	711	22	733	-		2015	27
Kinnison (Sedgwick, CO)	-	236	-	236	-	-	236	-	236	-		2015	-
First Midwest Bank Note	$ 26,650
Farmer Mac Bond #1	$ 20,700
Farmer Mac Bond #2	$ 5,460
Farmer Mac Bond #3	$ 10,680
Farmer Mac Bond #4	$ 13,400
Farmer Mac Bond #5	$ 30,860
Farmer Mac Bond #6	$ 14,915
Farmer Mac Bond #7	$ 11,160
Farmer Mac Bond #8A	$ 41,700
Farmer Mac Bond #8B	$ 5,100
Farmer Mac Bond #9	$ 6,600

Totals	$ 187,225	$ 290,109	$ 16,753	$ 306,862	$ 10,007	$ 719	$ 290,828	$ 26,760	$ 317,589	1,668

(a) The aggregate basis for U.S. federal income tax purposes is $273,093.
(b) Farm is part of a collateral pool for the $26,650 First Midwest Bank note.
(c) Farm is part of a collateral pool for the $20,700 Farmer Mac Bond #1.
(d) Farm is part of a collateral pool for the $5,460 Farmer Mac Bond #2.
(e) Farm is part of a collateral pool for the $10,680 Farmer Mac Bond #3.
(f) Farm is part of a collateral pool for the $13,400 Farmer Mac Bond #4.
(g) Farm is part of a collateral pool for the $30,860 Farmer Mac Bond #5.
(h) Farm is part of a collateral pool for the $14,915 Farmer Mac Bond #6.
(i) Farm is part of a collateral pool for the $11,160 Farmer Mac Bond #7.
(j) Farm is part of a collateral pool for the $41,700 Farmer Mac Bond #8A.
(k) Farm is part of a collateral pool for the $5,100 Farmer Mac Bond #8B.
(l) Farm is part of a collateral pool for the $6,600 Farmer Mac Bond #9.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(In Thousands)

	Years Ended December 31,
	2015	2014	2013

Real estate:
Balance at beginning of year	$166,493	$38,806	$37,156
Additions during period
Additions through construction of improvements	7,722	46	503
Disposition of improvements	(6)	(9)	—
Non cash acquisitions	—	—	—
Acquisitions through business combinations	143,380	127,650	1,147
Balance at end of year	$317,589	$166,493	$38,806

Accumulated depreciation:
Balance at beginning of year	$777	$450	$302
Disposition of improvements	(1)	(2)	—
Additions charged to costs and expenses	892	329	148
Balance at end of year	$1,668	$777	$450

Real Estate balance per schedule	317,589
Construction in progress	286
Other non-real estate	33
Balance per consolidated balance sheet	317,908

Accumulated depreciation per schedule	1,668
Other non-real estate	3
Balance per consolidated balance sheet	1,671