Form 10-Q
period 2016-03-31
Farmland Partners Inc.
filed 2016-05-10
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of May 9, 2016, 12,071,250 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2016

Farmland Partners Inc.

Combined Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(Unaudited)

(in thousands except par value and share data)

	March 31,	December 31,
	2016	2015
ASSETS
Land, at cost	$524,285	$290,828
Grain facilities	5,447	4,830
Groundwater	7,767	6,333
Irrigation improvements	13,851	11,909
Drainage improvements	2,755	1,641
Permanent plantings	1,845	1,168
Other	1,363	913
Construction in progress	603	286
Real estate, at cost	557,916	317,908
Less accumulated depreciation	(1,988)	(1,671)
Total real estate, net	555,928	316,237
Deposits	264	765
Cash	35,732	23,514
Notes and interest receivable, net	2,760	2,812
Deferred offering costs	267	267
Accounts receivable, net	1,721	703
Inventory	225	249
Other	941	407
TOTAL ASSETS	$597,838	$344,954

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$289,604	$187,074
Dividends payable	2,404	2,060
Accrued interest	1,539	681
Accrued property taxes	923	764
Deferred revenue (See Note 2)	12,045	4,854
Accrued expenses	1,361	1,292
Total liabilities	307,876	196,725

Commitments and contingencies (See Note 6 and Note 8)

Redeemable non-controlling interests in operating partnership, common units	9,519	9,695
Redeemable non-controlling interests in operating partnership, preferred units	117,283	—

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 12,072,321 shares issued and outstanding at March 31, 2016, and 11,978,675 shares issued and outstanding at December 31, 2015	118	118
Additional paid in capital	118,171	114,783
Retained earnings (deficit)	(695)	659
Cumulative dividends	(8,728)	(7,188)
Non-controlling interests in operating partnership	54,294	30,162
Total equity	163,160	138,534
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$597,838	$344,954

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the three months ended March 31, 2016 and 2015

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
OPERATING REVENUES:
Rental income (See Note 2)	$4,417	$2,030
Tenant reimbursements	69	73
Other revenue	206	—
Total operating revenues	4,692	2,103

OPERATING EXPENSES
Depreciation and depletion	317	173
Property operating expenses	440	200
Acquisition and due diligence costs	57	11
General and administrative expenses	1,526	875
Legal and accounting	367	268
Other operating expenses	89	—
Total operating expenses	2,796	1,527
OPERATING INCOME	1,896	576

OTHER (INCOME) EXPENSE:
Other income	(28)	—
Interest expense	3,854	773
Total other expense	3,826	773

NET LOSS	(1,930)	(197)

Net loss attributable to non-controlling interests in operating partnership	475	40
Net loss attributable to redeemable non-controlling interests in operating partnership	101	—

Net loss attributable to the Company	$(1,354)	$(157)

Nonforfeitable distributions allocated to unvested restricted shares	(30)	(25)
Distributions on redeemable non-controlling interests in operating partnership, common units	(113)	—
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(283)	—

Net loss available to common stockholders of Farmland Partners Inc.	$(1,780)	$(182)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$(0.15)	$(0.02)
Diluted net income (loss) available to common stockholders	$(0.15)	$(0.02)
Basic weighted average common shares outstanding	11,834	7,530
Diluted weighted average common shares outstanding	11,834	7,530

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,930)	$(197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	317	173
Amortization of discounts/premiums on debt	200	60
Amortization of net origination fees related to notes receivable	(3)	—
Amortization of below market leases	(43)	—
Stock based compensation	243	239
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,018)	157
Decrease in interest receivable	4	—
Increase in other assets	(192)	(66)
Decrease in inventory	24	—
Increase in accrued interest	857	257
Increase (decrease) in accrued expenses	9	(259)
Increase in deferred revenue	7,234	4,549
Increase in accrued property taxes	78	37
Net cash provided by operating activities	5,780	4,950
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(93,187)	(11,162)
Real estate improvements	(698)	(2,073)
Principal receipts on notes receivable	50	—
Net cash used in investing activities	(93,835)	(13,235)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	159,000	—
Repayments on mortgage notes payable	(56,000)	(6,102)
Payment of debt issuance costs	(667)	(42)
Dividends on common stock	(1,527)	(897)
Distributions to non-controlling interests in operating partnership	(533)	(226)
Net cash provided by (used in) financing activities	100,273	(7,267)
NET INCREASE (DECREASE) IN CASH	12,218	(15,552)
CASH, BEGINNING OF PERIOD	23,514	33,736
CASH, END OF PERIOD	$35,732	$18,184
Cash paid during period for interest	$2,804	$456

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Distributions payable, common	$2,404	$1,130
Distributions payable, preferred	$283	$—
Additions to real estate improvements included in accrued expenses	$51	$240
Financing fees included in accrued expenses	$3	$61
Issuance of equity from non-controlling interests in operating partnership in conjunction with acquisitions	$145,826	$—
Deposits included in accrued expenses	$—	$40
Issuance of common stock in conjunction with acquisition	$—	$713
Real estate acquisition costs included in accrued expenses	$6	$240
Property tax liability assumed in acquisitions	$80	$3

See accompanying notes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of March 31, 2016, the Company owned a portfolio of 255 farms, as well as 13 grain storage facilities, which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2016, the Company owned a 40.4% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A common units of limited partnership interest in the Operating Partnership (“OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred units”)).

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

The Company elected  to be taxed as a real estate investment trust, (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business on 641 acres of farmland owned by the Company and located in Nebraska.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements for the periods ended March 31, 2016 and 2015 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s financial condition as of March 31, 2016 and December 31, 2015 and the results of operations for the three months ended March 31, 2016 and 2015, reflect the financial condition and results of operations of the Company.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three months ended March 31, 2016 and 2015 is unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements for the three months ended March 31, 2016 and 2015 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2016.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of actual operating results for the entire year ending December 31, 2016.

The combined consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When the Company acquires farmland that was previously operated as a rental property, the Company evaluates whether a lease is in place or a crop is being produced at the time of closing of the acquisition. If a lease is in place or a crop is being produced, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations, as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as an asset acquisition with the transaction costs incurred capitalized to the assets acquired. When the Company acquires farmland in a sale-lease back transaction, the Company accounts for the transaction as an asset acquisition.

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

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying combined consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of March 31, 2016, all below market leases had been fully amortized, with amortization totaling $43,085 recorded in the three months ended March 31, 2016. There were no below market leases or related amortization recorded during the three months ended March 31, 2015, and no above market leases at March 31, 2016 and March 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition in accordance with GAAP.  If the asset acquisition is abandoned, the capitalized asset acquisition costs will be expensed to acquisition and due diligence costs in the period of abandonment in which the acquisition is abandoned.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The Company expenses costs of repairs and maintenance as such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

	Years

Grain facilities	10	-	50
Irrigation improvements	2	-	40
Drainage improvements	23	-	65
Groundwater	3	-	50
Permanent plantings	13	-	23
Other	5	-	40

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

Cash

The Company’s cash at March 31, 2016 and December 31, 2015 was held in the custody of two financial institutions. The Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company or its predecessor in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the three months ended March 31, 2016, $669,161,  in costs were incurred in conjunction with the MetLife Term Loans and the MSD Bridge Loan (as defined below) (see “Note 7—Mortgage Notes and Bonds Payable”). During the three months ended March 31, 2016, the Company paid 4% of the principal amount of the MSD Bridge Loan, or $2,120,000 as additional interest in the form of a discount on issuance.  During the three months ended March 31, 2015, $103,215 in costs were incurred in conjunction with the issuance of two bonds under the Farmer Mac Facility (See “Note 7—Mortgage Notes and Bonds Payable”).  Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $223,211 and $47,964 for the three months ended March 31, 2016 and 2015, respectively.  The Company wrote off $6,209 and $12,300 in deferred financing fees in conjunction with early repayment of debt during the three months ended March 31, 2016 and 2015, respectively.  Accumulated amortization of deferred financing fees was $539,694 and $310,274 as of March 31, 2016 and December 31, 2015, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each statement of financial position date. As of March 31, 2016, the Company had two outstanding notes under the FPI Loan Program (as defined below) (see “Note 6—Notes Receivable”) and have designated each of the notes receivable as held-to-maturity based on the Company’s intent and ability to hold the security until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within the Company’s combined consolidated statements of operations. See “Note 6—Notes Receivable.”

Allowance for Note and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off.  As of March 31, 2016, the Company believes the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest.   There were no notes receivable that were past due at March 31, 2016 and December 31, 2015.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of the offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0 and $30,360 in offering costs during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had $267,253 in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or actual offerings of securities.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The provision is charged against revenue if the provision is established in the same period as the receivable and corresponding revenue was recognized.  If the receivable and corresponding revenue was recorded in a prior period the provision is charged against operating expenses.  The allowance for doubtful accounts was $78,186 as of March 31, 2016 and December 31, 2015.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the combined consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. Growing crop consists primarily of land preparation, cultivation, irrigation

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. During the quarter ended March 31, 2016, cost of harvested crop sold totaled $88,899 and is included in other operating expenses on the statement of operations.  There was no cost of harvested crops sold for the quarter ended March 31, 2015.

Harvested crop inventory includes costs accumulated during both the growing and harvesting phases.  Growing crop inventory includes costs accumulated during the current crop year for crops which have not been harvested.   Both harvested and growing crop are stated at the lower of cost or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition.  Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

Inventory consisted of the following:

(in thousands)
	March 31, 2016	December 31, 2015
Harvested crop	$159	$243
Growing crop	23	—
Fertilizer and pesticides	43	6
	$225	$249

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

Leases in place as of March 31, 2016 had terms ranging from one to five years.  As of March 31, 2016, the Company had 17 leases with renewal options and five leases with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all at the time the acquisition is completed.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds, a percentage of harvested crops, or a fixed crop quantity at a fixed price. As of March 31, 2016, a majority of such leases provided for a rent payment determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain facility that grain has been delivered or when the tenant has notified the Company of the total amount of gross farm proceeds, the excess amount to be received over the guaranteed insurance minimums is recorded as revenue.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

property tax as property operating expense, as incurred. When a lease requires that the tenant pay the taxing authority directly, the Company does not incur this cost.  If and when it becomes probable that a tenant will not be able to bear the property-related costs, the Company will accrue the estimated expense.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility and title has transferred.  Revenues from the sale of harvested crops totaling $149,283 were recognized during the three month ended March 31, 2016, with no revenues recognized in 2015’s comparable period. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

      The Company recognizes interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in operating revenues as a component of other revenue in the Company’s Combined Consolidated Statements of Operations.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company incurred no income tax expense for the three months ended March 31, 2016 and 2015.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized after consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was no taxable income from the TRS for the three months ended March 31, 2016 and 2015, and at March 31, 2016 and December 31, 2015, the Company did not have any deferred tax assets or liabilities.

The Company performs quarterly reviews for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At March 31, 2016 and December 31, 2015, the Company did not identify any uncertain tax positions.

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

Derivatives and Hedge Accounting

The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchases or normal

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchases and normal sales designation requirements. All contracts entered into during the three months ended March 31, 2016 and the year ended December 31, 2015 met the criteria to be exempt from derivative accounting and have been designated as normal purchase and sales exceptions for hedge accounting.

Segment Reporting

The Company’s chief operating decision maker does not evaluate performance on a farm-specific or transactional basis and does not distinguish the Company’s principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares (“participating securities” as defined in “Note 9—Stockholders’ Equity and Non-controlling Interests”).  Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that OP units or Preferred units are redeemed for shares of common stock of the Company.  No adjustment is made for shares that are anti-dilutive during a period.

Non-controlling Interests

The Company’s non-controlling interests represent interests in the Operating Partnership not owned by the Company. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are contingently redeemable solely for cash (unless stockholder approval is obtained to redeem for shares of common stock) one year after issuance or deemed probable to eventually become redeemable and which have redemption features outside of its control, as redeemable non-controlling interests in the mezzanine section of the combined consolidated balance sheets. For the non-controlling interests represented by OP units, the Company has elected to accrete the change in redemption value subsequent to issuance and during the respective 12-month holding period, after which point the OP units will be marked to redemption value at the end of each reporting period.   The redeemable non-controlling interests represented by Preferred units are carried at their liquidation preference plus accrued and unpaid cumulative dividends. The Preferred units, after the 10th anniversary of the initial issuance, are redeemable and convertible without action or approval of the General Partner or the Partnership. The majority of the Company’s non-controlling interests, which are redeemable for cash or shares of the Company’s common stock at the Company’s option, are reported in the equity section of the Company’s combined consolidated balance sheets. The amounts reported for non-controlling interests on the Company’s combined consolidated statements of operations represent the portion of income or losses not attributable to the Company.

Stock Based Compensation

 From time to time, the Company may award restricted shares of its common stock under the Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”).  The shares of restricted stock issued to officers, employees and non-employee directors vest over a period of time as determined by the Company’s board of directors at the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  The Company recognizes expense related to nonvested shares granted to non-employee consultants over the period that services are performed.  The change in fair value of the shares to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the combined consolidated statements of operations.  As a result of changes in the fair value of the nonvested shares, the Company recorded a decrease in stock based compensation of $11,792 for the three months ended March 31, 2016 and a $34,343 increase for the three months ended March 31, 2015.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

New or Revised Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) . ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of these standards and has not yet determined the impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. On January 1, 2016, the Company adopted ASU 2015-02.  The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Parent Company. As the Operating Partnership is already consolidated in the balance sheets of the Parent Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company elected to early adopt the provisions of ASU 2015-03. The Company had unamortized deferred financing fees of $820,711 and $380,970 as of March 31, 2016 and December 31, 2015, respectively. These costs have been classified as a reduction of mortgage notes and bonds payable, net. All periods presented have been retroactively adjusted.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). The amendments require that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated sales price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-15 is effective for annual periods beginning after

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

December 15, 2015, but early adoption is permitted. The Company adopted ASU 2015-15 in the quarterly period ended March 31, 2016.  The Company did not have any debt issuance costs related to a line-of-credit arrangement as of March 31, 2016 and December 31, 2015 and thus, the adoption of ASU 2015-15 did not have an effect on the Company’s combined consolidated financial statement or financial covenants.

In September 2015, the FASB issued ASU No. 2015-16,  Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”) pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  The Company adopted the guidance effective for the quarterly period ended December 31, 2015.  In the fourth quarter of 2015 the Company had two purchase price allocation adjustments which resulted in a $42,578 decrease in land and a corresponding increase in other assets in addition to a $688 decrease in depreciation expense and accumulated depreciation.  The Company has several business combinations which are still within the measurement period and could result in future adjustments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has an operating lease arrangement for which it is the lessee. Topic 842 supersedes the previous leases standard, Topic 840 Leases.  The standard is effective on January 1, 2019, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined its impact on the Company’s combined consolidated financial statements.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 2—Revenue Recognition

For the majority of its leases the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remainder of the lease payment due in the second half of the year. As such, the rental income received is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2016 and December 31, 2015, the Company had $12,044,816 and $4,853,837, respectively, in deferred revenue. There were no unamortized below market leases at March 31, 2016 and $43,085 in below market leases included in deferred revenue at December 31, 2015.

The following sets forth a summary of the cash rent received during the three months ended March 31, 2016 and 2015 and the rental income recognized for the three months ended March 31, 2016 and 2015:

	Cash rent received		Rental income recognized
	For the three months ended		For the three months ended
	March 31,		March 31,
(in thousands)	2016	2015	2016	2015

Leases in effect at the beginning of the year	$7,379	$5,159	$3,582	$1,737
Leases entered into during the year	3,413	1,367	835	293

	$10,792	$6,526	$4,417	$2,030

Future minimum lease payments from tenants under all non-cancelable leases in place as of March 31, 2016, including lease advances, when contractually due, but excluding tenant reimbursement of expenses for the remainder of 2016 and each of the next four years as of March 31, 2016 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments

Remaining nine months of 2016	$10,885
2017	15,857
2018	11,635
2019	2,928
2020	509
$41,814

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 3—Concentration Risk

Credit Risk

      For the three months ended March 31, 2016 and 2015 the Company had certain tenant concentrations as presented in the table below.  Astoria Farms and Hough Farms were considered related parties for the three months ended March 31, 2015 (see ‘‘Note 4—Related Party Transactions’’).  If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.  The following is a summary of the Company’s significant tenants:

(in thousands)	Rental income recognized				Cash rent received
	For the three months ended				For the three months ended
	March 31,				March 31,
	2016		2015		2016		2015
Astoria Farms	$126	2.9%	$547	26.9%	$—	-%	$2,188	33.5%
Hough Farms	492	11.1%	123	6.1%	—	-%	529	8.1%
Justice Family Farms (1)	1,398	31.6%	—	—	4,297	39.8%	—	-%
Hudye Farms tenant A	202	4.6%	202	9.9%	—	-%	678	10.4%
	$2,218	50.2%	$872	42.9%	$4,297	39.8%	$3,395	52.0%

(1)	The Justice farms were acquired in two separate transactions that closed on December 22, 2014 and June 2, 2015.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2016 and 2015 and rental income recorded by the Company for the three months ended March 31, 2016 and 2015 by location of the farms:

	Approximate % of total acres		Rental Income
	As of March 31,		For the three months ended March 31,
Location of Farm	2016	2015	2016	2015

Illinois	26.4%	11.6%	21.7%	27.8%
Colorado	19.0%	39.3%	14.8%	25.6%
Other	15.7%	5.4%	6.0%	5.7%
North Carolina	10.4%	—%	27.4%	—%
Arkansas	9.7%	16.4%	7.1%	9.2%
South Carolina	9.3%	14.8%	12.5%	18.8%
Nebraska	5.5%	6.8%	8.1%	7.2%
Mississippi	4.0%	5.7%	2.4%	5.7%
	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

As of March 31, 2016 and 2015, 6% and 16%, respectively, of the acres in the Company’s farm portfolio were rented to and operated by Astoria Farms or Hough Farms, both of which were related parties prior to December 31, 2015.  Astoria Farms is a partnership in which Pittman Hough Farms LLC (“Pittman Hough Farms”), which was previously 75% owned by Mr. Pittman, had a 33.34% interest. The balance of Astoria Farms was held by limited partnerships in which Mr. Pittman previously was the general partner. Hough Farms is a partnership in which Pittman Hough Farms previously had a  25% interest. Effective as of December 31, 2015, Mr. Pittman neither owns any direct or indirect interest in, nor has control of, either Astoria Farms or Hough Farms. The aggregate rent recognized by the Company for these entities for the three months ended March 31, 2016, and 2015 was $617,959 and $670,429, respectively.

American Agriculture Corporation (‘‘American Agriculture’’) is a Colorado corporation that was previously 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company.  Effective as of December 31, 2015, Mr. Pittman does not own any interest in American Agriculture and American Agriculture is no longer a related party.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The Company reimbursed American Agriculture $0 and $16,816 for general and administrative expenses during the three months ended March 31, 2016  and 2015, respectively, which are included in general and administrative expenses in the combined consolidated statements of operations.

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane for business purposes.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  During the three months ended March 31, 2016, the Company incurred costs of $47,053 which were reimbursable to American Ag Aviation for use of the aircraft in accordance with the lease agreement.  These costs were recognized based on the nature of the associated use, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s combined consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s combined consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s combined consolidated statements of operations.

On April 1, 2015, the TRS and Hough Farms entered into a custom farming arrangement, pursuant to which Hough Farms performs custom farming on 641 acres owned by the Company located in Nebraska and Illinois.  During the three months ended March 31, 2016, the Company incurred $1,250 in custom farming costs, which are included in inventory in the combined consolidated balance sheets.  As of March 31, 2016 and December 31, 2015, the Company owed Hough Farms $0 and $11,946, respectively for fungicide application related costs, which are included in accrued expenses in the combined consolidated balance sheet.

Note 5—Real Estate

As of March 31, 2016, the Company owned 255 separate farms, as well as 13 grain storage facilities.

During the three months ended March 31, 2016, the Company acquired the following farms:

(in thousands except acre)			Total
		Date	approximate	Purchase	Acquisition
Acquisition / Farm	State	acquired	acres	price	costs	Type of acquisition

Knowles	Georgia	1/12/2016	608	$1,202	$2	Asset Acquisition
Borden	Michigan	1/21/2016	265	1,630	—	Business Combination
Reinart Farm	Texas	1/27/2016	2,056	6,117	1	Asset Acquisition
Chenoweth	Illinois	2/26/2016	40	371	—	Asset Acquisition
Forsythe Farms (1)	Illinois	3/2/2016	22,128	197,145	1,321	Asset Acquisition
Knight	Georgia	3/11/2016	208	624	3	Asset Acquisition
Gurga	Illinois	3/24/2016	80	667	—	Asset Acquisition
Condrey	Louisiana	3/31/2016	7,400	31,764	14	Asset Acquisition
			32,785	$239,520	$1,341

(1)

This acquisition closed on March 2, 2016.  The purchase price of the property was comprised of (a) $50.0 million in cash, (b) an aggregate of 2,608,695 OP Units valued at $11.05 per OP Unit and (c) 117,000 Preferred units.   See “Note 9 – Stockholders’ Equity and Non-controlling Interests”.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

During the three months ended March 31, 2015, the Company acquired the following farms:

(in thousands except acres)			Total
		Date	approximate	Purchase	Acquisition
Acquisition / Farm	State	acquired	acres	price	costs	Type of acquisition

Swarek	Mississippi	1/14/2015	850	$3,512	$6	Asset acquisition
Stonington Bass	Colorado	2/18/2015	997	2,080	1	Business combination
Benda Butler	Nebraska	2/24/2015	73	606	1	Asset acquisition
Benda Polk	Nebraska	2/24/2015	123	861	2	Asset acquisition
Timmerman (1)	Colorado	3/13/2015	315	2,026	0	Asset acquisition
Cypress Bay	South Carolina	3/13/2015	502	2,303	4	Asset acquisition
			2,860	$11,388	$14

(1)	On March 13, 2015, the Company issued 63,581 shares of common stock (with a fair value of $712,743 as of the date of closing) as partial consideration for the acquisition of the Timmerman farm.

The preliminary allocation of purchase price for the farms acquired during the three months ended March 31, 2016 are as follows:

(in thousands)	Land	Groundwater	Irrigation improvements	Permanent plantings & other	Timber	Accrued property taxes	Total

Borden	$779	$—	$63	$788	$—	$—	$1,630
Knowles	795	—	65	—	342	—	1,202
Reinart Farm	4,188	1,434	495	—	—	—	6,117
Chenoweth	371	—	—	—	—	—	371
Forsythe Farms	195,590	—	1,277	357	—	(79)	197,145
Knight	482	—	142	—	—	—	624
Gurga	668	—	—	—	—	(1)	667
Condrey	30,584	—	557	623	—	—	31,764
	$233,457	$1,434	$2,599	$1,768	$342	$(80)	$239,520

The allocation of the purchase price for the farms acquired during the three months ended March 31, 2016 is preliminary and may change during the measurement period if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

The allocation of purchase price for the farms acquired during the three months ended March 31, 2015 are as follows:

(in thousands)	Land	Groundwater	Irrigation improvements	Permanent plantings & other	Timber	Accrued property taxes	Total

Swarek	$3,471	$—	$41	$—	$—	$—	$3,512
Stonington Bass	1,995	—	80	5	—	—	2,080
Benda Butler	607	—	—	—	—	(1)	606
Benda Polk	862	—	—	—	—	(1)	861
Timmerman	1,365	626	37	—	—	(2)	2,026
Cypress Bay	1,959	—	276	68	—	—	2,303
	$10,259	$626	$434	$73	$—	$(4)	$11,388

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the dates of acquisition. The real estate acquired in business combinations during the three months ended March 31, 2016 contributed $27,519 to total revenue and $8,405 to net loss (including related real estate acquisition costs of $260) for the three months ended March 31, 2016.  The real estate acquired during the three months ended March 31, 2015 contributed $0 to total revenue and $2,471 to net loss (including related real estate acquisition costs of $1,277) for the three months ended March 31, 2015.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

      During the three months ended March 31, 2016, the Company accounted for the Borden farm as a business combination.  However, as the farm was owner occupied historical results were not available and the Company has not included unaudited pro forma financial information reflecting the pro forma results as if the farm had been acquired on January 1, 2015.

      During the three months ended March 31, 2015, the Company accounted for the Stonington Bass farm as a business combination.  However, as historical results for the farm were not available the Company has not included unaudited pro forma financial information reflecting the pro forma results as if the farm had been acquired on January 1, 2014.

Note 6—Notes Receivable

      In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company's business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. These loans are collateralized by farm real estate and are expected to be in principal amounts of $500,000 or more at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.  Notes receivable are stated at their unpaid principal balance, and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

(in thousands)		Principal Outstanding as of				Maturity
Loan	Payment Terms	March 31, 2016		December 31, 2015		Date
Mortgage Note	Principal & interest due at maturity	$1,800	(1)	$1,800		1/15/2017	(1)
Mortgage Note	Year 1 interest paid at note issuance, with remaining principal & interest due at maturity	980		980		10/30/2017
Term Note	Principal & interest due at maturity	-		50		2/2/2016	(3)
Total outstanding principal		2,780		2,830
Points paid, net of direct issuance costs		(8)		(10)
Net prepaid interest		(12)	(2)	(8)	(2)
Total notes and interest receivable		$2,760		$2,812

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  The Company has a commitment to fund an additional $200,000 under this note, subject to the borrower satisfying certain requirements.

(2)

Includes prepaid interest of $42,685, net of $30,400 of accrued interest receivable at March 31, 2016, and prepaid interest of $60,025, net of $52,244 of accrued interest receivable at December 31, 2015.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of March 31, 2016 and December 31, 2015, the fair value of the notes receivable were $2,796,158 and $2,842,145, respectively.

Note 7—Mortgage Notes and Bonds Payable

As of March 31, 2016 and December 31, 2015, the Company had the following indebtedness outstanding:

									Book
			Annual						Value of
(in thousands)			Interest						Collateral
			Rate as of	Principal Outstanding as of				Maturity	as of
Loan	Payment Terms	Interest Rate Terms	March 31, 2016	March 31, 2016		December 31, 2015		Date	March 31, 2016

First Midwest Bank	Annual Interest/quarterly interest	Greater of LIBOR + 2.59% or 2.80%	3.02%	$650	(1)	$650	(1)	June 2016	$1,142
First Midwest Bank	Annual Interest/quarterly interest	Greater of LIBOR + 2.59% or 2.80%	3.02%	26,000	(1)	26,000	(1)	June 2016	23,979
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700		20,700		September 2017	31,727
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460		5,460		October 2017	8,998
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680		10,680		November 2017	10,671
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400		13,400		December 2017	23,542
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860		30,860		December 2017	52,680
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915		14,915		April 2025	20,072
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160		11,160		April 2025	18,172
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700		41,700		June 2020	80,809
Farmer Mac Bond #8B	(3)	Libor + 1.80%	1.98%	2,100	(2)	5,100		May 2016	—
Farmer Mac Bond #9B	Semi-annual interest only	3.35%	3.35%	6,600		6,600		July 2020	9,788
MetLife Term Loan #1	Semi-annual interest only	Greater of LIBOR + 1.75% or 2% adjusted every 3 years	2.38%	90,000		—		March 2026	197,261
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every 3 years	2.66%	—	(4)	—		March 2026	—
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every 3 years	2.66%	16,000		—		March 2026	31,764
Total outstanding principal				290,225		187,225			$510,605
Debt issuance costs				(821)		(381)
Unamortized premium				200		230
Total mortgage notes and bonds payable, net				$289,604		$187,074

(1)	Messrs. Pittman and Hough unconditionally agreed to jointly and severally guarantee $11.0 million.
(2)	The $2.1 million bond is cross collateralized with the $41,700 bond. The $2.1 million was paid in full in May 2016.
(3)

Bond is an amortizing loan with monthly principal payments that commenced on October 2, 2015 and monthly interest payments that commenced on July 2, 2015, with all remaining principal and outstanding interest due at maturity.

(4)	The $21.0 million available under this term loan had not been funded as of March 31, 2016.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

First Midwest Bank Indebtedness

      On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement, which was subsequently amended on February 24, 2015, July 24, 2015 and March 6, 2016 (the “FMW Loan Agreement”).  Using proceeds from the MetLife Term Loans, as described below, this indebtedness was paid in full, including accrued interest, on April 14, 2016.  The FMW Loan Agreement provided for loans in the aggregate principal amount of approximately $30,780,000 with collateral consisting of real estate and related farm rents.

Farmer Mac Facility

The Company and the Operating Partnership are parties to the Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015 and amended as of June 2, 2015 and August 3, 2015 (the “Bond Purchase Agreement”), with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of $165.0 million.  Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by the Company. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below.  Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

As of March 31, 2016 and December 31, 2015, the Operating Partnership had approximately $157.6 million and approximately $160.6 million outstanding, respectively, under the Farmer Mac Facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%;  a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth of $96,268,417. The Company was in compliance with all applicable covenants at March 31, 2016.

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

Bridge Loan Agreement

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the three months ended March 31, 2016, the Company paid debt issuance costs on the Bridge Loan totaling $173,907 and interest totaling $2,271,867, of which $2,120,000, or 4% of the Bridge Loan's principal amount, considered additional interest paid as discount on issuance, both of which were accrued and paid during

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

the period.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

Interest on the Bridge Loan was payable in cash monthly and accrued at a rate of LIBOR plus 3.00% per annum. In addition, under the Bridge Loan Agreement, the Bridge Borrower paid an additional one-time interest charge of 4.00% of the loan amount.

In connection with the Bridge Loan, on February 29, 2016, the Company and the Operating Partnership entered into a guaranty whereby the Company and the Operating Partnership jointly and severally agreed unconditionally to guarantee all of the Bridge Borrower’s obligations under the Bridge Loan.

MetLife Term Loans

      On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “MetLife Loan Agreement”) with MetLife, which provides for a total of $127.0 million of term loans, comprised of (i) a $90.0 million term loan (“Term Loan 1”), (ii) a $21.0 million term loan (“Term Loan 2”) and (iii) a $16.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “MetLife Term Loans”). The proceeds of the MetLife Term Loans were used to repay existing debt (including amounts outstanding under the existing Bridge Loan), to acquire additional properties and for general corporate purposes. Each MetLife Term Loan matures on March 29, 2026 and is collateralized by first lien mortgages on certain of the Company’s properties.

      Interest on Term Loan 1 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 initially bears interest at a rate of 2.38% per annum until June 29, 2016. Subject to certain conditions, the Company may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, the Company may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

      Interest on Term Loan 2 and Term Loan 3 is payable in cash semi-annually and accrues at an initial rate of 2.66% per annum, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 2 and Term Loan 3.

      Subject to certain conditions, amounts outstanding under Term Loan 2 and Term Loan 3, as well as any amounts outstanding under Term Loan 1 that are subject to a fixed interest rate, may be prepaid without penalty up to 20% of the original principal amounts of such loans per year or in connection with any rate adjustments. Any other prepayments under the MetLife Term Loans generally are subject to a minimum prepayment premium of 1.00%.

      In connection with the MetLife Term Loans, on March 29, 2016, the Company and the Operating Partnership each entered into a separate guaranty (the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the MetLife Loan Agreement.

      The MetLife Loan Agreement contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants at March 31, 2016.

      The MetLife Loan Agreement includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which,

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that secure the MetLife Term Loans.

Aggregate Maturities

As of March 31, 2016, aggregate maturities of long-term debt for the succeeding years are as follows:

(in thousands)
Year Ending December 31,	Future Maturities

Remaining months of 2016	$28,750
2017	81,100
2018	—
2019	—
2020	48,300
Thereafter	132,075
$290,225

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2016 and December 31, 2015, the fair value of the mortgage notes payable was $280,466,124 and $185,171,599, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced June 1, 2015 and has a current monthly payment of $10,032 increasing to $10,200 in June of 2016.  As of March 31, 2016, future minimum lease payments are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
Remainder of 2016	$91
2017	124
2018	126
2019	74
$415

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

As of March 31, 2016, the Company had the following properties under contract.  These acquisitions closed in the second quarter of 2016 for cash.  The initial accounting for the transactions are not yet complete, making certain disclosures unavailable at this time.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands except for acres)		Total
		approximate
Farm Name	State	acres	Purchase price
Buckelew	Mississippi	624	$2,304
Brett	Georgia	213	575
Powell	Georgia	274	955
		1,111	$3,834

Note 9—Stockholders’ Equity and Non-controlling Interests

The following table summarizes the changes in the Company’s stockholders’ equity and non-controlling interests for the three months ended March 31, 2016:

(in thousands)	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional			Interests in
			Paid-in	Retained	Cumulative	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Partnership	Equity
Balance December 31, 2015	11,979	$118	$114,783	$659	$(7,188)	$30,162	$138,534

Net loss	—	—	—	(1,354)	—	(475)	(1,829)
Grant of unvested restricted stock	96	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	(1)	—	—	—	(1)
Stock based compensation	—	—	244	—	—	—	244
Dividends accrued or paid	—	—	(283)	—	(1,540)	(753)	(2,576)
Issuance of OP units as consideration for real estate acquisition	—	—	—	—	—	28,826	28,826
Adjustment to arrive at redemption value of redeemable non-controlling interests in Operating Partnership	—	—	(38)	—	—	—	(38)
Adjustment to non-controlling interests resulting from changes in ownership of the Operating Partnership	—	—	3,466	—	—	(3,466)	—
Balance at March 31, 2016	12,072	$118	$118,171	$(695)	$(8,728)	$54,294	$163,160

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of March 31, 2016 and December 31, 2015, the Company owned a 40.4% and 74.1%, respectively, interest in the Operating Partnership, and the remaining 59.6% and 25.9% interest, respectively, is included in non-controlling interest in Operating Partnership on the combined consolidated balance sheets.  This non-controlling interest in the Operating Partnership is held in the form of OP units and Preferred units.

On or after 12 months of becoming a holder of OP units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement of the), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each OP unit (subject to anti-dilution adjustments provided in the Partnership Agreement). As of March 31, 2016 and December 31, 2015, there were 1,945,000 outstanding OP units eligible to be tendered for redemption.

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

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem OP units for shares of common stock. When an OP unit is redeemed, non-controlling interest in the Operating Partnership is reduced and stockholders’ equity is increased.

The Operating Partnership intends to make distributions on each OP unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP units held by the Company being utilized to make distributions to the Company’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of the IPO, the July 2014 offering, the July 2015 offering, the issuance of stock compensation, and common stock and OP units issued as partial consideration for certain acquisitions, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the years ended December 31, 2015 and 2014.  During the first three months of 2016 the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $3,466,247.  During the year ended December 31, 2015, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $817,704.

Redeemable Non-controlling Interests in Operating Partnership, Common Units

On June 2, 2015, the Company issued 1,993,709 OP units in conjunction with an asset acquisition. Beginning 12 months after issuance, the OP units may be tendered for redemption for cash, or at the Company’s option, for shares of common stock on a one for one basis up to a maximum of 1,109,985 shares of common stock. The remaining 883,724 OP units (the “Excess Units”) may be redeemed only for cash, unless the Company obtains stockholder approval to redeem such Excess Units with shares of its common stock.  As the tender for redemption of the Excess Units for shares is outside of the control of the Company, these units are accounted for as temporary equity on the combined consolidated balance sheets. The Company has elected to accrete the change in redemption value of Excess Units subsequent to issuance and during the respective 12-month holding period, after which point the units will be marked to redemption value at each reporting period.

Redeemable Non-controlling Interests in Operating Partnership, Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No.1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Preferred units. Under the Amendment, among other things, each Preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

operating partnership, preferred units on the balance sheet with the offset recorded to additional paid in capital.  On March 2, 2016, 117,000 Preferred units were issued as partial consideration in the Forsythe real estate transaction (See “Note 5—Real Estate”).  Upon any voluntary or involuntary liquidation or dissolution, the Preferred units are entitled to a priority distribution ahead of OP units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value as of March 31, 2016 was $117,283,000 including accrued distributions.

On or after March 2, 2026, the tenth anniversary of the closing of the Acquisition (the “Conversion Right Date”), holders of the Preferred units have the right to convert each Preferred unit into a number of OP units equal to (i) the $1,000 liquidation preference plus all accrued and unpaid distributions, divided by (ii) the volume-weighted average price per share of the Company’s common stock for the 20 trading days immediately preceding the applicable conversion date. All OP units received upon conversion may be immediately tendered for redemption for cash or, at the Company’s option, for shares of common stock on a one-for-one basis, subject to the terms and conditions set forth in the Partnership Agreement. Prior to the Conversion Right Date, the Preferred units may not be tendered for redemption by the Holder.

On or after March 2, 2021, the fifth anniversary of the closing of the Forsythe acquisition, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions.

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

The Preferred units are accounted for as temporary equity on the combined consolidated balance sheet as the units are convertible and redeemable for shares at a fixed and determinable price and date at the option of the holder and upon the occurrence of an event not solely within the control of the Company.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2016:

	Common		Preferred
(in thousands)	Redeemable OP units	Redeemable non-controlling interests	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2015	884	$9,695	—	$—
Issuance of redeemable OP units as partial consideration for real estate acquisition	—	—	117	117,000
Net loss attributable to non-controlling interest	—	(101)	—	—
Distributions to non-controlling interest	—	(113)	—	283
Adjustment to arrive at redemption value of redeemable non-controlling interests in Operating Partnership, common	—	38	—	—
Balance at March 31, 2016	884	$9,519	117	$117,283

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of OP units for the three months ended March 31, 2016 and the year ended December 31, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit

2016	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275

2015	February 25, 2015	April 1, 2015	April 15, 2015	$0.1160
	June 2, 2015	July 1, 2015	July 15, 2015	0.1275
	August 12, 2015	October 1, 2015	October 15, 2015	0.1275
	November 20,2015	January 4, 2016	January 15,2016	0.1275
				$0.4985

Additionally, in conjunction with the 3.00% cumulative preferential distribution on the Preferred units, the Company has accrued $282,750 in distributions payable as of March 31, 2016.  The distributions are payable annually in arrears on January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

Stock Repurchase Plan

On October 29, 2014, the Company announced that its board of directors approved a program to repurchase up to $10,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

fund repurchases under the program using cash on hand. The Company repurchased and retired 2,130 shares of its common stock on August 26, 2015, at an average price of $9.81, plus commissions, and is authorized to repurchase up to an additional $9,979,068 of its common stock under the program. There were no repurchases made during the three months ended March 31, 2016.

Equity Incentive Plan

On May 5, 2015, the Company’s stockholders approved the amendment and restatement of the Plan, which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 615,070 shares (including the 309,000 shares of restricted common stock that have been granted to the Company’s executive officers, certain of the Company’s employees, the Company’s non-executive directors and Jesse J. Hough, the Company’s consultant). As of March 31, 2016, there were 306,070 of shares available for future grant under the Plan.

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

From time to time, the Company may award restricted shares of its common stock under the Plan, as compensation to officers, employees, non-employee directors and non-employee consultants. The shares of restricted stock vest over a period of time as determined by the compensation committee of the Company’s board of directors at the date of grant. The Company recognizes compensation expense for awards issued to officers, employees and non-employee directors for restricted shares of common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.  The Company recognizes compensation expense for awards issued to non-employee consultants in the same period and in the same manner as if the Company paid cash for the underlying services.

A summary of the nonvested shares as of March 31, 2016 is as follows:

		Weighted
(shares in thousands)	Number of	average grant
	shares	date fair value

Nonvested at December 31, 2015	145	$13.87
Granted	97	10.71
Vested	(1)	11.14
Forfeited	(3)	11.15
Nonvested at March 31, 2016	238	$12.63

      For the three months ended March 31, 2016 and 2015, the Company recognized $242,746 and $239,034, respectively, of stock-based compensation expense related to these restricted stock awards.  As of March 31, 2016 and December 31, 2015, there was $3,147,806 and $1,246,683, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.8 years and 1.3, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Loss per Share

The computation of basic and diluted loss per share is as follows:

(in thousands except per share amounts)	For the three months ended
	March 31,
	2016	2015
Numerator:
Net loss attributable to Farmland Partners Inc.	$(1,354)	$(157)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(30)	(25)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, common	(113)	—
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(283)	—
Net loss attributable to common stockholders	$(1,780)	$(182)

Denominator:
Weighted-average number of common shares - basic	11,834	7,530
Conversion of preferred units (1)	—	—
Unvested restricted shares (2)	—	—
Redeemable non-controlling interest (1)	—	—
Weighted-average number of common shares - diluted	11,834	7,530

Loss per share attributable to common stockholders - basic	$(0.15)	$(0.02)
Loss per share attributable to common stockholders - diluted	$(0.15)	$(0.02)

(1)	Anti-dilutive for the three months ended March 31, 2016.
(2)	Anti-dilutive for the three months ended March 31, 2016 and 2015.

Redeemable non-controlling interest includes 883,724 OP units which are redeemable solely for cash, unless stockholder approval is obtained to redeem for shares of common stock. The OP units and any unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations.  The weighted average number of OP units held by the non-controlling interest was 4,153,581 and 0 for the three months ended March 31, 2016 and 2015, respectively. The weighted average number of Excess Units held by the non-controlling interest was 883,724 for the three months ended March 31, 2016.  There were no Excess Units held by the non-controlling interest as of March 31, 2015.

      The outstanding Preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation.   During the first three months of 2016, the weighted average shares outstanding (on an as-if converted to common stock basis) was 3,661,251.  These shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

For the three months ended March 31, 2016 and 2015, diluted weighted average common shares do not include the impact of 159,780 and 214,283 shares, respectively, of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive.

Note 10—Subsequent Events

See “Note 7 – Mortgage Notes and Bonds Payable” for debt issuances and repayments that occurred subsequent to March 31, 2016.

See “Note 8—Commitments and Contingencies” for real estate acquisitions that occurred subsequent to March 31, 2016.

Subsequent to March 31, 2016, the Company entered into purchase agreements with unrelated third parties to acquire the following farms all of which are to be settled for cash:

(in thousands except acres)		Total
		approximate	Purchase
Farm Name	State	acres	Price
Early	Texas	640	$1,800
Unruh	South Carolina	330	1,525
Keanansville	Florida	291	1,600
Missel	Colorado	1,261	1,760
Ulrich	Colorado	142	5,500
Durdan	Illinois	203	1,904
East Chenoweth	Illinois	77	695
		2,944	$14,784

The above acquisitions are expected to close in the second quarter of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

On May 3, 2016, the Company’s board of directors declared a distribution of $0.1275 per share of common stock and OP unit payable on July 15, 2016 to holders of record as of July 1, 2016.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our combined consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities Exchange Commission (“SEC”) on March 15, 2016, which is accessible on the SEC’s website at www.sec.gov.  References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

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

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Quarterly Report we own a 40.4% interest in the limited partnership interest in the Operating Partnership. See Note 9 to our combined consolidated financial statements for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

      As of the date of the Quarterly Report, we own 258 farms with approximately 108,163 total acres and 13 grain storage facilities.  The distribution of farms by state is as follows:

		Total
Location of Farm	# of Farms	Acres
Illinois	156	28,238
Nebraska	29	5,860
Colorado	27	20,151
Arkansas	10	10,415
South Carolina	9	9,925
Georgia	7	2,670
North Carolina	6	11,086
Mississippi	5	4,927
Louisiana	3	9,373
Kansas	2	1,772
Michigan	2	446
Texas	1	2,056
Virginia	1	1,244
	258	108,163

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography crop type and tenants. During the first quarter of 2016, we continued our geographic and crop diversification with acquisitions in one new state, as well as the acquisition of a new blueberry farm.  We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number acres (approximately 641 acres as of March 31, 2016) relying on custom farming contracts with local farm operators.  Additionally, the TRS operates a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing power and create cost savings through bulk orders.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of the leases that are in place as of the date of this Quarterly Report have fixed annual rental payments. Some of our leases have variable rents based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents will help insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants, while making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of 100% of the annual rent, leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year.

Recent Developments

Completed Acquisitions

Since December 31, 2015, we have completed the following 11 acquisitions, all of which were settled for cash with the exception of the Forsythe Farms acquisition.

(in thousands except acres)		Date	Approximate	Purchase
Acquisitions	State	acquired	acres	price

Borden	Michigan	1/21/2016	265	$1,630
Knowles	Georgia	1/12/2016	608	1,202
Reinart Farm	Texas	1/27/2016	2,056	6,117
Chenoweth	Illinois	2/26/2016	40	371
Forsythe Farms (1)	Illinois	3/2/2016	22,128	197,145
Knight	Georgia	3/11/2016	208	624
Gurga	Illinois	3/24/2016	80	667
Condrey	Louisiana	3/31/2016	7,400	31,764
Buckelew	Mississippi	4/4/2016	624	2,304
Brett	Georgia	4/4/2016	213	575
Powell	Georgia	4/6/2016	274	955
			33,896	$243,354

(1)

This acquisition closed on March 2, 2016.  The purchase price of the property was comprised of (a) $50.0 million in cash, (b) an aggregate of 2,608,695 OP units, valued at $11.05 per OP unit and (c) 117,000 Preferred units.  See Note 9—Stockholders’ Equity and non-controlling Interests”.

Properties under Contract

Subsequent to March 31, 2016, we entered into purchase agreements with unrelated third parties to acquire the following farms, all of which are to be settled for cash:

(in thousands except acres)		Total
		approximate	Purchase
Acquisitions	State	acres	price
Early	Texas	640	$1,800
Unruh	South Carolina	330	1,525
Keanansville	Florida	291	1,600
Missel	Colorado	1,261	1,760
Ulrich	Colorado	142	5,500
Durdan	Illinois	203	1,904
East Chenoweth	Illinois	77	695
		2,944	$14,784

The acquisitions are expected to close in the second quarter of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Financing Activity

      On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.

      On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a total of $127.0 million of term loans, comprised of (i) a $90 million term loan (“Term Loan 1”), (ii) a $21.0 million term loan (“Term Loan 2”) and (iii) a $16.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “MetLife Term Loans”). On the same date, we used proceeds from the MetLife Term Loans to repay the Bridge Loan in full.

      On April 14, 2016, we used proceeds from the MetLife Term Loans to repay all amounts outstanding under the Amended and Restated Business Loan Agreement with First Midwest Bank, which was subsequently amended on February 24, 2015, July 24, 2015 and March 6, 2016 (the “FMW Loan Agreement”). See “—Liquidity and Capital Resources.”

FPI Loan Program

We believe that our existing systems and personnel are well suited to source, perform due diligence, close and manage loans under the FPI Loan Program at little or no additional cost to us. We believe that the business of making loans secured by mortgages on farmland is highly complementary to, and synergistic with, our core business of investing in farmland. We generally find potential borrowers during the process of sourcing farm acquisitions. We conduct due diligence on loan collateral the same way we conduct due diligence on potential farm acquisitions, and we screen potential borrowers the same way we screen potential tenants. The FPI Loan Program offering gives us an increased visibility in the marketplace, thereby benefiting our core farmland investing business.

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

Across our entire portfolio, we are experiencing flat to modestly lower rent rates in connection with lease renewals. In order to offer our tenants a better match between cash inflows and outflows, in 2016 a higher portion of our fixed cash leases, as compared to 2015, provides for payment of 50% of a year’s rent after harvest.  We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will continue to compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over more acres. Furthermore, because it is generally customary in the farming industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods when profitability is higher. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in close proximity to their existing operations when they arise, even when the farmer anticipates lower current returns or short-term losses. In addition, because many farmers both own farmland and rent additional farmland from other landowners, we believe that many farmers will choose to subsidize losses on rented land during periods of lower profitability with relatively higher profits generated by land that they own and that has comparatively lower fixed costs.  Due to the short term nature of most of our leases, we believe that a recovery of crop prices and farm profitability will be reflected relatively rapidly in our revenues via increases in rent rates.

Lease Expirations

Farm leases are generally short-term in nature.  Our portfolio, as of March 31, 2016, had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

(in thousands except acres)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents

Remaining nine months of 2016	27,773	29.1%	$5,068	25.1%
2017	12,887	13.5%	3,773	18.7%
2018	43,839	45.9%	8,710	43.0%
2019	8,903	9.3%	2,401	11.9%
2020	2,102	2.2%	273	1.3%
	95,504	100.0%	$20,225	100.0%

As of March 31, 2016, we have 16,408 acres for which lease payments are based on a percentage of farming revenues and 641 acres that are leased to our taxable REIT subsidiary, which are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We currently have eight ancillary lease agreements with terms ranging from one to five years.  These leases are not included in the annual minimum cash rents within the above table.  We expect market rents in the coming year to be consistent with expiring rents.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

The leases for the majority of the properties in our portfolio provide that tenants must pay us at least 50% (and in certain instances 100%) of the annual rent in advance of each spring planting season.  As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year.  We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Some of our leases provide for a reimbursement of the property taxes we pay. We expect that, going forward, a progressively smaller percentage of our leases will provide for such a reimbursement.

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

Real Estate Acquisitions

We account for all acquisitions in accordance with the business combinations standard. When we acquire farmland that was previously operated as a rental property, we evaluate whether a lease is in place or a crop is being produced at the time of closing of the acquisition.  If a lease is in place or a crop is being produced at the time of acquisition, we account for the transaction as a business combination and charge the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as an asset acquisition.  When we acquire farmland in a sale-lease back transaction with newly originated leases entered into with the seller, we account for the transaction as an asset acquisition and capitalize the transaction costs incurred in connection with the acquisition.

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

Real Estate

Our real estate consists of land, groundwater and improvements made to the land consisting of grain facilities, irrigation improvements, other assets and drainage improvements. We record real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred.  We begin depreciating assets when the asset is ready for its intended use.   We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 10-50 years for grain facilities, 2-40 years for irrigation improvements, 23-65 for drainage improvements, 3-50 years for groundwater, 13-23 years for permanent plantings, and 5-40 years for other assets acquired. We periodically evaluate the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

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

Inventory of our TRS

The costs of growing crop are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in our combined consolidated financial statements.  Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period.  Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

Harvested crop inventory includes costs accumulated during both the growing and harvesting phases.  Growing crop inventory includes costs accumulated during the current crop year for crops which have not been harvested.  Both harvested and growing crops are stated at the lower of cost or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition.  Cost of disposition includes broker’s commissions, freight and other marketing costs.

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

Leases in place as of March 31, 2016 had terms ranging from one to five years.  As of March 31, 2016 we had 17 leases with renewal options and five leases with rent escalations. The majority of our leases provide for a fixed cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, we typically receive a partial rent payment or no rent payment at all.

Certain of the our leases provide for a rent payment determined as a percentage of the gross farm proceeds, a percentage of harvested crops, or a fixed crop quantity at a fixed price. As of March 31, 2016, a majority of such leases provided for a rent payment determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain facility that grain has been delivered in our name or when the tenant has notified us of the total amount of gross farm proceeds the excess amount to be received over the guaranteed insurance minimums is recorded as revenue.

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

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in operating revenue as a component of other income in our Combined Consolidated Statements of Operations.

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

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  There was no taxable income from the TRS for the three months ended March 31, 2016 and 2015, and at March 31, 2016 and December 31, 2015, we did not have any deferred tax assets or liabilities.

     We perform a quarterly review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At March 31, 2016 and December 31, 2015, we did not identify any uncertain tax positions.

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

New or Revised Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).   ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of these standards and has not yet determined the impact on the Company’s consolidated financial statements.

      In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. On January 1, 2016, we adopted ASU 2015-02.  The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Parent Company. As the Operating Partnership is already consolidated in the balance sheets of the Parent Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial

      In April 2015, the FASB issued ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. We elected to early adopt the provisions of ASU 2015-03. We had unamortized deferred financing fees of $820,711 and $380,970 as of March 31, 2016 and December 31, 2015, respectively. These costs have been classified as a reduction of mortgage notes and bonds payable, net. All periods presented have been retroactively adjusted.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). The amendments require that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated sales price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

       In August 2015, the FASB issued ASU No. 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, (“ASU 2015-15”),  which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-15 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted ASU 2015-15 in the quarterly period ended March 31, 2016.  The adoption of ASU 2015-15 did not have a material effect on the Company’s combined consolidated financial statement or financial covenants.

      In September 2015, the FASB issued ASU No.2015-16 Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted.  We adopted the guidance effective for the quarterly period ended December 31, 2015.  In the fourth quarter of 2015 we had two purchase price allocation adjustments which resulted in a $42,578 decrease in land and a corresponding increase in other assets in addition to a $688 decrease in depreciation expense and accumulated depreciation.  We have several business combinations which are still within the measurement period and could result in adjustments.

      In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has an operating lease arrangement for which it is the lessee. Topic 842 supersedes the previous leases standard, Topic 840 Leases.  The standard is effective on January 1, 2019, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance.

      In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09).    ASU 2016-09 simplifies the accounting for share-based

payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined its impact on the Company’s combined consolidated financial statements.

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

(in thousands)	For the three months ended March 31,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Rental income	$4,417	$2,030	$2,387	118%
Tenant reimbursements	69	73	(4)	(5)%
Other revenue	206	—	206	NM
Total operating revenues	4,692	2,103	2,589	123%

OPERATING EXPENSES
Depreciation and depletion	317	173	144	83%
Property operating expenses	440	200	240	120%
Acquisition and due diligence costs	57	11	46	418%
General and administrative expenses	1,526	875	651	74%
Legal and accounting	367	268	99	37%
Other operating expenses	89	—	89	NM %
Total operating expenses	2,796	1,527	1,269	83%
OPERATING INCOME	1,896	576	1,320	229%

OTHER (INCOME) EXPENSE:
Other income	(28)	—	(28)	NM %
Interest expense	3,854	773	3,081	399%
Total other expense	3,826	773	3,053	395%

NET LOSS	$(1,930)	$(197)	$(1,733)	880%

NM=Not Meaningful

Our rental income for the period presented was impacted by the twenty acquisitions completed in the last three quarters of 2015 and, to a lesser extent, the eight acquisition completed in the first quarter of 2016. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 93 farms on 49,345 acres.

Total rental income under cash leases for the same-property portfolio decreased to $571,850 for the three months ended March 31, 2016, from $637,891 for the three months ended March 31, 2015, as a result of average annual rent for the same-property portfolio declining year over year to $328 per acre in 2016’s first quarter from $361 in 2015’s comparative period.

Total rental income increased $2.4 million, or 118%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily resulting from the completion of 28 acquisitions completed after March 31, 2015.  For the three months ended March 31, 2016, the average annual cash rent for the entire portfolio increased modestly to $199 per acre from $192 per acre for the same period in 2015.

Although our portfolio grew considerably year-over-year, revenues recognized from tenant reimbursement of property taxes declined 5%. This decline is the result of amending a number of leases to include the property tax amounts in the base rent, thus not requiring a separate reimbursement of this amount.

Other revenues totaled $206,000 during the three months ended March 31, 2016, compared to no other revenues realized in same period in 2015.  The $206,000 recognized in the first three months of 2016 consisted of $149,000 realized on crop sales from our farming operation in the TRS, in addition to $57,000 earned on interest and amortization of net loan fees from the FPI Loan Program.  The TRS was formed in March 2015 with the sales recognized in the first quarter of 2016 representing the first revenues generated by the entity.  The FPI Loan Program was launched in August 2015 and has mortgage notes receivable totaling $2.8 million as of March 31, 2016.

Depreciation and depletion expense increased $144,000, or 83%, for the three months ended March 15, 2016, as compared to the three months ended March 31, 2015, as a result of acquiring approximately $5.8 million in depreciable assets in the last three quarters of 2015 and an additional $6.2 million depreciable assets during the first quarter of 2016.  Additionally, approximately $5.6 million was invested in property improvements during the last three quarters of 2015.

Property operating expenses increased $240,000, or 120%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, of which $199,000 was attributable to properties acquired since March 31, 2015, primarily attributable to property taxes.  The increase in property operating expenses also includes an increase in insurance expense totaling $42,000.

General and administrative expenses increased $651,000, or 74%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the three months ended March 31, 2016, employee compensation expenses increased $443,000, as compared with the same period in 2015, due to an increase in our employee headcount from six employees at the beginning of 2015 to 13 employees at March 31, 2016.  Included in compensation costs is $31,000 for the new employee benefits program which did not exist in the same period of 2015.  During the three months ended March 31, 2016, our public company costs increased $80,000 due to increased investor relations, regulatory and compliance activity, and conference attendance.  Additional increases during the quarter ended March 31, 2016 compared to the prior year were a $73,000 increase in travel and a $25,000 increase in office rent expense.

Legal and accounting expenses increased $99,000, or 37%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as a result of increased costs related to the increased number of transactions, growth of our portfolio and general corporate matters.

Other operating expenses totaling $89,000 during the three months ended March 31, 2016 is related to cost of crop sales on the $149,000 of revenue recognized on crop sales from our farming operation in our TRS.  There were no crop sales or related cost of sales recorded in the three months ended March 31, 2015.

Other income totaled $28,000 for the three months ended March 31, 2016, as compared to no other income realized in the same period of the prior year.  The other income recognized in the three months period March 31, 2016 consisted of $13,000 from timber sales and $15,000 on trading gains.

Interest expense increased by approximately $3.1 million, or 399%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.  We recognized additional interest expense of approximately $2.4 million during the period related to interest and amortization of deferred loan fees associated with the $53.0 million Bridge Loan, as all costs related to the Bridge Loan were both incurred and amortized during the period.  Interest expense increased approximately $712,000 as the result of an increase in our average outstanding borrowings during the quarter, which were $206.3 million during the three months ended March 31, 2016 and $110.5 million for the comparative period in 2015.  These increases were partially offset by the amortization of a premium on our debt of $30,000 during the three months ended March 31, 2016.  We do not believe this increase in interest expense represents a trend because, in the future, we do not intend to enter into short-term financing arrangements like the Bridge Loan which is the primary cause of the increase.  Going forward, we intend to control interest expense by using long-term debt financing arrangements, such as the MetLife Term Loans, which provide for substantially lower interest rates.

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

On February 29, 2016, we closed on the $53.0 million Bridge Loan, the proceeds of which were used to fund the cash portion of the consideration for the Forsythe acquisition.  The Bridge Loan was paid in full, including accrued interest on, March 29, 2016.

       On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into the MetLife Loan Agreement, which provides a total of $127 million of term loans. The proceeds of the MetLife Terms Loans were used to repay existing debt (including amounts outstanding under the existing term loan agreement the Bridge Loan, to acquire additional properties and for general corporate purposes. Each Term Loan matures on March 29, 2026 and is secured by first lien mortgages on certain of the Company’s properties.

Over the remaining nine months of 2016, $28.8 million of our borrowings will mature. In April, we used proceeds from the MetLife Term Loans to pay-off $26.7 million of these maturities.  To satisfy our remaining short-term maturing debt obligations, we intend to utilize a combination of our expected cash flow from operations, proceeds from debt refinancings from prospective lenders and potential equity issuances.  Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects.  We have a substantial amount of indebtedness outstanding which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015, under which we may issue and sell from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million.  This “at-the-market” equity offering program (the “ATM Program”) is intended to provide cost-effective financing alternatives in the capital markets and we intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our recently announced loan program.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our board of directors.

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

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about our company.

Consolidated Indebtedness

First Midwest Bank Indebtedness

In connection with our initial public offering and the related formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the FMW Loan Agreement, which provided for loans in the initial aggregate principal amount of approximately $30,780,000 (together, the “Multi-Property Loan”). The Multi-Property Loan is secured by first mortgages and assignments of rents encumbering 24 of our farms and two of our grain storage facilities. As of March 31, 2016, we had $26.7 million outstanding under the multi-property loan.  The Multi-Property loan was paid in full, including all accrued interest, during April 2016.

Farmer Mac Facility

We entered into the Bond Purchase Agreement with Farmer Mac and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured bond purchase facility that has a maximum borrowing capacity of $165 million. Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below. Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00; and a minimum tangible net worth. We were in compliance with all applicable covenants at March 31, 2016. On August 3, 2015, we amended the Bond Purchase Agreement in order to calculate the fixed charge coverage ratio using our Adjusted EBITDA (as defined in the Bond Purchase Agreement) rather than our EBITDA (as defined in the Bond Purchase Agreement).

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

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.  As of March 31, 2016, we had $157.6 million outstanding under the Farmer Mac Facility.

Bridge Loan Agreement

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership entered into the Bridge Loan Agreement with the Bridge Lender, which provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

Interest on the Bridge Loan was payable in cash monthly and accrued at a rate of LIBOR plus 3.00% per annum.  Additionally, a one-time interest charge of 4.00% of the loan amount was paid as discount on issuance.

In connection with the Bridge Loan, on February 29, 2016, the Company and the Operating Partnership entered into a guaranty whereby the Company and the Operating Partnership jointly and severally agreed unconditionally to guarantee all of the Bridge Borrower’s obligations under the Bridge Loan.

MetLife Term Loans

      On March 29, 2016, five wholly owned subsidiaries  of the Operating Partnership entered into the MetLife Loan Agreement, which provides a total of $127 million of term loans, comprised of (i) a $90 million term loan (“Term Loan 1”), (ii) a $21.0 million term loan (“Term Loan 2”) and (iii) a $16 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “MetLife Term Loans”). The proceeds of the MetLife Term Loans were used to repay existing debt (including amounts outstanding under the existing Bridge Loan agreement) to acquire additional properties and for general corporate purposes. Each Term Loan matures on March 29, 2026 and is secured by first lien mortgages on certain of our properties.

      Interest on Term Loan 1 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 initially bears interest at a rate of 2.38% per annum until June 29, 2016. Subject to certain conditions, we may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, we may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

      Interest on Term Loan 2 and Term Loan 3 is payable in cash semi-annually and accrues at an initial rate of 2.66% per annum, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the our properties securing Term Loan 2 and Term Loan 3.

      Subject to certain conditions, amounts outstanding under Term Loan 2 and Term Loan 3, as well as any amounts outstanding under Term Loan 1 that are subject to a fixed interest rate, may be prepaid without penalty up to 20% of the original principal amounts of such loans per year or in connection with any rate adjustments. Any other prepayments under the Term Loans generally are subject to a minimum prepayment premium of 1.00%.

      In connection with the Term Loans, on March 29, 2016, the Company and the Operating Partnership each entered into a separate guaranty (the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Loan Agreement.

      The MetLife Loan Agreement contains a number of customary affirmative and negative covenants, including the requirement to maintain loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.

      The MetLife Loan Agreement includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that secure the MetLife Term Loans.  As of March 31, 2016 there was $106 million outstanding on the loans with the remaining $21 million funded in April, and the proceeds, along with additional funds on hand, used to pay in full the outstanding indebtedness under the FMW Loan Agreement.  As of March 31, 2016, we were in compliance with all covenants under the MetLife Loan Agreement.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

(in thousands)	For the three months ended March 31,
	2016	2015

Net cash provided by operating activities	$5,780	$4,950
Net cash used in investing activities	$(93,835)	$(13,235)
Net cash provided by (used in) financing activities	$100,273	$(7,267)

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

As of March 31, 2016, we had $35.7 million of cash and cash equivalents compared to $18.2 million at March 31, 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $830,000, primarily as a result of the following:

•	Receipt of $10.7 million in cash rents for the three months ended March 31, 2016, as compared to receiving $6.5 million in cash rents in the three months ended March 31, 2015; offset by the following:
•	An increase in cash paid for interest of $2.3 million for the three months ended March 31, 2016, as compared to the same period of 2015;
•	An increase in operating expenses of approximately $1.1 million for the three months ended March 31, 2015 compared to the same period of 2015.

Cash Flows from Investing Activities

Net cash used for investing activities increased $80.6 million primarily as a result of the following:

•	Completing eight acquisitions in 2016 for aggregate cash consideration of $93.2 million, as compared to $11.2 million in aggregate cash consideration for six acquisitions in 2015;
•	A $1.4 million decrease in investments in real estate improvements during the three months ended March 31, 2016 from $2.1 million in 2015’s three month period, as compared to $698,000 in 2016.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities increased $107.5 million primarily as a result of the following:

•

Borrowings from mortgage notes payable of $159.0 million during the three months ended March 31, 2016 as compared to no borrowings in the prior year’s same period.  Borrowings in 2016 included the $53.0 million Bridge Loan and $106.0 million MetLife loan;

•	Debt payments increasing $49.9 million over the prior year including the pay-off of the $53.0 million Bridge Loan in 2016;
•	Increase in loan fees paid of $625,000 primarily associated with the Bridge Loan in 2016;
•	Increase of $937,000 in dividends paid on common stock and OP units over the prior year.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Crop year revenue adjustment.  In accordance with GAAP, rental payments are recognized as income on a straight-line basis over the terms of the respective leases.  With respect to leases entered into on acquired property, crop year revenue adjustment represents the difference between the pro rata contractual cash revenue for each crop year spread equally over the quarterly periods of ownership (without regard to the date of acquisition within the quarter) and the rent recognized on a straight-line basis in accordance with GAAP.  This application results in income recognition that can differ significantly from the current GAAP accounting.  By adjusting for this item, we believe AFFO provides useful supplemental information reflective of the realized economic impact of our leases on a crop year basis, which is useful in assessing the sustainability of our operating performance.

•

Real estate related acquisition and due diligence costs.  Acquisition and due diligence expenses are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence fees totaled $2.4 million and $81,000 for the quarters ended March 31, 2016 and 2015, respectively.  Acquisition and due diligence fees during the first three months of 2016 included $2.3 million in interest and loan fees associated with the short-term Bridge Loan and Forsythe acquisition as these fees are a non-recurring item.     Included in the $2.3 million of interest and loan fees is only a portion of the interest, approximately $2.1 million, or 4% of the Bridge Loan's principal amount, considered additional interest paid as discount on issuance.  A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio.  Real estate acquisition related audit fees totaled $20,000 and $70,000 for the three months ended March 31, 2016 and 2015, respectively.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improves comparability of our results over each reporting period and of our company with other real estate operators.

•

Stock based compensation.  Stock based compensation is a non-cash expense and therefore, does not correlate with the ongoing operations.  We believe that excluding these costs from AFFO improves comparability of our results over each reporting period and of our company with other real estate operators.

•

Indirect offering costs.  Indirect offering costs are fees for services incurred by the Company to grow and maintain an active institutional investor presence.  As we continue to acquire more farms, our ability to access capital through the equity markets will remain a critical component of our growth strategy.  As of September 30, 2015, we began excluding indirect offering costs from AFFO as we believe it improves comparability of our results over each reporting period and of our company with other real estate operators.

•

Distributions on Preferred units.  Dividends on Preferred units, which are convertible into OP units on or after March 2, 2026, have a fixed and certain impact on our cash flow, thus they are subtracted from FFO.  We believe this improves comparability of our company with other real estate operators.

•

Common shares fully diluted.  In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes shares of common stock, OP units, redeemable OP units and unvested restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company.  The conversion of Preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, thus don’t share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net loss to FFO, AFFO and net loss available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

(in thousands except per share amounts)	For the three months ended March 31,
	2016	2015

Net loss	$(1,930)	$(197)
Depreciation and depletion	317	173
FFO	(1,613)	(24)

Crop year revenue adjustment	1,101	70
Stock based compensation	243	239
Indirect equity offering costs	24	—
Real estate related acquisition and due diligence costs (1)	2,371	81
Distributions on Preferred units	(283)	—
AFFO	$1,843	$366

AFFO per diluted weighted average share data:

AFFO weighted average common shares	17,030	9,689

Net loss available to common stockholders	$(0.15)	$(0.02)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.05	—
Depreciation and depletion	0.02	0.02
Crop year revenue adjustment	0.06	0.01
Stock based compensation	0.01	0.02
Indirect equity offering costs	—	—
Real estate related acquisition and due diligence costs	0.14	0.01
Distributions on Preferred units	(0.02)	—
AFFO per diluted weighted average share	$0.11	$0.04

(1)

Real estate related acquisition and due diligence costs include $2.3 million in interest and loan fees associated with the short-term $53.0 million Bridge Loan as these costs are non-recurring costs incurred in conjunction with the Forsythe farm acquisition.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

(in thousands)	For the three months ended March 31,
	2016	2015

Basic weighted average shares outstanding	11,834	7,530
Weighted average OP units on an as-if converted basis	4,153	1,945
Weighted average unvested restricted stock	159	214
Weighted average redeemable non-controlling interest in operating partnership	884	—
AFFO weighted average common shares	17,030	9,689

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a key financial measure used to evaluate our operating performance but should not be construed as an alternative to operating income, cash flows from operating activities or net income, in each case as determined in accordance with GAAP. EBITDA is not a measure defined in accordance with GAAP. We believe that EBITDA is a standard performance measure commonly reported and widely used by analysts and investors in our industry. However, while EBITDA is a performance measure widely used across several industries, we do not believe that it correctly captures our business operating performance because it includes non-cash expenses and recurring adjustments that are necessary to better understand our business operating performance.  Therefore, in addition to EBITDA, our management uses adjusted EBITDA (“Adjusted EBITDA”), a non-GAAP measure.  A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth in the table below.

We further adjust EBITDA for certain additional items such as crop year revenue adjustment, stock based compensation, indirect offering costs, real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments see AFFO adjustments discussed above) that we consider necessary to understand our operating performance.  As of September 30, 2015, we began excluding indirect offering costs from EBITDA as we believe it improves comparability of our results over each reporting period and of our company with other real estate operators.  We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

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

The following table sets forth a reconciliation of our net loss to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

(in thousands)	For the three months ended March 31,
	2016		2015

Net loss	$(1,930)		$(197)
Interest expense	3,854		773
Income tax expense	—		—
Depreciation and depletion	317		173
EBITDA	$2,241		$749

Crop year revenue adjustment	1,101		70
Stock-based compensation	243		239
Indirect equity offering costs	24		—
Real estate acquisition related acquisition and due diligence costs	77	(1)	81
Adjusted EBITDA	$3,686		$1,139

(1)

Real estate acquisition related acquisition and due diligence costs differ from the amount in the calculation of AFFO due to the non-recurring $2.3 million interest and loan amortization costs on the short-term Bridge Loan, which has been paid in full, and are already included in interest expense in Adjusted EBITDA.

Inflation

All of the leases for the farmland in our portfolio have one- to five-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including taxes, maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because our leases will be renegotiated every one to five years.  We do not believe that inflation has had a material impact on our historical financial position or results of operations

Seasonality

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

At March 31, 2016, approximately $134.7 million, or 46%, of our debt had variable interest rates, of which $106.0 million has interest rates which may be reset every three years starting in March 2019 until maturity in March 2026. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our short-term cash flow would decrease by approximately $288,000 per year.  The impact of a 1% interest rate increase in 2019 and thereafter would decrease the cash flow approximately $1.3 million.  At March 31, 2016, LIBOR was approximately 44 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $600,000 annually.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.Risk Factors.

As of March 31, 2016, There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 29, 2014, our board of directors approved a program to repurchase up to $10,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under the our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. Our repurchase activity for the three months ended March 31, 2016 under the share repurchase program is presented in the following table.

(in thousands)
	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program

January 1, 2016 - January 31, 2016	—	$—	—	$9,979
February 1, 2016 - February 29, 2016	—	—	—	9,979
March 1, 2016 - March 31, 2016	—	—	—	9,979
Total	—	$—	—	$9,979

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

Farmland Partners Inc.

Dated: May 10, 2016	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2016	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP, dated as of March 2, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2016).

10.2

Security Holders Agreement, dated as of March 2, 2016, by and among Farmland Partners Inc., Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P. and Forsythe-Breslow Farms, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2016).

10.3*

Amendment No. 1, dated as of February 22, 2016, to the Contribution Agreement dated as of November 9, 2015, by and among Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P. and Forsythe-Breslow Farms, LLC and FPI Illinois I LLC, FPI Illinois II LLC, Farmland Partners Inc. and Farmland Partners Operating Partnership, LP.

10.4*	Term Loan Agreement, dated as of February 29, 2016, between FPI Illinois I LLC and FPI Illinois II LLC, as borrowers, and MSD FPI Partners, LLC, as lender.
10.5*	Guaranty, dated as of February 29, 2016, by Farmland Partners Inc. and Farmland Partners Operating Partnership, LP as guarantors in favor of MSD FPI Partners, LLC.
10.6*	Third Amendment to Amended and Restated Business Loan Agreement, dated as of March 6, 2016, by and between Farmland Partners Operating Partnership LP and First Midwest Bank.
10.7*

Loan Agreement, dated as of March 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, Cottonwood Valley Land LLC, PH Farms LLC and FPI Properties LLC as borrower and Metropolitan Life Insurance Company as lender.

10.8*	Guaranty, dated as of March 29, 2016, by Farmland Partners Operating Partnership LP in favor of Metropolitan Life Insurance Company.
10.9*	Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*    Filed herewith