Form 10-Q
period 2016-06-30
Farmland Partners Inc.
filed 2016-08-09
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 7, 2016, 14,037,562 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2016

Farmland Partners Inc.

Combined Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(Unaudited)

(in thousands except par value and share data)

	June 30,	December 31,
	2016	2015
ASSETS
Land, at cost	$534,389	$290,828
Grain facilities	5,447	4,830
Groundwater	8,401	6,333
Irrigation improvements	15,244	11,909
Drainage improvements	2,860	1,641
Permanent plantings	1,845	1,168
Other	1,363	913
Construction in progress	2,899	286
Real estate, at cost	572,448	317,908
Less accumulated depreciation	(2,353)	(1,671)
Total real estate, net	570,095	316,237
Deposits	1,134	765
Cash	32,464	23,514
Notes and interest receivable, net	2,815	2,812
Deferred offering costs	238	267
Accounts receivable, net	1,949	703
Inventory	390	249
Other	919	407
TOTAL ASSETS	$610,004	$344,954

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$297,289	$187,074
Dividends payable	2,498	2,060
Accrued interest	1,478	681
Accrued property taxes	892	764
Deferred revenue (See Note 2)	8,795	4,854
Accrued expenses	2,357	1,292
Total liabilities	313,309	196,725

Commitments and contingencies (See Note 6 and Note 8)

Redeemable non-controlling interests in operating partnership, common units	—	9,695
Redeemable non-controlling interests in operating partnership, preferred units	118,170	—

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 13,208,740 shares issued and outstanding at June 30, 2016, and 11,978,675 shares issued and outstanding at December 31, 2015	130	118
Additional paid in capital	130,138	114,783
Retained earnings	178	659
Cumulative dividends	(10,470)	(7,188)
Non-controlling interests in operating partnership	58,549	30,162
Total equity	178,525	138,534
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$610,004	$344,954

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the three months and six months ended June 30, 2016 and 2015

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Rental income (See Note 2)	$5,881	$2,788	$10,298	$4,818
Tenant reimbursements	95	96	164	169
Other revenue	55	—	261	—
Total operating revenues	6,031	2,884	10,723	4,987

OPERATING EXPENSES
Depreciation and depletion	365	203	683	376
Property operating expenses	541	259	981	460
Acquisition and due diligence costs	48	57	105	68
General and administrative expenses	1,657	989	3,183	1,864
Legal and accounting	186	162	552	430
Other operating expenses	—	—	89	—
Total operating expenses	2,797	1,670	5,593	3,198
OPERATING INCOME	3,234	1,214	5,130	1,789

OTHER (INCOME) EXPENSE:
Other income	(33)	—	(62)	—
Interest expense	1,950	1,069	5,804	1,841
Total other expense	1,917	1,069	5,742	1,841

NET INCOME (LOSS)	1,317	145	(612)	(52)

Net (income) loss attributable to non-controlling interests in operating partnership	(408)	(34)	67	6
Net (income) loss attributable to redeemable non-controlling interests in operating partnership	(37)	(4)	64	(3)

Net income (loss) attributable to the Company	872	107	(481)	(49)

Nonforfeitable distributions allocated to unvested restricted shares	(23)	(18)	(53)	(43)
Distributions on redeemable non-controlling interests in operating partnership, common units	—	(113)	(113)	(113)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(887)	—	(1,170)	—

Net income (loss) available to common stockholders of Farmland Partners Inc.	$(38)	$(24)	$(1,817)	$(205)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$—	$—	$(0.15)	$(0.03)
Diluted net income (loss) available to common stockholders	$—	$—	$(0.15)	$(0.03)
Basic weighted average common shares outstanding	12,452	7,893	12,146	7,712
Diluted weighted average common shares outstanding	12,452	7,893	12,146	7,712

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Changes in Equity

(Unaudited)

(in thousands)

(in thousands)	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional			Interests in
			Paid-in	Retained	Cumulative	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Partnership	Equity
Balance at December 31, 2014	7,732	$75	$68,980	$(568)	$(2,130)	$17,169	$83,526
Net income	—	—	—	(49)	—	(6)	(55)
Grant of unvested restricted stock	3	—	—	—	—	—	—
Stock based compensation	—	—	490	—	—	—	490
Dividends and distributions accrued or paid	—	—	—	—	(2,003)	(646)	(2,649)
Issuance of stock as partial consideration for asset acquisition	888	9	9,748	—	—	—	9,757
Issuance of OP units as partial consideration for asset acquisition	—	—	—	—	—	14,937	14,937
Adjustment to arrive at fair value of redeemable non-controlling interest	—	—	(172)	—	—	—	(172)
Forfeiture of unvested restricted stock	(3)	—	(10)	—	—	—	(10)
Allocation of non-controlling interest in Operating Partnership	—	—	1,840	—	—	(1,840)	—
Balance at June 30, 2015	8,620	$84	$80,876	$(617)	$(4,133)	$29,614	$105,824

Balance at December 31, 2015	11,979	$118	$114,783	$659	$(7,188)	$30,162	$138,534
Net loss	—	—	—	(481)	—	(67)	(548)
Grant of unvested restricted stock	109	—	—	—	—	—	—
Issuance of common stock under the ATM	697	8	7,592	—	—	—	7,600
Conversion of common units to REIT Shares	428	4	4,183	—	—	(4,187)	—
Stock based compensation	—	—	558	—	—	—	558
Dividends and distributions accrued or paid	—	—	(1,170)	—	(3,282)	(1,509)	(5,961)
Issuance of preferred units as partial consideration for asset acquisition	—	—	—	—	—	—	—
Issuance of common units as partial consideration for asset acquisition	—	—	—	—	—	28,825	28,825
Reclassification of common OP units from mezzanine equity	—	—	—	—	—	9,518	9,518
Forfeiture of unvested restricted stock	(4)	—	(1)	—	—	—	(1)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	4,193	—	—	(4,193)	—
Balance at June 30, 2016	13,209	$130	$130,138	$178	$(10,470)	$58,549	$178,525

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(612)	$(52)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	683	376
Amortization of deferred financing fees and discounts/premiums on debt	204	102
Amortization of net origination fees related to notes receivable	(4)	—
Amortization of below market leases	53	57
Stock based compensation	558	480
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,248)	106
Increase in interest receivable	(49)	—
Increase in other assets	(170)	(129)
Increase in inventory	(142)	(138)
Increase in accrued interest	796	320
Increase (decrease) in accrued expenses	978	(187)
Increase in deferred revenue	3,860	8,508
Increase in accrued property taxes	56	95
Net cash provided by operating activities	4,963	9,538
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(105,568)	(84,558)
Real estate improvements	(3,708)	(5,218)
Principal receipts on notes receivable	50	—
Net cash used in investing activities	(109,226)	(89,776)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	195,685	75,875
Repayments on mortgage notes payable	(84,750)	(6,128)
Proceeds from ATM offering	7,681	—
Payment of offering costs	(52)	(319)
Payment of debt issuance costs	(887)	(154)
Dividends on common stock	(3,121)	(1,801)
Refund on outstanding debt	—	300
Distributions to non-controlling interests in operating partnership, common	(1,343)	(451)
Net cash provided by financing activities	113,213	67,322
NET INCREASE (DECREASE) IN CASH	8,950	(12,916)
CASH, BEGINNING OF PERIOD	23,514	33,736
CASH, END OF PERIOD	$32,464	$20,820
Cash paid during period for interest	$4,804	$1,420

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,688	$—
Distributions payable, common units	$811	$—
Distributions payable, preferred units	$1,170	$—
Additions to real estate improvements included in accrued expenses	$15	$477
Financing fees included in accrued expenses	$38	$54
Issuance of equity from non-controlling interests in operating partnership in conjunction with acquisitions	$145,826	$34,388
Deferred offering costs	$—	$55,937
Below market lease acquisitions	$29	$230
Real estate acquisition costs included in accrued expenses	$35	$118
Property tax liability assumed in acquisitions	$72	$50

See accompanying notes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of June 30, 2016, the Company owned a portfolio of 263 farms, as well as 13 grain storage facilities, which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2016, the Company owned a 67.2% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A common units of limited partnership interest in the Operating Partnership (“OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred units”)).

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

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary (“TRS”).  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of June 30, 2016 the TRS performs these custom farming operations on 2,605 acres of farmland owned by the Company and located in Nebraska, Illinois and Mississippi.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements for the periods ended June 30, 2016 and 2015 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three and six months ended June 30, 2016 and 2015 is unaudited.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accompanying financial statements for the three and six months ended June 30, 2016 and 2015 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2016.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of actual operating results for the entire year ending December 31, 2016.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When the Company acquires farmland that was previously operated as a rental property, the Company evaluates whether a lease is in place or a crop is being produced at the time of closing of the acquisition. If a lease is in place or a crop is being produced, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the statement of operations, as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as an asset acquisition with the transaction costs incurred capitalized to the assets acquired. When the Company acquires farmland in a sale-leaseback transaction, the Company accounts for the transaction as an asset acquisition.

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

Management’s estimates of land value are made using a comparable sales analysis. Factors considered by management in its analysis of land value include soil types, water availability and the sales prices of comparable farms. Management’s estimates of groundwater value are made using historical information obtained regarding the applicable aquifer.  Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource.  If the aquifer is a replenishing resource, no value is allocated to the groundwater.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was assumed.

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying combined consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. Below market leases totaled $258,347 and $229,597 as of June 30, 2016 and 2015, respectively, with accumulated amortization totaling $239,502 and $186,512 as of June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants,

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Real Estate

The Company’s real estate consists of land, groundwater and improvements made to the land consisting of permanent plantings, grain facilities, irrigation improvements, drainage improvements and other improvements. The Company records real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. Construction in progress includes the costs to build new grain storage facilities, install drainage tiles and install new pivots and wells on newly acquired farms. The Company begins depreciating assets when the asset is ready for its intended use.

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

Impairment of Real Estate Assets

The Company evaluates its tangible and identifiable intangible real estate assets for impairment indicators whenever

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

Cash

The Company’s cash at June 30, 2016 and December 31, 2015 was held in the custody of two financial institutions. The Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the six months ended June 30, 2016, $940,410 in costs were incurred in conjunction with the MetLife Term Loans (as defined below) and the MSD Bridge Loan (as defined below) (see “Note 7—Mortgage Notes and Bonds Payable”). During the six months ended June 30, 2016, the Company paid 4% of the principal amount of the MSD Bridge Loan, or $2,120,000, as additional interest in the form of a discount on issuance. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. The Company wrote off $6,209 and $12,300 in deferred financing fees in conjunction with early repayment of debt during the six months ended June 30, 2016 and 2015, respectively.  Accumulated amortization of deferred financing fees was $580,241 and $196,347 as of June 30, 2016 and December 31, 2015, respectively.

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each statement of financial position date. As of June 30, 2016, the Company had two outstanding notes under the FPI Loan Program (as defined below) (see “Note 6—Notes Receivable”) and have designated each of the notes receivable as held-to-maturity based on the Company’s intent and ability to hold the security until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within the Company’s combined consolidated statements of operations.

Allowance for Notes and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off.  As of June 30, 2016, the Company believes the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

interest.   There were no notes receivable that were past due at June 30, 2016 and December 31, 2015.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $52,000 and $386,477 in offering costs during the six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016, $81,124 of deferred offering costs related to the ATM program were offset against the proceeds from the issuance of shares under the program. As of June 30, 2016 and December 31, 2015, the Company had $238,128 and $267,253 respectively in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience, when available and current economic conditions. The provision is charged against revenue if the provision is established in the same period as the receivable and corresponding revenue was recognized.  If the receivable and corresponding revenue was recorded in a prior period the provision is charged against operating expenses.  The allowance for doubtful accounts was $78,186 as of June 30, 2016 and December 31, 2015.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the combined consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. Cost of harvested crop totaled $159,000 and is included in inventory on the consolidated balance sheet, as the crop is currently stored awaiting sale. There were no costs of harvested crop for the quarter ended June 30, 2015.

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

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

As of June 30, 2016 and December 31, 2015, respectively inventory consisted of the following:

(in thousands)
	June 30, 2016	December 31, 2015
Harvested crop	$159	$243
Growing crop	231	—
Fertilizer and pesticides	—	6
	$390	$249

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

Leases in place as of June 30, 2016 have terms ranging from one to five years with the exception of one lease that has a ten-year term.  As of June 30, 2016, the Company had 17 leases with renewal options and five leases with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on newly acquired farms generally require the tenant to pay the Company rent for the entire initial year of the lease regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all at the time the acquisition is completed.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds, a percentage of harvested crops, or a fixed crop quantity at a fixed price. As of June 30, 2016, a majority of such leases provided for a rent payment determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain facility that grain has been delivered or when the tenant has notified the Company of the total amount of gross farm proceeds, the excess amount to be received over the guaranteed insurance minimums is recorded as revenue.

Certain of the Company’s leases provide for minimum cash rent plus a bonus amount based on gross farm proceeds. Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent. Bonus rent is recognized upon notification from the tenant of the gross farm proceeds for the year.

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

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility and title has transferred.  Revenues from the sale of harvested crops totaling $149,283 and $0 were recognized during the six months ended June 30, 2016 and 2015, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

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

Income Taxes

As a REIT, the Company is permitted to deduct dividends paid to its stockholders, for income tax purposes, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company incurred no income tax expense for the six months ended June 30, 2016 and 2015 respectively.

The Operating Partnership leases certain farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized after consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was no taxable income from the TRS for the six months ended June 30, 2016 and 2015, and at June 30, 2016 and December 31, 2015, the Company did not have any deferred tax assets or liabilities.

The Company performs quarterly reviews for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not more likely than not (greater than 50 percent probability) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At June 30, 2016 and December 31, 2015, the Company did not identify any uncertain tax positions.

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

Derivatives and Hedge Accounting

The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchases or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchases and normal sales designation requirements. All contracts entered into during the six months ended June 30, 2016 and the year ended December 31, 2015 met the criteria to be exempt from derivative accounting and have been designated as normal purchase and sales exceptions for hedge accounting.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

units are redeemed for shares of common stock of the Company.  No adjustment is made for shares that are anti-dilutive during a period.

Non-controlling Interests

The Company’s non-controlling interests represent interests in the Operating Partnership not owned by the Company. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are contingently redeemable solely for cash (unless stockholder approval is obtained to redeem for shares of common stock) one year after issuance or deemed probable to eventually become redeemable and which have redemption features outside of its control, as redeemable non-controlling interests in the mezzanine section of the combined consolidated balance sheets. As of June 30, 2016, the Company had the option to redeem any validly tendered OP units for cash or for shares of its common stock, so there were no OP units reflected in the mezzanine section of the combined consolidated balance sheets. For the non-controlling interests represented by OP units, the Company has elected to accrete the change in redemption value subsequent to issuance and during the respective 12-month holding period, after which point the OP units will be marked to redemption value at the end of each reporting period.   The redeemable non-controlling interests represented by Preferred units are carried at their liquidation preference plus accrued and unpaid cumulative dividends. Subject to certain exceptions, beginning on March 2, 2026 the Preferred units, may be converted to OP units, which may be immediately tendered for redemption by the holder without action or approval of the General Partner or the Patnership. The amounts reported for non-controlling interests on the Company’s combined consolidated statements of operations represent the portion of income or losses not attributable to the Company.

Stock Based Compensation

 From time to time, the Company may award restricted shares of its common stock under the Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”).  The shares of restricted stock issued to officers, employees and non-employee directors vest over a period of time as determined by the Company’s board of directors at the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  The Company recognizes expense related to nonvested shares granted to non-employee consultants over the period that services are performed.  The change in fair value of the shares to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the combined consolidated statements of operations.  As a result of changes in the fair value of the nonvested shares, the Company recorded an increase in stock based compensation of $36,218 for the six months ended June 30, 2016 and a $631 decrease for the six months ended June 30, 2015.

New or Revised Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of these standards and has not yet determined the impact on the Company’s combined consolidated financial statements.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. On January 1, 2016, the Company adopted ASU 2015-02.  The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the parent company. As the Operating Partnership is already consolidated in the balance sheets of the parent company, the identification of this entity as a variable interest entity has no impact on the combined consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company elected to early adopt the provisions of ASU 2015-03. The Company had unamortized deferred financing fees of $1,041,363 and $380,970 as of June 30, 2016 and December 31, 2015, respectively. These costs have been classified as a reduction of mortgage notes and bonds payable, net. All periods presented have been retroactively adjusted.

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

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-15 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted ASU 2015-15 in the quarterly period ended June 30, 2016.  The Company did not have any debt issuance costs related to a line-of-credit arrangement as of June 30, 2016 and December 31, 2015 and thus, the adoption of ASU 2015-15 did not have an effect on the Company’s combined consolidated financial statement or financial covenants.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  ASU 2016-02 is expected to impact the Company’s consolidated financial statements as the Company has an operating lease arrangement for which it is the lessee. Topic 842 supersedes the previous leases standard, Topic 840 Leases.  The standard is effective on January 1, 2019, with early adoption permitted.  The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on the company’s combined consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined its impact on the Company’s combined consolidated financial statements.

Note 2—Revenue Recognition

For the majority of its leases the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remainder of the lease payment due in the second half of the year. As such, the rental income received is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned. As of June 30, 2016 and December 31, 2015, the Company had $8,795,407 and $4,853,837, respectively, in deferred revenue. There were $18,845 unamortized below market leases at June 30, 2016 and $43,085 unamortized below market leases included in deferred revenue at December 31, 2015.

The following sets forth a summary of rental income recognized for the three and six months ended June 30, 2016 and 2015:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Leases in effect at the beginning of the period / year	$3,522	$1,775	$7,139	$3,587
Leases entered into during the period / year	2,359	1,013	3,159	1,231

	$5,881	$2,788	$10,298	$4,818

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Future minimum lease payments from tenants under all non-cancelable leases in place as of June 30, 2016, including lease advances, when contractually due, but excluding tenant reimbursement of expenses for the remainder of 2016 and each of the next four years and thereafter as of June 30, 2016 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments

Remaining six months of 2016	$8,845
2017	19,081
2018	15,975
2019	7,150
2020	749
Thereafter	379
$52,179

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the three and six months ended June 30, 2016 and 2015 the Company had certain tenant concentrations as presented in the table below.  Astoria Farms and Hough Farms were considered related parties for the three and six months ended June 30, 2015 (see ‘‘Note 4—Related Party Transactions’’).  If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.   The following is a summary of the Company’s significant tenants.

($ in thousands)	Rental income recognized				Rental income recognized
	For the three months ended				For the six months ended
	June 30,				June 30,
	2016		2015		2016		2015
Astoria Farms	$126	2.1%	$547	19.6%	$253	2.5%	$1,094	22.7%
Hough Farms	494	8.4%	133	4.8%	987	9.6%	257	5.3%
Justice Family Farms (1)	1,428	24.3%	556	20.0%	2,825	27.4%	749	15.5%
Hudye Farms tenant A	202	3.4%	202	7.2%	403	3.9%	403	8.4%
	$2,250	38.2%	$1,438	51.6%	$4,468	43.4%	$2,503	51.9%

(1)	The Justice farms were acquired in two separate transactions that closed on December 22, 2014 and June 2, 2015.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June 30, 2016 and 2015 and rental income recorded by the Company for the six months ended June 30, 2016 and 2015 by location of the farms:

	Approximate % of total acres		Rental Income		Rental Income
	As of June 30,		For the three months ended June 30,		For the six months ended June 30,
Location of Farm	2016	2015	2016	2015	2016	2015

Illinois	60.1%	8.6%	33.9%	20.3%	28.6%	23.5%
Colorado	10.7%	29.0%	11.2%	20.4%	12.7%	22.5%
Texas	0.8%	—%	1.7%	—%	1.6%	—%
North Carolina	2.3%	16.2%	21.0%	10.5%	23.7%	6.0%
Arkansas	3.8%	13.2%	6.9%	7.9%	7.4%	8.4%
South Carolina	3.8%	14.5%	8.6%	16.4%	9.6%	17.4%
Nebraska	11.0%	8.2%	6.2%	13.6%	7.6%	11.1%
Louisiana	1.1%	2.9%	4.3%	3.8%	3.1%	4.2%
Kansas	0.8%	1.0%	0.5%	0.8%	0.5%	0.9%
Georgia	2.7%	—%	2.0%	—%	1.8%	—%
Virginia	0.3%	1.8%	—%	1.2%	—%	0.7%
Michigan	0.7%	—%	0.7%	—%	0.8%	—%
Mississippi	1.9%	4.6%	3.0%	5.1%	2.6%	5.3%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

As of June 30, 2016 and 2015, 6% and 12%, respectively, of the acres in the Company’s farm portfolio were rented to and operated by Astoria Farms or Hough Farms, both of which were related parties prior to December 31, 2015.  Astoria Farms is a partnership in which Pittman Hough Farms LLC (“Pittman Hough Farms”), which was previously 75% owned by Mr. Pittman, had a 33.34% interest. The balance of Astoria Farms was held by limited partnerships in which Mr. Pittman previously was the general partner. Hough Farms is a partnership in which Pittman Hough Farms previously had a 25% interest. Effective as of December 31, 2015, Mr. Pittman neither owns any direct or indirect interest in, nor has control of, either Astoria Farms or Hough Farms. The aggregate rent recognized by the Company for these entities for the six months ended June 30, 2016, and 2015 was $1,239,081 and $1,350,746, respectively. The aggregate rent recognized by the Company for these entities for the three months ended June 30, 2016, and 2015 was $621,122 and $680,497, respectively.

American Agriculture Corporation (‘‘American Agriculture’’) is a Colorado corporation that was previously 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company.  Effective as of December 31, 2015, Mr. Pittman does not own any interest in American Agriculture and American Agriculture is no longer a related party.

The Company reimbursed American Agriculture $0 and $19,161 for general and administrative expenses during the six months ended June 30, 2016 and 2015, respectively, which are included in general and administrative expenses in the combined consolidated statements of operations. The Company reimbursed American Agriculture $0 and $2,345 for general and administrative expenses during the three months ended June 30, 2016 and 2015, respectively, which are included in general and administrative expenses in the combined consolidated statements of operations.

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane for business purposes.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  During the six months ended June 30, 2016, the Company incurred costs of $96,469 which were reimbursable to American Ag Aviation for use of the aircraft in accordance with the lease agreement.  These costs were recognized based on the nature of the associated use, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s combined consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

the Company’s combined consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s combined consolidated statements of operations.

On April 1, 2015, the TRS and Hough Farms entered into a custom farming arrangement, pursuant to which Hough Farms performs custom farming on 641 acres owned by the Company located in Nebraska and Illinois.  During the six months ended June 30, 2016, the Company incurred $8,656 in custom farming costs and $7,406 for three months ended June 30, 2016, which are included in inventory in the combined consolidated balance sheets.  As of June 30, 2016 and December 31, 2015, the Company owed Hough Farms $39,308 and $11,946, respectively for fungicide application related costs, which are included in accrued expenses in the combined consolidated balance sheet.

Note 5—Real Estate

As of June 30, 2016, the Company owned 263 separate farms, as well as 13 grain storage facilities.

During the six months ended June 30, 2016, the Company acquired the following farms:

(in thousands except acres)			Total
		Date	approximate	Purchase	Acquisition
Acquisition / Farm	State	acquired	acres	price	costs	Type of acquisition

Knowles	Georgia	1/12/2016	608	$1,202	$2	Asset Acquisition
Borden	Michigan	1/21/2016	265	1,630	—	Business Combination
Reinart Farm	Texas	1/27/2016	2,056	6,117	1	Asset Acquisition
Chenoweth	Illinois	2/26/2016	40	371	—	Asset Acquisition
Forsythe Farms (1)	Illinois	3/2/2016	22,128	197,145	1,321	Asset Acquisition
Knight	Georgia	3/11/2016	208	624	3	Asset Acquisition
Gurga	Illinois	3/24/2016	80	667	—	Asset Acquisition
Condrey	Louisiana	3/31/2016	7,400	31,764	14	Asset Acquisition
Buckelew	Mississippi	4/4/2016	624	2,307	—	Business Combination
Brett	Georgia	4/6/2016	213	577	2	Asset Acquisition
Powell	Georgia	4/6/2016	274	958	3	Asset Acquisition
Unruh	South Carolina	5/12/2016	330	1,528	3	Asset Acquisition
Early	Texas	5/17/2016	640	1,800	—	Business Combination
East Chenoweth	Illinois	6/27/2016	77	697	—	Business Combination
Missel	Colorado	6/29/2016	1,261	1,760	—	Business Combination
Durdan	Illinois	6/30/2016	203	1,905	—	Asset Acquisition
			36,407	$251,052	$1,349

(1)

This acquisition closed on March 2, 2016.  The purchase price of the property was comprised of (a) $50.0 million in cash, (b) an aggregate of 2,608,695 OP units valued at $11.50 per OP unit and (c) 117,000 Preferred units.   See “Note 9 – Stockholders’ Equity and Non-controlling Interests”.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

During the six months ended June 30, 2015, the Company acquired the following farms:

(in thousands except acres)			Total
		Date	approximate	Purchase	Acquisition
Acquisition / Farm	State	acquired	acres	price	costs	Type of acquisition

Swarek	Mississippi	1/14/2015	850	$3,512	$6	Asset acquisition
Stonington Bass	Colorado	2/18/2015	997	2,080	1	Business combination
Benda Butler	Nebraska	2/24/2015	73	606	1	Asset acquisition
Benda Polk	Nebraska	2/24/2015	123	861	2	Asset acquisition
Timmerman (1)	Colorado	3/13/2015	315	2,026	—	Asset acquisition
Cypress Bay	South Carolina	3/13/2015	502	2,303	4	Asset acquisition
Nebraska Battle Creek Farms (2)	Nebraska	4/10/2015	1,117	9,023	20	Business combination
Northeast Nebraska Farms (3)	Nebraska	4/10/2015	1,160	8,981	20	Business combination
Drury	Colorado	4/10/2015	160	950	—	Business combination
Sutter	Colorado	4/17/2015	322	2,000	—	Asset acquisition
Bobcat	Arkansas	4/30/2015	934	3,025	12	Business combination
Swindoll Darby	Mississippi	5/14/2015	359	1,468	2	Asset acquisition
Abraham	Illinois	5/29/2015	110	762	2	Asset acquisition
Justice Farms (4)	(5)	6/2/2015	14,935	80,913	199	Asset acquisition
Tomasek (6)	Illinois	6/30/2015	58	690	2	Business combination
			22,015	$119,200	$271

(1)	On March 13, 2015, the Company issued 63,581 shares of common stock (with a fair value of $712,743 as of the date of closing) as partial consideration for the acquisition of the Timmerman farm.
(2)	On April 10, 2015, the Company issued 118,634 OP units (with a fair value of $1,372,595 as of the date of closing) as partial consideration for the acquisition of the Nebraska Battle Creek Farms.
(3)	On April 10, 2015, the Company issued 119,953 OP units (with a fair value of $1,387,856 as of the date of closing) as partial consideration for the acquisition of the Northeast Nebraska Farms.
(4)

On June 2, 2015, the Company issued 824,398 shares of common stock and 1,993,709 OP units (with an aggregate fair value of $30,914,634 as of the date of closing) as partial consideration for the acquisition of the Justice Farms.

(5)	The Justice Farms are located in Beaufort, Currituck, Pamlico, Pasquotank and Perquimans Counties, NC; Malboro County, SC; and Chesapeake, VA.
(6)

On June 30, 2015, the Company acquired the Tomasek property from Mr. Pittman. The purchase price of the property approximated fair value. In conjunction with the acquisition, the Company assumed a two-year lease with Astoria Farms with annual rents of $18,749.

The preliminary allocation of purchase price for the farms acquired during the six months ended June 30, 2016 are as follows:

(in thousands)	Land	Groundwater	Irrigation improvements	Permanent plantings & other	Timber	Accounts receivable	Below market lease	Accrued property taxes	Total

Knowles	$795	$—	$65	$—	$342	$—	$—	$—	$1,202
Borden	779	—	88	763	—	—	—	—	1,630
Reinart Farm	4,188	1,434	495	—	—	—	—	—	6,117
Chenoweth	371	—	—	—	—	—	—	—	371
Forsythe Farms	195,590	—	1,277	357	—	—	—	(79)	197,145
Knight	482	—	142	—	—	—	—	—	624
Gurga	667	—	—	—	—	—	—	—	667
Condrey	30,584	—	557	623	—	—	—	—	31,764
Buckelew	2,321	—	15	—	—	—	(29)	—	2,307
Brett	469	—	108	—	—	—	—	—	577
Powell	756	—	202	—	—	—	—	—	958
Unruh	1,303	—	225	—	—	—	—	—	1,528
Early	925	634	241	—	—	—	—	—	1,800
East Chenoweth	667	—	30	—	—	—	—	—	697
Missel	1,760	—	—	—	—	—	—	—	1,760
Durdan	1,905	—	—	—	—	—	—	—	1,905
	$243,562	$2,068	$3,445	$1,743	$342	$—	$(29)	$(79)	$251,052

The allocation of the purchase price for the farms acquired during the six months ended June 30, 2016 is preliminary and may change during the measurement period if the Company obtains new information regarding the assets acquired or

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

liabilities assumed at the acquisition date.

The allocation of purchase price for the farms acquired during the six months ended June 30, 2015 are as follows:

(in thousands)	Land	Groundwater	Irrigation improvements	Permanent plantings & other	Timber	Accounts Receivable	Below Market Lease	Accrued property taxes	Total

Swarek	$3,471	$—	$41	$—	$—	$—	$—	$—	$3,512
Stonington Bass	1,995	—	80	5	—	—	—	—	2,080
Benda Butler	607	—	—	—	—	—	—	(1)	606
Benda Polk	862	—	—	—	—	—	—	(1)	861
Timmerman	1,365	626	37	—	—	—	—	(2)	2,026
Cypress Bay	1,959	—	276	68	—	—	—	—	2,303
Nebraska Battle Creek Farms	8,757	—	339	—	—	37	(89)	(21)	9,023
Northeast Nebraska Farms	8,872	—	236	—	—	30	(141)	(16)	8,981
Drury	809	107	34	—	—	—	—	—	950
Sutter	1,301	595	104	—	—	—	—	—	2,000
Bobcat	2,808	—	184	—	—	30	—	3	3,025
Swindoll Darby	1,436	—	33	—	—	—	—	(1)	1,468
Abraham	762	—	—	—	—	—	—	—	762
Justice Farms	80,758	—	96	38	32	—	—	(11)	80,913
Tomasek	681	—	—	—	—	9	—	—	690
	$116,443	$1,328	$1,460	$111	$32	106	(230)	$(50)	$119,200

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the dates of acquisition. The real estate acquired in business combinations during the six months ended June 30, 2016 contributed $106,976 to total revenue and $67,444 to net loss (including related real estate acquisition and due diligence costs of $7,735) for the six months ended June 30, 2016.  The real estate acquired during the six months ended June 30, 2015 contributed $238,177 to total revenue and $136,477 to net loss (including related real estate acquisition costs of $55,014) for the six months ended June 30, 2015.

During the six months ended June 30, 2016, the Company accounted for the acquisitions of each of the Borden, Buckelew, Early, Missel and East Chenoweth farms as a business combination.  However, as historical results for the farms were not available the Company has not included unaudited pro forma financial information reflecting the pro forma results as if the farm had been acquired on January 1, 2015.

During the six months ended June 30, 2015, the Company accounted for the acquisitions of each of the Stonington Bass, Battle Creek, Northeast Nebraska, Drury, Bobcat and Tomasek farms as a business combination.  However, as historical results for the farm were not available the Company has not included unaudited pro forma financial information reflecting the pro forma results as if the farm had been acquired on January 1, 2014.

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company's business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. These loans are collateralized by farm real estate and are expected to be in principal amounts of $500,000 or more at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.  Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2016 and December 31, 2015, the Company had the following notes receivable:

(in thousands)		Principal Outstanding as of				Maturity
Loan	Payment Terms	June 30, 2016		December 31, 2015		Date
Mortgage Note	Principal & interest due at maturity	$1,800	(1)	$1,800		1/15/2017	(1)
Mortgage Note	Year 1 interest paid at note issuance, with remaining principal & interest due at maturity	980		980		10/30/2017
Term Note	Principal & interest due at maturity	-		50		2/2/2016	(3)
Total outstanding principal		2,780		2,830
Points paid, net of direct issuance costs		(7)		(10)
Net prepaid interest		42	(2)	(8)	(2)
Total notes and interest receivable		$2,815		$2,812

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  The Company has a commitment to fund an additional $200,000 under this note, subject to the borrower satisfying certain requirements.

(2)

Includes prepaid interest of $25,344, net of $66,800 of accrued interest receivable at June 30, 2016, and prepaid interest of $60,025, net of $52,244 of accrued interest receivable at December 31, 2015.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of June 30, 2016 and December 31, 2015, the fair value of the notes receivable was $2,818,332 and $2,842,145, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Mortgage Notes and Bonds Payable

As of June 30, 2016 and December 31, 2015, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest				Collateral
			Rate as of	Principal Outstanding as of		Maturity	as of
Loan	Payment Terms	Interest Rate Terms	June 30, 2016	June 30, 2016	December 31, 2015	Date	June 30, 2016

First Midwest Bank	Annual principal / quarterly interest	Greater of LIBOR + 2.59% or 2.80%	3.02%	$—	$650	June 2016	$—
First Midwest Bank	Annual principal / quarterly interest	Greater of LIBOR + 2.59% or 2.80%	3.02%	—	26,000	June 2016	—
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700	20,700	September 2017	31,670
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460	5,460	October 2017	8,995
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680	10,680	November 2017	10,656
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400	13,400	December 2017	23,536
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860	30,860	December 2017	52,637
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915	14,915	April 2025	20,060
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,164
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,808
Farmer Mac Bond #8B	(1)	LIBOR + 1.80%	1.98%	—	5,100	May 2016	—
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	9,767
MetLife Term Loan #1	Semi-annual interest only	Greater of LIBOR + 1.75% or 2% adjusted every 3 years	2.44%	90,000	—	March 2026	197,197
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every 3 years	2.66%	16,000	—	March 2026	31,750
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every 3 years	2.66%	21,000	—	March 2026	25,635
MetLife Term Loan #4	Semi-annual interest only	Greater of LIBOR + 1.75% or 2% adjusted every 3 years	2.39%	15,685	—	June 2026	25,213
Total outstanding principal				298,160	187,225		$536,088
Debt issuance costs				(1,041)	(381)
Unamortized premium				170	230
Total mortgage notes and bonds payable, net				$297,289	$187,074

(1)

Bond was an amortizing loan with monthly principal payments that commenced on October 2, 2015 and monthly interest payments that commenced on July 2, 2015, with all remaining principal and outstanding interest due at maturity. This bond was repaid in full in May 2016.

First Midwest Bank Indebtedness

On April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the Amended and Restated Business Loan Agreement, which was subsequently amended on February 24, 2015, July 24, 2015 and March 6, 2016.  Using proceeds from the MetLife Term Loans, as described below, this indebtedness was paid in full, including accrued interest, on April 14, 2016.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

As of June 30, 2016 and December 31, 2015, the Operating Partnership had approximately $155.5 million and approximately $160.6 million outstanding, respectively, under the Farmer Mac Facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%;  a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth of $96,268,417. The Company was in compliance with all applicable covenants at June 30, 2016.

In connection with the Bond Purchase Agreement, on March 1, 2015, the Company and the Operating Partnership also entered into an amended and restated pledge and security agreement (the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which the Company and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bond held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

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

Bridge Loan Agreement

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the six months ended June 30, 2016, the Company accrued and paid debt issuance costs on the Bridge Loan totaling $173,907 and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan's principal amount was considered additional interest paid as discount on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

MetLife Term Loans

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Second MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“Metlife”) which provides for a loan of approximately $15.7 million to the Company with a maturity date of June 29, 2026 (“Term Loan 4”). Interest on Term Loan 4 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year to an interest equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. Term Loan 4 initially bears interest at a rate of 2.39% per annum until September 29, 2016. Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “First MetLife Loan Agreement”) and, together with the Second MetLife Loan Agreement, the “Metlife Loan Agreements”) with MetLife, which provides for a total of $127.0 million of term loans, comprised of (i) a $90.0 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4, the “Metlife Term Loans”). The proceeds of the Initial MetLife Term Loans were used to repay existing debt (including amounts outstanding under the Bridge Loan), to acquire additional properties and for general corporate purposes. Each Initial MetLife Term Loan matures on March 29, 2026 and is collateralized by first lien mortgages on certain of the Company’s properties.

Interest on Term Loan 1 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 bears interest at a rate of 2.38% per annum until June 29, 2016, and on June 29, 2016 the rate changed to 2.44% per annum. Subject to certain conditions, the Company may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, the Company may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

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

Subject to certain conditions, amounts outstanding under Term Loan 2 and Term Loan 3, as well as any amounts outstanding under Term Loan 1 that are subject to a fixed interest rate, may be prepaid without penalty up to 20% of the original principal amounts of such loans per year or in connection with any rate adjustments. Any other prepayments under the Initial MetLife Term Loans generally are subject to a minimum prepayment premium of 1.00%.

In connection with the Initial MetLife Term Loans, on March 29, 2016, the Company and the Operating Partnership each entered into a separate guaranty (the “Initial MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the First MetLife Loan Agreement.

In connection with the Term Loan 4, on June, 2016, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 4 Guaranties” and, together with the Initial MetLife Guaranties, the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Second MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guarantie(s) also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants at June 30, 2016.

Each of the MetLife Loan Agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that secure the MetLife Term Loans.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Aggregate Maturities

As of June 30, 2016, aggregate maturities of long-term debt for the succeeding years are as follows:

(in thousands)
Year Ending December 31,	Future Maturities

Remaining months of 2016	$—
2017	81,100
2018	—
2019	—
2020	48,300
Thereafter	168,760
$298,160

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2016 and December 31, 2015, the fair value of the mortgage notes payable was $297,878,077 and $185,171,599, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June of 2016.  As of June 30, 2016, future minimum lease payments are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
Remainder of 2016	$61
2017	124
2018	126
2019	74
$385

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

As of June 30, 2016, the Company had the properties listed in the table below under contract.  The Mullis, Ulrich Feedlot and Sabatka farm acquisitions have closed subsequent to June 30, 2016 and the Ironwood farm is expected to close

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

in the third quarter of 2016 for cash.  The initial accounting for the acquisitions listed below is not yet complete, making certain disclosures related to purchase price allocation unavailable at this time.

(in thousands except for acres)		Total
		approximate
Farm Name	State	acres	Purchase price
Mullis	Georgia	266	$860
Ulrich Feedlot	Colorado	142	5,500
Sabatka	Kansas	158	325
Ironwood	Florida	2,400	9,393
		2,966	$16,078

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of June 30, 2016 and December 31, 2015, the Company owned a 67.2% and 74.1%, respectively, interest in the Operating Partnership, and the remaining 32.8% and 25.9% interest, respectively, is included in non-controlling interest in Operating Partnership on the combined consolidated balance sheets.  This non-controlling interest in the Operating Partnership is held in the form of OP units and Preferred units.

On or after 12 months of becoming a holder of OP units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each OP unit (subject to anti-dilution adjustments provided in the Partnership Agreement). On March 31, 2016 the Company issued 427,900 shares of common stock in exchange for 427,900 OP units that had been tendered for redemption. As of June 30, 2016 there were 3,749,396, and as of December 31, 2015 there were 1,945,000, outstanding OP units eligible to be tendered for redemption. On July 22, 2016, the Company issued 681,222 shares of common stock in exchange for 681,222 OP units that had been tendered for redemption.

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

The Operating Partnership intends to continue to make distributions on each OP unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the OP units held by the Company being utilized to make distributions to the Company’s common stockholders.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of the IPO, the July 2014 offering, the July 2015 offering, the ATM Program (as defined below), the issuance of stock compensation, and common stock and OP units issued as partial consideration for certain acquisitions, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the years ended December 31, 2015 and 2014.  During the first six months of 2016 the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $4.2 million.  During the period ended June 30, 2015, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $1.8 million.

Redeemable Non-controlling Interests in Operating Partnership, Class A Common Units

On June 2, 2015, the Company issued 1,993,709 OP units in conjunction with an asset acquisition. Beginning on June 2, 2016, the OP units became eligible to be tendered for redemption for cash, or at the Company’s option, for shares of common stock on a one for one basis. In connection with its annual meeting of stockholders held on May 25, 2016, the Company obtained stockholder approval to issue shares of its common stock upon the redemption of 883,724 of the OP units (the “Excess Units”). Prior to such stockholder approval, the Company was required to redeem the Excess Units only for cash.  As the tender for redemption of the Excess Units for shares of common stock was outside of the control of the Company until May 25, 2016, these units were accounted for as mezzanine equity on the combined consolidated balance sheets as of December 31, 2015. The Company elected to accrete the change in redemption value of the Excess Units subsequent to issuance and during the respective 12-month holding period, after which point the units are marked to redemption value at each reporting period.

Redeemable Non-controlling Interests in Operating Partnership, Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No.1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Preferred units. Under the Amendment, among other things, each Preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to additional paid in capital.  On March 2, 2016, 117,000 Preferred units were issued as partial consideration in the Forsythe real estate transaction (See “Note 5—Real Estate”).  Upon any voluntary or involuntary liquidation or dissolution, the Preferred units are entitled to a priority distribution ahead of OP units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of June 30, 2016 was $118,170,000 including accrued distributions.

On or after March 2, 2026, the tenth anniversary of the closing of the Forsythe acquisition (the “Conversion Right Date”), holders of the Preferred units have the right to convert each Preferred unit into a number of OP units equal to (i) the $1,000 liquidation preference plus all accrued and unpaid distributions, divided by (ii) the volume-weighted average price per share of the Company’s common stock for the 20 trading days immediately preceding the applicable conversion date. All OP units received upon conversion may be immediately tendered for redemption for cash or, at the Company’s option, for shares of common stock on a one-for-one basis, subject to the terms and conditions set forth in the Partnership Agreement. Prior to the Conversion Right Date, the Preferred units may not be tendered for redemption by the Holder.

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

(Unaudited)

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2016 and 2015:

	Common		Preferred
($ in thousands)	Redeemable OP units	Redeemable non-controlling interests	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2014	—	$—	—	$—
Issuance of redeemable OP units as partial consideration for real estate acquisition	884	9,694	—	—
Net income attributable to non-controlling interest	—	4	—	—
Accrued distributions to non-controlling interest	—	(113)	—	—
Adjustments to arrive at fair value of redeemable non-controlling interest	—	172	—	—
Redemption of OP units for common stock	—	—	—	—
Balance at June 30, 2015	884	$9,757	—	$—

	Common		Preferred
($ in thousands)	Redeemable OP units	Redeemable non-controlling interests	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2015	884	$9,695	—	$—
Issuance of redeemable OP units as partial consideration for real estate acquisition	—	—	117	117,000
Net loss attributable to non-controlling interest	—	(64)	—	—
Accrued distributions to non-controlling interest	—	(113)	—	1,170
Redemption of OP units for common stock	(884)	(9,518)	—	—
Balance at June 30, 2016	—	$—	117	$118,170

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of OP units for the six months ended June 30, 2016 and the year ended December 31, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit

2016	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275
	May 9, 2016	July 1, 2016	July 15, 2016	0.1275
				$0.2550

2015	February 25, 2015	April 1, 2015	April 15, 2015	$0.1160
	June 2, 2015	July 1, 2015	July 15, 2015	0.1275
	August 12, 2015	October 1, 2015	October 15, 2015	0.1275
	November 20,2015	January 4, 2016	January 15,2016	0.1275
				$0.4985

Additionally, in conjunction with the 3.00% cumulative preferential distribution on the Preferred units, the Company has accrued $1,170,000 in distributions payable as of June 30, 2016.  The distributions are payable annually in arrears on

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On October 29, 2014, the Company announced that its board of directors approved a program to repurchase up to $10,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund repurchases under the program using cash on hand. The Company repurchased and retired 2,130 shares of its common stock on August 26, 2015, at an average price of $9.81, plus commissions, and is authorized to repurchase up to an additional $9,979,068 of its common stock under the program. There were no repurchases made during the six months ended June 30, 2016.

Equity Incentive Plan

On May 5, 2015, the Company’s stockholders approved the amendment and restatement of the Plan, which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 615,070 shares (including the 332,892 shares of restricted common stock that have been granted to the Company’s executive officers, certain of the Company’s employees, the Company’s non-executive directors and Jesse J. Hough, the Company’s consultant). As of June 30, 2016, there were 294,158 of shares available for future grant under the Plan.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

A summary of the nonvested shares as of June 30, 2016 is as follows:

		Weighted
(shares in thousands)	Number of	average grant
	shares	date fair value

Nonvested at December 31, 2015	145	$13.87
Granted	109	10.72
Vested	(70)	13.96
Forfeited	(4)	11.13
Nonvested at June 30, 2016	180	$11.99

For the six months ended June 30, 2016 and 2015, the Company recognized $556,348 and $480,195, respectively, of stock-based compensation expense related to these restricted stock awards. For the three months ended June 30, 2016 and 2015 the company recognized $313,603 and $239,034, respectively, of stock-based compensation expense related to these restricted stock awards.  As of June 30, 2016 and December 31, 2015, there were $1,795,929 and $1,246,683, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 2.2 years and 1.3, respectively.

At-the-Market Offering Program (the “ATM Program”)

On September 15, 2015, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of $25 million. During the six months ended June 30, 2016, the Company had sold an aggregate of 696,607 shares of its common stock for aggregate gross proceeds of approximately $7.8 million at a weighted average price per share of $11.16, net of fees, through the ATM Program.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

(in thousands except per share amounts)	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$872	$107	$(481)	(49)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(23)	(18)	(53)	(43)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, common	—	(113)	(113)	(113)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(887)	—	(1,170)	—
Net income (loss) attributable to common stockholders	$(38)	$(24)	$(1,817)	(205)

Denominator:
Weighted-average number of common shares - basic	12,452	7,893	12,146	7,712
Conversion of preferred units (1)	—	—	—	—
Unvested restricted shares (2)	—	—	—	—
Redeemable non-controlling interest (2)	—	—	—	—
Weighted-average number of common shares - diluted	12,452	7,893	12,146	7,712

Earnings (loss) per share attributable to common stockholders - basic and diluted	$(0.00)	$(0.00)	$(0.15)	(0.03)

(1)	Anti-dilutive for the three and six months ended June 30, 2016.
(2)	Anti-dilutive for the three and six months ended June 30, 2016 and 2015.

Unvested shares of the Company’s restricted common stock are, and until May 26, 2016, the Excess Units were, considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. On May 25, 2016, the Company obtained stockholder approval allowing the Company to issue shares of common stock upon the redemption of the Excess Units, which allowed the Company to remove the Excess Units from the mezzanine section of the combined consolidated balance sheets.   As such, as of June 30, 2016, the Company no longer has any OP units included as redeemable non-controlling interests outstanding in the mezzanine section of the combined consolidated balance sheets.

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations.  The weighted average number of OP units held by the non-controlling interest was 4,974,443 and 2,223,481 for the six months ended June 30, 2016 and 2015, respectively. The weighted average number of Excess Units held by the non-controlling interest was 708,921 for the six months ended June 30, 2016.  There were 136,709 in weighted average Excess units of non-controlling interest held as of June 30, 2015.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The outstanding Preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation.  During the first six months of 2016, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the six months ended June 30, 2016 and 2015, diluted weighted average common shares do not include the impact of 180,204 and 214,283 shares, respectively, of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive.

Note 10—Subsequent Events

See “Note 8—Commitments and Contingencies” for real estate acquisitions that occurred subsequent to June 30, 2016.

Subsequent to June 30, 2016, the Company entered into purchase agreements with unrelated third parties to acquire the following farms for cash and/or OP units:

(in thousands except acres)		Total
		approximate	Purchase
Farm Name	State	acres	Price
Boys (1)	Arkansas	1,122	$4,099
Hooks	Georgia	445	1,400
Tristan Cleer	Illinois	7	120
		1,574	$5,619

(1)	The consideration for the Boys Farm consists of $3.3 million in cash and 69,961 in OP units valued at the share price of $11.79 on the date of the contract.

The above acquisitions are expected to close in the third quarter of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

On July 22, 2016, the Company issued 681,222 shares of common stock in exchange for 681,222 OP units that had been tendered for redemption. See “Note 9-Stockholders’ Equity and Non-Controlling Interests-Non-Controlling Interests in Operating Partnership”.

On August 3, 2016, the Company’s board of directors declared a distribution of $0.1275 per share of common stock and OP unit payable on October 14, 2016 to holders of record as of September 30, 2016.

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

Overview and Background

We are an internally managed real estate company incorporated in Maryland that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report, the majority of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, while some of our farms produce specialty crops, such as blueberries, vegetables and edible beans.  However, over the long term, we expect that our farmland portfolio will be comprised of approximately 80% primary crop farmland and 20% specialty crop farmland, which we believe will give investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other. In addition, in August 2015, the Company announced the launch of the FPI Loan Program, an agricultural lending product aimed at farmers, as a complement to the Company's primary business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, we intend to make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2016 we own a 67.2% interest in the limited partnership interest in the Operating Partnership. See Note 9 to our combined consolidated financial statements for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

As of June 30, 2016, we owned 263 farms with approximately 110,674 total acres and 13 grain storage facilities.  The distribution of farms by state is as follows:

		Total
Location of Farm	# of Farms	Acres
Illinois	158	28,518
Nebraska	29	5,860
Colorado	28	21,412
Arkansas	10	10,415
South Carolina	10	10,255
Georgia	7	2,670
North Carolina	6	11,086
Mississippi	5	4,927
Louisiana	3	9,373
Kansas	2	1,772
Michigan	2	446
Texas	2	2,696
Virginia	1	1,244
	263	110,674

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of acres (approximately 641 acres as of June 30, 2016) relying on custom farming contracts with local farm operators.  Additionally, the TRS operates a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing power and create cost savings through bulk orders.

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

Recent Developments

Completed Acquisitions

Since December 31, 2015, we have completed the following 19 acquisitions, all of which were settled for cash with the exception of the Forsythe Farms acquisition.

(in thousands except acres)			Date	Approximate	Purchase
Acquisitions	State		acquired	acres	price

Knowles	Georgia		1/12/2016	608	$1,202
Borden	Michigan		1/21/2016	265	1,630
Reinart Farm	Texas		1/27/2016	2,056	6,117
Chenoweth	Illinois		2/26/2016	40	371
Forsythe Farms	Illinois	(1)	3/2/2016	22,128	197,145
Knight	Georgia		3/11/2016	208	624
Gurga	Illinois		3/24/2016	80	667
Condrey	Louisiana		3/31/2016	7,400	31,764
Buckelew	Mississippi		4/4/2016	624	2,307
Brett	Georgia		4/6/2016	213	577
Powell	Georgia		4/6/2016	274	958
Unruh	South Carolina		5/12/2016	330	1,528
Early	Texas		5/17/2016	640	1,800
East Chenoweth	Illinois		6/27/2016	77	697
Missel	Colorado		6/29/2016	1,261	1,760
Durdan	Illinois		6/30/2016	203	1,905
Mullis	Georgia		7/20/2016	266	860
Sabatka	Kansas		7/27/2016	158	325
Ulrich Feedlot	Colorado		7/27/2016	142	5,500
				36,973	$257,737

(1)

The purchase price of the property was comprised of (a) $50.0 million in cash, (b) an aggregate of 2,608,695 OP units, valued at $11.50 per OP unit and (c) 117,000 Preferred units.  See “Note 9—Stockholders’ Equity and Non-controlling Interests”.

Properties under Contract

As of the date of this Quarterly Report, we have entered into purchase agreements with unrelated third parties to acquire the following farms, all of which are to be settled for cash with the exception of the Boys farm, which will be settled with a combination of cash and OP units:

(in thousands except acres)		Total
		approximate	Purchase
Acquisitions	State	acres	price
Boys	Arkansas	1,122	$4,099	(1)
Hooks	Georgia	445	1,400
Ironwood	Florida	2,400	9,393
Tristan Cleer	Illinois	7	120
		3,974	$15,012

(1)	The consideration for the Boys Farm consists of $3,274,000 in cash and 69,961 in OP units valued at $11.79 as of the date of the contract.

The acquisitions are expected to close in the third quarter of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many crops experienced significant declines in 2014, 2015 and 2016, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time.

Demand

We expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for most crops will continue to grow to keep pace with global population growth, which we anticipate will lead to either higher prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long-term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. According to the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050, a 45.5% increase from 2005-2007 levels and more than two times the 484 million tons of grain produced in the United States in 2015.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long-term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long-term, could impact our rental revenues and our results of operations. However, the success of our business strategy is not dependent on growth in demand for biofuels and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary crops over the long-term.

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

Lease Expirations

Farm leases are generally short-term in nature.  Our portfolio, as of June 30, 2016, had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands except acres)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents

Remaining six months of 2016	34,284	31.0%	$4,111	17.6%
2017	21,107	19.1%	3,080	13.2%
2018	30,976	28.0%	9,019	38.6%
2019	21,300	19.2%	6,401	27.4%
2020	2,102	1.9%	603	2.6%
2021 and beyond	905	0.8%	149	0.6%
	110,674	100.0%	$23,363	100.0%

As of June 30, 2016, we have 16,408 acres for which lease payments are based on a percentage of farming revenues and 2,605 acres that are leased to our taxable REIT subsidiary, which are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We currently have eight ancillary lease agreements with terms ranging from one to five years.  These leases are not included in the annual minimum cash rents within the above table.  We expect market rents in the coming year to be flat or modestly lower.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

Rental Revenues

The substantial majority of our revenues are generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to five years.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

The leases for the majority of the properties in our portfolio provide that tenants must pay us at least 50% (and in certain instances 100%) of the annual rent in advance of each spring planting season.  As a result, we collect a large portion of total annual rents in the first calendar quarter of each year, for those leases that are paid 50% in the first calendar quarter the remainder is largely collected in the last calendar quarter of each year.  We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Some of our leases provide for a reimbursement of the property taxes we pay. We expect that, going forward, a progressively smaller percentage of our leases will provide for such a reimbursement.

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

Critical Accounting Policies and Estimates

For a summary of the critical accounting policies and estimates please refer to “Note 1 – Organization and Significant Accounting Policies” within the financial statements section of this document.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards please refer to “Note 1 – Organization and Significant Accounting Policies” within the financial statements section of this document.

Results of Operations

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

($ in thousands)	For the three months ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Rental income	$5,881	$2,788	$3,093	111%
Tenant reimbursements	95	96	(1)	(1)%
Other revenue	55	—	55	NM
Total operating revenues	6,031	2,884	3,147	109%

OPERATING EXPENSES
Depreciation and depletion	365	203	162	80%
Property operating expenses	541	259	282	109%
Acquisition and due diligence costs	48	57	(9)	(16)%
General and administrative expenses	1,657	989	668	68%
Legal and accounting	186	162	24	15%
Total operating expenses	2,797	1,670	1,127	67%
OPERATING INCOME	3,234	1,214	2,020	166%

OTHER (INCOME) EXPENSE:
Other income	(33)	—	(33)	NM
Interest expense	1,950	1,069	881	82%
Total other expense	1,917	1,069	848	79%

NET INCOME (LOSS)	$1,317	$145	$1,172	808%

NM=Not Meaningful

Our rental income for the period presented was impacted by the eleven acquisitions completed in the last two quarters of 2015 and, to a lesser extent, the sixteen acquisition completed in the first two quarters of 2016. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 78 farms on 45,447 acres.

Total rental income under cash leases for the same-property portfolio increased to $2.1 million for the three months ended June 30, 2016, from $2.0 million for the three months ended June 30, 2015, as a result of average annual rent for the same-property portfolio increasing year over year to $186 per acre in the second quarter of 2016 from $182 in the comparative three-month period ended June 30, 2015.

Total rental income increased $3.1 million, or 111%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily resulting from the completion of 27 acquisitions after June 30, 2015.  For the three months ended June 30, 2016, the average annual cash rent for the entire portfolio declined to $198 per acre from $217 per acre for the same period in 2015.

Depreciation and depletion expense increased $162,000, or 80%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, as a result of acquiring approximately $6.4 million in depreciable assets additions in the last two quarters of 2015 and an additional $8.4 million depreciable assets additions during the first two quarters of 2016.

Property operating expenses increased $282,000, or 109%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, of which $218,000 was attributable to properties acquired since June 30, 2015, primarily related to property taxes.  The increase in property operating expenses also includes an increase in various other items totaling $64,000.

General and administrative expenses increased $668,000, or 68%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the three months ended June 30, 2016, employee compensation expenses increased $297,000, as compared with the same period in 2015, due to an increase in our employee headcount from nine employees as of June 30, 2015 to 15 employees at June 30, 2016 and our new employee benefits program which did not exist in the same period of 2015.  During the three months ended June 30, 2016, our public company costs increased $117,000 compared to the same period in 2015, due to increased investor relations, regulatory and compliance activity, and conference attendance.  Additional increases during the quarter ended June 30, 2016 compared to the prior year were a $127,000 increase in travel related to investor relations activities as well as various other general and administrative activities totaling $127,000.

Legal and accounting expenses increased $24,000, or 15%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily as a result of increased costs related to the increased number of transactions, growth of our portfolio and general corporate matters.

Other income totaled $33,000 for the three months ended June 30, 2016, as compared to no other income recognized in the same period of the prior year.  The other income recognized in the three-month period ended June 30, 2016 primarily consisted of $29,000 of trading gains.

Interest expense increased $881,000, or 82%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 as the result of an increase in our outstanding borrowings from $183.6 million as of June 30, 2015 to $298.2 million as of June 30, 2016.  These increases were partially offset by the amortization of a premium on our debt of $30,000 during the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

($ in thousands)	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
OPERATING REVENUES:
Rental income	$10,298	$4,818	$5,480	114%
Tenant reimbursements	164	169	(5)	(3)%
Other revenue	261	—	261	NM
Total operating revenues	10,723	4,987	5,736	115%

OPERATING EXPENSES
Depreciation and depletion	683	376	307	82%
Property operating expenses	981	460	521	113%
Acquisition and due diligence costs	105	68	37	54%
General and administrative expenses	3,183	1,864	1,319	71%
Legal and accounting	552	430	122	28%
Other operating expenses	89	—	89	NM
Total operating expenses	5,593	3,198	2,395	75%
OPERATING INCOME	5,130	1,789	3,341	187%

OTHER EXPENSE:
Other income	(62)	—	(62)	NM
Interest expense	5,804	1,841	3,963	215%
Total other expense	5,742	1,841	3,901	212%

NET (LOSS) INCOME	$(612)	$(52)	$(560)	(1,077)%

NM=Not Meaningful

Our rental income for the period presented was impacted by the eleven acquisitions completed in the last two quarters of 2015 and, to a lesser extent, the sixteen acquisitions completed in the first two quarters of 2016. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 72 farms on 42,587 acres.

Total rental income under cash leases for the same-property portfolio increased to $3.9 million for the six months ended June 30, 2016, from $3.6 million for the six months ended June 30, 2015, as a result of average annual rent for the same-property portfolio increasing year over year to $186 per acre in the second quarter of 2016 from $182 in the comparative period in 2015.

Total rental income increased $5.5 million, or 114%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily resulting from the completion of 27 acquisitions after June 30, 2015.  For the six months ended June 30, 2016, the average annual cash rent for the entire portfolio increased to $187 per acre from $182 per acre for the same period in 2015.

Other revenues totaled $261,000 during the six months ended June 30, 2016, compared to no recognized other revenues recognized in the same period in 2015.  The income recognized in the first six months of 2016 consisted of $149,000 realized on crop sales from our farming operation in the TRS, in addition to $112,000 earned on interest and amortization of net loan fees from the FPI Loan Program.  The TRS was formed in March 2015 with the sales recognized in the first quarter of 2016 representing the first revenues generated by the entity.  The FPI Loan Program was launched in August 2015 and has mortgage notes receivable totaling $2.8 million as of June 30, 2016.

Depreciation and depletion expense increased $307,000, or 82%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, as a result of acquiring approximately $6.4 million in depreciable assets in the last two quarters of 2015 and an additional $8.4 million depreciable assets during the first two quarters of 2016.

Property operating expenses increased $521,000, or 113% for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, of which $412,000 was attributable to an increase in property taxes and $83,000 increase in property insurance largely as a result of property acquisitions. The increase also included a $26,000 increase in a variety of other property operating cost such as repairs and maintenance, state / franchise taxes and other miscellaneous items.

General and administrative expenses increased $1,319,000, or 71%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the six months ended June 30, 2016, employee compensation expenses increased $740,000, as compared with the same period in 2015, due to an increase in our employee headcount from nine employees at the beginning of 2015 to 15 employees at June 30, 2016.  Included in compensation costs is $65,000 for the new employee benefits program which did not exist in the same period of 2015.  During the six months ended June 30, 2016, our public company costs increased $198,000 due to increased investor relations, regulatory and compliance activity, and conference attendance.  Additional increases during the six months ended June 30, 2016 compared to the prior year were a $199,000 increase in travel and a $51,000 increase in office rent expense and $131,000 in various other expenses.

Legal and accounting expenses increased $122,000, or 28%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily as a result of increased costs related to the increased number of transactions, the growth of our portfolio and general corporate matters.

Other operating expenses totaling $89,000 during the six months ended June 30, 2016 is related to cost of crop sales on the $149,000 of revenue recognized on crop sales from our farming operation in our TRS.  There were no crop sales or related cost of sales recorded in the six months ended June 30, 2015.

Other income totaled $62,000 for the six months ended June 30, 2016, as compared to no other income recognized in the same period of the prior year.  The other income recognized in the six-month period June 30, 2016 consisted of $13,000 from timber sales and $44,000 of trading gains and $5,000 in miscellaneous other income.

Interest expense increased by approximately $4.0 million, or 215%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.  We recognized additional interest expense of approximately $2.4 million during the period related to interest and amortization of deferred loan fees associated with the $53.0 million Bridge Loan, as all costs related to the Bridge Loan were both incurred and amortized during the period.  Interest expense increased approximately $1.5 million as the result of an increase in our average outstanding borrowings during the six months, which were $298.2 million as of June 30, 2016 and $183.6 million for the comparative period in 2015.  These increases were partially offset by the amortization of deferred financing fees and discounts/premium on debt which increased $102,000 during the six months ended June 30, 2016.  This increase is primarily due to interest on the bridge loan, which we do not expect to continue as we do not intend on entering into short term financing arrangements in the future.

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

Over the next 12 months, none of our borrowings will mature. Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects.  As of June 30, 2016, we had $297.3 million of debt which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million. Through June 30, 2016 the Company has generated $7.7 million in net cash proceeds under this program. This “at-the-market” equity offering program (the “ATM Program”) is intended to provide cost-effective financing alternatives in the capital markets and we intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our recently announced loan program.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our board of directors.

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

Consolidated Indebtedness

First Midwest Bank Indebtedness

In connection with our initial public offering and the related formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the FMW Loan Agreement, which provided for loans in the initial aggregate principal amount of approximately $30,780,000 (together, the “Multi-Property Loan”). In May, 2016 we fully repaid our debt under this loan.

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

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00; and a minimum tangible net worth. On August 3, 2015, we amended the Bond Purchase Agreement in order to calculate the fixed charge coverage ratio using our Adjusted EBITDA (as defined in the Bond Purchase Agreement) rather than our EBITDA (as defined in the Bond Purchase Agreement). We were in compliance with all applicable covenants at June 30, 2016.

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

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.  As of June 30, 2016, we had $155.5 million outstanding under the Farmer Mac Facility.

Bridge Loan Agreement

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), which provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

MetLife Term Loans

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Second MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a loan of  approximately $15.7 million (the “Term Loan 4”) to the Company with a maturity date of June 29, 2026. Interest on Term Loan 4 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year to an interest equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. The Loan initially bears interest at a rate of 2.39% per annum until September 29, 2016. Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into the loan agreement (the “First MetLife Loan Agreement”), which provides a total of $127 million of term loans, comprised of (i) a $90 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4, the “MetLife Term Loans). The proceeds of the MetLife Term Loans were used to repay existing debt (including amounts outstanding under the existing Bridge Loan agreement) to acquire additional properties and for general corporate purposes. Each Term Loan matures on March 29, 2026 and is secured by first lien mortgages on certain of our properties.

Interest on Term Loan 1 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 bore interest at a rate of 2.38% per annum until June 29, 2016. On June 29, 2016 the rate increased to 2.44%. Subject to certain conditions, we may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, we may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

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

In connection with the Initial MetLife Term Loans, on March 29, 2016, the Company and the Operating Partnership each entered into a separate guaranty (the “Initial MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the First MetLife Loan Agreement.

In connection with the Term Loan 4, on June 29, 2016, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 4 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Second MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.

Each of the MetLife Loan Agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that secure the MetLife Term Loans.

As of June 30, 2016 there was $143.0 million outstanding under the MetLife Term Loans of which $21 million was funded in April 2016 and $15.7 million was funded in June 2016. A portion of the proceeds was used to pay the outstanding indebtedness under the FMW Loan Agreement.  As of June 30, 2016, we were in compliance with all covenants under the MetLife Loan Agreements

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

(in thousands)	For the six months ended June 30,
	2016	2015

Net cash provided by operating activities	$4,963	$9,538
Net cash used in investing activities	$(109,226)	$(89,776)
Net cash provided by financing activities	$113,213	$67,322

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

As of June 30, 2016, we had $32.5 million of cash and cash equivalents compared to $20.8 million at June 30, 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $4.6 million, primarily as a result of the following:

•	Receipt of $13.4 million in cash rents for the six months ended June 30, 2016, as compared to receiving $13.3 million in cash rents in the six months ended June 30, 2015;
•	An increase in cash paid for interest of $3.4 million for the six months ended June 30, 2016, as compared to the same period of 2015;
•	An increase in cash paid for general and adminstrative expenses of approximately $1.2 million for the six months ended June 30, 2016 compared to the same period of 2015.

The following sets forth a summary of the cash rent received during the six months ended June 30, 2016 and 2015:

	Cash rent received
	For the six months ended
	June 30,
(in thousands)	2016	2015

Leases in effect at the beginning of the year	$9,042	$5,505
Leases entered into during the year	4,344	7,778

	$13,386	$13,283

Cash Flows from Investing Activities

Net cash used for investing activities increased $19.5 million primarily as a result of the following:

•	Completing 16 acquisitions in 2016 for aggregate cash consideration of $105.6 million, as compared to $84.6 million in aggregate cash consideration for six acquisitions in 2015;
•	A $1.5 million decrease in investments in real estate improvements during the six months ended June 30, 2016 from $5.2 million as of June 30, 2015 as compared to $3.7 million as of June 30, 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $45.9 million primarily as a result of the following:

•	Borrowings from mortgage notes payable increased $119.8 million as compared to the borrowings during the six months ended June 30, 2015.
•	Debt payments increased $78.6 million as compared to the six months ended June 30, 2015 including the pay-off of the $53.0 million Bridge Loan in 2016;
•	Receipt of $7.7 million under the ATM program as compared to no receipts under the ATM program in the corresponding period ended June 30, 2015;
•	Increase of $2.2 million in dividends paid on common stock and OP units over the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $2.4 million and $67,560 for the six months ended June 30, 2016 and 2015, respectively.  Acquisition and due diligence costs during the first six months of 2016 included $2.3 million in interest and loan fees associated with the short-term Bridge Loan and the Forsythe acquisition and as these fees are a non-recurring item they have been excluded from the calculation.   Included in the $2.3 million of interest and loan fees is only a portion of the interest, approximately $2.1 million, or 4% of the Bridge Loan's principal amount which was considered additional interest paid as discount on issuance.  A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio.  Real estate acquisition and related audit fees totaled $2,437,400 and $137,560 for the six months ended June 30, 2016 and 2015, respectively.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improves comparability of our results over each reporting period and of our company with other real estate operators.

•

Stock based compensation.  Stock based compensation is a non-cash expense and therefore, does not correlate with the ongoing operations.  We believe that excluding these costs from AFFO improves comparability of our results over each reporting period and of our company with other real estate operators.

•

Indirect offering costs.  Indirect offering costs are fees for services incurred by the Company to grow and maintain an active institutional investor presence.  As we continue to acquire more farms, our ability to access capital through the equity markets will remain a critical component of our growth strategy.  As of September 30, 2015, we began excluding indirect offering costs from AFFO as we believe it improves comparability of our results over each reporting period and of our company with other real estate operators. Prior to this date the company did not incur indirect offering costs.

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

In prior periods, our calculation of AFFO also adjusted FFO to reflect the difference between the pro rata contractual cash revenue for each crop year spread equally over the quarterly periods of ownership (without regard to the date of acquisition within the quarter) and the rent recognized on a straight-line basis in accordance with GAAP. In prior filings with the SEC, we referred to this adjustment as “crop-year revenue adjustment.” For the three and six months ended June 30, 2015, the crop-year revenue adjustment was $1.1 million and $1.2 million, respectively.  In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we will no longer include the crop-year revenue adjustment in our calculation of AFFO in periods subsequent to March 31, 2016.  As a result of the change in our presentation of AFFO, the reported amounts of AFFO for the three and six months ended June 30, 2016 and subsequent periods will not be directly comparable to the reported amounts in prior periods in which we adjusted for crop-year adjusted revenue.

The following table sets forth a reconciliation of net loss to FFO, AFFO and net loss available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

(in thousands except per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016		2015

Net income (loss)	$1,317	$145	$(612)		$(52)
Depreciation and depletion	365	203	683		376
FFO	1,682	348	71		324

Crop year revenue adjustment (1)	—	1,101	956		1,171
Stock based compensation	314	241	556		480
Indirect equity offering costs	24	—	48		—
Real estate related acquisition and due diligence costs	66	57	2,437	(2)	138
Distributions on Preferred units	(887)	—	(1,170)		—
AFFO	$1,199	$1,747	$2,898		$2,113

AFFO per diluted weighted average share data:

AFFO weighted average common shares	18,991	10,820	18,000		10,258

Net loss available to common stockholders	$—	$—	$(0.15)		$(0.03)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.07	0.01	0.11		0.02
Depreciation and depletion	0.02	0.02	0.04		0.04
Crop year adjusted revenue (1)	—	0.10	0.05		0.11
Stock based compensation	0.02	0.02	0.03		0.05
Indirect equity offering costs	—	—	—		—
Real estate related acquisition and due diligence costs	—	0.01	0.14		0.02
Distributions on Preferred units	(0.05)	—	(0.06)		—
AFFO per diluted weighted average share	$0.06	$0.16	$0.16		$0.21

(1)

In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we will no longer include the crop-year revenue adjustment in our calculation of AFFO in periods subsequent to March 31, 2016.

(2)

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

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Basic weighted average shares outstanding	12,452	7,893	12,146	7,712
Weighted average OP units on an as-if converted basis	5,824	2,499	4,974	2,224
Weighted average unvested restricted stock	182	156	171	185
Weighted average redeemable non-controlling interest in operating partnership	533	272	709	137
AFFO weighted average common shares	18,991	10,820	18,000	10,258

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

We further adjust EBITDA for certain additional items such as stock based compensation, indirect offering costs, real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments see AFFO adjustments discussed above) that we consider necessary to understand our operating performance.  As of September 30, 2015, we began excluding indirect offering costs from EBITDA as we believe it improves comparability of our results over each reporting period and of our company with other real estate operators. Prior to this date the Company had not incurred any indirect offering costs.  We believe that Adjusted EBITDA provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDA, is beneficial to an investor’s understanding of our operating performance.

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

In prior periods, our calculation of Adjusted EBITDA also adjusted EBITDA to reflect the crop-year revenue adjustment discussed above. For the three and six months ended June 30, 2015, the crop-year revenue adjustment was $1.1 million and $1.2 million, respectively. In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we will no longer include the crop-year revenue adjustment in our calculation of Adjusted EBITDA in periods subsequent to March 31, 2016.  As a result of the change in our presentation of Adjusted EBITDA, the reported amounts of Adjusted EBITDA for the three and six months ended June 30, 2016 and subsequent periods will not be directly comparable to the reported amounts in prior periods in which we adjusted for crop-year adjusted revenue.

The following table sets forth a reconciliation of our net loss to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Net income (loss)	$1,317	$145	$(612)	$(52)
Interest expense	1,950	1,069	5,804	1,841
Depreciation and depletion	365	203	683	376
EBITDA	$3,632	$1,417	$5,875	$2,165

Crop year revenue adjustment (1)	—	1,101	956	1,171
Stock-based compensation	314	241	556	480
Indirect equity offering costs	24	—	48	—
Real estate acquisition related acquisition and due diligence costs	66	57	143	138
Adjusted EBITDA	$4,036	$2,816	$7,578	$3,954

(1)

In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we will no longer include the crop-year revenue adjustment in our calculation of Adjusted EBITDA in periods subsequent to March 31, 2016.

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

At June 30, 2016, approximately $142.7 million, or 49%, of our debt had variable interest rates, all of which may be reset every three years starting in March 2019 until maturity in March 2026. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our short-term cash flow would decrease by approximately $288,000 per year.  The impact of a 1% interest rate increase in 2019 and thereafter would decrease the cash flow approximately $1.3 million.  At June 30, 2016, LIBOR was approximately 44 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $600,000 annually.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 29, 2014, our board of directors approved a program to repurchase up to $10,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. Our repurchase activity for the six months ended June 30, 2016 under the share repurchase program is presented in the following table.

(in thousands)
	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program

April 1, 2016 - April 30, 2016	—	$—	—	$9,979
May 1, 2016 - May 31, 2016	—	—	—	9,979
June 1, 2016 - June 30, 2016	—	—	—	9,979
Total	—	$—	—	$9,979

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

Farmland Partners Inc.

Dated: August 8, 2016	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2016	/s/ Luca Fabbri
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