Form 10-Q
period 2016-09-30
Farmland Partners Inc.
filed 2016-11-07
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 7, 2016, 14,045,787 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2016

Farmland Partners Inc.

Combined Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(Unaudited)

(in thousands except par value and share data)

	September 30,	December 31,
	2016	2015
ASSETS
Land, at cost	$546,794	$290,828
Grain facilities	6,244	4,830
Groundwater	11,933	6,333
Irrigation improvements	15,839	11,909
Drainage improvements	4,778	1,641
Permanent plantings	1,846	1,168
Other	2,874	913
Construction in progress	863	286
Real estate, at cost	591,171	317,908
Less accumulated depreciation	(2,773)	(1,671)
Total real estate, net	588,398	316,237
Deposits	196	765
Cash	17,189	23,514
Notes and interest receivable, net	2,870	2,812
Deferred offering costs	250	267
Accounts receivable, net	2,131	703
Inventory	378	249
Other	1,053	407
TOTAL ASSETS	$612,465	$344,954

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$302,393	$187,074
Dividends payable	2,515	2,060
Accrued interest	1,626	681
Accrued property taxes	962	764
Deferred revenue (See Note 2)	5,720	4,854
Accrued expenses	3,002	1,292
Total liabilities	316,218	196,725

Commitments and contingencies (See Note 8)

Redeemable non-controlling interests in operating partnership, common units	—	9,695
Redeemable non-controlling interests in operating partnership, preferred units	119,057	—

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 14,045,787 shares issued and outstanding at September 30, 2016, and 11,978,675 shares issued and outstanding at December 31, 2015	139	118
Additional paid in capital	137,571	114,783
Retained earnings	247	659
Cumulative dividends	(12,261)	(7,188)
Non-controlling interests in operating partnership	51,494	30,162
Total equity	177,190	138,534

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$612,465	$344,954

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Operations

For the three months and nine months ended September 30, 2016 and 2015

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Rental income (See Note 2)	$6,164	$4,047	$16,462	$8,866
Tenant reimbursements	112	104	276	273
Other revenue	670	18	931	18
Total operating revenues	6,946	4,169	17,669	9,157

OPERATING EXPENSES
Depreciation and depletion	419	237	1,102	613
Property operating expenses	548	338	1,529	798
Acquisition and due diligence costs	1,712	112	1,818	179
General and administrative expenses	1,587	1,112	4,770	2,976
Legal and accounting	330	216	882	647
Other operating expenses	160	—	248	—
Total operating expenses	4,756	2,015	10,349	5,213
OPERATING INCOME	2,190	2,154	7,320	3,944

OTHER (INCOME) EXPENSE:
Other income	(72)	(98)	(133)	(98)
Interest expense	2,065	1,390	7,869	3,232
Total other expense	1,993	1,292	7,736	3,134

Net income (loss) before income tax expense	197	862	(416)	810

Income tax expense	97	4	97	4

NET INCOME (LOSS)	100	858	(513)	806

Net (income) loss attributable to non-controlling interests in operating partnership	(30)	(184)	37	(178)
Net (income) loss attributable to redeemable non-controlling interests in operating partnership	—	(50)	64	(53)

Net income (loss) attributable to the Company	70	624	(412)	575

Nonforfeitable distributions allocated to unvested restricted shares	(24)	(19)	(72)	(62)
Distributions on redeemable non-controlling interests in operating partnership, common units	—	(113)	(113)	(226)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(887)	—	(2,057)	—

Net (loss) income available to common stockholders of Farmland Partners Inc.	$(841)	$492	$(2,654)	$287

Basic and diluted per common share data:
Basic net (loss) income available to common stockholders	$(0.06)	$0.04	$(0.21)	$0.03
Diluted net (loss) income available to common stockholders	$(0.06)	$0.04	$(0.21)	$0.03
Basic weighted average common shares outstanding	13,683	11,154	12,663	8,872
Diluted weighted average common shares outstanding	13,683	11,158	12,663	8,882
Dividends declared per common share	$0.13	$0.13	$0.38	$0.37

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2016 and 2015

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional	Retained		Interests in
			Paid-in	Earnings	Cumulative	Operating	Total
	Shares	Par Value	Capital	(Deficit)	Dividends	Partnership	Equity
Balance at December 31, 2014	7,732	$75	$68,980	$(569)	$(2,130)	$17,169	$83,525

Net income	—	—	—	575	—	178	753
Grant of unvested restricted stock	6	—	—	—	—	—	—
Stock based compensation	—	—	719	—	—	—	719
Dividends and distributions accrued or paid	—	—	—	—	(3,531)	(1,066)	(4,597)
Issuance of stock as partial consideration for asset acquisition	888	9	9,748	—	—	—	9,757
Issuance of OP units as partial consideration for asset acquisition	—	—	—	—	—	14,937	14,937
Adjustment to arrive at fair value of redeemable non-controlling interest	—	—	(36)	—	—	—	(36)
Forfeiture of unvested restricted stock	(3)	—	(10)	—	—	—	(10)
Proceeds from underwritten public offering, net of offering costs of $471,189 and underwriters discount of $1,848,000	3,360	34	34,607	—	—	—	34,641
Repurchase and cancellation of shares	(2)	—	(21)	—	—	—	(21)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	809	—	—	(809)	—
Balance at September 30, 2015	11,981	$118	$114,796	$6	$(5,661)	$30,409	$139,668

Balance at December 31, 2015	11,979	$118	$114,783	$659	$(7,188)	$30,162	$138,534
Net loss	—	—	—	(412)	—	(37)	(449)
Grant of unvested restricted stock	119	—	—	—	—	—	—
Issuance of common stock under the ATM	844	10	9,224	—	—	—	9,234
Conversion of common units to REIT Shares	1,109	11	10,450	—	—	(10,461)	—
Stock based compensation	—	—	892	—	—	—	892
Dividends and distributions accrued or paid	—	—	(2,057)	—	(5,073)	(2,232)	(9,362)
Issuance of common units as partial consideration for asset acquisition	—	—	—	—	—	28,825	28,825
Reclassification of common OP units from mezzanine equity	—	—	—	—	—	9,519	9,519
Forfeiture of unvested restricted stock	(5)	—	(3)	—	—	—	(3)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	4,282	—	—	(4,282)	—
Balance at September 30, 2016	14,046	$139	$137,571	$247	$(12,261)	$51,494	$177,190

See accompanying notes.

Farmland Partners Inc.

Combined Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(513)	$806
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and depletion	1,102	613
Amortization of deferred financing fees and discounts/premiums on debt	219	128
Amortization of net origination fees related to notes receivable	(3)	(3)
Amortization of below market leases	(63)	(122)
Stock based compensation	889	709
Loss on disposition of assets	—	4
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,427)	(514)
Increase in interest receivable	(106)	(15)
Increase in other assets	(303)	(144)
Increase in inventory	(129)	(189)
Increase in accrued interest	945	1,218
Increase (decrease) in accrued expenses	1,984	(21)
Increase in deferred revenue	900	5,911
Increase in accrued property taxes	119	273
Net cash provided by operating activities	3,614	8,654
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(122,388)	(98,910)
Real estate and other improvements	(5,011)	(6,348)
Principal receipts on notes receivable	50	—
Issuance of note receivable	—	(1,800)
Origination fees on notes receivable	—	40
Payment of direct costs related to note receivable	—	(18)
Net cash used in investing activities	(127,349)	(107,036)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	200,787	82,475
Repayments on mortgage notes payable	(84,750)	(6,128)
Proceeds from underwritten public offering	—	35,112
Proceeds from ATM offering	9,338	—
Common stock repurchased	—	(21)
Payment of offering costs	(64)	(480)
Payment of debt issuance costs	(937)	(224)
Dividends on common stock	(4,809)	(2,900)
Refund on outstanding debt	—	300
Distributions to non-controlling interests in operating partnership, common	(2,155)	(984)
Net cash provided by financing activities	117,410	107,150
NET (DECREASE) INCREASE IN CASH	(6,325)	8,768
CASH, BEGINNING OF PERIOD	23,514	33,736
CASH, END OF PERIOD	$17,189	$42,504
Cash paid during period for interest	$6,706	$1,887
Cash paid during period for taxes	$—	$4

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,791	$2,060
Distributions payable, common units	$724	$—
Distributions payable, preferred units	$2,057	$—
Additions to real estate improvements included in accrued expenses	$134	$407
Transfer of deferred offering costs to equity	$104	$—
Financing fees included in accrued expenses	$—	$4
Direct costs related to note receivable included in accrued expenses	$—	$10
Issuance of equity from non-controlling interests in operating partnership in conjunction with acquisitions	$145,826	$34,388
Below market lease acquisitions	$29	$230
Real estate acquisition costs included in accrued expenses	$—	$11
Capitalization of deferred offering costs as a result of pending financing transactions	$—	$265
Accounts receivable acquired in acquisitions	$—	$(107)
Property tax liability assumed in acquisitions	$79	$50
Deferred offering costs included in accrued expenses	$24	$—
Other assets acquired in business combination	$—	$(33)

See accompanying notes.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of September 30, 2016, the Company owned a portfolio of approximately 114,119 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2016, the Company owned a 70.9% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A common units of limited partnership interest in the Operating Partnership (“OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred units”)).

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

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary (“TRS”).  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of September 30, 2016, the TRS performs these custom farming operations on 2,605 acres of farmland owned by the Company and located in Nebraska, Illinois and Mississippi.

Pending Merger

On September 12, 2016, the Company, the Operating Partnership and certain of their respective subsidiaries entered into a definitive agreement and plan of merger (the “AFCO Merger Agreement”) with American Farmland Company (“AFCO”) and American Farmland Company L.P. (“AFCO OP”).  Pursuant to the terms of the AFCO Merger Agreement, one of the Company’s wholly owned subsidiaries will merge with and into AFCO OP with AFCO OP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and AFCO will merge with and into another one of the Company’s wholly owned subsidiaries with such wholly owned subsidiary surviving (the “Company Merger” and together with the Partnership Merger, the “AFCO Mergers”).  The Mergers are expected to close in first quarter of 2017.

At the effective time of the Company Merger, each share of common stock of AFCO, par value $0.01 per share (“AFCO Common Stock”), issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by the Company or the Operating Partnership or any wholly owned subsidiary of us or the Operating Partnership), will be automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of the Company’s common stock (the “Company Merger Consideration”). In addition, in connection with the Company Merger, each outstanding AFCO restricted stock unit that has become fully earned and vested in accordance with its terms will, at the effective time of the Company Merger, be converted into the right to receive the Company Merger Consideration.

At the effective time of the Partnership Merger, each common unit of limited partnership interest in AFCO OP issued and outstanding immediately prior to the effective time of the Partnership Merger, will be converted automatically into the right to

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

receive, subject to certain adjustments, 0.7417 Class A common units of limited partnership interest in our Operating Partnership.

The AFCO Mergers are expected to close in the first quarter of 2017, but the Company can provide no assurances that the AFCO Mergers will close on the anticipated timeline or at all. For more information about the AFCO Mergers, see  the Company’s Current Report on Form 8-K filed on September 12, 2016 and the Company’s Registration Statement on Form S-4 filed on October 3, 2016. We cannot assure you that we will be able to complete the AFCO Mergers on the expected timeline or at all. See “Item 1A Risk Factors” included in this Quarterly Report on Form 10-Q.

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements for the periods ended September 30, 2016 and 2015 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s combined consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 is unaudited.  The accompanying financial statements for the three and nine months ended September 30, 2016 and 2015 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the combined consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2016.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of actual operating results for the entire year ending December 31, 2016.

The combined consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts, and such differences may be material to our combined consolidated financial statements.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience, when available and current economic conditions. The provision is charged against revenue if the provision is established in the same period as the receivable and corresponding revenue was recognized.  If the receivable and corresponding revenue was recorded in a prior period the provision is charged against operating expenses.  The allowance for doubtful accounts was $190,686 and $78,186 as of September 30, 2016 and December 31, 2015, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the combined consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.  There were no costs of harvested crop for the quarters ended September 30, 2016 and 2015.

Harvested crop inventory includes costs accumulated during both the growing and harvesting phases.  Growing crop inventory includes costs accumulated during the current crop year for crops which have not been harvested. Both harvested and growing crop are stated at the lower of cost or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition.  Cost of disposition includes brokers’ commissions, freight and other marketing costs.

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

As of September 30, 2016 and December 31, 2015, respectively, inventory consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015
Harvested crop	$—	$243
Growing crop	378	—
Fertilizer and pesticides	—	6
	$378	$249

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact our consolidated financial statements.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company elected to early adopt the provisions of ASU 2015-03. The Company had unamortized deferred financing fees of $1,009,279 and $380,970 as of September 30, 2016 and December 31, 2015, respectively. These costs have been classified as a reduction of mortgage notes and bonds payable, net. All periods presented have been retroactively adjusted.

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

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement. ASU 2015-15 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company did not have any debt issuance costs related to a line-of-credit arrangement as of September 30, 2016 and December 31, 2015 and thus, the adoption of ASU 2015-15 did not have an effect on the Company’s combined consolidated financial statement or financial covenants.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice across all industries.  The amendments in this update provide guidance on the following eight specific cash flow issues: 1) Debt Prepayment or Debt Extinguishment Costs; 2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3) Contingent Consideration Payments Made after a Business Combination; 4) Proceeds from the Settlement of Insurance Claims; 5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6) Distributions Received from Equity Method Investees; 7) Beneficial Interests in Securitization Transactions; and 8) Separately Identifiable Cash Flows and Application of the Predominance Principle.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the requirements of ASU 2016-15 and has not yet determined its impact on the Company’s combined consolidated financial statements.

Note 2—Revenue Recognition

For the majority of its leases the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remainder of the lease payment due in the second half of the year. As such, the rental income received is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Leases in place as of September 30, 2016 have terms ranging from one to ten years.  As of September 30, 2016, the Company had 17 leases with renewal options and six leases with rent escalations. Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2016 and December 31, 2015, the Company had $5,719,533 and $4,853,837, respectively, in deferred revenue. Below market leases totaled $258,347 and $229,597 as of September 30, 2016 and December 31, 2015, respectively, with accumulated amortization totaling $249,794 and $186,512 as of September 30, 2016 and December 31, 2015, respectively.

The following sets forth a summary of rental income recognized for the three and nine months ended September 30, 2016 and 2015:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Leases in effect at the beginning of the year	$3,098	$1,777	$9,760	$5,364
Leases entered into during the year	3,066	2,270	6,702	3,502
	$6,164	$4,047	$16,462	$8,866

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Future minimum lease payments from tenants under all non-cancelable leases in place as of September 30, 2016, including lease advances, when contractually due, but excluding tenant reimbursement of expenses for the remainder of 2016 and each of the next four years and thereafter as of September 30, 2016 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2016 (remaining three months)	$7,369
2017	19,174
2018	16,539
2019	7,715
2020	1,296
Thereafter	3,138
$55,231

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility and title has transferred.  Revenues from the sale of harvested crops totaling $764,136 and $0 were recognized during the nine months ended September 30, 2016 and 2015, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2016 and 2015, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.   The following is a summary of the Company’s significant tenants.

	Rental income recognized				Rental income recognized
	For the three months ended				For the nine months ended
	September 30,				September 30,
($ in thousands)	2016		2015		2016		2015
Hough Farms	$496	8.0%	$133	3.3%	$1,482	9.0%	$390	4.4%
Justice Family Farms	1,328	21.5%	1,380	34.1%	4,154	25.2%	2,129	24.0%
Prairieland Farm	382	6.2%	202	5.0%	885	5.4%	605	6.8%
	$2,206	35.7%	$1,715	42.4%	$6,521	39.6%	$3,124	35.2%

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2016 and 2015 and rental income recorded by the Company for the three and nine months ended September 30, 2016 and 2015 by location of the farms:

	Approximate %		Rental Income
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm	2016	2015	2016	2015	2016	2015
Illinois	25.0%	8.3%	34.1%	14.3%	30.7%	19.3%
Colorado	19.0%	27.9%	12.9%	14.3%	12.8%	18.8%
North Carolina	9.7%	15.6%	18.5%	23.5%	21.7%	14.0%
Arkansas	9.1%	14.6%	4.7%	10.0%	6.2%	8.8%
South Carolina	9.0%	13.9%	8.5%	14.8%	9.2%	16.2%
Louisiana	8.2%	2.8%	6.2%	2.6%	4.4%	3.5%
Nebraska	5.1%	7.9%	5.9%	10.0%	7.0%	10.9%
Mississippi	4.3%	6.0%	2.7%	6.9%	2.6%	6.0%
Georgia	3.0%	—%	2.2%	—%	2.0%	—%
Texas	2.4%	—%	2.0%	—%	1.7%	—%
Florida	2.1%	—%	0.7%	—%	0.3%	—%
Kansas	1.6%	1.0%	0.8%	0.5%	0.6%	0.7%
Virginia(1)	1.1%	1.7%	—%	2.6%	—%	1.6%
Michigan	0.4%	0.3%	0.8%	0.5%	0.8%	0.2%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)The farm located in Virginia was acquired as part of the Justice 2015 transaction.  This farm, in addition to the farms located in North Carolina and South Carolina are all leased to the tenant under the same lease agreement.  The majority of the rental income recognized for the current year is related to North Carolina and has been included in the total represented for North Carolina in the table above.

Note 4—Related Party Transactions

As of September 30, 2016 and 2015, 6% and 11%, respectively, of the acres in the Company’s farm portfolio were rented to and operated by Astoria Farms or Hough Farms, both of which were related parties prior to December 31, 2015.  Astoria Farms is a partnership in which Pittman Hough Farms LLC (“Pittman Hough Farms”), which was previously 75% owned by Mr. Pittman, had a 33.34% interest. The balance of Astoria Farms was held by limited partnerships in which Mr. Pittman previously was the general partner. Hough Farms is a partnership in which Pittman Hough Farms previously had a 25% interest. Effective as of December 31, 2015, Mr. Pittman neither owns any direct or indirect interest in, nor has control of, either Astoria Farms or Hough Farms. The aggregate rent recognized by the Company for these entities for the nine months ended September 30, 2016, and 2015 was $1,861,106 and $2,035,752, respectively. The aggregate rent recognized by the Company for these entities for the three months ended September 30, 2016, and 2015 was $622,025 and $685,005, respectively.

American Agriculture Corporation (‘‘American Agriculture’’) is a Colorado corporation that was previously 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company.  Effective as of December 31, 2015, Mr. Pittman does not own any interest in American Agriculture and, therefore, American Agriculture is no longer a related party.   The Company reimbursed American Agriculture $0 and $20,489 for general and administrative expenses during the nine months ended September 30, 2016 and 2015, respectively, which are included in general and administrative expenses in the combined consolidated statements of operations. The Company reimbursed American Agriculture $0 and $1,328 for general and administrative expenses during the three months ended September 30, 2016 and 2015, respectively, which are included in general and administrative expenses in the combined consolidated statements of operations.

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane for business purposes.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  During the nine months ended September 30, 2016 and 2015, respectively, the Company incurred costs of $142,719 and $79,410 which were reimbursable to American Ag Aviation for use of the aircraft in accordance

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

with the lease agreement.  During the three months ended September 30, 2016 and 2015, respectively, the Company incurred costs of $46,250 and $50,460 which were reimbursable to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s combined consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s combined consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s combined consolidated statements of operations.

On April 1, 2015, the TRS and Hough Farms entered into a custom farming arrangement, pursuant to which Hough Farms performs custom farming on 641 acres of farmland owned by the Company located in Nebraska and Illinois.  The Company incurred $53,647 and $20,289 for the nine months ended September 30, 2016 and 2015, respectively and $11,839 and $7,440 for the three months ended September 30, 2016 and 2015, respectively, in custom farming costs which are included in inventory in the combined consolidated balance sheets.  As of September 30, 2016 and December 31, 2015, the Company owed Hough Farms $10,589 and $11,946, respectively, for fungicide application related costs which are included in accrued expenses in the combined consolidated balance sheets.

Note 5—Real Estate

During the nine months ended September 30, 2016, the Company acquired the following farms:

			Total
($ in thousands)		Date	approximate	Purchase	Acquisition
Acquisition / Farm	State	acquired	acres	price	costs	Type of acquisition
Knowles	Georgia	1/12/2016	608	$1,202	$2	Asset Acquisition
Borden	Michigan	1/21/2016	265	1,630	—	Business Combination
Reinart Farm	Texas	1/27/2016	2,056	6,117	1	Asset Acquisition
Chenoweth	Illinois	2/26/2016	40	371	—	Asset Acquisition
Forsythe Farms(1)	Illinois	3/2/2016	22,128	197,145	1,321	Asset Acquisition
Knight	Georgia	3/11/2016	208	624	3	Asset Acquisition
Gurga	Illinois	3/24/2016	80	667	—	Asset Acquisition
Condrey	Louisiana	3/31/2016	7,400	31,764	14	Asset Acquisition
Buckelew	Mississippi	4/4/2016	624	2,307	—	Business Combination
Brett	Georgia	4/6/2016	213	577	2	Asset Acquisition
Powell	Georgia	4/6/2016	274	958	3	Asset Acquisition
Unruh	South Carolina	5/12/2016	330	1,528	3	Asset Acquisition
Early	Texas	5/17/2016	640	1,800	—	Business Combination
East Chenoweth	Illinois	6/27/2016	77	697	—	Business Combination
Missel	Colorado	6/29/2016	1,261	1,760	—	Business Combination
Durdan	Illinois	6/30/2016	203	1,905	—	Asset Acquisition
Mullis	Georgia	7/20/2016	266	862	—	Business Combination
Ulrich Feedlot	Colorado	7/27/2016	142	5,524	24	Asset Acquisition
Sabatka	Kansas	7/27/2016	158	325	—	Asset Acquisition
Ironwood	Florida	8/31/2016	2,426	9,497	21	Asset Acquisition
Hooks	Georgia	9/16/2016	445	1,402	—	Asset Acquisition
Tristan Cleer	Illinois	9/29/2016	7	120	—	Asset Acquisition
			39,851	$268,782	$1,394

(1)

This acquisition closed on March 2, 2016.  The purchase price of the property was comprised of (a) $50.0 million in cash, (b) an aggregate of 2,608,695 OP units valued at $11.50 per OP unit and (c) 117,000 Preferred units.   See “Note 9 – Stockholders’ Equity and Non-controlling Interests”.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

During the nine months ended September 30, 2015, the Company acquired the following farms:

			Total
($ in thousands)		Date	approximate	Purchase	Acquisition
Acquisition / Farm	State	acquired	acres	price	costs	Type of acquisition
Swarek	Mississippi	1/14/2015	850	$3,512	$6	Asset acquisition
Stonington Bass	Colorado	2/18/2015	997	2,080	1	Business combination
Benda Butler	Nebraska	2/24/2015	73	606	1	Asset acquisition
Benda Polk	Nebraska	2/24/2015	123	861	2	Asset acquisition
Timmerman(1)	Colorado	3/13/2015	315	2,026	—	Asset acquisition
Cypress Bay	South Carolina	3/13/2015	502	2,303	4	Asset acquisition
Nebraska Battle Creek Farms(2)	Nebraska	4/10/2015	1,117	9,023	20	Business combination
Northeast Nebraska Farms(3)	Nebraska	4/10/2015	1,160	8,981	20	Business combination
Drury	Colorado	4/10/2015	160	950	—	Business combination
Sutter	Colorado	4/17/2015	322	2,000	—	Asset acquisition
Bobcat	Arkansas	4/30/2015	934	3,025	12	Business combination
Swindoll Darby	Mississippi	5/14/2015	359	1,468	2	Asset acquisition
Abraham	Illinois	5/29/2015	110	762	2	Asset acquisition
Justice Farms(4)	(5)	6/2/2015	14,935	80,913	199	Asset acquisition
Tomasek(6)	Illinois	6/30/2015	58	690	2	Business combination
Purdy	Arkansas	7/2/2015	1,383	6,168	21	Asset acquisition
Matthews	Mississippi	7/10/2015	1,130	5,576	22	Asset acquisition
Riccioni	Michigan	9/15/2015	181	2,558	14	Asset acquisition
			24,709	$133,502	$328

(1)

On March 13, 2015, the Company issued 63,581 shares of common stock (with an aggregate fair value of $712,743 as of the date of closing) as partial consideration for the acquisition of the Timmerman farm.

(2)

On April 10, 2015, the Company issued 118,634 OP units (with an aggregate fair value of $1,372,595 as of the date of closing) as partial consideration for the acquisition of the Nebraska Battle Creek Farms.

(3)

On April 10, 2015, the Company issued 119,953 OP units (with an aggregate fair value of $1,387,856 as of the date of closing) as partial consideration for the acquisition of the Northeast Nebraska Farms.

(4)

On June 2, 2015, the Company issued 824,398 shares of common stock and 1,993,709 OP units (with an aggregate fair value of $30,914,634 as of the date of closing) as partial consideration for the acquisition of the Justice Farms.

(5)	The Justice Farms are located in NC, SC, and VA.
(6)

On June 30, 2015, the Company acquired the Tomasek property from Mr. Pittman. The purchase price of the property approximated fair value. In conjunction with the acquisition, the Company assumed a two-year lease with Astoria Farms with annual rents of $18,749.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The preliminary allocation of the purchase price for the farms acquired during the nine months ended September 30, 2016 are as follows:

($ in thousands)	Land	Groundwater	Irrigation improvements	Permanent plantings & other real estate	Timber	Accounts Receivable	Below Market Lease	Accrued property taxes	Total
Knowles	$795	$—	$65	$—	$342	$—	$—	$—	$1,202
Borden	779	—	88	763	—	—	—	—	1,630
Reinart Farm	4,188	1,434	495	—	—	—	—	—	6,117
Chenoweth	371	—	—	—	—	—	—	—	371
Forsythe Farms	195,590	—	1,277	357	—	—	—	(79)	197,145
Knight	482	—	142	—	—	—	—	—	624
Gurga	667	—	—	—	—	—	—	—	667
Condrey	30,584	—	557	623	—	—	—	—	31,764
Buckelew	2,321	—	15	—	—	—	(29)	—	2,307
Brett	469	—	108	—	—	—	—	—	577
Powell	756	—	202	—	—	—	—	—	958
Unruh	1,303	—	225	—	—	—	—	—	1,528
Early	925	634	241	—	—	—	—	—	1,800
East Chenoweth	667	—	30	—	—	—	—	—	697
Missel	1,760	—	—	—	—	—	—	—	1,760
Durdan	1,905	—	—	—	—	—	—	—	1,905
Mullis	718	—	144	—	—	—	—	—	862
Ulrich Feedlot	792	3,491	22	1,219	—	—	—	—	5,524
Sabatka	235	41	49	—	—	—	—	—	325
Ironwood	9,295	—	—	202	—	—	—	—	9,497
Hooks	1,330	—	72	—	—	—	—	—	1,402
Tristan Cleer	34	—	—	86	—	—	—	—	120
	$255,966	$5,600	$3,732	$3,250	$342	$—	$(29)	$(79)	$268,782

The allocation of the purchase price for the farms acquired during the nine months ended September 30, 2016 is preliminary and may change during the measurement period if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The allocation of the purchase price for the farms acquired during the nine months ended September 30, 2015 are as follows:

($ in thousands)	Land	Groundwater	Irrigation improvements	Permanent plantings & other real estate	Timber	Accounts Receivable	Below Market Lease	Accrued property taxes	Total
Swarek	$3,471	$—	$41	$—	$—	$—	$—	$—	$3,512
Stonington Bass	1,995	—	80	5	—	—	—	—	2,080
Benda Butler	607	—	—	—	—	—	—	(1)	606
Benda Polk	862	—	—	—	—	—	—	(1)	861
Timmerman	1,365	626	37	—	—	—	—	(2)	2,026
Cypress Bay	1,959	—	276	68	—	—	—	—	2,303
Nebraska Battle Creek Farms	8,757	—	339	—	—	37	(89)	(21)	9,023
Northeast Nebraska Farms	8,872	—	236	—	—	30	(141)	(16)	8,981
Drury	809	107	34	—	—	—	—	—	950
Sutter	1,301	595	104	—	—	—	—	—	2,000
Bobcat	2,808	—	184	—	—	30	—	3	3,025
Swindoll Darby	1,436	—	33	—	—	—	—	(1)	1,468
Abraham	762	—	—	—	—	—	—	—	762
Justice Farms	80,758	—	96	38	32	—	—	(11)	80,913
Tomasek	681	—	—	—	—	9	—	—	690
Purdy	5,924	—	244	—	—	—	—	—	6,168
Matthews	5,338	—	77	161	—	—	—	—	5,576
Riccioni	905	—	286	1,367	—	—	—	—	2,558
	$128,610	$1,328	$2,067	$1,639	$32	$106	$(230)	$(50)	$133,502

The Company has included the results of operations for the acquired real estate in the combined consolidated statements of operations from the dates of acquisition. The real estate acquired in business combinations during the nine months ended September 30, 2016 contributed $175,653 and $282,629 to total revenue and $122,058 and $189,502 to net income (including related real estate acquisition and due diligence costs of $0 and $7,735) for the three and nine months ended September 30, 2016, respectively.  The real estate acquired during the nine months ended September 30, 2015 contributed $284,012 and $524,811 to total revenue and $231,681 and $363,849 to net income (including related real estate acquisition costs of $0 and $55,014) for the three and nine months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company accounted for the acquisitions of each of the Borden, Buckelew, Early, East Chenoweth, Missel, and Mullis farms as a business combination.  However, as historical results for the farms were not available the Company has not included unaudited pro forma financial information reflecting the pro forma results as if the farm had been acquired on January 1, 2015.

During the nine months ended September 30, 2015, the Company accounted for the acquisitions of each of the Stonington Bass, Battle Creek, Northeast Nebraska, Drury, Bobcat and Tomasek farms as a business combination.  However, as historical results for the farm were not available the Company has not included unaudited pro forma financial information reflecting the pro forma results as if the farm had been acquired on January 1, 2014.

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company's business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. The Company seeks to make loans that are collateralized by farm real estate and in principal amounts of $500,000 or more at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

permitted.  Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

As of September 30, 2016 and December 31, 2015, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	September 30, 2016	December 31, 2015	Date
Mortgage Note(1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017
Mortgage Note	Year 1 interest paid at note issuance, with remaining principal & interest due at maturity	980	980	10/30/2017
Term Note(3)	Principal & interest due at maturity	-	50	2/2/2016
Total outstanding principal		2,780	2,830
Points paid, net of direct issuance costs		(6)	(10)
Interest receivable (net prepaid interest)(2)		96	(8)
Total notes and interest receivable		$2,870	$2,812

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  The Company has a commitment to fund an additional $200,000 under this note, subject to the borrower satisfying certain requirements.

(2)

Includes prepaid interest of $7,813, net of $103,600 of accrued interest receivable at September 30, 2016, and prepaid interest of $60,025, net of $52,244 of accrued interest receivable at December 31, 2015.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of September 30, 2016 and December 31, 2015, the fair value of the notes receivable was $2,925,756 and $2,842,145, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 7—Mortgage Notes and Bonds Payable

As of September 30, 2016 and December 31, 2015, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			September 30,	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	Interest Rate Terms	2016	2016	2015	Date	2016
First Midwest Bank A	Annual principal / quarterly interest	Greater of LIBOR + 2.59% or 2.80%	—	$—	$650	June 2016	$—
First Midwest Bank B	Annual principal / quarterly interest	Greater of LIBOR + 2.59% or 2.80%	—	—	26,000	June 2016	—
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700	20,700	September 2017	31,612
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460	5,460	October 2017	8,992
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680	10,680	November 2017	10,642
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400	13,400	December 2017	23,531
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860	30,860	December 2017	52,593
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915	14,915	April 2025	20,049
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,156
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,807
Farmer Mac Bond #8B	(1)	LIBOR + 1.80%	1.98%	—	5,100	May 2016	—
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	9,746
MetLife Term Loan #1(3)	Semi-annual interest only	Greater of LIBOR + 1.75% or 2% adjusted every 3 years	2.59%	90,000	—	March 2026	197,177
MetLife Term Loan #2(3)	Semi-annual interest only	2.66% adjusted every 3 years	2.66%	16,000	—	March 2026	31,736
MetLife Term Loan #3(3)	Semi-annual interest only	2.66% adjusted every 3 years	2.66%	21,000	—	March 2026	25,612
MetLife Term Loan #4	Semi-annual interest only	Greater of LIBOR + 1.75% or 2% adjusted every 3 years	2.59%	15,685	—	June 2026	25,162
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted every month	3.21%	5,102	—	September 2023	9,497
Total outstanding principal				303,262	187,225		$545,312
Debt issuance costs				(1,009)	(381)
Unamortized premium				140	230
Total mortgage notes and bonds payable, net				$302,393	$187,074

(1)

Bond was an amortizing loan with monthly principal payments that commenced on October 2, 2015 and monthly interest payments that commenced on July 2, 2015, with all remaining principal and outstanding interest due at maturity. This bond was repaid in full in May 2016.

(2)

Loan is an amortizing loan with quarterly interest payments that commence on January 1, 2017 and quarterly principal payments that commence on October 1, 2018, with all remaining principal and outstanding interest due at maturity.

(3)	Proceeds from MetLife Term Loans 1, 2, and 3 were used to repay all amounts outstanding under the Bridge Loan, as further described below.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

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

As of September 30, 2016 and December 31, 2015, the Operating Partnership had approximately $155.5 million and approximately $160.6 million outstanding, respectively, under the Farmer Mac Facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%;  a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth of $96,268,417. The Company was in compliance with all applicable covenants at September 30, 2016.

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

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the three and nine months ended September 30, 2016, the Company accrued and paid debt issuance costs on the Bridge Loan totaling $0 and $173,907 and interest totaling $0 and $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan's principal amount was considered additional interest paid as discount on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

MetLife Term Loans

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Second MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“Metlife”) which provides for a loan of approximately $15.7 million to the Company with a maturity date of June 29, 2026 (“Term Loan 4”). Interest on Term Loan 4 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year to an interest equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. Term Loan 4 initially bears interest at a rate of 2.39% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.59% per annum. Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

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

Interest on Term Loan 1 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 bore interest at a rate of 2.40% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.59% per annum. Subject to certain conditions, the Company may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, the Company may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

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

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guarantie(s) also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants at September 30, 2016.

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

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of September 30, 2016 approximately $5.1 million had been drawn down under this facility.  Interest on Farm Credit Mortgage Note is payable in cash quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875% provided that the interest rate shall be subject to adjustment on the first day of September, 2016, and on the first day of each month thereafter. Proceeds from Farm Credit Mortgage Note are to be used for the acquisition and development of additional land.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the three and nine months ended September 30, 2016, $70,673 and $954,383, respectively, in costs were incurred in conjunction with the MetLife Term Loans (as defined above), the MSD Bridge Loan (as defined above) and the Farm Credit Mortgage Note (as defined above). During the three and nine months ended September 30, 2016, the Company paid $0 and 4% of the principal amount of the MSD Bridge Loan, or $2,120,000, respectively, as additional interest in the form of a discount on issuance.  Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. The Company wrote off $6,209 and $12,300 in deferred financing fees in conjunction with early repayment of debt during the nine months ended September 30, 2016 and 2015, respectively.  The Company wrote off $0 in deferred financing fees in connection with early repayment of debt during the three months ended September 30, 2016 and 2015.  Accumulated amortization of deferred financing fees was $625,499 and $310,274 as of September 30, 2016 and December 31, 2015, respectively.

Aggregate Maturities

As of September 30, 2016, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2016 (remaining three months)	$—
2017	81,100
2018	69
2019	274
2020	48,574
Thereafter	173,245
$303,262

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2016 and December 31, 2015, the fair value of the mortgage notes payable was $303,354,711 and $185,171,599, respectively.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June of 2016, and increases annually thereafter.  As of September 30, 2016, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2016 (remaining three months)	$31
2017	124
2018	126
2019	74
$355

A sale of any of the Contributed Properties that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions, on April 16, 2014. Furthermore, if any such sale or defeasance is foreseeable, the Company is required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the OP units.

On August 31, 2016, the Company entered into a lease agreement in which the Company agreed to convert the Ironwood Farm from its current condition to the maximum number of acres of center-pivot irrigated farmland. As of September 30, 2016, future capital commitments associated with the conversion are as follows:

($ in thousands)	Capital
Year Ending December 31,	Commitments
2016 (remaining three months)	$1,206
2017	4,098
2018	845
$6,149

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Upon completion of the AFCO Mergers, the properties listed in the table below will become part of the Company’s portfolio. We cannot assure you that we will be able to complete the AFCO Mergers on the expected timeline or at all. See “Item 1A Risk Factors” included in this Quarterly Report on Form 10-Q.

($ in thousands)
Property	State	Total Approximate acres
Kimberly Vineyard	California	260
Golden Eagle Ranch	California	1,247
Quail Run Vineyard	California	240
Blue Heron Farms	California	430
Falcon Farms	Georgia / Alabama	1,840
Kingfisher Ranch	California	623
Cougar Ranch	California	854
Cheetah Ranch	California	478
Puma Ranch	California	610
Lynx Ranch	California	244
Sweetwater Farm	Florida	1,624
Sandpiper Ranch	California	184
Blue Cypress Farm	Florida	2,694
Pleasant Plains Farm	Illinois	1,196
Macomb Farm	Illinois	434
Tillar Farm	Arkansas	1,444
Kane County Farms	Illinois	1,652
Roadrunner Ranch	California	244
Condor Ranch	California	786
Grassy Island Groves	Florida	623
Pintail Vineyards	California	91
		17,798

As of September 30, 2016, the Company had the properties listed in the table below under contract (other than the AFCO properties).  The Taubeneck farm acquisition closed on November 2, 2016 and the Boys farm acquisition is expected to close in the fourth quarter of 2016.  The initial accounting for these acquisitions is not yet complete, making certain disclosures related to purchase price allocation unavailable at this time.

		Total
($ in thousands)		approximate	Purchase
Farm Name	State	acres	price
Boys(1)	AR	1,122	$4,099
Taubeneck	IL	95	562
		1,217	$4,661

(1)The consideration to be paid for the Boys Farm consists of $3.3 million in cash and 69,961 OP units valued $11.79 per OP unit.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of September 30, 2016 and December 31, 2015, respectively, the Company owned a 70.9% and 74.1%, interest in the Operating Partnership, and the remaining 29.1% and 25.9% interest, respectively, is included in non-controlling interest in Operating Partnership on the combined consolidated balance sheets.  This non-controlling interest in the Operating Partnership is held in the form of OP units and Preferred units.

On or after 12 months of becoming a holder of OP units, unless the terms of an agreement with such OP unit holder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreements”), to tender for redemption all or a portion of such units in exchange for cash, or in the Company’s sole discretion,

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. On March 31, 2016 the Company issued 427,900 shares of common stock in exchange for 427,900 OP units that had been tendered for redemption. On July 22, 2016, the Company issued 681,222 shares of common stock in exchange for 681,222 OP units that had been tendered for redemption. There were 3,068,174 and 1,945,000 outstanding OP units eligible to be tendered for redemption as of September 30, 2016 and December 31, 2015, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of the IPO, the Company’s common stock offerings in July 2014 and July 2015, the ATM Program (as defined below), the issuance of stock compensation, and common stock and OP units issued as partial consideration for certain acquisitions, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the years ended December 31, 2015 and 2014.  During the first nine months of 2016 the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $4.3 million. During the period ended September 30, 2015, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $0.8 million.

Redeemable Non-controlling Interests in Operating Partnership, Class A Common Units

On June 2, 2015, the Company issued 1,993,709 OP units in conjunction with an asset acquisition. Beginning on June 2, 2016, the OP units became eligible to be tendered for redemption for cash, or at the Company’s option, for shares of common stock on a one for one basis. In connection with its annual meeting of stockholders held on May 25, 2016, the Company obtained stockholder approval to issue shares of its common stock upon the redemption of 883,724 of the OP units (the “Excess Units”). Prior to such stockholder approval, the Company would have been required to redeem the Excess Units for cash.  As the tender for redemption of the Excess Units for shares of common stock was outside of the control of the Company until May 25, 2016, these units were accounted for as mezzanine equity on the combined consolidated balance sheets as of December 31, 2015. After the redemption became within the control of the Company these excess units formed part of the non-controlling interests in the Operating Partnership. The Company elected to accrete the change in redemption value of the Excess Units subsequent to issuance and during the respective 12-month holding period, after which point the units were marked to redemption value at each reporting period.

Redeemable Non-controlling Interests in Operating Partnership, Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No.1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Preferred units. Under the Amendment, among other things, each Preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to additional paid in capital.  On March 2, 2016, 117,000 Preferred units were issued as partial consideration in the Forsythe farm acquisition (See “Note 5—Real Estate”).  Upon any voluntary or involuntary liquidation or dissolution, the Preferred units are entitled to a priority distribution ahead of OP units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of September 30, 2016 was $119,057,250 including accrued distributions.

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

The Preferred units are accounted for as mezzanine equity on the combined consolidated balance sheet as the units are convertible and redeemable for shares at a fixed and determinable price and date at the option of the holder and upon the occurrence of an event not solely within the control of the Company.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the nine months ended September 30, 2016 and 2015:

	Common		Preferred
($ in thousands)	Redeemable OP units	Redeemable non-controlling interests	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2014	—	$—	—	$—
Issuance of redeemable OP units as partial consideration for real estate acquisition	884	9,694	—	—
Net income attributable to non-controlling interest	—	53	—	—
Accrued distributions to non-controlling interest	—	(225)	—	—
Adjustments to arrive at fair value of redeemable non-controlling interest	—	36	—	—
Balance at September 30, 2015	884	$9,558	—	$—

Balance at December 31, 2015	884	$9,695	—	$—
Issuance of redeemable OP units as partial consideration for real estate acquisition	—	—	117	117,000
Net loss attributable to non-controlling interest	—	(64)	—	—
Accrued distributions to non-controlling interest	—	(113)	—	2,057
Redemption of OP units for common stock	(884)	(9,518)	—	—
Balance at September 30, 2016	—	$—	117	$119,057

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of OP units for the nine months ended September 30, 2016 and the year ended December 31, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2016	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275
	May 9, 2016	July 1, 2016	July 15, 2016	0.1275
	August 3, 2016	September 30, 2016	October 14, 2016	0.1275
				$0.3825

2015	February 25, 2015	April 1, 2015	April 15, 2015	$0.1160
	June 2, 2015	July 1, 2015	July 15, 2015	0.1275
	August 12, 2015	October 1, 2015	October 15, 2015	0.1275
	November 20, 2015	January 4, 2016	January 15, 2016	0.1275
				$0.4985

Additionally, in connection with the 3.00% cumulative preferential distribution on the Preferred units, the Company has accrued $2,057,250 in distributions payable as of September 30, 2016.  The distributions are payable annually in arrears on January 15 of each year.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On October 29, 2014, the Company announced that its board of directors approved a program to repurchase up to $10,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund repurchases under the program using cash on hand. The Company repurchased and retired 2,130 shares of its common stock on August 26, 2015, at an average price of $9.81, plus commissions, and is authorized to repurchase up to an additional $9,979,068 of its common stock under the program. There were no repurchases made during the nine months ended September 30, 2016.

Equity Incentive Plan

On May 5, 2015, the Company’s stockholders approved the amendment and restatement of the Plan, which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 615,070 shares (including the 342,481 shares of restricted common stock that have been granted to the Company’s executive officers, certain of the Company’s employees, the Company’s non-executive directors and Jesse J. Hough, the Company’s consultant). As of September 30, 2016, there were 285,933 of shares available for future grant under the Plan.

The Company may issue equity-based awards to officers, non-employee directors, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units.  The terms of each grant are determined by the compensation committee of the Board of Directors.

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

A summary of the nonvested shares as of September 30, 2016 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Nonvested at December 31, 2015	145	$13.87
Granted	119	10.78
Vested	(70)	13.96
Forfeited	(5)	11.09
Nonvested at September 30, 2016	189	$11.97

For the nine months ended September 30, 2016 and 2015, the Company recognized $889,114 and $708,703, respectively, of stock-based compensation expense related to these restricted stock awards. For the three months ended September 30, 2016 and 2015 the company recognized $332,765 and $228,508, respectively, of stock-based compensation expense related to these restricted stock awards.  As of September 30, 2016 and December 31, 2015, there were $1,480,089 and $1,246,683,

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 2.1 years and 1.3 years, respectively.  The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the combined consolidated statements of operations.  As a result of changes in the fair value of the nonvested shares, the Company recorded an increase in stock based compensation of $119,817 for the nine months ended September 30, 2016 and a $31,739 decrease for the nine months ended September 30, 2015.

At-the-Market Offering Program (the “ATM Program”)

On September 15, 2015, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of $25 million. During the nine months ended September 30, 2016, the Company had sold an aggregate of 844,207 shares of its common stock for aggregate gross proceeds, net of fees, of approximately $9,337,501 at a weighted average price per share of $11.06 through the ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $86,468 and $756,970 in offering costs during the nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, $103,795 of deferred offering costs related to the ATM program were offset against the proceeds from the issuance of shares under the program. As of September 30, 2016 and December 31, 2015, the Company had $249,926 and $267,253 respectively in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands except per share amounts)	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$70	$624	$(412)	$575
Less: Nonforfeitable distributions allocated to unvested restricted shares	(24)	(19)	(72)	(62)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, common	—	(113)	(113)	(226)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(887)	—	(2,057)	—
Net (loss) income attributable to common stockholders	$(841)	$492	$(2,654)	$287

Denominator:
Weighted-average number of common shares - basic	13,683	11,154	12,663	8,872
Conversion of preferred units(1)	—	—	—	—
Unvested restricted shares(2)	—	4	—	10
Redeemable non-controlling interest(1)	—	—	—	—
Weighted-average number of common shares - diluted	13,683	11,158	12,663	8,882

(Loss) earnings per share attributable to common stockholders - basic and diluted	$(0.06)	$0.04	$(0.21)	$0.03

(1)	Anti-dilutive for the three and nine months ended September 30, 2016 and 2015.
(2)	Anti-dilutive for the three and nine months ended September 30, 2016.

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements (Continued)

(Unaudited)

Unvested shares of the Company’s restricted common stock are, and until May 26, 2016, the Excess Units were, considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. On May 25, 2016, the Company obtained stockholder approval allowing the Company to issue shares of common stock upon the redemption of the Excess Units, which allowed the Company to remove the Excess Units from the mezzanine section of the combined consolidated balance sheets. As such, as of September 30, 2016, the Company no longer has any OP units included as redeemable non-controlling interests outstanding in the mezzanine section of the combined consolidated balance sheets.

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of OP units held by the non-controlling interest was 5,839,770 and 3,293,572 for the three months ended September 30, 2016 and 2015, respectively.  The weighted average number of OP units held by the non-controlling interest was 5,264,991 and 2,584,098 for the nine months ended September 30, 2016 and 2015, respectively. The weighted average number of Excess Units held by the non-controlling interest was 0 and 470,889 for the three and nine months ended September 30, 2016.  There were 883,724 and 388,450 in weighted average Excess units of non-controlling interest held for the three and nine months ended September 30, 2015.

The outstanding Preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation.  During the first nine months of 2016, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three and nine months ended September 30, 2016, diluted weighted average common shares do not include the impact of 188,427 unvested compensation-related shares. For the three and nine months ended September 30, 2015, diluted weighted average common shares do not include the impact of 142,729 and 137,059, respectively, unvested compensation-related shares. The effect of these items on diluted earnings per share would be anti-dilutive.

The following equity awards and units are outstanding as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016	December 31, 2015
Shares	13,857,360	11,833,675
OP Units	5,676,869	3,293,572
Reeemable OP Units	—	883,724
Unvested RSAs	188,427	145,000
	19,722,656	16,155,971

Farmland Partners Inc.

Notes to Combined Consolidated Financial Statements

(Unaudited)

Note 10—Subsequent Events

See “Note 8—Commitments and Contingencies” for deposits for real estate acquisitions that occurred subsequent to September 30, 2016.

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against AFCO, seeking to represent a proposed class of all AFCO stockholders captioned Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint names as defendants AFCO, the members of AFCO’s board of directors, AFCO OP, the Company, the Operating Partnership, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC.  The complaint alleges that the AFCO directors breached their duties to AFCO in connection with the evaluation and approval of the AFCO Mergers. In addition, the complaint alleges, among other things, that AFCO, AFCO OP, the Company, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC aided and abetted those breaches of duties. The complaint seeks equitable relief, including a potential injunction against the AFCO Merger. The deadline for an answer or other responsive pleading by the defendants has not yet passed. We believe the allegations in the complaint are without merit and intend to defend against those allegations.

On November 2, 2016 the Company closed on the following acquisition for the below cash consideration:

		Total
($ in thousands)		approximate	Purchase
Farm Name	State	acres	Price
Taubeneck	IL	95	$562
		95	$562

On November 2, 2016, the Company’s board of directors declared a distribution of $0.1275 per share of common stock and OP unit payable on January 13, 2016 to holders of record as of January 2, 2016.

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

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning our proposed acquisition of American Farmland Company, projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company incorporated in Maryland that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report, the majority of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, while some of our farms produce specialty crops, such as blueberries, vegetables and edible beans.  Upon completion of pending transactions, our farmland portfolio will be comprised of approximately 75% primary crop farmland and 25% specialty  crop farmland by value, which we believe will give investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other. In addition, in August 2015, the Company announced the launch of the FPI Loan Program, an agricultural lending product aimed at farmers, as a complement to the Company's primary business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, we intend to make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2016 we own a 70.9% interest in the limited partnership interest in the Operating Partnership. See Note 9 to our combined consolidated financial statements for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

Recent Developments

Pending Merger with American Farmland Company

On September 12, 2016, we and certain of our respective subsidiaries entered into a definitive agreement and plan of merger (the “AFCO Merger Agreement”) with American Farmland Company (“AFCO”) and American Farmland Company L.P. (“AFCO OP”).  Pursuant to the terms of the Merger Agreement, one of the Company’s wholly owned subsidiaries will merge with and into AFCO OP with AFCO OP surviving as a subsidiary of the Operating Partnership (the “Partnership Merger”), and AFCO will merge with and into another one of our wholly owned subsidiaries with our subsidiary surviving (the “Company Merger” and together with the Partnership Merger, the “AFCO Mergers”).  The AFCO Mergers are expected to close in the first quarter of 2017.

At the effective time of the Company Merger, each share of common stock of AFCO, par value $0.01 per share (“AFCO Common Stock”), issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by us or the Operating Partnership or any wholly owned subsidiary of us or the Operating Partnership), will be automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of our common stock (the “Company Merger Consideration”). In addition, in connection with the Company Merger, each outstanding AFCO restricted stock unit that has become fully earned and vested in accordance with its terms will, at the effective time of the Company Merger, be converted into the right to receive the Company Merger Consideration.

At the effective time of the Partnership Merger, each common unit of limited partnership interest in AFCO OP issued and outstanding immediately prior to the effective time of the Partnership Merger, will be converted automatically into the right to receive, subject to certain adjustments, 0.7417 OP units.

Upon completion of the AFCO Mergers, we will own the AFCO properties listed in the table below, and our portfolio will then consist of approximately 75% row crop farmland and 25% specialty crop farmland.

($ in thousands)
Property	State	Total Approximate acres
Kimberly Vineyard	California	260
Golden Eagle Ranch	California	1,247
Quail Run Vineyard	California	240
Blue Heron Farms	California	430
Falcon Farms	Georgia / Alabama	1,840
Kingfisher Ranch	California	623
Cougar Ranch	California	854
Cheetah Ranch	California	478
Puma Ranch	California	610
Lynx Ranch	California	244
Sweetwater Farm	Florida	1,624
Sandpiper Ranch	California	184
Blue Cypress Farm	Florida	2,694
Pleasant Plains Farm	Illinois	1,196
Macomb Farm	Illinois	434
Tillar Farm	Arkansas	1,444
Kane County Farms	Illinois	1,652
Roadrunner Ranch	California	244
Condor Ranch	California	786
Grassy Island Groves	Florida	623
Pintail Vineyards	California	91
		17,798

We cannot assure you that we will be able to complete the AFCO Mergers on the expected timeline or at all. See “Item 1A Risk Factors” included in this Quarterly Report on Form 10-Q.

Completed Acquisitions

Since December 31, 2015, we have completed the following 22 acquisitions, all of which were settled for cash with the exception of the Forsythe Farms acquisition.

			Total
(in thousands except acres)		Date	Approximate	Purchase
Acquisitions	State	acquired	acres	price
Knowles	Georgia	1/12/2016	608	$1,202
Borden	Michigan	1/21/2016	265	1,630
Reinart Farm	Texas	1/27/2016	2,056	6,117
Chenoweth	Illinois	2/26/2016	40	371
Forsythe Farms(1)	Illinois	3/2/2016	22,128	197,145
Knight	Georgia	3/11/2016	208	624
Gurga	Illinois	3/24/2016	80	667
Condrey	Louisiana	3/31/2016	7,400	31,764
Buckelew	Mississippi	4/4/2016	624	2,307
Brett	Georgia	4/6/2016	213	577
Powell	Georgia	4/6/2016	274	958
Unruh	South Carolina	5/12/2016	330	1,528
Early	Texas	5/17/2016	640	1,800
East Chenoweth	Illinois	6/27/2016	77	697
Missel	Colorado	6/29/2016	1,261	1,760
Durdan	Illinois	6/30/2016	203	1,905
Mullis	Georgia	7/20/2016	266	862
Ulrich Feedlot	Colorado	7/27/2016	142	5,524
Sabatka	Kansas	7/27/2016	158	325
Ironwood	Florida	8/31/2016	2,426	9,497
Hooks	Georgia	9/16/2016	445	1,402
Tristan Cleer	Illinois	9/29/2016	7	120
			39,851	$268,782

(1)

The purchase price of the property was comprised of (a) $50.0 million in cash, (b) an aggregate of 2,608,695 OP units, valued at $11.50 per OP unit and (c) 117,000 Preferred units.  See “Note 9—Stockholders’ Equity and Non-controlling Interests”.

Properties under Contract

As of September 30, 2016, we have entered into purchase agreements with unrelated third parties to acquire the following farms, all of which are to be settled for cash with the exception of the Boys farm, which will be settled with a combination of cash and OP units:

		Total
(in thousands except acres)		approximate	Purchase
Acquisitions	State	acres	price
Boys(1)	AR	1,122	$4,099
Taubeneck	IL	95	562
		1,217	$4,661

(1)	The consideration for the Boys Farm consists of $3.3 million in cash and 69,961 in OP units valued at the share price of $11.79 on the date of the contract.

The Taubeneck farm acquisition closed on November 2, 2016. The Boys farm acquisition is expected to close in the fourth quarter of 2016, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

As of September 30, 2016, we owned approximately 114,119 acres.  The distribution of farms by state is as follows:

Total
Location of Farm	Acres
Illinois	28,526
Colorado	21,680
North Carolina	11,086
Arkansas	10,415
South Carolina	10,255
Louisiana	9,373
Nebraska	5,860
Mississippi	4,927
Georgia	3,381
Texas	2,696
Florida	2,426
Kansas	1,804
Virginia	1,244
Michigan	446
114,119

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of acres (approximately 2,605 acres as of September 30, 2016) relying on custom farming contracts with local farm operators.  Additionally, the TRS operates a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing power and create cost savings through bulk orders.

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

On September 21, 2016, two of our wholly owned subsidiaries filed a claim in the Circuit Court of Yell County, Arkansas Division III relating to past due 2016 rent from a defaulting tenant.  The total rent past due is approximately $680,000. If we are unable to recover the past due rent, it could have an impact on our results of operations.

Lease Expirations

Farm leases are generally short-term in nature.  Our portfolio, as of September 30, 2016, had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents
2016 (remaining three months)	34,550	30.3%	$3,868	16.3%
2017	21,107	18.5%	3,080	13.0%
2018	31,421	27.5%	9,103	38.3%
2019	21,458	18.8%	6,401	26.9%
2020	2,244	2.0%	603	2.5%
2021 and beyond	3,339	2.9%	707	3.0%
	114,119	100.0%	$23,762	100.0%

As of September 30, 2016, we have 16,408 acres for which lease payments are based on a percentage of farming revenues and 2,605 acres that are leased to our taxable REIT subsidiary, which are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We currently have eight ancillary lease agreements with terms ranging from one to five years.  These leases are not included in the annual minimum cash rents within the above table.  We expect market rents in the coming year to be flat or modestly lower.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

Rental Revenues

The substantial majority of our revenues are generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to five years with the exception of two leases that have ten-year terms.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

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

Pending AFCO Mergers

The AFCO Mergers involve the combination of two companies that currently operate as independent public companies. The combined company (the “Combined Company”) is expected to benefit from the elimination of duplicative costs associated with supporting the Combined Company's public company platform and resulting economies of scale. These savings are expected to be realized upon full integration, which is expected to occur in 2017. Potential difficulties the Combined Company may encounter in the integration process include the following:

•

the inability to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities of combining two companies with different geographic footprint, crop focus and tenant bases; and
•	potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the Mergers.

The Combined Company expects to incur substantial expenses in connection with completing the AFCO Mergers and integrating the business, operations, networks, systems, policies and procedures of the two companies. Although we and AFCO have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the AFCO Mergers could, particularly in the near term, exceed the savings that the Combined Company expects to achieve following the completion of the AFCO Mergers.

We expect that our overall operating performance following the AFCO Mergers will improve due to additional revenue sources, a reduction in overhead costs incurred by the standalone companies and a more diversified agricultural portfolio. While our business model anticipates that this will occur there can be no guarantee that these improved results will occur to the extent that we anticipate or at all.  See “Item 1A Risk Factors” included in this Quarterly Report for more information regarding the risks related to the AFCO Mergers.

Critical Accounting Policies and Estimates

Except as set forth in Note 1 to the combined consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

	For the three months ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
OPERATING REVENUES:
Rental income	$6,164	$4,047	$2,117	52%
Tenant reimbursements	112	104	8	8%
Other revenue	670	18	652	3,622%
Total operating revenues	6,946	4,169	2,777	67%

OPERATING EXPENSES
Depreciation and depletion	419	237	182	77%
Property operating expenses	548	338	210	62%
Acquisition and due diligence costs	1,712	112	1,600	1,429%
General and administrative expenses	1,587	1,112	475	43%
Legal and accounting	330	216	114	53%
Other operating expenses	160	—	160	NM
Total operating expenses	4,756	2,015	2,741	136%
OPERATING INCOME	2,190	2,154	36	2%

OTHER (INCOME) EXPENSE:
Other income	(72)	(98)	26	(27)%
Interest expense	2,065	1,390	675	49%
Total other expense	1,993	1,292	701	54%

Net income before income tax expense	197	862	(665)	(77)%

Income tax expense	97	4	93	2,325%

NET INCOME	$100	$858	$(758)	(88)%

NM=Not Meaningful

Our rental income for the period presented was impacted by the eight acquisitions completed in the fourth quarter of 2015 and the 22 acquisitions completed in the first three quarters of 2016. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 87 farms on 64,602 acres.

Total rental income under leases for the same-property portfolio increased to $3.6 million for the three months ended September 30, 2016, from $3.5 million for the three months ended September 30, 2015, as a result of average annual rent for the same-property portfolio increasing year over year to $143 per acre in the third quarter of 2016 from $139 in the comparative three-month period ended September 30, 2015.

Total rental income increased $2.1 million, or 52%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily resulting from the completion of 30 acquisitions after September 30, 2015.  For the three months ended September 30, 2016, the average annual cash rent for the entire portfolio declined to $196 per acre from $216 per acre for the same period in 2015.

Other revenue increased $0.7 million, or 3,622%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 related to $0.6 million realized on crop sales from our TRS’s farming operation and $0.1 million in other miscellaneous revenue.

Depreciation and depletion expense increased $0.2 million, or 77%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, as a result of acquiring or constructing approximately $1.4 million in depreciable assets additions in the last quarter of 2015 and an additional $16.7 million depreciable assets additions during the first three quarters of 2016.

Property operating expenses increased $0.2 million, or 62%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily related to property taxes attributable to properties acquired since September 30, 2015.

Acquisition and due diligence costs totaled $1.7 million for the three months ended September 30, 2016 as compared to $0.1 million recognized in the same period of the prior year.  The acquisition and due diligence costs recognized in the three months ended September 30, 2016 primarily consisted of $1.6 million of costs related to the AFCO Mergers.

General and administrative expenses increased $0.5 million, or 43%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the three months ended September 30, 2016, employee compensation expenses increased $0.5 million, as compared with the same period in 2015, due to an increase in the number of employees from 12 as of September 30, 2015 to 15 as of September 30, 2016 and our new employee benefits program which was not in place as of September 30, 2015.

Legal and accounting expenses increased $0.1 million, or 53%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily as a result of increased costs related to transactions, the continued growth of our portfolio and general corporate matters.

Other operating expenses totaling $0.2 million during the three months ended September 30, 2016 is related to cost of crop sales on the $0.6 million of revenue recognized on crop sales from our TRS’s farming operations.  There were no crop sales or related cost of sales recorded during the three months ended September 30, 2015.

Interest expense increased $0.7 million, or 49%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 as the result of an increase in our outstanding borrowings from $190 million as of September 30, 2015 to $303 million as of September 30, 2016.  The increase in our total borrowings was primarily driven by the use of debt financing in acquiring new properties.  These interest expense increases were partially offset by the amortization of a premium on our debt of $0.03 million during the three months ended September 30, 2016.

Income tax expense increased $0.1 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 as the result of an increase in net income associated with the TRS for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	For the Nine Months Ended September 30,
($ in thousands)	2016	2015	$ Change	% Change
OPERATING REVENUES:
Rental income	$16,462	$8,866	$7,596	86%
Tenant reimbursements	276	273	3	1%
Other revenue	931	18	913	5,072%
Total operating revenues	17,669	9,157	8,512	93%

OPERATING EXPENSES
Depreciation and depletion	1,102	613	489	80%
Property operating expenses	1,529	798	731	92%
Acquisition and due diligence costs	1,818	179	1,639	916%
General and administrative expenses	4,770	2,976	1,794	60%
Legal and accounting	882	647	235	36%
Other operating expenses	248	—	248	NM
Total operating expenses	10,349	5,213	5,136	99%
OPERATING INCOME	7,320	3,944	3,376	86%

OTHER (INCOME) EXPENSE:
Other income	(133)	(98)	(35)	36%
Interest expense	7,869	3,232	4,637	143%
Total other expense	7,736	3,134	4,602	147%

Net (loss) income before income tax expense	(416)	810	(1,226)	(151)%

Income tax expense	97	4	93	2,325%

NET (LOSS) INCOME	$(513)	$806	$(1,319)	(164)%

NM=Not Meaningful

Our rental income for the period presented was impacted by the eight acquisitions completed in the fourth quarter of 2015 and the 22 acquisitions completed in the first three quarters of 2016. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 72 farms on 42,587 acres.

Total rental income under cash leases for the same-property portfolio increased to $5.9 million for the nine months ended September 30, 2016, from $5.5 million for the nine months ended September 30, 2015, as a result of average annual rent for the same-property portfolio increasing year over year to $187 per acre in the third quarter of 2016 from $182 in the comparative period in 2015.

Total rental income increased $7.6 million, or 86%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily resulting from the completion of 30 acquisitions after September 30, 2015.  For the nine months ended September 30, 2016, the average annual cash rent for the entire portfolio decreased to $196 per acre from $216 per acre for the same period in 2015.

Other revenues totaled $0.9 million during the nine months ended September 30, 2016, compared to $18,000 recognized in the same period in 2015.  The income recognized in the first nine months of 2016 consisted of $0.8 million realized on crop sales from our TRS’s farming operation, in addition to $0.1 million earned on interest and amortization of net loan fees from loans outstanding under the FPI Loan Program.  The TRS was formed in March 2015 with the sales recognized in the first quarter of 2016 representing the first revenues generated by the entity.  The FPI Loan Program was launched in August 2015 and has mortgage notes receivable totaling $2.9 million as of September 30, 2016.

Depreciation and depletion expense increased $0.5 million, or 80%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, as a result of acquiring or constructing approximately $1.4 million in depreciable assets in the last quarter of 2015 and an additional $16.7 million depreciable assets during the first three quarters of 2016.

Property operating expenses increased $0.7 million, or 92% for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, of which $0.4 million was attributable to an increase in property taxes and $0.1 million increase in property insurance largely as a result of property acquisitions. The increase also included a $0.2 million increase in a variety of other property operating costs such as repairs and maintenance, state / franchise taxes and other miscellaneous items.

Acquisition and due diligence costs totaled $1.8 million for the nine months ended September 30, 2016 as compared to $0.2 million recognized in the same period of the prior year.  The acquisition and due diligence costs recognized in the nine months ended September 30, 2016 primarily consisted of $1.6 million of costs related to the AFCO Mergers, with the remainder related to other acquisitions.

General and administrative expenses increased $1.8 million, or 60%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the nine months ended September 30, 2016, employee compensation expenses increased $1.3 million, as compared with the same period in 2015, due to an increase in the number of employees 12 at the beginning of 2015 to 15 at September 30, 2016.  Included in compensation costs is $0.1 million for the new employee benefits program, which was not in place as of September 30, 2015.  During the nine months ended September 30, 2016, our public company costs increased $0.2 million due to increased investor relations, regulatory and compliance activity, and conference attendance.  Additional increases during the nine months ended September 30, 2016 compared to the prior year were a $0.3 million increase in travel and office rent expense.

Legal and accounting expenses increased $0.2 million, or 36%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily as a result of increased costs related to transactions, the continued growth of our portfolio and general corporate matters.

Other operating expenses totaling $0.2 million during the nine months ended September 30, 2016 is related to cost of crop sales on the $0.8 million of revenue recognized on crop sales from our farming operation in our TRS.  There were no crop sales or related cost of sales recorded in the nine months ended September 30, 2015.

Interest expense increased by approximately $4.6 million, or 143%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.  We recognized additional interest expense of approximately $2.4 million during the period related to interest and amortization of deferred loan fees associated with the $53.0 million Bridge Loan (as defined below), as all costs related to the Bridge Loan were both incurred and amortized during the period.  Interest expense increased approximately $2.3 million as the result of an increase in our average outstanding borrowings during the nine months, which were $303 million as of September 30, 2016 and $190 million for the comparative period in 2015.  These increases were partially offset by the amortization of deferred financing fees and discounts/premium on debt which increased $0.1 million during the nine months ended September 30, 2016.  The increase in interest expense is due, in large part, to interest on the Bridge Loan, which we do not expect to continue as we do not expect to enter into similar short term financing arrangements in the future.

Income tax expense increased $0.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as the result of the company having an increase in net income associated with the TRS for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

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

Over the next 12 months, $20.7 million of our borrowings will mature. Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects.  As of September 30, 2016, we had $303 million of debt which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

In connection with the AFCO Mergers, at the effective time of the Company Merger, each share of AFCO Common Stock issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by us or the Operating Partnership or any wholly owned subsidiary of us or the Operating Partnership), will be automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of our common stock. In addition, in connection with the Company Merger, each outstanding AFCO restricted stock unit that has become fully earned and vested in accordance with its terms will, at the effective time of the Company Merger, be converted into the right to receive 0.7417 shares of our common stock. At the effective time of the Partnership Merger, each common unit of limited partnership interest in AFCO OP issued and outstanding immediately prior to the effective time of the Partnership Merger, will be converted automatically into the right to receive, subject to certain adjustments, 0.7417 OP units.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million. Through September 30, 2016 the Company has generated $9.3 million in net cash proceeds under this program. This “at-the-market” equity offering program (the “ATM Program”) is intended to provide cost-effective financing alternatives in the capital markets and we intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our board of directors.

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

Consolidated Indebtedness

First Midwest Bank Indebtedness

In connection with our initial public offering and the related formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the FMW Loan Agreement, which provided for loans in the initial aggregate principal amount of approximately $30,780,000 (together, the “Multi-Property Loan”). In April 2016 we fully repaid our debt under this loan.

Farmer Mac Facility

We are party to the Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015 and amended on June 2, 2015 and August 3, 2015 (the “Bond Purchase Agreement”) with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured bond purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of $165 million. Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans may have effective loan-to-value ratios of up to 60%, after giving effect to the overcollateralization obligations described below.  Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00; and a minimum tangible net worth. On August 3, 2015, we amended the Bond Purchase Agreement in order to calculate the fixed charge coverage ratio using our Adjusted EBITDA (as defined in the Bond Purchase Agreement) rather than our EBITDA (as defined in the Bond Purchase Agreement). We were in compliance with all applicable covenants under the Farmer Mac Facility at September 30, 2016.

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

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.  As of September 30, 2016, we had $155.5 million outstanding under the Farmer Mac Facility.

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

MetLife Term Loans

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Second MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a loan of  approximately $15.7 million (the “Term Loan 4”) to the Company with a maturity date of June 29, 2026. Interest on Term Loan 4 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year to an interest equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. The Loan initially bears interest at a rate of 2.39% per annum until September 29, 2016.  On September 29, 2016 the rate increased to 2.59% per annum. Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into the loan agreement (the “First MetLife Loan Agreement” and together with the Second MetLife Loan Agreement, the “MetLife Loan Agreements”), which provides a total of $127 million of term loans, comprised of (i) a $90 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4, the “MetLife Term Loans). The proceeds of the MetLife Term Loans were used to repay existing debt (including amounts outstanding under the existing Bridge Loan agreement) to acquire additional properties and for general corporate purposes. Each initial Metlife Term Loan matures on March 29, 2026 and is secured by first lien mortgages on certain of our properties.

Interest on Term Loan 1 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 bore interest at a rate of 2.40% per annum until September 29, 2016. On September 29, 2016 the rate increased to 2.59%. Subject to certain conditions, we may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, we may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

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

As of September 30, 2016 there was $142.7 million outstanding under the MetLife Term Loans. A portion of the proceeds was used to pay the outstanding indebtedness under the FMW Loan Agreement.  As of September 30, 2016, we were in compliance with all covenants under the MetLife Loan Agreements.

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023. As of September 30, 2016 approximately $5.1 million had been drawn down under the Farm Credit Mortgage Note.  Interest on the Farm Credit  Mortgage Note is payable in cash quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875% provided that the interest rate shall be subject to adjustment on the first day of September, 2016, and on the first day of each month thereafter. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional farms.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring us to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

AFCO Credit facilities

Upon closing of the AFCO Mergers, the Company will acquire AFCO's existing indebtedness, totaling $75 million as of September 30, 2016. The Company expects to enter into an amendment agreement with AFCO's lender to change certain terms of AFCO's indebtedness, and to incur additional indebtedness at the closing of the AFCO Mergers, secured by AFCO assets, to finance costs related to the AFCO Mergers, acquire additional farms, and for general corporate purposes.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	For the nine months ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$3,614	$8,654
Net cash used in investing activities	$(127,349)	$(107,036)
Net cash provided by financing activities	$117,410	$107,150

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

As of September 30, 2016, we had $17.2 million of cash and cash equivalents compared to $42.5 million at September 30, 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $5.0 million, primarily as a result of the following:

•	Receipt of $16.3 million in cash rents for the nine months ended September 30, 2016, as compared to receiving $14.0 million in cash rents in the nine months ended September 30, 2015;
•	An increase in cash paid for interest of $4.8 million for the nine months ended September 30, 2016, as compared to the same period of 2015;
•	An increase in cash paid for general operating expenses of approximately $2.5 million for the nine months ended September 30, 2016 compared to the same period of 2015.

The following sets forth a summary of the cash rent received during the nine months ended September 30, 2016 and 2015:

	Cash Rent Received
	For the nine months ended September 30,
(in thousands)	2016	2015
Leases in effect at the beginning of the year	$10,448	$5,505
Leases entered into during the period year	5,894	8,543
	$16,342	$14,048

Cash Flows from Investing Activities

Net cash used for investing activities increased $20.3 million primarily as a result of the following:

•	Completing 22 acquisitions in 2016 for aggregate cash consideration of $122.4 million, as compared to $98.9 million in aggregate cash consideration for six acquisitions in 2015;
•	A $1.3 million decrease in investments in real estate improvements during the nine months ended September 30, 2016 compared to the same period in 2015;
•	A $1.8 million decrease in notes receivable issued by the Company during the nine months ended September 30, 2016 compared to the same period in 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $10.3 million primarily as a result of the following:

•	Borrowings from mortgage notes payable increased $118.3 million as compared to the borrowings during the nine months ended September 30, 2015.
•	Debt payments increased $78.6 million as compared to the nine months ended September 30, 2015 including the pay-off of the $53.0 million Bridge Loan in 2016;
•	Receipt of $9.3 million under the ATM program as compared to no receipts under the ATM program in the corresponding period ended September 30, 2015;
•	Increase of $3.1 million in dividends paid on common stock and OP units over the nine months ended September 30, 2015.
•	A $35.1 million decrease in proceeds from underwritten public offering for the nine months ended September 30, 2016 as compared to the same period in 2015.
•	An increase in payments for debt issuance, offering and other costs totaling $0.6 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $1.7 million  and $0.1 million for the three months ended September 30, 2016 and 2015, respectively and $4.2 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Real estate related acquisition and due diligence costs for the three and nine months ended September 30, 2016 included $0 and $2.3 million in interest and loan fees associated with the short-term Bridge Loan and the Forsythe acquisition and as these fees are a non-recurring item they have been excluded from the calculation. Included in the $2.3 million of interest and loan fees for the nine months ended September 30, 2016 is only a portion of the interest, approximately $2.1 million, or 4% of the Bridge Loan's principal amount which was considered additional interest paid as discount on issuance. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from  AFFO totaled $0.02 million and  $0.02 million for the three months ended September 30, 2016 and 2015, respectively and $0.1 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improves comparability of our results over each reporting period and of our company with other real estate operators.

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

In periods prior to the quarter ended June 30, 2016, our calculation of AFFO also adjusted FFO to reflect the difference between the pro rata contractual cash revenue for each crop year spread equally over the quarterly periods of ownership (without regard to the date of acquisition within the quarter) and the rent recognized on a straight-line basis in accordance with GAAP. In prior filings with the SEC, we referred to this adjustment as “crop-year revenue adjustment.” For the three and nine months ended September 30, 2015, the crop-year revenue adjustment was $0.3 million and $1.5 million, respectively.  In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we no longer include the crop-year revenue adjustment in our calculation of AFFO in periods subsequent to March 31, 2016.  As a result of the change in our presentation of AFFO, the reported amounts of AFFO for the three and nine months ended September 30, 2016 and subsequent periods will not be directly comparable to the reported amounts in prior periods in which we adjusted for crop-year adjusted revenue.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2016	2015	2016		2015
Net income (loss)	$100	$858	$(513)		$806
Depreciation and depletion	419	237	1,102		613
FFO	519	1,095	589		1,419

Crop year revenue adjustment (1)	—	295	956		1,466
Stock based compensation	333	229	889		709
Indirect equity offering costs	24	10	72		10
Real estate related acquisition and due diligence costs	1,735	129	4,172	(2)	266
Distributions on Preferred units	(887)	—	(2,057)		—
AFFO	$1,724	$1,758	$4,621		$3,870

AFFO per diluted weighted average share data:	1,724	1,463	3,665		2,404

AFFO weighted average common shares	19,711	15,476	18,576		12,016

Net (loss) income per share available to common stockholders	$(0.06)	$0.04	$(0.21)		$0.03
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.07	0.01	0.19		0.04
Depreciation and depletion	0.02	0.02	0.06		0.05
Crop year revenue adjustment	—	0.02	0.05		0.12
Stock based compensation	0.02	0.01	0.05		0.06
Indirect equity offering costs	0.00	—	0.00		—
Real estate related acquisition and due diligence costs	0.09	0.01	0.22		0.02
Distributions on Preferred units	(0.05)	—	(0.11)		—
AFFO per diluted weighted average share	$0.09	$0.11	$0.25		$0.32

(1)

In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we no longer include the crop-year revenue adjustment in our calculation of AFFO in periods subsequent to March 31, 2016.

(2)

Real estate related acquisition and due diligence costs include $2.3 million in interest and loan fees associated with the short-term $53.0 million Bridge Loan as these costs are non-recurring costs incurred in conjunction with the Forsythe farm acquisition as well as acquisition related audit fees totaling $0.1 million.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Basic weighted average shares outstanding	13,683	11,154	12,663	8,872
Weighted average OP units on an as-if converted basis	5,840	3,294	5,265	2,584
Weighted average unvested restricted stock	188	144	177	171
Weighted average redeemable non-controlling interest in operating partnership	—	884	471	389
AFFO weighted average common shares	19,711	15,476	18,576	12,016

EBITD and Adjusted EBITDA

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

In periods prior to the quarter ended June 30, 2016, our calculation of Adjusted EBITDA also adjusted EBITDA to reflect the crop-year revenue adjustment discussed above. For the three and nine months ended September 30, 2015, the crop-year revenue adjustment was $0.3 million and $1.5 million, respectively. In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we no longer include the crop-year revenue adjustment in our calculation of Adjusted EBITDA in periods subsequent to March 31, 2016.  As a result of the change in our presentation of Adjusted EBITDA, the reported amounts of Adjusted EBITDA for the three and nine months ended September 30, 2016 and subsequent periods will not be directly comparable to the reported amounts in prior periods in which we adjusted for crop-year adjusted revenue.

The following table sets forth a reconciliation of our net income to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income (loss)	$100	$858	$(513)	$806
Interest expense	2,065	1,390	7,869	3,232
Income tax expense	97	4	97	4
Depreciation and depletion	419	237	1,102	613
EBITDA	$2,681	$2,489	$8,555	$4,655

Crop year revenue adjustment(1)	—	295	956	1,466
Stock-based compensation	333	229	889	709
Indirect equity offering costs	24	10	72	10
Real estate related acquisition and due diligence costs	1,735	129	1,901	266
Adjusted EBITDA	$4,773	$3,152	$12,373	$7,106

(1)

In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we no longer include the crop-year revenue adjustment in our calculation of Adjusted EBITDA in periods subsequent to March 31, 2016.

Inflation

All of the leases for the farmland in our portfolio have one- to five-year terms, with the exception of two that have ten-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including taxes, maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because our leases will be renegotiated every one to five years.  We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

At September 30, 2016, approximately $147.8 million, or 49%, of our debt had variable interest rates, all of which may be reset every three years starting in March 2019 until maturity in March 2026. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our short-term cash flow would decrease by approximately $369,000 for the year.  The impact of a 1.0% interest rate increase in 2019 and thereafter would decrease the cash flow approximately $1.5 million.  At September 30, 2016, LIBOR was approximately 52 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $1,881,000 annually.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business.

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against AFCO, seeking to represent a proposed class of all AFCO stockholders captioned Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint names as defendants AFCO, the members of AFCO’s board of directors, AFCO OP, the Company, the Operating Partnership, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC.  The complaint alleges that the AFCO directors breached their duties to AFCO in connection with the evaluation and approval of the AFCO Mergers. In addition, the complaint alleges, among other things, that AFCO, AFCO OP, the Company, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC aided and abetted those breaches of duties. The complaint seeks equitable relief, including a potential injunction against the AFCO Mergers. The deadline for an answer or other responsive pleading by the defendants has not yet passed. We believe the allegations in the complaint are without merit and intend to defend against those allegations.

Item 1A.Risk Factors.

In addition to the risks related to the AFCO Mergers set forth below, please see the risk factors set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q, which contains the risk factors that are included in our Registration Statement on Form S-4 filed with the SEC on October 3, 2016 and is incorporated by reference herin, and the risk factors previously disclosed in response to “Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Risks Related to the AFCO Mergers

There can be no assurance that the AFCO Mergers will be consummated in accordance with the anticipated timing or at all.

Although we expect to close the AFCO Mergers in the first quarter of 2017, there can be no assurance that the AFCO Mergers will be completed in accordance with the anticipated timing or at all. The AFCO Merger Agreement contains closing conditions, which may not be satisfied or waived, in which case we will not be obligated to complete the Mergers. In addition, under circumstances specified in the Merger Agreement, we or AFCO may terminate the Merger Agreement. Also, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Mergers will be consummated and that we will realize certain anticipated benefits of the AFCO Mergers.

Failure to consummate the AFCO Mergers and the other transactions contemplated by the AFCO Merger Agreement as currently contemplated or at all could adversely affect the price of our common stock and our future business and financial results.

The consummation of the AFCO Mergers and the other transactions contemplated by the AFCO Merger Agreement may be delayed, the Mergers and the other transactions contemplated by the AFCO Merger Agreement may be consummated on terms different than those contemplated by the AFCO Merger Agreement, or the AFCO Mergers and the other transactions contemplated by the Merger Agreement may not be consummated at all. Failure to consummate the AFCO Mergers and the other transactions contemplated by the AFCO Merger Agreement would prevent our stockholders from realizing the anticipated benefits of the AFCO Mergers and the other transactions contemplated by the AFCO Merger Agreement and could result in a significant decline in the market price of our common stock and a negative perception of us, generally. Any delay in the consummation of the Mergers and the other transactions contemplated by the AFCO Merger Agreement or any uncertainty about the consummation of the Mergers and the other transactions contemplated by the Merger Agreement on terms different than those contemplated by the AFCO Merger Agreement or at all could also negatively impact our stock price and future business and financial results.

We will incur substantial expenses and payments even if the AFCO Mergers are not completed.

We have incurred substantial legal, accounting, financial advisory and other costs and our management has devoted considerable time and effort in connection with the AFCO Mergers. If the AFCO Mergers are not completed, we will bear certain fees and expenses associated with the Mergers without realizing the benefits of the Mergers. The fees and expenses may be significant and could have an adverse impact on our results of operations.

The AFCO Merger Agreement provides for a termination fee payable by us of $6.0 million if the AFCO Merger Agreement is terminated under certain circumstances, including as a result of a material breach by us of any covenant or agreement under the AFCO Merger Agreement.

Our business and the market price of our common stock may be adversely affected if the Mergers are not completed.

The AFCO Mergers are subject to customary and other closing conditions. If the Mergers are not completed, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including:

"

our management’s attention may be diverted from our day-to-day business and our employees and our relationships with tenants may be disrupted as a result of efforts relating to attempting to consummate the AFCO Mergers;

"	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the AFCO Mergers will be completed;

"	we must pay certain costs related to the AFCO Mergers, such as legal and accounting fees and expenses, regardless of whether the AFCO Mergers are consummated; and

"	we would not realize the benefits we expect to realize from consummating the AFCO Mergers.

Following the AFCO Mergers, we may be unable to integrate our business and AFCO’s business successfully and realize the anticipated synergies and other expected benefits of the Mergers on the anticipated timeframe or at all.

The AFCO Mergers involve the combination of two companies that currently operate as independent public companies. We expect to benefit from the elimination of duplicative costs associated with supporting our public company platform and resulting economies of scale. These savings are expected to be realized upon full integration, which is expected to occur in 2017. Potential difficulties we may encounter in the integration process include the following:

"

the inability to achieve the cost savings anticipated to result from the AFCO Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

"	the complexities of combining two companies with different geographic footprint, crop focus and tenant bases; and

"	potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the AFCO Mergers.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the AFCO Mergers, or could otherwise materially and adversely affect our business and financial results.

In connection with the announcement of the entry into the AFCO Merger Agreement, a lawsuit has been filed, seeking, among other things, to enjoin the AFCO Mergers, and an adverse judgment in either of these lawsuits may prevent the AFCO Mergers from being effective or from becoming effective within the expected timeframe.

      On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against AFCO, seeking to represent a proposed class of all AFCO stockholders captioned Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint names as defendants AFCO, the members of AFCO’s board of directors, AFCO OP, the Company, the Operating Partnership, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC.  The complaint alleges that the AFCO directors breached their duties to AFCO in connection with the evaluation and approval of the proposed merger with Farmland Partners. In addition, the complaint alleges, among other things, that AFCO, AFCO OP, the Company, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC aided and abetted those breaches of duties. The complaint seeks equitable relief, including a potential injunction against the AFCO Mergers.  The deadline for an answer or other responsive pleading by the defendants has not yet passed. We believe the allegations in the complaint are without merit and intend to defend against those allegations.

We cannot assure you as to the outcome of this pending litigation, or any similar future lawsuits, including costs associated with defending these claims, any other liabilities that may be incurred in connection with the litigation or settlement of these claims, or any effect on our operations or the timing in which any merger is approved or completed.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Share Repurchase Program

On October 29, 2014, our board of directors approved a program to repurchase up to $10,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. Our repurchase activity for the nine months ended September 30, 2016 under the share repurchase program is presented in the following table.

($ in thousands)	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2016 - July 31, 2016	—	$—	—	$9,979
August 1, 2016 - August 31, 2016	—	—	—	9,979
September 1, 2016 - September 30, 2016	—	—	—	9,979
Total	—	$—	—	$9,979

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

Farmland Partners Inc.

Dated: November 7, 2016	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2016	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1+

Agreement and Plan of Merger, dated as of September 12, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP, FPI Heartland GP LLC, American Farmland Company and American Farmland Company L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on Setpember 12, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Excerpts from the Joint Proxy Statement/Prospectus forming part of the Registration Statement on Form S-4 (File No. 333-213925) filed by the Company on October 3, 2016.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*    Filed herewith

+   Farmland Partners Inc. has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.