Form 10-K
period 2016-12-31
Farmland Partners Inc.
filed 2017-02-23
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $149,522,937, based on the closing sales price of $11.32 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 21, 2017 the registrant had 32,221,380 shares of common stock outstanding for an aggregate market value of $352,179,683 ($420,120,859 on a fully diluted basis, including 6,216,027 common units of limited partnership interest in the registrant’s operating partnership) based on the closing sales price of $10.93.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2016.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

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

Item 1. Business

Our Company

References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

We are the largest public farmland real estate investment trust in the nation, spanning more than 147,000 acres across 17 states. Our company is currently diversified across 100 tenant farmers who grow more than 26 major commercial crops. As of the date of this Annual Report, approximately 75% of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% of the acres in our portfolio are used to grow specialty crops, such as almond, citrus, blueberries, vegetables and edible beans. In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

On February 2, 2017, we closed the previously announced merger with American Farmland Company (“AFCO”) in a stock-for-stock transaction (the “AFCO Mergers”).  For more information regarding the AFCO Mergers, see “—AFCO Mergers” below and footnote 11 to our consolidated financial statements.

All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report we own 83.8% of the Class A common units of limited partnership interest in the Operating Partnership (“OP units”) and none of the Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred units”). Unlike holders of our common stock, holders of OP units and Preferred units do not have voting rights or the power to direct our affairs. See Note 9 to our consolidated financial statements for additional information regarding the Preferred units.

As of the date of this Annual Report, we own approximately 142,223 total acres. We intend to continue to acquire additional farmland to increase scale in and further diversify our portfolio by geography and crop type. During 2016, we continued our geographic diversification into two additional new states and had acquisitions under contract that closed after December 31, 2016 in two additional states. In 2016, we had lease options on four of our farms for solar and wind production on our farmland. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, during 2016, we engaged directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of acres (approximately 2,605 acres during 2016) relying on custom farming contracts with local farm operators.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of our leases that are in place as of the date of this Annual Report have fixed annual rental payments. Some of our leases have variable rents based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents will help insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants, while making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of at least 50% of the annual rent, leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year.

We elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Full Year 2016 and Recent Highlights

During 2016:

•	Net income increased 255% from 2015 for a total of $6.0 million as compared to 2015 net income of $1.7 million
•	Operating revenues increased 125% from 2015 for a total of $31.0 million as compared to 2015 operating revenues of $13.8 million
•	Net operating income increased 126% from 2015 for a total of $28.6 million as compared to 2015 net operating income of $12.7 million
•	Adjusted Funds from Operations (“AFFO”) increased 172% from 2015 for a total of $11.0 million as compared to 2015 AFFO of $4.1 million
•	Contractual rents for the same-property portfolio increased 2.8%, or $0.3 million, as compared to 2015
•	We announced the inclusion of the Company’s common stock to the Russell 3000 Index, Russell 2000 Index, and Russell Global Index
•	We announced the merger with American Farmland Company (“AFCO”) in a stock-for-stock transaction

To date in 2017, the Company has closed on $317.4 million of farm acquisitions totaling 26,734 acres.

       For a definition of AFFO and a reconciliation of net income to AFFO, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

AFCO Mergers

       On February 2, 2017, we completed the previously announced merger with AFCO at which time one of the Company’s wholly owned subsidiaries was merged with and into American Farmland Company L.P. (“AFCO OP”) with AFCO OP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and AFCO merged with and into another one of our wholly owned subsidiaries with such wholly owned subsidiary surviving.

       At the effective time of the Company Merger, each share of common stock of AFCO, par value $0.01 per share (“AFCO Common Stock”), issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by us or the Operating Partnership or any wholly owned subsidiary of us or the Operating Partnership), was automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of our common stock (the “Company Merger Consideration”). In addition, in connection with the Company Merger, each outstanding AFCO restricted stock unit that had become fully earned and vested in accordance with its terms was, at the effective time of the Company Merger, converted into the right to receive the Company Merger Consideration. We issued 14,763,604 shares of our common stock as consideration in the Company Merger and 17,373 shares of our common stock in respect of fully earned and vested AFCO restricted stock units.

       At the effective time of the Partnership Merger, each common unit of limited partnership interest in AFCO OP issued and outstanding immediately prior to the effective time of the Partnership Merger, was converted automatically into the right to receive, subject to certain adjustments, 0.7417 OP units. We issued 218,525 OP units as consideration in the Partnership Merger.

       We believe that following the AFCO Mergers, our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other. We are now the largest public farmland REIT in the nation with a portfolio comprised of approximately 142,223 acres across 16 states, along both Coasts, the Midwest, the Plains, the Southeast and the Delta.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from many of our competitors:

•

High-Quality Portfolio of Farmland.  As of the date of this Annual Report, we own approximately 142,223 acres in core agricultural markets that we believe are characterized by high demand for and limited available supply of farmland. Crops produced on our farms address the vast majority of the spectrum of worldwide demand for food, feed, fuel and fiber.

•

Management Team with Extensive Experience in Agricultural Real Estate.  Our management team has extensive experience as owners of agricultural real estate and operators of farming businesses. We believe our deep understanding of agribusiness fundamentals and insight into factors affecting the value of farmland gives us a competitive advantage over many institutional owners and acquirers of farmland in, among other activities, structuring acquisitions and securing high-quality tenants.

•

Expansive Relationships in the Agricultural Sector.  Our management team’s extensive experience as owners of agricultural real estate and operators of farming businesses has helped us build expansive and strong relationships across a broad network of businesses and individuals in the agricultural sector, including family and corporate farms, real estate brokers, lenders, auction houses and suppliers of agricultural goods. We believe that these relationships provide us with valuable market intelligence related to agriculture fundamentals and provide us access to acquisition opportunities, many of which may not be available to our competitors.

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

•

Strong Alignment of Interests.  As of the date of this Annual Report, our executive officers and our directors collectively own approximately 6.5% of the equity interests in our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

Our Business and Growth Strategies

Our principal business objective is to provide attractive stockholder returns through a combination of: (1) quarterly cash distributions to our stockholders; (2) sustainable long-term growth in cash flows from increased rents, which we hope to pass on to stockholders in the form of increased distributions; (3) additional cash flows derived from increased rents in connection with farm improvements (such as irrigation and drainage) and non-farming income streams (such as wind and solar leases); and (4) potential long-term appreciation in the value of our properties due in part to increasing farmland scarcity in the face of growing global food demand. Our primary strategy to achieve our business objective is to invest in, own and lease a portfolio of farmland and properties related to farming operations. Key components of our strategy include the following:

•

Focus on Current Rental Income Generation and Long-Term Appreciation.  We own and intend to acquire farmland that we believe offers attractive risk-adjusted returns through a combination of stable rental income generation and value appreciation. We expect to continue to lease our farmland to experienced and successful third-party farm operators, including sellers who desire to continue farming the land after we acquire it. We expect our farmland leases to generate stable near-term cash flows and increasing rental income over the long term. In certain circumstances, we look for alternative uses for our farms (such as solar and wind leases) when we believe it will create greater value for our stockholders. We intend to hold our properties for investment with a view to long-term appreciation, which we believe will result in attractive risk-adjusted returns to our stockholders. However, if we believe it to be in the best interests of our stockholders, we may elect to sell one or more of our properties from time to time in a manner consistent with our investment objectives and our intention to continue to qualify as a REIT.

•

Continue Our Disciplined Farmland Acquisition Strategy Based on Agriculture Fundamentals.  We intend to continue to acquire high-quality farmland that we believe is positioned to take advantage of global food supply and demand trends. We expect to acquire and hold farmland in geographic areas with clear production advantages and that historically have had a stable population of experienced and successful farm operators. We believe that we benefit from our management’s and staff’s extensive experience as owners and operators of agricultural real estate in identifying acquisition opportunities that satisfy our investment criteria and underwriting standards. Our acquisition strategy includes the following key components:

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

•

Acquire Farmland from Undercapitalized Owners—While we do not believe there is widespread financial distress among farmland owners, we do believe that, to a limited extent, undercapitalization, overleverage and unforeseen circumstances at some individual and family farms will provide opportunities for us to acquire high-quality farmland at attractive prices, potentially in purchase-leaseback transactions. We believe our management’s and staff’s knowledge of agribusiness fundamentals and broad network of relationships allow us to pursue acquisition opportunities from undercapitalized or unsuccessful sellers in markets where we believe we can find experienced and successful farm operators (including, in some cases, the existing owners) to lease the farmland from us at competitive rates and where we believe market fundamentals support future value appreciation potential.

•

Use OP Units as Acquisition Currency—We believe there are a large number of farm operators and farm families that own farmland that has substantially appreciated in value. As a result, we believe that many farm-owning families have estate planning needs and a desire to defer current income taxes, and that our ability to offer OP units as acquisition currency provides us with a strategic advantage over other potential farm buyers and possibly induce these prospective sellers to sell their farms earlier than they otherwise would in cash-only transactions. Since our inception, we have completed several farm acquisitions, including two of our largest acquisitions to date, using OP units as partial consideration.

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

•

Maintain Diversification of our Portfolio by Geography, Crop Type and Tenant.  Since our initial public offering, we have significantly increased the diversification of our portfolio by geography, crop type and tenant. We believe our portfolio now provides investors with broad diversification that closely mirrors aggregate U.S. production. We expect to maintain an approximate portfolio composition of 75% primary crops and 25% specialty crops as we continue to expand our holdings. As we acquire properties we will seek further exposure to core farming regions and commercial crops.

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

Investment Focus

We seek to invest in farmland that will give our stockholders exposure to a well-diversified portfolio of high-quality U.S. farmland, while offering an attractive risk-adjusted combination of stable rental income generation and value appreciation. Our principal investment focus is on farmland located in agricultural markets throughout North America; however, we may seek to acquire farmland outside of North America in the future. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, processing plants and distribution centers, as well as livestock farms or ranches. In addition, under the FPI Loan Program, we may provide mortgage loans secured by farmland and properties related to farming.

Crop Categories

Primary vs Specialty Crops

Farm crops generally can be divided into two principal categories: primary crops and specialty crops. Primary crops include, among others, corn, soybeans, wheat, rice and cotton. Specialty crops can be again divided into two categories: annual specialty crops (generally vegetables) and permanent specialty crops (fruits and nuts grown on trees, bushes or vines). Over the long term, we expect that our farmland portfolio will continue to be comprised of approximately 75% primary crop farmland and 25% specialty crop farmland, which we believe will give investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate composition of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

Annual and Permanent Crops

Our portfolio includes farms that produce both annual and permanent crops. Annual crops are planted every year whereas permanent crops, such as trees, bushes and vines, are planted and bear crops over multiple years. We believe exposure to both annual and permanent crops is an attractive strategy and offers diversification benefits to our portfolio. Annual and permanent crops typically serve different end-markets and generally have uncorrelated pricing.

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

Leased Properties

Farming land for crops carries significant operating risk, although it can be mitigated through crop insurance and other risk management tools. If a crop fails or the land does not produce the anticipated amount of crops, the farm operator may experience an economic loss. We believe that through leasing farmland, rather than farming it ourselves, we will mitigate this risk significantly. We expect to continue to lease a majority of our properties on a fixed-rent basis that does not depend on the success of the tenant's farming operations. Moreover, a majority of the leases in our portfolio provide that at least 50% (and often 100%) of the annual rent is due and payable in advance of each spring planting season, and we expect that a majority of the fixed-rent leases we enter into in the future will have a similar requirement, which reduces our credit-risk exposure in the event of operational issues with the farm-operator tenant. However, to the extent we enter into leases that do not require advance payment of 100% of the annual rent or have terms greater than one year, we may be subject to tenant credit risk and more susceptible to the risks associated with declines in the profitability of tenants’ farming operations, and we take such risk into consideration when evaluating the potential return on a farm. We may use variable-rent leases, which depend in part on crop yields and prices, in regions where such arrangements are prevalent or when we expect that such arrangements will be more profitable to us on a risk-adjusted basis. We also may utilize hybrid lease arrangements that require a modest rent payment at lease inception and an additional rent payment based on a percentage of the revenue from the tenant's harvest for that year.

We expect to continue to lease the majority of our primary crop farmland and other farming related properties under leases that require the tenant to either pay or reimburse us for substantially all of the property’s operating expenses, including maintenance, water usage and insurance, as well as all of the input costs related to the farming operations, such as seed, fertilizer, labor and fuel. Consistent with industry practices, we expect that we will generally be responsible for the maintenance of plantings and associated improvements on our permanent crop farmland while our tenants will be responsible for all operating costs. Several of our leases provide for the reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us. The rental payments we receive from the farm operators will be the primary source of any distributions that we make to our stockholders.

We expect that over time rental income will increase. Most farmland in the areas where we own or intend to acquire land is leased under short-term leases (typically five years or less), and we plan to lease our property under short-term leases. By entering into short-term leases, we believe we will be in a position to increase our rental rates when the leases expire and are renewed or the land is re-leased, if prevailing rental rates have increased. However, we can provide no assurances that we will be able to increase our rental rates, or even maintain them at the same level, when the leases are renewed or the land is re-leased.

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

Other Investments

In addition to farmland, we also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock ranches. During 2016 we acquired one livestock ranch property in the state of Colorado. In addition, through the FPI Loan Program, we provide mortgage loans secured by farmland and properties related to farming.

Underwriting Criteria and Due Diligence Process

Selecting the Property

We seek to acquire high quality farmland that offers an attractive risk-adjusted balance of current returns and appreciation potential. We believe our management team’s deep understanding of agribusiness fundamentals and insight into factors affecting the value of farmland allow us to identify properties consistent with our investment criteria. We believe the following factors are important in the selection of farmland:

•

Soil Quality—Soil quality is a fundamental determinant of farmland productivity and therefore of its value. In considering farmland for purchase, we take soil quality into consideration to determine whether the farmland is attractively priced. In general, we focus on farmland with average or better-than-average soil.

•

Water Availability—Appropriate water availability is an essential input to farming and key consideration in determining the productivity and value of farmland. We seek to acquire farmland where water availability through precipitation and irrigation meets the agronomic needs of the crops expected to be grown. As part of our acquisition due diligence process, we evaluate properties for water availability and any associated ground or surface water rights. Where appropriate, we may also invest in irrigation infrastructure to improve the productivity of properties we own. Occasionally we may acquire farmland at prices that more than compensate us for any potential reduction in water availability, which, in the future may result in a shift to different crops or production systems.

•

Robust and Competitive Tenant Environment—We focus primarily on farmland located in areas characterized by a robust and competitive tenant environment, with a relatively large population of experienced farm operators as potential tenants.

•

Market Access—Due to the higher costs of road transportation, the location of primary crop farmland relative to points of demand (e.g., grain elevators, feedlots and ethanol plants) or access to low-cost transportation (e.g., river ports and rail loading facilities) determines the premium or discount in farm-gate commodity prices compared to the general market prices (also known as “basis”), and therefore is one of the factors that impacts its value. We focus on acquiring primary crop farmland in areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation.

•

Climate—Crops have particular climatic growing requirements. As such, we seek to acquire properties in regions with climates conducive to the expected crops. We believe that diversification within and across core farming regions and crop types provides significant annual and long-term risk mitigation to our investors.

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

Selecting Tenants

We intend to continue to focus primarily on farm properties located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and reference checks of potential tenants, as well as their willingness and ability to pay competitive rental rates. We consider similar factors in analyzing sale-leaseback transactions. In geographic areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially in exchange for sourcing a property acquisition opportunity. We often mitigate tenant credit risk by requiring a significant portion of a year's rent in advance of each spring planting season whenever possible, by requiring a tenant to adopt crop insurance, and/or by securing agricultural or statutory liens on growing crops. In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See "Risk Factors—Risks Related to Our Business and Properties.” We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

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

Seasonality

Because the leases for many of the properties in our portfolio require significant payments in advance of the spring planting season, we receive a significant portion of our cash rental payments in the first calendar quarter of each year, although we recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP. The highly seasonal nature of the agriculture industry causes seasonality in our business to some extent. Our financial performance should be evaluated on an annual basis, which eliminates quarterly performance variability due to crop share revenues, lease periods not matching fiscal years, and other similar factors that may cause our quarterly results to vary during the course of the year.

Our Properties

As of the date of this Annual Report, we own approximately 142,223 total acres of farmland. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” for more information about our portfolio. The distribution of farms by regions is as follows:

Region	Total Acres
Corn Belt	45,571
Delta + South	27,435
High Plains	27,590
Southeast	35,332
West Coast	6,295
142,223

Corn Belt includes farm located in Illinois, Michigan, eastern Nebraska. Delta + South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and Texas. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina, and Virginia. West Coast includes farms located in California.

As of the date of this Annual Report, our portfolio has the following rents or rent estimates for 2017 by lease type or status:

($ in thousands)
Lease Type or Status - as of the date of this Annual Report	2017 Rent	%
Leases in place with third parties
Fixed rent (1)	$26,807	67.9%
Variable rent (2)	7,647	19.4%

Leases being negotiated (3)	5,043	12.7%
	$39,497	100.0%
Leases on farms that are currently under contract(4)	432
Crop sale variable revenue(5)	701
	$40,630

(1)	Includes the fixed rent portion of leases providing for fixed and variable rent components.
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

(4)

The Company has seven properties under contract. We can provide no assurance that these properties will close or that the rents we obtain will reach expected levels or that we will obtain the rents we anticipate.

(5)	As part of the AFCO acquisition, certain properties are currently in the final stage of development. During the final stage of development the harvested crop will generate income for the Company.

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

Real Estate Industry Regulation

Generally, the ownership and operation of real properties is subject to various laws, ordinances and regulations, including regulations relating to zoning, land use, water rights, wastewater, storm water runoff and lien sale rights and procedures. These laws, ordinances or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act (“CERCLA”) and its state analogs, or any changes to any such laws, ordinances or regulations, could result in or increase the potential liability for environmental conditions or circumstances existing, or created by tenants or others, on our properties. Laws related to upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of our properties or other impairments to operations, any of which would adversely affect our cash flows from operating activities.

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

Competition

Competition to our efforts to acquire farmland can come from many different entities. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, other farmland REITs, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms such as Westchester Agriculture Asset Management (a TIAA company), Hancock Agricultural Investment Group, Ceres Partners, Gladstone Land Corp, and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.

Employees

At February 23, 2017, we had 18 employees. None of our employees is a member of a labor union.

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

Risks Related to Our Business and Properties

Our business is dependent in part upon the profitability of our tenants' farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

We depend on our tenants to operate the farms we own in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent and real estate taxes, maintain certain insurance coverage and maintain the properties generally. The ability of our tenants to fulfill their obligations under our leases depends, in part, upon the overall profitability of their farming operations, which could be adversely impacted by, among other things, adverse weather conditions, crop prices, crop disease, pests, and unfavorable or uncertain political, economic, business or regulatory conditions. We are susceptible to any decline in the profitability of our tenants' farming operations for our variable-rent leases, pursuant to which the amount of rent depends on crop yields and prices realized by our tenants, as well as for our leases with terms longer than one year. In addition, many farms are dependent on a limited number of key individuals whose injury or death may affect the successful operation of the farm. We can provide no assurances that, if a tenant defaults on its obligations to us under a lease, we will be able to lease or re-lease that farm on economically favorable terms in a timely manner, or at all. In addition, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

As a result, any downturn in the profitability of the farming operations of our tenants or a downturn in the farming industry as a whole could have a material adverse effect on our financial condition, results of operations, cash flow and ability to make distributions to our stockholders.

We have a substantial amount of indebtedness outstanding and near-term maturities, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

As of December 31, 2016 and as of February 23, 2017, we had approximately $309.9 million and $420.5 million, respectively, of outstanding indebtedness, all of which is secured by mortgages on our farms. We intend to incur additional debt in connection with future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. We have approximately $81.2 million of indebtedness maturing in 2017, including $20.7 million maturing on September 5, 2017, $5.5 million maturing on October 23, 2017, $10.7 million maturing on November 24, 2017, $13.4 million maturing on December 18, 2017 and $30.9 million maturing on December 22, 2017. To the extent that we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through new debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of farms at inopportune times or on disadvantageous terms, which could result in losses. In addition, our debt agreements include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the lenders to, among other things, accelerate payment of all amounts outstanding under the loans and to exercise their remedies with respect to the collateral, including foreclosure and sale of the agricultural real estate securing the loans. Certain of our debt agreements also contain cross-default provisions that give the lender the right, in certain circumstances, to declare a default if we are in default under other loans. If any one of these events were to occur, our financial condition, results of operations, cash flow and ability to pay distributions to our stockholders could be materially and adversely affected.

Approximately 75% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

Approximately 75% of our portfolio is comprised of properties used to grow primary crops, such as corn, soybeans, wheat, rice and cotton. As a result, any development or situation that adversely affects the value of properties generally or the prices of corn, soybeans, wheat, rice or cotton could have a more significant adverse impact on us than if our portfolio had less exposure to primary crops, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

Investments in farmland used for permanent/specialty crops have a different risk profile than farmland used for annual row crops.

Approximately 25% of our portfolio is used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include blueberries, oranges, apples, almonds and grapes. Permanent crops require more time and capital to plant and bear fruit and are more expensive to replace. If a farmer loses a permanent/specialty crop to drought, flooding, fire or disease, there generally would be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

Permanent crop plantings also reduce a farmer’s ability to adapt to changing market conditions by changing crops. If demand for one type of permanent crop decreases, the permanent crop farmer cannot easily convert the farm to another type of crop because permanent crop farmland is dedicated to one crop during the lifespan of the trees or vines and therefore cannot easily be rotated to adapt to changing environmental or market conditions.

Integrating the assets of AFCO and realizing the anticipated synergies of the AFCO Mergers may take longer than projected and not all cost saving may be realized.

The AFCO Mergers involved the consolidation of assets from a company that previouslyoperated as an independent public company. Following the AFCO Mergers, our portfolio is larger and more diverse, with more than $850 million in farmland assets comprised of over 145,000 acres of farmland in 16 states and more than 25 crop types. We expect to benefit from the elimination of duplicative costs associated with supporting our public company platform and resulting economies of scale. As of the date of this Annual Report, we believe that we have realized the majority of these synergies. However, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, which could adversely affect our business and could delay and partially reduce realization of the anticipated benefits of the AFCO Mergers.

In addition, we expect to use our increased scale and enhanced geographic footprint gained through the AFCO Mergers to continue to expand our operations through additional acquisitions of farmland properties, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which may pose substantial challenges for our company to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and relationships with tenant farmers, and to maintain other necessary internal controls. There is no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other expected benefits.

Our failure to continue to identify and consummate suitable acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which could materially and adversely affect our results of operations and cash available for distribution to our stockholders.

Our ability to continue to expand through acquisitions is important to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We compete for the acquisition of farmland and properties related to farming with many other entities engaged in agricultural and real estate investment activities, including individual and family operators of farming businesses, corporate agriculture companies, financial institutions, institutional pension funds, public REITS, other real estate companies, private equity funds and other private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for such properties. Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Our failure to identify and consummate suitable acquisitions would significantly impede our growth, which would adversely affect our results of operations and cash available for distribution to our stockholders.

Failure to succeed in new markets may have adverse consequences.

We intend to continue to acquire properties across the U.S. and may from time to time evaluate potential international acquisitions. When we acquire properties located in new geographic areas in the U.S. or internationally, or properties primarily devoted to a crop or industry with which we are less familiar (such as certain specialty crops, energy production, dairy farms or hog farms), we may face risks associated with a lack of market knowledge or understanding of the local market, including the availability and identity of quality tenants, forging new business relationships in the area, developing an understanding of a crop or industry unfamiliar to us, and unfamiliarity with local or crop-specific government requirements and procedures. Furthermore, the negotiation of a potential expansion into new markets or industries may divert management time and other resources. As a result, we may have difficulties executing our business strategy in these new markets, which could have a negative impact on our results of operations and ability to make distributions to our stockholders.

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

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2016, we owned 1,804 acres of farmland in Kansas, and our ownership of those farms may be challenged under Kansas law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

Our short-term leases, albeit an industry standard, make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

Most of our leases with tenants engaged in farming operations have terms ranging from one to five years, which is customary in the farming industry. We expect that most of the leases we enter into in the future will have one to five-year terms. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases, which will make us more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

We may be unable to collect balances due on our leases from any tenants in financial distress or bankruptcy, which could adversely affect our financial condition, results of operations and cash flow.

We are subject to tenant credit risk.  Our tenants, particularly those that may depend on debt and leverage, could be susceptible to defaults under their leases or bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations.Certain of our tenants have defaulted on their lease payments, and we have been forced to pursue alternative arrangements with those tenants in order to be paid amounts due under the leases. In the future, we may be forced to enter into similar alternative arrangements or pursue litigation  in order to collect payments from tenants who are unable make their lease payments as they come due. We can provide no assurances that we will be able to collect the full amount due under a particular lease if we are forced pursue alternative payment arrangements or litigation with any of our tenants.

If a bankrupt tenant rejects a lease with us, any claim we might have for breach of the lease, excluding a claim against collateral securing the lease, would be treated as a general unsecured claim. In the event of a tenant's default under its lease or its rejection of the lease in bankruptcy proceedings, we may be unable to locate a replacement tenant in a timely manner or on comparable or better terms. As a result, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

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

The period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired form a C corporation is currently uncertain.

      On June 7, 2016, the U.S. Treasury Department issued temporary Regulations which temporarily extended the period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired from a C corporation from five years to ten years.  This extension only applied to assets with built-in gains acquired on or after August 8, 2016 and was set to expire on June 7, 2019.  On January 18, 2017, the U.S. Treasury Department issued final Regulations to shorten the ten-year period back to a five-year period for assets with built-in gains acquired on or after February 17, 2017, and to permit taxpayers to apply the five-year period for assets with built-in gains acquired on or after August 8, 2016 and on or before February 17, 2017.  Pursuant to these final Regulations, if we acquire any asset from a C corporation, or a corporation that generally is subject to full corporate level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax at the highest U.S. federal corporate income tax rate applicable if we recognize gain on the sale or disposition of the asset during the five-year period after we acquire the asset.  However, on January 20, 2017, White House Chief of Staff Reince Preibus issued a Memorandum for the Heads of Executive Departments and Agencies (the “Regulatory Freeze Memorandum”), effective January 18, 2017, ordering agencies to temporarily postpone for 60 days the effective date of certain regulations; the effect of the Regulatory Freeze Memorandum, if any, on the final Regulations described above remains unclear.

Our farms are subject to adverse weather conditions, seasonal variability, crop disease and other contaminants, which may affect our tenants' ability to pay rent and thereby have an adverse effect on our results of operations, financial condition, and our ability to make distributions to stockholders.

Crops are vulnerable to adverse weather conditions, including windstorms, tornados, floods, drought and temperature extremes, which are common but difficult to predict. Unfavorable growing conditions can reduce both crop yield and quality. Seasonal factors, including supply and consumer demand, may also have an effect on the value of crops grown by our tenants. In extreme cases, entire harvests may be lost in some geographic areas.

In addition, crops are vulnerable to disease and pests. Damages to tenants' crops may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase the costs and decrease the revenues of our tenants. Tenants may also incur losses from product recalls, fines or litigation due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls, fines or litigation as well as their impact upon our tenants.

We are particularly susceptible to adverse weather conditions (such as windstorms, tornados, floods, drought, hail and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions in Illinois, Colorado, North Carolina, South Carolina Arkansas and Louisiana, where the majority of the acres in our portfolio are located.

While many of our leases are on a fixed-rent basis that does not change based on the success of the farming operations, we also utilize variable-rent leases pursuant to which the amount of the rent depends on crop yields and prices in regions where such arrangements are prevalent. Adverse weather conditions, seasonal variability, crop disease, pests and contaminants could adversely affect the value of production on properties. This could impact our variable rent proceeds and our tenants' ability to continue to meet their obligations to us. This could have a material adverse effect on the value of our properties, our results of operations, financial condition, and our ability to make distributions to our stockholders.

The market prices of the crops that our tenants may produce on our agricultural properties have exhibited periods of volatility, which may affect our tenants' ability to pay rent and thereby have an adverse effect on our results of operations and our ability to make distributions to stockholders.

The value of a crop is affected by many factors that can differ on a yearly basis. The unpredictability of weather and crop yields in the major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Although rental payments under the majority of our leases typically are not based on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms, or at all, which could have a material adverse effect on the value of our properties, our results of operations and our ability to make distributions to our stockholders.

Adverse changes in government policies related to farming could affect the prices of crops and the profitability of farming operations, which could materially and adversely affect the value of our properties and our results of operations.

There are a number of government programs that directly or indirectly affect the profitability of farm operators. These include marketing, export, renewable fuel and insurance policies and programs. Significant changes to or the elimination of programs and policies could adversely affect crop prices and the profitability of farming operations, which could materially and adversely impact the value of our farms and our ability to lease them on favorable terms, or at all, which would have a material adverse effect on our results of operations.

If the U.S. Federal Reserve or other central banks embark on a substantial tightening of monetary policy in the future that causes real interest rates to rise substantially, it may cause land prices to decline if the rise in real interest rates is not accompanied by rises in the general levels of inflation.

A substantial tightening of monetary policy by the U.S. Federal Reserve or other central banks would increase credit costs (through the resulting increase in interest rates) and decrease credit availability. This could hurt farm operators because higher real interest rates (which is defined as nominal interest rates minus the inflation rate) make it more difficult for farm operators to qualify for loans and increase their borrowing costs. Higher interest rates also tend to decrease U.S. and world economic growth, thus decreasing the demand for agricultural commodities.

All of these consequences could reduce farm income. If increases in real interest rates are not accompanied by higher levels of farm income and rents, this could lead to declines in agricultural land values and a reduction in our profitability, either of which would have a material adverse effect on our business or results of operations, financial condition, and ability to make distributions to our stockholders.

The loss of key management personnel, particularly Paul A. Pittman and Luca Fabbri, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Our future success depends to a significant extent on the continued service and coordination of our senior management team, which is comprised of Paul A. Pittman, our Executive Chairman and Chief Executive Officer and Luca Fabbri, our Chief Financial Officer. We can provide no assurances that any of our key personnel will continue their employment with us. The loss of services of Messrs. Pittman, Fabbri and Cowan could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

In the future, we may co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

We will continue to incur costs as a result of becoming a public company, and such costs may increase if and when we cease to be an “emerging growth company.”

As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five years after our initial public offering, although circumstances could cause us to lose that status earlier such as if the Company breaches the $700 million market cap threshold prior to June 30, 2018, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

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

Under the FPI Loan Program, which was announced in August 2015, we make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. The loans are collateralized by farm real estate. As of the date of this Annual Report, we have made two senior secured first-lien mortgage loans to farmers totaling $2,980,000, with $2,780,000 outstanding at December 31, 2016, under the FPI Loan Program, and we intend to make similar loans in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a mortgage loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

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

In connection with the announcement of the entry into the AFCO Merger Agreement, a lawsuit was filed, alleging, among other things, that the AFCO directors breached their duties in connection with the evaluation of the AFCO Mergers and that the Company aided and abetted those breaches of duties.

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against the directors of AFCO, AFCO, certain affiliates of AFCO and the Company under the caption Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint alleges that the AFCO directors breached their duties to AFCO in connection with the evaluation and approval of the proposed merger with the Company. In addition, the complaint alleges, among other things, that the Company aided and abetted those breaches of duties. The initial complaint sought equitable relief, including a potential injunction against the AFCO Mergers, but the plaintiffs did not seek further proceedings and the merger has closed.  We believe the allegations in the complaint are without merit and intend to defend against those allegations. By virtue of our acquisition of AFCO, we succeeded to any liabilities of AFCO.

We cannot assure you as to the outcome of this pending litigation, or any similar future lawsuits, including costs associated with defending these claims, any other liabilities that may be incurred in connection with the litigation or settlement of these claims, or any effect on our operations.

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

Environmental site assessments were not conducted on all the farms in our portfolio and we do not expect to conduct environment site assessments on all farms we acquire in the future. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Additionally, we could become subject to new, stricter environmental regulations, which could diminish the utility of our properties and have a material adverse impact on our results of operations.

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

As of December 31, 2016 and February 23, 2017, we had approximately $309.9 million and $420.5 million, respectively, of outstanding mortgage indebtedness. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our tax protection agreement with respect to the sales of certain properties.

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

     Properties that we have acquired, including the properties we acquired in the AFCO Mergers, and properties that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of properties that we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

Although holders of our OP units do not have voting rights or the power to direct the Company's affairs, there could be potential conflicts, conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof.  As of the date of this Annual Report, Mr. Pittman owned 3.9% of the OP units in our operating partnership.

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

Our Board of Directors may change our strategies, policies and procedures without stockholder approval.

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

Our operating partnership may issue additional OP units or one or more classes of preferred units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and could have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of the date of this Annual Report, we owned approximately 83.8% of the outstanding OP units in our operating partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 7,161,572 OP units and a total of 117,000 preferred units as consideration in connection with our acquisition of properties, and we may issue additional OP units and preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to our stockholders.

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

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS. Though a sale of such property by a TRS likely would mitigate the risk of incurring a 100% penalty tax, the TRS itself would be subject to regular corporate income tax at the U.S. federal level, and potentially at the state and local levels, on the gain recognized on the sale of the property as well as any income earned while the property is operated by the TRS. Such tax would diminish the amount of proceeds from the sale of such property ultimately distributable to our stockholders. Our ability to use TRSs in the foregoing manner is subject to limitation. Among other things, the value of our securities in TRSs may not exceed 25% (20% for taxable years beginning after December 31, 2017) of the value of our assets and dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, generally may not exceed 25% of our gross income with respect to such year. No assurances can be provided that we would be able to successfully avoid the 100% penalty tax through the use of TRSs.

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

Changes to the U.S. federal income tax laws, including the enactment of certain proposed tax reform measures, could have an adverse impact on our business and financial results.

Numerous changes to the U.S. federal income tax laws are proposed regularly.  Moreover, legislative and regulatory changes may be more likely in the 115th Congress because the Presidency and such Congress will be controlled by the same political party and significant reform of the Code has been described publicly as a legislative priority.  Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes.  If enacted, certain such changes could have an adverse impact on our business and financial results.  For example, certain proposals set forth in Trump administration and House Republican tax plans could reduce the relative competitive advantage of operating as a REIT unless accompanied by responsive changes to the REIT rules.  These proposals include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could have a similar impact and also could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could increase the amount of REIT taxable income that must be distributed as dividends to shareholders.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms on the real estate investment industry or REITs clear.  Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares.

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

Although the JOBS Act allows us to take advantage of the exemption from complying with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies, we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards under Section 102(b) of the JOBS Act.

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

The stock markets, including the New York Stock Exchange (the “NYSE”), on which our common stock is listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this "Risk Factors" section of this Annual Report and others such as:

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

As of December 31, 2016, approximately 17.4 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report, other than the OP units held by us, approximately 6.2 million OP units in our operating partnership were outstanding, 3,013,216 of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 3,013,126 of the shares issuable upon redemption of OP units, and we intend to register the issuance of additional shares that may be issued upon redemption of OP units so that such shares will be freely tradable under the securities laws.

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

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our operating partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will be entitled to receive payments prior to distributions to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us. In addition, the issuance of OP units in connection with future acquisitions and the redemption of such OP units for common stock may be dilutive to our stockholders and could have an adverse effect on the per share trading price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3. Legal Proceedings

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business.

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against the directors of AFCO, AFCO, certain affiliates of AFCO and the Company under the caption Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint alleges that the AFCO directors breached their duties to AFCO in connection with the evaluation and approval of the proposed merger with the Company. In addition, the complaint alleges, among other things, that the Company aided and abetted those breaches of duties. The initial complaint sought equitable relief, including a potential injunction against the AFCO Mergers, but the plaintiffs did not seek further proceedings and the merger has closed.  We believe the allegations in the complaint are without merit and intend to defend against those allegations. By virtue of our acquisition of AFCO, we succeeded to any liabilities of AFCO.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low	Distributions Declared
January 1, 2016 – March 31, 2016	$11.22	$9.54	$0.13
April 1, 2016 – June 30, 2016	$11.64	$10.55	$0.13
July 1, 2016 – September 30, 2016	$11.98	$10.36	$0.13
October 1, 2016 – December 31, 2016	$11.97	$10.00	$0.13

January 1, 2015 – March 31, 2015	$11.98	$10.25	$0.12
April 1, 2015 – June 30, 2015	$12.50	$10.82	$0.13
July 1, 2015 – September 30, 2015	$12.55	$9.76	$0.13
October 1, 2015 – December 31, 2015	$11.40	$10.01	$0.13

April 10, 2014 – June 30, 2014(1)	$14.00	$12.20	$0.11
July 1, 2014 – September 30, 2014	$13.63	$10.56	$0.11
October 1, 2014 – December 31, 2014	$11.40	$9.48	$0.12

(1)	We completed an initial public offering of shares of our common stock on April 10, 2014.

     On December 31, 2016 and February 21, 2017, the closing price of our common stock as reported on the NYSE was $11.16 and $10.93, respectively.

Stock Performance Graph

     The following graph compares the total stockholder return of our common stock (assuming reinvestment of dividends) against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the SNL Financial REIT Index, or the SNLUS REITs for the period from April 16, 2014, the date of the initial listing of our common stock on the NYSE MKT to December 31, 2016. Our common stock began trading on the NYSE on September 8, 2015.

Total Return Performance
150
125
100
75
Index Value
Farmland Partners Inc.
S&P 500
SNL US REIT Equity
SNL U.S. REITs < $250M Implied Cap
04/10/14
06/30/14
12/31/14
06/30/15
12/31/15
06/30/16
12/31/16

	Period Ending
Index	04/10/14	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16
Farmland Partners Inc.	100.00	94.36	76.54	89.31	84.37	89.11	89.84
S&P 500	100.00	107.41	113.98	115.38	115.56	119.99	129.38
SNL US REIT Equity	100.00	106.72	117.39	111.12	120.63	137.29	131.34
SNL US REITs < $250M Implied Cap	100.00	104.63	106.55	113.97	101.09	127.78	131.74

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

Stockholder Information

     As of February 23, 2017, there were approximately 61 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 23, 2017, there were approximately 27 holders (other than our company and management) of our OP units. Our OP units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis.  As of February 23, 2017, there were six holders of our Preferred Units.

Issuer Purchases of Equity Securities

Share Repurchase Program

     On October 29, 2014, our Board of Directors approved a program to repurchase up to $10 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. We expect to fund repurchases under the program using cash on its balance sheet. As of December 31, 2016, we had repurchased 2,130 shares at an average price per share of $9.81 for a total cost of $20,932, including fees.  The following table represents the activity from the fourth quarter of 2016 under the repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publically	Purchased
		Average	Announced	Under the Share
	Total Shares	Price Paid	Plans or	Repurchase
($ in thousands)	Purchased	per Share	Programs	Program
October 1, 2016 - October 31, 2016	—	$—	—	$9,979
November 1, 2016 - November 30, 2016	—	—	—	9,979
December 1, 2016 - December 31, 2016	—	—	—	9,979
Total	—	$—	—	$9,979

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our audited consolidated financial statements.  The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report.

All periods presented in the table below prior to April 16, 2014, the date of our initial public offering, reflect the operations of our Predecessor. The historical combined financial data for our Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of our initial public offering.

	As of and for the years ended December 31,
($ in thousands)	2016	2015	2014	2013	2012
Operating Data
Total operating revenues	$31,001	$13,756	$4,218	$2,350	$2,123
Net income (loss)	$5,999	$1,689	$(671)	$34	$586
Per Share Data
Basic and diluted net income (loss) available to common stockholders	$0.09	$0.08	$(0.15)	$—	$—
Distributions declared per common share	$0.5100	$0.4985	$0.3260	$—	$—
Basic weighted average common shares outstanding	13,204	9,619	4,265	—	—
Diluted weighted average common shares outstanding	13,204	9,629	4,265	—	—
Supplemental Data
EBITDA(1)	$17,523	$7,208	$1,030	$1,525	$1,873
Adjusted EBITDA(1)	$21,624	$8,678	$2,089	$1,525	$1,887
FFO(1)	$7,553	$2,582	$(342)	$183	$711
AFFO(1)	$11,011	$4,052	$717	$183	$725
Balance Sheet Data
Total assets	$655,529	$344,954	$200,658	$39,536	$36,898
Total liabilities	$320,020	$196,726	$117,132	$44,259	$36,564
Redeemable non-controlling interest in operating partnership, common units	$—	$9,694	$—	$—	$—
Redeemable non-controlling interest in operating partnership, preferred units	$119,915	$—	$—	$—	$—
Total equity (deficit)	$215,594	$138,534	$83,526	$(4,723)	$334

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report, we own farms with an aggregate of approximately 142,223 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, Texas, and Virginia. As of the date of this Annual Report, approximately 75% of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% of the acres in  our portfolio produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, in August 2015, we announced the launch of the FPI Loan Program, an agricultural lending product aimed at farmers, as a complement to our primary business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report we own 83.8% of the OP units and none of the Preferred units. See Note 9 to our consolidated financial statements for additional information regarding the Preferred units.

As of December 31, 2016, we owned 75.1% of the OP units in the Operating Partnership.

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Recent Developments

Merger with American Farmland Company

We acquired the properties listed in the table below in connection with the AFCO Mergers which closed on February 2, 2017, and, as a result, our portfolio now consists of approximately 75% row crop farmland and 25% specialty crop farmland by value.

State	Total Approximate Acres
Arkansas	1,445
California	430
California	478
California	786
California	854
California	1,247
California	265
California	623
California	244
California	91
California	610
California	239
California	243
California	185
Florida	2,694
Florida	625
Florida	1,637
Georgia / Alabama	1,840
Illinois	1,652
Illinois	434
Illinois	1,195
17,817

In connection with the AFCO Mergers we issued 14,763,604 shares of our common stock as consideration in the Company Merger, 17,373 shares of our common stock in respect of fully earned and vested AFCO restricted stock units, and 218,525 OP units in connection with the Partnership Merger at a share price of $11.41 per share on the date of the merger for a total consideration of $171.1 million. The allocation of the purchase price for the farms acquired is preliminary and may change during the measurement period, which may be up to one year from the acquisition date, if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

2016 Completed Acquisitions

During 2016, we completed 24 acquisitions as set forth in the table below.  The 2016 acquisitions expanded our presence to two new states, bringing our total presence to fourteen states as of December 31, 2016.

		Total
	Date	Approximate	Purchase
State	Acquired	Acres	Price
Georgia	1/12/2016	608	$1,202
Michigan	1/21/2016	265	1,630
Texas	1/27/2016	2,056	6,117
Illinois	2/26/2016	40	371
Illinois	3/2/2016	22,129	197,145
Georgia	3/11/2016	208	624
Illinois	3/24/2016	80	667
Louisiana	3/31/2016	7,400	31,764
Mississippi	4/4/2016	624	2,307
Georgia	4/6/2016	213	577
Georgia	4/6/2016	274	958
South Carolina	5/12/2016	330	1,528
Texas	5/17/2016	640	1,800
Illinois	6/27/2016	77	697
Colorado	6/29/2016	1,261	1,760
Illinois	6/30/2016	203	1,905
Georgia	7/20/2016	266	862
Colorado	7/27/2016	142	5,524
Kansas	7/27/2016	158	325
Florida	8/31/2016	2,426	9,497
Georgia	9/16/2016	445	1,402
Illinois	9/29/2016	7	120
Illinois	11/2/2016	95	563
Arkansas	12/21/2016	1,122	4,066
		41,069	$273,411

(1)

This acquisition closed on March 2, 2016.  The purchase price of the property was comprised of (a) $50.0 million in cash, (b) an aggregate of 2,608,695 OP units valued at $11.50 per OP unit and (c) 117,000 Preferred units.   See “Note 9 – Stockholders’ Equity and Non-controlling Interests”.

(2)	The acquisition closed on December 21, 2016. The purchase price of the property was comprised of approximately $3.3 million in cash and an aggregate of 69,691 OP units valued at $10.95 per OP unit.

Acquisitions Completed to date in 2017

      As of the date of this Annual Report, we have completed acquisitions of the following properties in 2017 other than the properties acquired in the AFCO Mergers:

($ in thousands)
State	Date Acquired	Total Approximate Acres	Purchase Price
Illinois(1)	1/12/2017	321	$3,360
Illinois	2/14/2017	8,452	54,263
South Carolina	2/21/2017	144	529
		8,917	$58,152

(1)	The consideration consisted entirely of OP units.

As described above, on February 2, 2017, we successfully completed the merger with AFCO, which resulted in us acquiring 21 permanent and row crop farms in 2017.

Properties under Contract

As of the date of this Annual Report, the following farms are under contract:

($ in thousands)
State	Date Under Contract	Total Approximate Acres	Purchase Price
Michigan(1)	1/17/2017	1,726	$10,000
Kansas	1/30/2017	155	500
South Carolina	1/31/2017	300	1,200
Georgia	2/7/2017	614	1,900
South Carolina	2/7/2017	644	1,478
South Dakota	2/12/2017	1,690	6,760
Colorado(1)	2/17/2017	1,083	5,450
		6,212	$27,288

(1)	The consideration consists of a combination of cash and OP units.

These acquisitions are expected to close in the first half of 2017, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.

Follow-on Equity Offering

On December 5, 2016, we completed an underwritten public offering of 3,100,000 shares of common stock at a price per share of $11.25 and generated aggregate net proceeds to the Company of approximately $32.9 million, after deducting the underwriting discount and commissions and expenses payable by the Company.

At-the-Market Equity Offering Program

On September 15, 2015, we filed a prospectus supplement under which we may sell shares of common stock having an aggregate gross sales price of up to $25,000,000 through an “at-the-market” equity offering program (the “ATM Program”).  The offering is made pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on May 14, 2015.  As of December 31, 2016, 994,908 shares had been issued under the program for aggregate net proceeds of $11.1 million at a weighted average price per share of $11.17.

Financing Activity

On December 21, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement with The Prudential Insurance Company of America (“Prudential”) which provides for a loan of approximately $6.6 million to the Company with a maturity date of July 1, 2019 (the “Prudential Note”).  Interest on the Prudential Note is payable in cash semi-annually and accrues at a fixed rate of 3.20% per annum. Proceeds from the Prudential Note were used to acquire additional properties and for general corporate purposes.

On January 12, 2017, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Fifth MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“Metlife”) which provides for a loan of approximately $8.4 million to the Company with a maturity date of January 12, 2027 (“Term Loan 5”). Interest on Term Loan 5 is payable in cash semi-annually and accrues at a 3.26% per annum fixed rate, this may be adjusted by MetLife on each of Janaury 12, 2020, January 12, 2023 and January 12, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 5 were used to acquire additional properties and for general corporate purposes.

In connection with the Term Loan 5, on January 12, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 5 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Fifth MetLife Loan Agreement.

As part of the AFCO Mergers, by virtue of AFCO OP becoming a subsidiary of the Company and the Operating Partnership, the Company and the Operating Partnership acquired four senior secured credit facilities in the aggregate amount of $90 million (the “Existing Rutledge Loans”) by and between AFCO OP and Rutledge Investment Company (“Rutledge”). On February 3, 2017, AFCO OP entered into the Second Amendment to the Existing Rutledge Credit Facilities and the Company and the Operating Partnership each entered into guaranty agreements pursuant to which they will unconditionally guarantee the obligations of AFCO OP the Existing Rutledge Loan Agreements. In addition, on February 3, 2017, AFCO OP entered into a fifth loan agreement with Rutledge (the “Fifth Rutledge Loan Agreement” and, together with the Existing Rutledge Loan Agreements, the “Rutledge Loan Agreements”) with respect to a senior secured credit facility in the aggregate amount of $30 million. See “—Liquidity and Capital Resources—Consolidated Indebtedness—Rutledge Credit Facilities.”

On February 14, 2017, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Sixth MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“Metlife”) which provides for a loan of approximately $27.2 million to the Company with a maturity date of February 14, 2027 (“Term Loan 6”). Interest on Term Loan 6 is payable in cash semi-annually and accrues at a 3.21% per annum fixed rate, this may be adjusted by MetLife on each of February 14, 2020, February 14, 2023 and February 14, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 6 were used to acquire additional properties.

In connection with the Term Loan 6, on February 14, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 6 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Sixth MetLife Loan Agreement.

Termination of Leases

The Company entered into two separate sale and partial leaseback transactions in North Carolina, South Carolina, and Virginia in December 2014 and June 2015. These leases were due to expire on December 31, 2016, December 31, 2017 and December 31, 2019. The tenant and the Company agreed to terminate the leases effective as of December 31, 2016. As part of the termination settlement, the tenant agreed to pay an additional rent amount related to 2016 of $2.8 million. In addition, the Company fully recognized as 2016 revenue certain rent payments, totaling $3.7 million, of which the majority was made by the tenant in June 2015, that the Company had not yet recognized under its revenue recognition policy.

Sub-Advisory Agreement

      Upon consummation of the AFCO Mergers, by virtue of AFCO being merged with and into one of the Company’s wholly-owned subsidiaries and AFCO OP becoming a wholly-owned subsidiary of the Company, the Company acquired the Amended and Restated Sub-Advisory Agreement, dated as of October 23, 2015 (the “Sub-Advisory Agreement”), by and among AFCO, American Farmland Advisors, AFCO OP and Prudential Capital Mortgage Company (the “Sub-

Advisor”). On February 18, 2017, Farmland Partners Inc. (the “Company”) entered into a Termination Agreement (the “Termination Agreement”) with the Sub-Advisor pursuant to which the Company and Prudential agreed to terminate the Sub-Advisory Agreement and certain related property management agreements (together with the Sub-Advisory Agreement, the “Prudential Agreements”).

The Termination Agreement provides that, as of March 31, 2017, Prudential will no longer provide services to the Company under the Prudential Agreements. The Company has agreed to pay Prudential $1.6 million in cash, which is equal to the fee that would be owed to Prudential for services through the quarter ended March 31, 2017 and a termination fee of approximately $160,000.

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

Conditions in Our Existing Markets

Our portfolio spans numerous farmland markets and crop types, which provides us broad diversification across conditions in these markets. Across all regions, farmland acquisitions continue to be dominated by buyers who are existing farm owners and operators; institutional and investor acquirors remain a small fraction of the industry. We generally see firm demand for high quality properties across all regions and crop types.

With regard to leasing dynamics, we believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over additional acres. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geographic area, even when the farmer anticipates lower current returns or short-term losses.

In our primary row crop farmland, we see flat to modestly lower rent rates in connection with 2017 lease renewals. This is consistent with, on the one hand, headwinds in primary crop markets and, on the other, tenant demand for leasing high quality farmland. In 2016, we had a higher portion than in 2015 of our fixed cash leases providing for payment of 50% of a year’s rent after harvest rather than substantially all of the lease paid prior to harvest, as compared to 2016. This structure better matches operator cash flows. Given per acre revenue on our primary crop farmland and crop insurance levels, we do not expect that this structure materially changes tenant credit risk. Due to the short term nature of most of our primary crop leases, we believe that a recovery of crop prices and farm profitability will be reflected relatively rapidly in our revenues via increases in rent rates. Across specialty crops, operator profitability generally remains healthy. Participating lease structures are common in many specialty crops and base lease rates are consistent with 2016.

Lease Expirations

Farm leases are often short-term in nature.  As of December 31, 2016 our portfolio had the following lease expirations as a percentage of approximate acres leased and annualized minimum cash rents:

		% of		% of
($ in thousands)	Approximate	Approximate	Annual	Annual
Year Ending December 31,	Acres	Acres	Cash Rents	Cash Rents
2017	14,608	24.1%	$3,091	25.9%
2018	31,372	51.7%	4,967	41.7%
2019	9,722	16.0%	2,515	21.1%
2020	2,244	3.7%	630	5.3%
2021	—	—%	—	—%
2022 and beyond	2,691	4.5%	718	6.0%
	60,637	100.0%	$11,921	100.0%

We have or are currently negotiating leases on 50,721 acres and have 3,978 acres which have lease payments based solely on a percentage of farming revenues or crops, which are not included in the table above.  We expect that rents for primary crop farmland will experience a modest decline in 2017, partially counterbalanced throughout our portfolio by rent increases deriving from farm improvements, such as irrigation, drainage and grain storage, that were or will be put in service for the 2017 crop year. We expect that rents for specialty crop farmland will be flat to modestly increasing.

Rental Revenues

Our revenues are primarily generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to ten years.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

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

Expenses

Substantially all of our farm leases are structured in such a way that we are responsible for major maintenance, certain insurance and taxes (which are sometimes reimbursed to us by our tenants), while our tenant is responsible for minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. We expect that substantially all of the leases for farmland we acquire in the future will continue to be structured in a manner consistent with substantially all of our existing leases. As the owner of the land, we generally only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities, permanent plantings or other physical structures customary for farms. In cases where capital expenditures are necessary, we typically seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also incur the costs associated with maintaining liability and casualty insurance.

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

Crop Prices

Our exposure to short-term crop price declines is limited as most of our leases do not factor in per bushel prices and instead are set on a rental rate per acre basis. This approach is common throughout agriculture for several reasons.  This approach recognizes that the value of leased land to a tenant is more closely linked to the total revenue produced on the property which is driven by crop yield and crop price.   This approach simplifies the administrative requirements for the landlord and the tenant significantly.  This approach supports the tenants’ desire to maintain access to their leased farms which are in short supply, a concept expanded upon below, by providing the landlord consistent rents.    Crop price exposure is also limited because tenants also benefit from the fundamental revenue hedging that occurs when large crops mitigate the lower crop prices triggered by their large crop.  Similarly, smaller crops have a tendency to increase the crop prices triggered and help increase revenue even when confronted by a smaller crop.   Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants.   Our TRS takes advantage of this risk mitigation programs and strategies also.

We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over additional acres. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geography, even when the farmer anticipates lower current returns or short-term losses.

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many primary crops, particularly corn, experienced meaningful declines in 2014 and 2015. We do not believe such declines represent a trend over the long term. Rather, we believe those declines represented a combination of correction to historical norms (adjusted for inflation) and high yields induced by farmer planting decisions and unusually favorable weather patterns. We expect that continued long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time. We expect pricing across specialty crops to generally remains firm relative to 2016 as U.S. and global consumer demand remains strong and supply is broadly balanced to demand. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical consolidated financial statements included elsewhere in this filing. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

Real Estate Acquisitions

We account for all acquisitions in accordance with the business combinations standard. When we acquire farmland that was previously operated as a rental property, we evaluate whether a lease is in place or a crop is being produced at the time of closing of the acquisition.  If a lease is in place or a crop is being produced at the time of acquisition, we account for the transaction as a business combination and charge the costs associated with the acquisition to acquisition and due diligence costs on the Consolidated Statement of Operations as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as asset acquisitions with the transaction costs incurred capitalized to the assets acquired.  When we acquire farmland in a sale-lease back transaction with newly originated leases entered into with the seller, we account for the transaction as an asset acquisition and capitalize the transaction costs incurred in connection with the acquisition.

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

When above or below market leases are acquired, we value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase of rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as components of deferred leasing intangibles, and will be amortized over the remaining lease term (and expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate. We capitalize acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition.  If the asset acquisition is abandoned, the capitalized asset acquisition costs will be expensed to acquisition and due diligence costs in the period of abandonment. If we subsequently determine a previously expected asset acquisition is deemed a business combination, the previously capitalized costs are expensed.

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

Real Estate

Our real estate consists of land, groundwater and improvements made to the land consisting of grain facilities, irrigation improvements, other assets and drainage improvements. We record real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred.  We begin depreciating assets when the asset is ready for its intended use.  We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 10-40 years for grain facilities, 2-40 years for irrigation improvements, 27-65 for drainage improvements, 3-50 years for groundwater, 13-23 years for permanent plantings, and 5-40 years for other assets acquired. We periodically evaluate the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

When a sale occurs, we recognize the associated gain when all consideration has been transferred, the sale has closed, and there is no material continuing involvement. If a sale is expected to generate a loss, we first assess it through the impairment evaluation process. See ‘‘—Impairment of Real Estate Assets’’ below.

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

Inventory of our TRS

The costs of growing crop are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in our consolidated financial statements. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year.  Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

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

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a straight-line basis over the lease term, including renewal options in the case of bargain renewal options. Deferred revenue includes the cumulative difference between the rental revenue recorded on a straight-line basis and the cash rent received from tenants in accordance with the lease terms. Acquired below market leases are included in deferred revenue on the accompanying consolidated balance sheets, which are amortized into rental income over the life of the respective leases, plus the terms of the below market renewal options, if any.

Leases in place as of December 31, 2016 had terms ranging from one to ten years.  As of December 31, 2016, the Company had three leases with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds or a percentage of harvested crops. As of December 31, 2016, a majority of such leases provided for a rent payment determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain facility that grain has been delivered in the Company’s name, a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized.

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

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain facility and title has transferred. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

      The Company recognizes interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in operating revenues as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.

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

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  There was $31,996 in taxable income from the TRS for the year ended December 31, 2016, and no taxable income at December 31, 2015 and 2014.

     We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2016, we did not identify any uncertain tax positions.

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

New or Revised Accounting Standards

For a summary of the new or revised accounting standards please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the combined consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

	For the year ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
OPERATING REVENUES:
Rental income	$29,668	$13,548	$16,120	119.0%
Tenant reimbursements	263	135	128	94.8%
Other revenue	1,070	73	997	1,365.8%
Total operating revenues	31,001	13,756	17,245	125.4%

OPERATING EXPENSES:
Depreciation and depletion	1,554	893	661	74.0%
Property operating expenses	2,379	1,104	1,275	115.5%
Acquisition and due diligence costs	2,521	260	2,261	869.6%
General and administrative expenses	7,023	4,192	2,831	67.5%
Legal and accounting	1,447	1,090	357	32.8%
Other operating expenses	445	—	445	NM
Total operating expenses	15,369	7,539	7,830	103.9%
OPERATING INCOME	15,632	6,217	9,415	151.4%

OTHER (INCOME) EXPENSE:
Other income	(337)	(98)	(239)	243.9%
Interest expense	9,959	4,616	5,343	115.7%
Total other expense	9,622	4,518	5,104	113.0%

Net income before income tax expense	6,010	1,699	4,311	253.7%

Income tax expense	11	10	1	10.0%

NET INCOME	$5,999	$1,689	$4,310	255.2%

NM = Not Meaningful

Our rental income for 2016 was impacted by the 26 acquisitions that took place in 2015, primarily in the fourth quarter, in addition to the 24 acquisitions that took place throughout 2016.  To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented.

Total rental income under leases for the same-property portfolio increased to $9.1 million for the year ended December 31, 2016, from $8.9 million for the year ended December 31, 2015, as a result of average annual rent for the same-property portfolio increasing year over year to $209 per acre in 2016 from $203 in 2015.

Total rental income increased $16.1 million, or 119.0%, for the year ended December 31, 2016 as compared to the prior year.  This increase was the result of the 50 acquisitions completed over the last two years and payments received in connection with the the early termination of certain leases in December 2016. As part of the termination, the Company recognized $3.7 million due to cash received under the contract greater than rental income previously recognized and $2.8 million in early termination fees.  For the year ended December 31, 2016, the average annual cash rent for the entire portfolio increased to $224 per acre from $215 per acre in 2015.

Leases in place in 2015 that provide for tenant payment of property taxes required the tenant to reimburse us for the tax amount we paid in 2016 for the 2015 taxable year.   Due to changes in terms of lease renewals and certain outstanding leases, tenant reimbursements increased $0.1 million, or 94.8%, in 2016, as compared to 2015.

Other revenue increased $1.0 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The income recognized in 2016 consisted of $0.8 million realized on crop sales from our TRS’s farming operation, in addition to $0.2 million earned on interest and amortization of net loan fees, primarily from loans outstanding under the FPI Loan Program. The TRS was formed in March 2015 with the sales recognized in the first quarter of 2016 representing the first revenues generated by the entity.  The FPI Loan Program was launched in August 2015 and has mortgage notes receivable totaling $2.8 million as of December 31, 2016.

Depreciation and depletion expense increased $0.7 million, or 74.0%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015.  The increase is the result of acquiring or constructing $14 million in depreciable assets throughout 2016.

Property operating expenses increased $1.3 million or 115.5%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, of which $0.8 million is attributable to an increase in property taxes and $0.2 million to an increase in property insurance primarily as a result of property acquisitions.  The increase also included a $0.3 million increase in a variety of other property operating costs such as repairs and maintenance, state and franchise taxes and other miscellaneous items.

Acquisition and due diligence costs totaled $2.5 million for the year ended December 31, 2016 as compared to $0.3 million recognized in the year ended December 31, 2015.  Acquisition and due diligence costs recognized in the year ended December 31, 2016 consisted of $2.4 million of costs related to the AFCO Mergers, with the remainder related to other acquisitions.

General and administrative expenses increased $2.8 million, or 67.5%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase in general and administrative expenses was primarily attributable to increased costs related to the continued growth of our portfolio.  During the year ended December 31, 2016, employee compensation expenses increased $2.3 million, as compared with the same period in 2015, due to an increase in the number of employees from 12 at the end of 2015 to 15 at the end of 2016.  Included in compensation costs is $0.1 million for the new employee benefits program, which was not in place as of December 31, 2015.  During 2016, our public company costs increased $0.3 million due to increased investor relations, regulatory and compliance activity, and conference attendance.  We also had a $0.2 million increase in travel and office rent expense in the year ended December 31, 2016 as compared to the prior year.

Legal and accounting expenses increased $0.4 million, or 32.8%, for the year ended December 31, 2016, as compared to 2015. Costs associated with general corporate matters and the growth of our portfolio, including costs related to the AFCO Mergers, contributed to the increase in legal and accounting expenses.

Other operating expenses totaled $0.4 million during the year ended December 31, 2016, compared to no other operating expenses recognized in 2015, related to the cost of sales realized on crop sales from our TRS’s farming operations.

Other income, which is comprised primarily of income recognized on the sale of easements and rights-of-way, increased by $0.2 million, or 243.9%, for the year ended December 31, 2016, as compared to 2015.

Interest expense increased by $5.3 million or 115.7%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015.  We recognized additional interest expense of approximately $2.4 million during 2016 related to interest and amortization of deferred loan fees associated with the $53.0 million Bridge Loan (as defined below under “Liquidity and Capital Resources”), as all costs related to the Bridge Loan were both incurred and amortized during 2016. The increase in interest expense is due, in large part, to interest on the Bridge Loan of $2.3 million, which we do not expect to continue as we do not expect to enter into similar short term financing arrangements in the future. Interest expense increased approximately $3.1 million as the result of an increase in our outstanding borrowings during 2016, which were $309.9 million as of December 31, 2016 and $187.2 million for the comparative period in 2015.  These increases were partially offset by the amortization of deferred financing fees and discounts/premiums on debt which increased $0.1 million during 2016.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

	For the Years Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
OPERATING REVENUES:
Rental income	$13,548	$3,970	$9,578	241.3%
Tenant reimbursements	135	248	(113)	(45.6)%
Other revenue	73	—	73	NM
Total operating revenues	13,756	4,218	9,538	226.1%

OPERATING EXPENSES:
Depreciation and depletion	893	329	564	171.4%
Property operating expenses	1,104	249	855	343.4%
Acquisition and due diligence costs	260	193	67	34.7%
General and administrative expenses	4,192	2,275	1,917	84.3%
Legal and accounting	1,090	615	475	77.2%
Total operating expenses	7,539	3,661	3,878	105.9%
OPERATING INCOME	6,217	557	5,660	1,016.2%

OTHER (INCOME) EXPENSE:
Other income	(98)	(144)	46	(31.9)%
Interest expense	4,616	1,372	3,244	236.4%
Total other expense	4,518	1,228	3,290	267.9%

Net income before income tax expense	1,699	(671)	2,370	(353.2)%

Income tax expense	10	—	10	NM

NET INCOME (LOSS)	$1,689	$(671)	$2,370	353.2%

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

Total rental income increased $9.6 million, or 241.3%, for the year ended December 31, 2015 as compared to the prior year. This increase was primarily the result of the 55 acquisitions completed over the last two years.  For the year ended December 31, 2015, the average annual cash rent for the entire portfolio increased to $209 per acre from $179 per acre in 2014. This increase was the result of diversification of our portfolio to new markets.

Cash rental income for the same-property portfolio remained consistent at $2.6 million for the year ended December 31, 2015, from $2.6 million for 2014, as a result of average annual rent for the same-property portfolio decreasing to $357 per acre in 2015 from $360 per acre in 2014.  This decrease was primarily attributable to lower crop share rent in 2015.

Leases in place in 2014 that provide for tenant payment of property taxes required the tenant to reimburse us for the tax amount we paid in 2015 for the 2014 taxable year.   Due to changes in terms of lease renewals, as well as of certain outstanding leases, tenant reimbursements decreased $0.1 million, or 45.6%, in 2015, as compared to 2014.

Other revenues totaled $0.1 million during the year ended December 31, 2015, compared to no other revenues recognized in 2014.  The other revenues recognized during 2015 were generated on interest and amortization of net loan fees, primarily from the FPI Loan Program, launched in August 2015.

Depreciation and depletion expense increased $0.6 million, or 171.4%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The increase is the result of acquiring $7.5 million in depreciable assets in the last quarter of 2014, $7.0 million in depreciable assets throughout 2015 and investing $5.6 million in property improvements on acquired property during 2015.

Property operating expenses increased $0.9 million, or 343.4%, for the 2015 year, as compared to the prior year, of which $0.2 million is attributable to properties acquired during 2015.  The remaining increase in property operating expenses is primarily related to increases in property insurance of $0.1 million, property taxes of $0.2 million, state franchise taxes of $0.1 million, and repairs of $0.1 million.  Also increasing during the year were travel costs related to property visits on newly acquired properties of $0.1 million and $0.1 million of expenses for legal costs related to tenant issues.

General and administrative expenses increased $1.9 million, or 84.3%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase in general and administrative expenses was largely the result of increased costs related to being a public company and our continued growth. We only incurred the costs of being a public company during the period following our IPO in 2014, while we incurred such costs for the entire year in 2015. During 2015, our public company costs increased $0.3 million due to increased investor relations, board, regulatory and compliance activity, stock-based compensation expense increased $0.2 million, conference attendance and travel expenses increased $0.3 million, consulting fees increased $0.2 million, and other corporate costs increased $0.02 million, due to increased rent and general office expenses related to increased headcount, as compared with the same period in 2014. Also contributing to the general and administrative increase during the year ended December 31, 2015 were employee compensation expenses, which increased $1.1 million as compared with the same period in 2014 as we did not have any employees prior to the IPO and have since increased our staffing to 13 employees and added a formal bonus program in the third quarter of 2014. These increases were offset by a decrease of $0.2 million in professional fees which were incurred during the year ended December 31, 2014, on behalf of the Company by Pittman Hough Farms prior to the completion of the IPO.

Legal and accounting expenses increased $0.5 million, or 77.2%, for the year ended December 31, 2015, as compared to 2014, primarily as a result of being a public company for a full year with the Company going public in April 2014.   Also contributing to the increase in legal and accounting expenses were general corporate matters and the growth of our portfolio.

Other income decreased by $0.05 million, or 31.9%, for the year ended December 31, 2015 compared to 2014.  During both periods other income was recognized on the sale of easements and right-of-way.

Interest expense increased by $3.2 million or 236.4%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, as a result of an increase in our average outstanding borrowings, which were $159.2 million during the year December 31, 2015 and $44.4 million for 2014.  Our weighted average cost of borrowings during the year ended December 31, 2015 and 2014 was 2.80% and 2.76%, respectively.  We also recognized additional interest expense of $0.2 million and $0.1 million during the year ended December 31, 2015 and 2014, respectively, related to the amortization of deferred loan fees.  These increases were partially offset by the amortization of a premium on our debt of $0.1 million during the year ended December 31, 2015.

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

During 2017, $81.2 million of our borrowings will mature. Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects.  The Company has $45.0 million and $3.1 million in capacity available under the Rutledge and Farm Credit of Central Florida facilities. Within twelve months of this Annual Report, $81.2 million of our borrowings will mature. We anticipate refinancing the debt due to mature in 2017 with the same or similar financial institutions and we are currently in discussions with existing lenders to do so. However, we can provide no assurances that we will be able to refinance the debt on similar terms or at all and thus alternative sources of capital may be necessary. To date, no such capital sources have been identified. As of December 31, 2016, we had $309.9 million of debt, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders. We plan to refinance these loans in 2017.

In connection with the AFCO Mergers, at the effective time of the Company Merger, each share of AFCO Common Stock issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by us or the Operating Partnership or any wholly owned subsidiary of us or the Operating Partnership), automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of our common stock. In addition, in connection with the Company Merger, each outstanding AFCO restricted stock unit that had become fully earned and vested in accordance with its terms, at the effective time of the Company Merger, was converted into the right to receive 0.7417 shares of our common stock. At the effective time of the Partnership Merger, each common unit of limited partnership interest in AFCO OP issued and outstanding immediately prior to the effective time of the Partnership Merger, was converted automatically into the right to receive, subject to certain adjustments, 0.7417 OP units. We issued 14,763,604 shares of our common stock as consideration in the Company Merger and 17,373 shares of our common stock in respect of fully earned and vested AFCO restricted stock units. We issued 218,525 OP units in connection with the Partnership Merger.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million. Through December 31, 2016 the Company has generated $11.1 million in net cash proceeds under the ATM Program is intended to provide cost-effective financing alternatives in the capital markets and we intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our Board of Directors.

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

Consolidated Indebtedness

First Midwest Bank Indebtedness

In connection with our initial public offering and the related formation transactions, on April 16, 2014, the Operating Partnership, as borrower, and First Midwest Bank, as lender, entered into the FMW Loan Agreement, which provided for loans in the initial aggregate principal amount of approximately $30,780,000. In April 2016 we fully repaid our debt under this loan.

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

The Operating Partnership’s ability to borrow under the Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.5 to 1.00; and a minimum tangible net worth. On August 3, 2015, we amended the Bond Purchase Agreement in order to calculate the fixed charge coverage ratio using our Adjusted EBITDA (as defined in the Bond Purchase Agreement) rather than our EBITDA (as defined in the Bond Purchase Agreement). We were in compliance with all applicable covenants under the Farmer Mac Facility at December 31, 2016.

In connection with the Bond Purchase Agreement, on March 1, 2015, we and the Operating Partnership also entered into a pledge and security agreement (as amended and restated, the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which we and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bond held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, we agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

The Bond Purchase Agreement and the Pledge Agreement include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the Purchaser and Farmer Mac to, among other things, accelerate payment of all amounts outstanding under the Farmer Mac Facility and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the agricultural real estate underlying the pledged mortgage loans.  As of December 31, 2016, we had $155.5 million outstanding under the Farmer Mac Facility.

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the year ended December 31, 2016, the Company accrued and paid debt issuance costs on the Bridge Loan totaling $173,907 and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan's principal amount was considered additional interest paid as discount on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

MetLife Term Loans

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into the loan agreement (the “First MetLife Loan Agreement” and together with the Second MetLife Loan Agreement, the Fifth MetLife Loan Agreement and the Sixth MetLife Loan Agreement, the “MetLife Loan Agreements”), which provides a total of $127 million of term loans, comprised of (i) a $90 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4 (as defined in the subsequent paragraph), the “MetLife Term Loans). The proceeds of the MetLife Term Loans were used to repay existing debt (including amounts outstanding under the existing Bridge Loan agreement) to acquire additional properties and for general corporate purposes. Each initial Metlife Term Loan matures on March 29, 2026 and is secured by first lien mortgages on certain of our properties.

 On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Second MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a loan of  approximately $15.7 million (the “Term Loan 4”) to the Company with a maturity date of June 29, 2026. Interest on Term Loan 4 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year to an interest rate equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. The Loan initially bears interest at a rate of 2.39% per annum until September 29, 2016.  On September 29, 2016 the rate increased to 2.59% per annum. Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

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

Interest on Term Loan 2 and Term Loan 3 is payable in cash semi-annually and accrues at an initial rate of 2.66% per annum, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to our properties securing Term Loan 2 and Term Loan 3.

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

On January 12, 2017, five wholly owned subsidiaries of the Operating Partnership, entered into the Fifth MetLife Loan Agreement with MetLife which provides for Term Loan 5, a loan of approximately $8.4 million to the Company with a maturity date of January 12, 2027. Interest on Term Loan 5 is payable in cash semi-annually and accrues at a 3.26 % per annum fixed, this may be adjusted by MetLife on each of Janaury 12, 2020, January 12, 2023 and January 12, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 5 were used to acquire additional properties and for general corporate purposes.

In connection with the Term Loan 5, on January 12, 2017, the Company and the Operating Partnership each entered the Term Loan 5 Guaranties whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Fifth MetLife Loan Agreement.

On February 14, 2017, a wholly owned subsidiary of the Operating Partnership, entered into a loan agreement (the “Sixth MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“Metlife”) which provides for a loan of approximately $27.2 million to the Company with a maturity date of February 14, 2027 (“Term Loan 6”). Interest on Term Loan 6 is payable in cash semi-annually and accrues at a 3.21% per annum fixed rate, this may be adjusted by MetLife on each of February 14, 2020, February 14, 2023 and February 14, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 6 were used to acquire additional properties.

In connection with the Term Loan 6, on February 14, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 6 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Sixth MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.

Each of the MetLife Loan Agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that secure the MetLife Term Loans. As of December 31, 2016 there was $142.7 million outstanding under the MetLife Term Loans and we were in compliance with all covenants under the MetLife Loan Agreements.

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023. As of December 31, 2016 approximately $5.1 million had been drawn down under the Farm Credit Mortgage Note.  Interest on the Farm Credit  Mortgage Note is payable in cash quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875% provided that the interest rate shall be subject to adjustment on the first day of September

2016, and on the first day of each month thereafter. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional farms.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring us to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

As of December 31, 2016 there was $5.1 million outstanding under the Farm Credit Mortgage Note. As of December 31, 2016, we were in compliance with all covenants under the Farm Credit Mortgage Note Agreements.

Prudential Loans

On December 21, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement  with Prudential which provides for the Prudential Note, a loan of approximately $6.6 million to the Company with a maturity date of July 1, 2019.  Interest on the Prudential Note is payable in cash semi-annually and accrues at a fixed rate of 3.20% per annum. Proceeds from the Prudential Note were used for the acquisition of additional land.

The Prudential loan requires the Company to maintain a loan to value no greater than 60%. The covenant commences from the anniversary of the loan, being December 21, 2017.

As of December 31, 2016 there was $6.6 million outstanding under the Prudential Note.

Rutledge Credit Facilities

As part of the AFCO Mergers, by virtue of AFCO OP becoming a subsidiary of the Company, the Company acquired the Existing Rutledge Loans, which are further described below:

1.

Loan Agreement, dated as of December 5, 2013, with respect to a $25 million senior secured credit facility bearing interest at a rate of LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

2.

Loan Agreement, dated as of January 14, 2015, with respect to a $25 million senior secured credit facility bearing interest at a rate of LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

3.

Loan Agreement, dated as of August 18, 2015, with respect to a $25 million senior secured credit facility bearing interest at a rate of LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

4.

Loan Agreement, dated as of December 22, 2015, with respect to a $15 million senior secured credit facility bearing interest at a rate of LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance over the loan amount of the prior three-month period.

On February 3, 2017, AFCO OP, in its capacity as a wholly owned subsidiary of the Company and the Operating Partnership,  entered into the Rutledge Amendment and the Company and the Operating Partnership each entered into separate guarantees (the “Existing Rutledge Guarantees”) pursuant to which they unconditionally guarantee the obligations of AFCO OP under the Existing Rutledge Loan Agreements. Pursuant to the Rutledge Amendment, among other things, the maturity dates for each of the Existing Rutledge Loan Agreements were extended to January 1, 2022 and the Company and the Operating Partnership were required to execute the Existing Loan Guarantees.

In addition, on February 3, 2017, AFCO OP entered into the Fifth Rutledge Loan Agreement in respect to a senior secured credit facility in the aggregate amount of $30 million, with a maturity date of January 1, 2022 and an interest rate of LIBOR plus 1.3%. The Fifth Rutledge Loan Agreement requires AFCO OP to make quarterly interest payments. Additionally, the Fifth Rutledge Loan Agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount during the prior three-month period. On February 2, 2017 the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. Proceeds from Fifth Rutledge Loan will be used to acquire additional properties and for general corporate purposes.

As of the date of this Annual Report, there is an aggregate amount of $75 million outstanding under Rutledge Loan Agreements.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014:

	For the year ended December 31,
($ in thousands)	2016	2015	2014
Net cash provided by operating activities	$5,041	$7,695	$1,783
Net cash used in investing activities	$(137,396)	$(119,690)	$(126,296)
Net cash provided by financing activities	$156,007	$101,773	$158,231

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

As of December 31, 2016, we had $47.2 million of cash and cash equivalents compared to $23.5 million at December 31, 2015.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $2.7 million, primarily as a result of the following:

•	Receipt of $22.7 million in cash rents for the twelve months ended December 31, 2016, as compared to receiving $16.4 million in cash rents in the same period of 2015;
•	Increase of $0.9 million in employee compensation paid;
•	An increase in cash paid for interest of $4.8 million for the twelve months ended December 31, 2016 as compared to the same period of 2015; and
•	An increase in working capital of $3.3 million.

Cash Flows from Investing Activities

Net cash used for investing activities increased $17.7 million primarily as a result of the following:

•	Completing 24 acquisitions in 2016 for aggregate cash consideration of $131.8 million, as compared to $109.3 million in aggregate cash consideration for 26 acquisitions in 2015;
•

Investment of $5.7 million for real estate improvements during the year ended December 31, 2016, as compared to $7.6 million in 2015 receipt of $0.05 million in principal from note receivable during the year ended December 31, 2016, as compared to $0 million in 2015; and

•	Funding of $2.8 million in notes receivable, which was offset by $0.02 million of net origination fees received for the twelve months ended December 31, 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $54.2 million primarily as a result of the following:

•	Borrowings from mortgage notes payable of $207.4 million during the twelve months ended December 31, 2016, as compared to borrowings of $82.5 million in the twelve months ended December 31, 2015;
•	Debt prepayments of $0 on the First Midwest bank debt during 2016, as compared to $3.1 million in 2015;
•	Other contractual debt payments of $84.8 million made in 2016, compared to $6.1 million in contractual debt payments made during 2015;
•	Proceeds from an equity offering of $33.3 million during 2016, compared to total proceeds of $35.1 million from an equity offering during 2015;
•	Receipt of $11.1 million under the ATM Program as compared to no receipts under the ATM program in the corresponding period ended December 31, 2015
•

Aggregate dividend and distribution payments of $9.5 million to common stockholders and OP unitholders made in 2016, compared to aggregate dividends payments and net distributions to members of $5.9 million during 2015; and

•	Payments of $0.4 million in offering costs made during 2016, as compared to $0.8 million in payments during 2015;
•	Payments of $1.1 million in financing fees made during 2016, as compared to $0.2 million in payments during 2015; and
•	Receipt of $0.3 million of refund related to certain of our mortgage notes payable during 2015

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

As of December 31, 2015, we had $23.5 million of cash and cash equivalents compared to $33.7 million at December 31, 2014.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $5.9 million, primarily as a result of the following:

•	Receipt of $16.4 million in cash rents for the twelve months ended December 31, 2015, as compared to receiving $5.3 million in cash rents in the same period of 2014;
•	Increase of $0.9 million in employee compensation paid;
•	Increase of $0.6 million in property taxes;
•	Additional operating costs of $0.7 million directly related to being a public company for a full year in 2015; and
•	An increase in cash paid for interest of $2.9 million due to an increase in average outstanding indebtedness of approximately $115.5 million, year-to-year.

Cash Flows from Investing Activities

Net cash used for investing activities decreased $6.6 million primarily as a result of the following:

•	Completing 26 acquisitions in 2015 for aggregate cash consideration of $109.3 million, as compared to $126.3 million in aggregate cash consideration for 29 acquisitions in 2014;
•	Investment of $7.6 million for real estate improvements during the year ended December 31, 2015, as compared to $0.05 million in 2014; and
•	Funding of $2.8 million in notes receivable, which was offset by $0.02 million of net origination fees received in 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $56.5 million primarily as a result of the following:

•	Borrowings from mortgage notes payable of $82.5 million during the twelve months ended December 31, 2015, as compared to borrowings of $81.1 million in the twelve months ended December 31, 2014;
•	Debt prepayments of $3.1 million on the First Midwest bank debt during 2015, as compared to $11.3 million in 2014;
•	Other contractual debt payments of $6.1 million made in 2015, compared to $1.0 million in contractual debt payments made during 2014;
•	Proceeds from an equity offering of $35.1 million during 2015, compared to total proceeds of $93.6 million from an initial public offering and subsequent equity offering during 2014;
•

Aggregate dividend and distribution payments of $5.9 million to common stockholders and OP unitholders made in 2015, compared to aggregate dividends payments and net distributions to members of $2.7 million during 2014; and

•	Payments of $0.8 million in offering costs made during 2015, as compared to $2.3 million in payments during 2014;
•	Payments of $0.2 million in financing fees made during 2015, as compared to $0.4 million in payments during 2014;
•	Receipt of $0.3 million of refund related to certain of our mortgage notes payable during 2015; and
•	Repurchase and retirement of $0.02 million of common stock during 2015.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2016:

($ in thousands)	Payments Due by Period
Contractual Obligations	2017	2018-2020	2021-2023	2024 & beyond	Total
Principal Payments of
Long-Term Indebtedness	$81,218	$55,399	$4,485	$168,760	$309,862
Interest Payments on
Fixed-Rate Long-Term Indebtedness	5,623	10,238	5,836	3,902	25,599
Variable-Rate Long-Term Indebtedness	2,864	8,699	8,610	6,843	27,016
Commitment on Mortgage Note Receivable	200	-	-	-	200
Lease Payments	124	200	-	-	324
Capital Commitments	4,648	845	-	-	5,493
Total	$94,677	$75,381	$18,931	$179,505	$368,494

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $2.5 million, $0.3 million and $0.2 million for the years December 31, 2016, 2015 and 2014, respectively.  Real estate related acquisition and due diligence costs for the year ended December 31, 2016 included $2.3 million in interest and loan fees associated with the short-term Bridge Loan and the Forsythe acquisition and as the interest and fees are a non-recurring item they have been excluded from the AFFO calculation. Included in the $2.3 million of interest and loan fees is only a portion of the interest, approximately $2.1 million, or 4% of the Bridge Loan's principal amount, which was considered additional interest paid as discount on issuance. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improves comparability of our results over each reporting period and of our company with other real estate operators.

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

In prior periods, our calculation of AFFO also adjusted FFO to reflect the difference between the pro rata contractual cash revenue for each crop year spread equally over the quarterly periods of ownership (without regard to the date of acquisition within the quarter) and the rent recognized on a straight-line basis in accordance with GAAP. In prior filings with the SEC, we referred to this adjustment as “crop-year revenue adjustment.” For the years ended December 31, 2015 and 2014, the crop-year revenue adjustment was $1.8 million and $0.6 million, respectively.  In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we no longer include the crop-year revenue adjustment in our calculation of AFFO.

The following table sets forth a reconciliation of Net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2016	2015	2014
Net income (loss)	$5,999	$1,689	$(671)
Depreciation and depletion	1,554	893	329
FFO	7,553	2,582	(342)

Stock based compensation	1,224	942	681
Indirect equity offering costs	88	34	—
Real estate related acquisition and due diligence costs	5,061	494	378
Distributions on preferred units	(2,915)	—	—
AFFO	$11,011	$4,052	$717

AFFO per diluted weighted average share data:

AFFO weighted average common shares	19,107	13,060	5,797

Net income (loss) available to common stockholders	$0.09	$0.08	(0.15)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.24	0.05	0.03
Depreciation and depletion	0.08	0.07	0.06
Stock based compensation	0.06	0.07	0.12
Indirect equity offering costs	—	—	—
Real estate related acquisition and due diligence costs	0.26	0.04	0.06
Distributions on preferred units	(0.15)	—	—
AFFO per diluted weighted average share	$0.58	$0.31	0.12

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2016	2015	2014
Basic weighted average shares outstanding	13,204	9,619	4,265
Weighted average OP units on an as if converted basis	5,362	2,763	1,380
Weighted average unvested restricted stock	188	165	152
Weighted average redeemable non-controlling interest	353	513	—
AFFO weighted average common shares	19,107	13,060	5,797

As of December 31, 2016 and 2015 we had 23,043,318 and 16,155,971 shares of common stock and OP units outstanding on a fully diluted basis, respectively.

EBITDA and Adjusted EBITDA

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

The following table sets forth a reconciliation of our net income (loss) to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2016	2015	2014
Net income (loss)	$5,999	$1,689	$(671)
Interest expense	9,959	4,616	1,372
Income tax expense	11	10	—
Depreciation and depletion	1,554	893	329
EBITDA	$17,523	$7,208	$1,030

Stock based compensation	1,224	942	681
Indirect equity offering costs	88	34	—
Real estate related acquisition and due diligence costs	2,789	494	378
Adjusted EBITDA	$21,624	$8,678	$2,089

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

Seasonality

Because the leases for a many of the properties in our portfolio require significant payments in advance of the spring planting season, we receive a significant portion of our cash rental payments in the first calendar quarter of each year, although we recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.

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

At December 31, 2016, $110.8 million, or 36%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.1 million per year. At December 31, 2016, LIBOR was approximately 62 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $0.7 million per year.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-40.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-39 through F-44:

Schedule III—Combined Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 82, 83 and 84 of this report, which is incorporated by reference herein.

Item 16. Form 10-K Summary

The Company has elected to not include a summary.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of September 12, 2016, by and among Farmland Partners Inc. Farmland Partners Operating Partnership, LP, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP, FPI Heartland GP LLC, American Farmland Company and American Farmland Company L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on September 12, 2016)

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
10.27

Real Estate Purchase Agreement by and among James C. Justice Companies, Inc., Ten Mile Bay, LLC and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of November 13, 2014.  (Incorporated by reference to Exhibit 10.26 to the Company’s 2014 Annual Report on form 10-K filed on March 3, 2015)

10.28

Amendment to Real Estate Purchase Agreement by and among James C. Justice Companies, Inc., Ten Mile Bay, LLC and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of December 18, 2014.  (Incorporated by reference to Exhibit 10.27 to the Company’s 2014 Annual Report on form 10-K filed on March 3, 2015)

10.29

Real Estate Purchase Agreement by and among Vendome Farming Corp and FPI Colorado LLC, a wholly owned subsidiary of the Operating Partnership, dated as of September 19, 2014.  (Incorporated by reference to Exhibit 10.28 to the Company’s 2014 Annual Report on form 10-K filed on March 3, 2015)

10.30

First Amendment, dated February 24, 2015, to the Amended and Restated Business Loan Agreement, dated April 16, 2014, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2015)

10.31

Real Estate Purchase Agreement, dated March 23, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and a subsidiary thereto, James C. Justice Companies, Inc., Justice Farms of North Carolina, LLC and Alabama Carbon LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.32

First Amendment to Real Estate Purchase Agreement, dated April 24, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and a subsidiary thereto, James C. Justice Companies, Inc., Justice Farms of North Carolina, LLC, Alabama Carbon LLC and James C. Justice III. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.33†

First Amendment, dated April 16, 2015, to the Consulting Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015)

10.34

Second Amendment, dated June 30, 2015, to the Consulting Agreement dated April 16, 2014, by and between Farmland Partners Inc. and Jesse J. Hough. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2015)

10.35

Contribution Agreement, dated as of November 9, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Illinois I LLC, and FPI Illinois II, LLC and Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 11, 2015)

10.36

Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2016)

10.37

Security Holder’s Agreement, dated as of March 2, 2016, by and among Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC and Farmland Partners Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2016)

10.38

Amendment No. 1 to the Contribution Agreement, dated February 22, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Illinois I LLC, and FPI Illinois II, LLC and Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.39

Term Loan Agreement, dated as of February 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, and MSD FPI Partners, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.40

Guaranty, dated as of February 29, 2016, by Farmland Partners Inc. and Farmland Partners Operating Partnership LP in favor of MSD FPI Partners, LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.41

Third Amendment to the Amended and Restated Business Loan Agreement, dated March 6, 2016,, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.42

Loan Agreement, dated as of March 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, Cottonwood Valley Land LLC, PH Farms LLC and FPI Properties LLC and Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.43

Guaranty, dated as of March 29, 2016, by Farmland Partners Operating Partnership, LP in favor of Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.44

Employment Agreement, dated as of November 15, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Robert L. Cowan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2016)

10.45

Registration Rights Agreement, dated as of February 2, 2017, by and between Farmland Partneres Inc. and each of the holders named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.46

Amended and Restated Sub-Advisory Agreement, by and among American Farmland Company, American Farmland Company L.P., American Farmland Advisor LLC and Prudential Mortgage Capital Company, LLC. (Incorporated by reference to Exhibit 10.7 to American Farmland Company’s Registration Statement on Form S-11 (File No. 333-205260) filed on June 26, 2015)

10.47

Loan Agreement, dated as of December 5, 2013, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.28 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.48

Loan Agreement, dated as of January 14, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.29 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.49

Loan Agreement, dated as of August 18, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.30 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.50

Loan Agreement, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.1 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.51

Amendment to Loan Agreements, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.2 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.52

Second Amendment to Loan Agreements, dated as of February 3, 2017, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.53

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Ruledge Investment Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.54

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.55

Loan Agreement, dated as of February 3, 2017, by and between American Farmland Company L.P and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.56

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.57

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

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

*    Filed herewith

** The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2017	FARMLAND PARTNERS INC.

	By:	/s/ Paul A. Pittman
Paul A. Pittman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman, President and Chief Executive Officer (principal executive officer)	February 23, 2017
Paul A. Pittman

/s/ Luca Fabbri	Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2017
Luca Fabbri

/s/ Jay Bartels	Director	February 23, 2017
Jay Bartels

/s/ D. Dixon Boardman	Director	February 23, 2017
D. Dixon Boardman

/s/ John C. Conrad	Director	February 23, 2017
John C. Conrad

/s/ Chris A. Downey	Director	February 23, 2017
Chris A. Downey

/s/ Thomas S.T. Gimbel	Director	February 23, 2017
Thomas S.T. Gimbel

/s/ Joseph W. Glauber	Director	February 23, 2017
Joseph W. Glauber

/s/ Darell D. Sarff	Director	February 23, 2017
Darell D. Sarff

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2016

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Farmland Partners Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Farmland Partners Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

February 23, 2017

Farmland Partners Inc.

Consolidated Balance Sheets

($ in thousands, except par value)

	December 31,
	2016	2015
ASSETS
Land, at cost	$551,392	$290,828
Grain facilities	6,856	4,830
Groundwater	11,933	6,333
Irrigation improvements	15,988	11,909
Drainage improvements	4,757	1,641
Permanent plantings	1,845	1,168
Other	2,901	913
Construction in progress	1,615	286
Real estate, at cost	597,287	317,908
Less accumulated depreciation	(3,224)	(1,671)
Total real estate, net	594,063	316,237
Deposits	5,721	765
Cash	47,166	23,514
Notes and interest receivable, net	2,843	2,812
Deferred offering costs	216	267
Accounts receivable, net (See Note 1)	4,181	703
Inventory	283	249
Prepaid expenses and other assets	1,056	407
TOTAL ASSETS	$655,529	$344,954

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$308,779	$187,074
Dividends payable	2,938	2,060
Accrued interest	1,538	681
Accrued property taxes	1,225	765
Deferred revenue (See Note 2)	982	4,854
Accrued expenses	4,558	1,292
Total liabilities	320,020	196,726

Commitments and contingencies (See Note 6 and Note 8)

Redeemable non-controlling interest in operating partnership, common units	—	9,694
Redeemable non-controlling interest in operating partnership, preferred units	119,915	—

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 17,351,446 shares issued and outstanding at December 31, 2016, and 11,978,675 shares issued and outstanding at December 31, 2015	172	118
Additional paid in capital	172,100	114,783
Retained earnings	4,103	659
Distributions in excess of earnings	(14,473)	(7,188)
Non-controlling interests in operating partnership	53,692	30,162
Total equity	215,594	138,534
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND EQUITY	$655,529	$344,954

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
OPERATING REVENUES
Rental income	$29,668	$13,548	$3,970
Tenant reimbursements	263	135	248
Other revenue	1,070	73	—
Total operating revenues	31,001	13,756	4,218

OPERATING EXPENSES
Depreciation and depletion	1,554	893	329
Property operating expenses	2,379	1,104	249
Acquisition and due diligence costs	2,521	260	193
General and administrative expenses	7,023	4,192	2,275
Legal and accounting	1,447	1,090	615
Other operating expenses	445	—	—
Total operating expenses	15,369	7,539	3,661
OPERATING INCOME	15,632	6,217	557

OTHER (INCOME) EXPENSE:
Other income	(337)	(98)	(144)
Interest expense	9,959	4,616	1,372
Total other expense	9,622	4,518	1,228

Net income (loss) before income tax expense	6,010	1,699	(671)

Income tax expense	11	10	—

NET INCOME (LOSS)	5,999	1,689	(671)

Net (income) loss attributable to non-controlling interest in operating partnership	(1,761)	(360)	103
Net loss (income) attributable to redeemable non-controlling interest in operating partnership	64	(102)	—

Net income (loss) attributable to the Company	$4,302	$1,227	$(568)

Nonforfeitable distributions allocated to unvested restricted shares	(96)	(80)	(70)
Distributions on redeemable non-controlling interests in operating partnership, common units	(113)	(338)	—
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(2,915)	—	—

Net income (loss) available to common stockholders of Farmland Partners Inc.	$1,178	$809	$(638)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.09	$0.08	(0.15)
Diluted net income (loss) available to common stockholders	$0.09	$0.08	(0.15)
Basic weighted average common shares outstanding	13,204	9,619	4,265
Diluted weighted average common shares outstanding	13,204	9,629	4,265

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands, except par value)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional	Retained			Interest in
			Paid-in	Earnings	Cumulative	Members’	Operating	Total
	Shares	Par Value	Capital	(Deficit)	Dividends	Deficit	Partnership	Equity
Balance at December 31, 2013	1	$—	$1	$—	$—	$(4,724)	$—	$(4,723)

Net loss	—	—	—	(568)	—	—	(103)	(671)
Contributions	—	—	—	—	—	1,178	—	1,178
Distributions	—	—	—	—	—	(16)	(1,072)	(1,088)
Distribution of accounts receivable	—	—	—	—	—	(451)	—	(451)
Exchange of members’ deficit for OP units	—	—	—	—	—	4,013	(4,013)	—
Proceeds from initial public offering, net of offering costs of $1,451 and underwriters discount of $3,724	3,800	38	47,987	—	—	—	—	48,025
Proceeds from underwritten public offering, net of offering costs of $804 and underwriters discount of $2,323	3,717	37	43,304	—	—	—	—	43,341
Grant of unvested restricted stock	214	—	—	—	—	—	—	—
Stock based compensation	—	—	681	—	—	—	—	681
Dividends accrued or paid	—	—	—	—	(2,130)	—	(634)	(2,764)
Redemption of initial shares	(1)	—	(1)	—	—	—	—	(1)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(22,991)	—	—	—	22,991	—
Balance at December 31, 2014	7,731	75	68,981	(568)	(2,130)	—	17,169	83,527

Net income	—	—	—	1,227	—	—	360	1,587
Proceeds from underwritten public offering, net of offering costs of $526 and underwriting discount of $1,848	3,360	34	34,553	—	—	—	—	34,587
Share repurchase and retirement	(2)	—	(21)	—	—	—	—	(21)
Grant of unvested restricted stock	9	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(8)	—	(16)	—	—	—	—	(16)
Stock based compensation	—	—	957	—	—	—	—	957
Dividends accrued or paid	—	—	—	—	(5,058)	—	(1,485)	(6,543)
Issuance of stock as consideration in real estate acquisitions	888	9	9,747	—	—	—	—	9,756
Issuance of OP units as consideration in real estate acquisitions	—	—	—	—	—	—	14,936	14,936
Adjustment to arrive at redemption value of redeemable non-controlling interest in Operating Partnership	—	—	(236)	—	—	—	—	(236)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	818	—	—	—	(818)	—
Balance at December 31, 2015	11,978	118	114,783	659	(7,188)	—	30,162	138,534

Net income	—	—	—	4,302	—	—	1,761	6,063
Proceeds from underwritten public offering, net of offering costs of $450 and underwriting discount of $1,569	3,100	31	32,823	—	—	—	—	32,854
Issuance of stock under the at-the-market offering, net of costs of $144	995	11	10,955	—	—	—	—	10,966
Grant of unvested restricted stock	119	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(5)	—	(3)	—	—	—	—	(3)
Stock based compensation	—	—	1,228	—	—	—	—	1,228
Dividends accrued or paid	—	—	(2,057)	(858)	(7,285)	—	(2,958)	(13,158)
Issuance of OP units as partial consideration for asset acquisition	—	—	—	—	—	—	29,592	29,592
Conversion of OP units to shares of common stock	1,164	12	10,946	—	—	—	(10,958)	—
Conversion of redeemable units to OP units	—	—	—	—	—	—	9,518	9,518
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	3,425	—	—	—	(3,425)	—
Balance at December 31, 2016	17,351	$172	$172,100	$4,103	$(14,473)	$—	$53,692	$215,594

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,999	$1,689	$(671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	1,554	893	329
Amortization of discounts/premiums on debt	236	155	138
Amortization of net origination fees related to notes receivable	(3)	(12)	—
Amortization of below market leases	(72)	(187)	—
Stock based compensation	1,224	942	681
Loss on disposition of assets	—	2	7
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,478)	(77)	(459)
(Increase) decrease in interest receivable	(79)	8	—
Increase in other assets	(306)	(41)	(82)
Increase in inventory	(34)	(249)	—
Increase in accrued interest payable	856	443	160
Increase in accrued expenses	2,598	208	102
(Decrease) increase in deferred revenue	(3,829)	3,446	1,365
Increase in accrued property taxes	375	475	213
Net cash provided by operating activities	5,041	7,695	1,783

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(131,776)	(109,309)	(126,250)
Real estate improvements	(5,670)	(7,574)	(46)
Principal receipts on notes receivable	50	—	—
Issuance of notes receivable	—	(2,830)	—
Origination fees on notes receivable	—	50	—
Payment of direct costs related to note receivable	—	(27)	—
Net cash used in investing activities	(137,396)	(119,690)	(126,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	207,387	82,475	81,100
Repayments on mortgage notes payable	(84,750)	(9,128)	(12,311)
Proceeds from initial public offering	—	—	49,476
Proceeds from underwritten public offering	33,276	35,112	44,145
Proceeds from ATM offering	11,110	—	—
Common stock repurchased	—	(21)	—
Payment of offering costs	(423)	(781)	(2,255)
Payment of debt issuance costs	(1,116)	(239)	(370)
Redemption of common stock	—	—	(1)
Dividends on common stock	(6,600)	(4,428)	(1,642)
Refund of outstanding debt	—	300	—
Contributions from member	—	—	1,178
Distributions to member	—	—	(17)
Distributions to non-controlling interest in operating partnership	(2,877)	(1,517)	(1,072)
Net cash provided by financing activities	156,007	101,773	158,231

NET INCREASE (DECREASE) IN CASH	23,652	(10,222)	33,718
CASH, BEGINNING OF PERIOD	23,514	33,736	18
CASH, END OF PERIOD	$47,166	$23,514	$33,736

Cash paid during period for interest	$8,865	$4,020	$1,071
Cash paid during period for taxes	$—	$10	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of deferred offering costs to equity, offset by deferred costs included in accrued expenses related to offering	$—	$—	$699
Distributions payable, common stock	$2,212	$2,060	$1,123
Distributions payable, common units	$726	$—	$—
Preferred distributions accrued	$2,915	$—	$—
Deferred offering costs amortized through equity in the period	$565	$—	$—
Distribution of accounts receivable to Pittman Hough Farms	$—	$—	$(451)
Seller carry notes	$—	$—	$2,024
Additions to real estate improvements included in accrued expenses	$956	$429	$—
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interest in operating partnership in conjunction with acquisitions	$146,592	$34,388	$—
Below market lease acquisitions	$29	$230	$—
Other assets acquired in business combination	$—	$110	$—
Accounts receivable acquired in acquisitions	$—	$107	$48
Property tax liability assumed in acquisitions	$86	$48	$28
Deferred financing costs included in accrued expenses	$54	$3	$—
Offering costs included in accrued expenses	$90	$—	$—

See accompanying notes.

Farmland Partners Inc.

Notes to Consolidated Financial Statements

Note 1–Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of December 31, 2016, the Company owned a portfolio of approximately 115,489 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2016, the Company owned a 75.1% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A common units of limited partnership interest in the Operating Partnership (“OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred units”)). Unlike holders of our common stock, holders of OP units and Preferred units do not have voting rights or the power to direct our affairs.

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

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary (“TRS”).  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of December 31, 2016, the TRS performs these custom farming operations on 2,605 acres of farmland owned by the Company and located in Nebraska, Illinois and Mississippi.

All references to numbers of acres within this report are unaudited.

AFCO Mergers

On February 2, 2017, the Company completed the previously announced merger with American Farmland Company (“AFCO”) at which time one of the Company’s wholly owned subsidiaries was merged with and into American Farmland Company L.P. (“AFCO OP”) with AFCO OP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and AFCO merged with and into another one of our wholly owned subsidiaries with such wholly owned subsidiary surviving (the “Company Merger” and together with the Partnership Merger, the “AFCO Mergers”).

At the effective time of the Company Merger, each share of common stock of AFCO, par value $0.01 per share (“AFCO Common Stock”), issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by the Company or the Operating Partnership or any wholly owned subsidiary of the Company or the Operating Partnership), was automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of the Company’s common stock (the “Company Merger Consideration”). In addition, in connection with the Company Merger, each outstanding AFCO

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

restricted stock unit that had become fully earned and vested in accordance with its terms was, at the effective time of the Company Merger, converted into the right to receive the Company Merger Consideration. The Company issued 14,763,604 shares of our common stock as consideration in the Company Merger, 17,373 shares of our common stock in respect of fully earned and vested AFCO restricted stock units, and 218,525 OP units in connection with the Partnership Merger at a share price of $11.41 per share on the date of the merger for a total consideration of $171.1 million.

Principles of Combination and Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s financial condition as of December 31, 2016 and 2015, and the results of operations for the years ended December 31, 2016 and 2015, reflect the financial condition and results of operations of the Company. Due to the timing of the IPO and the formation transactions, the results of operations for the year ended December 31, 2014 reflect the results of operations of FP Land (our predecessor) combined with the Company for the period prior to April 16, 2014, and the Company’s consolidated results for the period from April 16, 2014 through December 31, 2014.

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

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When the Company acquires farmland that was previously operated as a rental property, the Company evaluates whether a lease is in place or a crop is being produced at the time of closing of the acquisition. If a lease is in place or a crop is being produced, the Company accounts for the transaction as a business combination and charges the costs associated with the acquisition to acquisition and due diligence costs on the Consolidated Statement of Operations, as incurred. Otherwise, acquisitions with no lease in place or crops being produced at the time of acquisition are accounted for as an asset acquisitions with the transaction costs incurred capitalized to the assets acquired. When the Company acquires farmland in a sale-lease back transaction, the Company accounts for the transaction as an asset acquisition.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

no value is allocated to the groundwater.  The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was assumed.

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of December 31, 2016, the aggregate gross amount of below market leases was $258,347 with amortization for 2016 and the total accumulated amortization amounting to $71,835 and $258,347, respectively. As of December 31, 2015, the aggregate gross amount of below market leases was $229,597 with amortization for 2015 and the total accumulated amortization amounting to $186,512. As of December 31, 2016, all below market leases had been fully amortized. There were no below market leases or related amortization recorded during the year ended December 31, 2014, and no above market leases in the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016 and 2015, the Company did not have any in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Cash

The Company’s cash at December 31, 2016 and 2015 was held in the custody of one and two financial institutions, respectively, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company or its predecessor in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the year ended December 31, 2016, $1,185,747 in costs were incurred in connection with the Bridge Loan, Term Loans 1-4, Farm Credit Mortgage Note, Prudential Note (as defined in “Note 7—Mortgage Notes and Bonds Payable”). During the year ended December 31, 2015, $241,211 in costs were incurred in conjunction with the issuance of five bonds under the Farmer Mac Facility.  During the year ended December 31, 2014, $135,340 and $234,188 in costs were capitalized in conjunction with the modification of the First Midwest Bank debt on April 16, 2014 and the issuance of five bonds under the Farmer Mac Facility, respectively. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $356,606, $212,834, and $138,369 for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company wrote off $6,209, $12,300 and $26,929 of debt issuance costs to interest expense in conjunction with the early repayment of debt during the year ended December 31, 2016, 2015 and

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

2014, respectively.  Accumulated amortization of deferred financing fees was $673,089 and $310,274 as of December 31, 2016 and 2015, respectively.

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

       Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each statement of financial position date. As of December 31, 2016, the Company had issued two notes under the FPI Loan Program and have designated each of the notes receivable as held-to-maturity based on the Company’s positive intent and ability to hold the security until maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our consolidated statements of operations. See “Note 6—Notes Receivable.”

Allowance for Notes and Interest Receivable

      A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of December 31, 2016, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest. There were no notes receivable that were past due at December 31, 2016.

Deferred Offering Costs

       Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of the offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs. The Company incurred $594,680 and $792,942 in offering costs during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had $216,027 and $267,253, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or actual offerings of securities.

Accounts Receivable

      Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $378,186 and $78,186 as of December 31, 2016 and 2015, respectively, which are recorded as a reduction to rental revenue on the Consolidated Statement of Operations.

Inventory

The costs of growing crop are accumulated until the time of harvest at the lower of cost or market value and are

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

included in inventory in our consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year. Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

Inventory consisted of the following:

	December 31,
($ in thousands)	2016	2015
Harvested crop	$283	$243
Growing crop	—	—
Fertilizer and pesticides	—	6
	$283	$249

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a straight-line basis over the lease term, including renewal options in the case of bargain renewal options. Deferred revenue includes the cumulative difference between the rental revenue recorded on a straight-line basis and the cash rent received from tenants in accordance with the lease terms. Acquired below market leases are included in deferred revenue on the accompanying consolidated balance sheets, which are amortized into rental income over the life of the respective leases, plus the terms of the below market renewal options, if any.

Leases in place as of December 31, 2016 had terms ranging from one to ten years.  As of December 31, 2016, the Company had three leases with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds or a percentage of harvested crops. As of December 31, 2016, a majority of such leases provided for a rent payment determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the harvested crop or a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain facility that grain has been delivered in the Company’s name, a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain facility and title has transferred. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

      The Company recognizes interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in operating revenues as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company recorded income tax expense totaling $11,199 for the year ended December 31, 2016, with $9,951 in income tax expense for the year ended December 31, 2015 and no income tax expense for the year ended December 31, 2014.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $0.03 million in taxable income from the TRS for the year ended December 31, 2016, and at December 31, 2016, the Company did not have any deferred tax assets or liabilities. There was no taxable income from the TRS for the year ended December 31, 2015, and at December 31, 2015, the Company did not have any deferred tax assets or liabilities.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At December 31, 2016, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2015 and 2014 open tax years.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Derivatives and Hedge Accounting

      The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements. All contracts entered into during the year ended December 31, 2016 and 2015 met the criteria to be exempt from derivative accounting and have been designated as normal purchase and sales exceptions for hedge accounting.

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

Non-controlling Interests

The Company’s non-controlling interests are interests in the Operating Partnership not owned by the Company. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are contingently redeemable solely for cash (unless stockholder approval is obtained to redeem for shares of common stock) one year after issuance or deemed probable to eventually become redeemable and which have redemption features outside of its control, as redeemable non-controlling interests in the mezzanine section of the consolidated balance sheets. The amounts reported for non-controlling interests on the Company’s consolidated statements of operations represent the portion of income or losses not attributable to the Company.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Stock Based Compensation

      From time to time, the Company may award non-vested shares under the Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations.  As a result of changes in the fair value of the unvested shares, the Company recorded increases in stock based compensation of $2,990, $12,596 and $40,723 for the years ended December 31, 2016, 2015 and 2014, respectively.

New or Revised Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. While the Company is still completing its assessment of the impact of this guidance, it does not believe that it will have a material impact on the financial statements as the majority of the Company’s contracts with customers relate to leases that fall within the scope of ASC 842. Other contract types undergoing evaluation are considered ancillary to the Company’s operations and financial statements. The amendments in this ASU are effective for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted, but no earlier than the original effective date for public companies. Entities can transition to the standard either retrospectively for each reporting period presented at the time of adoption or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet determined which method of adoption will be used.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 does not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether (a) limited partnerships and similar entities should be consolidated, (b) fees paid to decision makers or service providers are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. On January 1, 2016, the Company adopted ASU 2015-02.  The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

revised guidance, the Operating Partnership will be a variable interest entity of the Company. As the Operating Partnership is already consolidated in the balance sheets of the Company, the identification of this entity as a variable interest entity has no impact on the combined consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, but early adoption is permitted. The Company elected to early adopt the provisions of ASU 2015-03. The Company had unamortized deferred financing fees of $1,193,052 and $380,970 as of December 31, 2016 and December 31, 2015, respectively. These costs have been classified as a reduction of mortgage notes and bonds payable, net. All periods presented have been retroactively adjusted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  While the Company is still completing its assessment of the impact of this guidance, the following is anticipated to reflect the primary effects of this guidance on the accounting and reporting: (i) for leases in which the Company is the lessee, the Company does not expect the guidance to have a material impact as there is only one operating lease for office space in which the Company is the lessee and that lease is not significant to the consolidated financial statements; (ii) for leases in which the Company is the lessor, the Company does not expect there to be a material impact as the majority of the Company’s leases do not contain a non-lease component. While the Company is expecting there to be other ancillary impacts for leases in which the Company is the lessor, they are not expected to be material to the consolidated financial statements.  Lastly, under the new guidance, there are certain circumstances in which buyer-lessors in sale and leaseback transactions could potentially result in recording the transaction as a financial receivable if such transaction fails sale and leaseback criteria, which the Company is still evaluating. The standard is effective on January 1,

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

2019, with modified retrospective restatement for each reporting period presented at the time of adoption. Early adoption is permitted. The Company has not yet determined whether this guidance will be early adopted.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice across all industries.  The amendments in this update provide guidance on the following eight specific cash flow issues: 1) Debt Prepayment or Debt Extinguishment Costs; 2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3) Contingent Consideration Payments Made after a Business Combination; 4) Proceeds from the Settlement of Insurance Claims; 5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6) Distributions Received from Equity Method Investees; 7) Beneficial Interests in Securitization Transactions; and 8) Separately Identifiable Cash Flows and Application of the Predominance Principle.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the requirements of ASU 2016-15 and has not yet determined its impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the definition of a business, (“ASU 2017-01”).  ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company has determined that with the adoption of this guidance some acquisitions that were deemed business combinations will be deemed asset acquisitions and costs associated with these asset acquisitions will be capitalized to the acquisition at the time of the Company completing the acquisition accounting. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company’s initial evaluation indicates that we expect the vast majority of our acquisitions to be deemed asset acquisitions under the new guidance.

Note 2—Revenue Recognition

For the majority of its leases, the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remaining 50% of the lease payment due in the second half of the year.  As such, the rental income received is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned. As of December 31, 2016 and 2015, the Company had $981,669, and $4,853,837, respectively, in deferred revenue. Unamortized below market leases as of December 31, 2016 and 2015, respectively, were $0 and $43,085 and are included in deferred revenue.

The following represents a summary of the rental income recognized during the three years ended December 31, 2016:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2016	2015	2014
Leases in effect at the beginning of the year	$2,609	$7,258	$2,634
Leases entered into or amended during the year	27,059	6,290	1,336
	$29,668	$13,548	$3,970

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments from tenants under all non-cancelable leases in place as of December 31, 2016, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for each of the next five years as of December 31, 2016 are as follows:

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2017	$12,311
2018	8,868
2019	3,937
2020	1,334
2021	719
2022 and beyond	2,498
$29,667

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2016, 2015 and 2014, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.  The following is a summary of our significant tenants:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2016		2015		2014
Tenant A(1)	$11,988	40.4%	$3,509	25.9%	$—	—%

(1)

The Company entered into two separate sale and partial leaseback transactions with Tenant A and affiliates in December 2014 and June 2015. The leases were due to expire on December 31, 2016, December 31, 2017 and December 31, 2019. Tenant A and the Company agreed to terminate the leases effective as of December 31, 2016. As part of the termination settlement, Tenant A agreed to pay an additional rent amount related to 2016 of $2.8 million. In addition, the Company fully recognized as 2016 revenue certain rent payments, totaling $3.7 million, made by Tenant A in June 2015, that the Company had not yet recognized under its revenue recognition policy.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2016, 2015 and 2014 and straight line rental income recorded by the Company for the years then ended by location of the farm:

	Approximate % of Total Acres			Rental Income
	As of December 31,			For the year ended December 31,
Location of Farm	2016	2015	2014	2016	2015	2014
Arkansas	10.0%	14.0%	17.4%	4.5%	10.1%	4.5%
Colorado	18.8%	27.3%	38.9%	9.3%	18.7%	26.8%
Florida	2.1%	—%	—%	0.6%	—%	—%
Georgia	2.9%	1.8%	—%	1.8%	0.3%	—%
Illinois	24.8%	8.1%	12.4%	25.4%	16.9%	56.6%
Kansas	1.6%	2.2%	1.4%	0.4%	0.2%	—%
Louisiana	8.1%	2.7%	4.2%	1.4%	4.9%	4.1%
Michigan	0.4%	0.2%	—%	0.4%	1.5%	—%
Mississippi	4.3%	5.8%	4.2%	2.2%	6.0%	0.6%
North Carolina	9.6%	14.9%	—%	39.1%	16.2%	—%
Nebraska	5.1%	7.9%	6.8%	5.2%	10.1%	7.4%
South Carolina	8.9%	13.4%	14.7%	8.3%	15.1%	—%
Texas	2.3%	—%	—%	1.4%	—%	—%
Virginia	1.1%	1.7%	—%	—%	—%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

See “Note 5—Real Estate” for related party acquisition of the Illinois farm on June 30, 2015.

Effective as of December 31, 2015, Mr. Pittman neither owns any direct or indirect interest in, nor has control of, Astoria Farms and Hough Farms. As of December 31, 2016 and 2015, 6% and 11%, respectively, of the acres in the Company’s farm portfolio were rented to and operated by Astoria Farms or Hough Farms, both of which were related parties until December 31, 2015. Astoria Farms is a partnership in which Pittman Hough Farms LLC (“Pittman Hough Farms”), which was previously 75% owned by Mr. Pittman, had a 33.34% interest. The balance of Astoria Farms was held by limited partnerships in which Mr. Pittman was previously the general partner. Hough Farms is a partnership in which Pittman Hough Farms previously had a 25% interest. The aggregate rent recognized by the Company for these entities for the years ended December 31, 2016, 2015 and 2014 was $2,464,905, $2,720,757 and $2,474,839, respectively. As of December 31, 2016 and 2015, the Company did not have any accounts receivable from these entities.

For the years ended December 31, 2016, 2015 and 2014, Pittman Hough Farms incurred $0, $0 and $219,597, respectively, in professional fees on behalf of the Company.  These fees were reimbursed by the Company.  As of December 31, 2016 and 2015, the Company had no outstanding payables to Pittman Hough Farms.

Effective as of December 31, 2015, Mr. Pittman does not own any interest in American Agriculture.American Agriculture Corporation (‘‘American Agriculture’’) is a Colorado corporation that was 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company. On April 16, 2014, the Company entered into a shared services agreement with American Agriculture pursuant to which the Company paid American Agriculture an annual fee of $175,000 in equal quarterly installments in exchange for administrative and accounting services. The agreement was terminated effective December 31, 2014, by mutual agreement of both parties. The Company incurred $123,958 in fees related to the shared services agreement during the year ended December 31, 2014, which are included in general and administrative expenses in the consolidated statements of operations.

The Company reimbursed American Agriculture $0 and $21,259, respectively, for general and administrative expenses during the year ended December 31, 2016 and 2015, which are included in general and administrative expenses in the consolidated statements of operations. As of December 31, 2016 the Company had outstanding receivables from

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

American Agriculture of $48,728, while at December 31, 2015, the Company had outstanding receivable to American Agriculture of $5,574, included in accrued expenses in the consolidated balance sheets.

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  During the years ended December 31, 2016 and 2015, the Company incurred costs of $169,708 and $103,090, respectively, from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Real Estate

As of December 31, 2016, the Company owned approximately 115,489 acres, as well as eight grain storage facilities.

During year ended December 31, 2016, the Company acquired the following farms:

($ in thousands)		Total
	Date	Approximate	Purchase	Acquisition
State	Acquired	Acres	Price	Costs	Type of Acquisition
Georgia	1/12/2016	608	$1,202	$2	Asset Acquisition
Michigan	1/21/2016	265	1,630	—	Business Combination
Texas	1/27/2016	2,056	6,117	1	Asset Acquisition
Illinois	2/26/2016	40	371	—	Asset Acquisition
Illinois(1)	3/2/2016	22,129	197,145	1,321	Asset Acquisition
Georgia	3/11/2016	208	624	3	Asset Acquisition
Illinois	3/24/2016	80	667	—	Asset Acquisition
Louisiana	3/31/2016	7,400	31,764	14	Asset Acquisition
Mississippi	4/4/2016	624	2,307	—	Business Combination
Georgia	4/6/2016	213	577	2	Asset Acquisition
Georgia	4/6/2016	274	958	3	Asset Acquisition
South Carolina	5/12/2016	330	1,528	3	Asset Acquisition
Texas	5/17/2016	640	1,800	—	Business Combination
Illinois	6/27/2016	77	697	—	Business Combination
Colorado	6/29/2016	1,261	1,760	—	Business Combination
Illinois	6/30/2016	203	1,905	—	Asset Acquisition
Georgia	7/20/2016	266	862	—	Business Combination
Colorado	7/27/2016	142	5,524	24	Asset Acquisition
Kansas	7/27/2016	158	325	—	Asset Acquisition
Florida	8/31/2016	2,426	9,497	21	Asset Acquisition
Georgia	9/16/2016	445	1,402	—	Asset Acquisition
Illinois	9/29/2016	7	120	—	Asset Acquisition
Illinois	11/2/2016	95	563	—	Asset Acquisition
Arkansas(2)	12/21/2016	1,122	4,066	32	Asset Acquisition
		41,069	$273,411	$1,426

(1)

This acquisition closed on March 2, 2016. The purchase price of the property was comprised of (a) $50.0 million in cash, (b) an aggregate of 2,608,695 OP units at $11.50 per OP unit and (c)  117,000 Preferred units. See “Note 9 – Stockholders’ Equity and Non-controlling Interests.”

(2)	This acquisition closed on December 21, 2016. The purchase price of the property was comprised of (a) $3.3 million in cash and (b) an aggregate of 69,961 OP units at $10.95 per OP unit.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2015, the Company acquired the following farms:

($ in thousands)		Total
	Date	Approximate	Purchase	Acquisition
State	Acquired	Acres	Price	Costs	Type of Acquisition
Mississippi	1/14/2015	850	$3,512	$6	Asset acquisition
Colorado	2/18/2015	997	2,080	1	Business combination
Nebraska	2/24/2015	73	606	1	Asset acquisition
Nebraska	2/24/2015	123	861	2	Asset acquisition
Colorado(1)	3/13/2015	315	2,026	—	Asset acquisition
South Carolina	3/13/2015	502	2,303	4	Asset acquisition
Nebraska(2)	4/10/2015	1,117	9,022	20	Business combination
Nebraska(3)	4/10/2015	1,160	8,981	20	Business combination
Colorado	4/10/2015	160	950	—	Business combination
Colorado	4/17/2015	322	2,000	—	Asset acquisition
Arkansas	4/30/2015	934	3,025	12	Business combination
Mississippi	5/14/2015	359	1,469	2	Asset acquisition
Illinois	5/29/2015	110	762	2	Asset acquisition
North Carolina, South Carolina, & Virginia(4)	6/2/2015	14,935	80,914	199	Asset acquisition
Illinois(5)	6/30/2015	58	690	2	Business combination
Arkansas	7/2/2015	1,383	6,168	21	Asset acquisition
Mississippi	7/10/2015	1,130	5,576	22	Asset acquisition
Michigan	9/15/2015	181	2,557	14	Asset acquisition
Nebraska	10/1/2015	160	1,288	2	Business combination
Georgia	10/9/2015	1,069	3,676	5	Business combination
Kansas & Colorado	12/4/2015	1,217	1,915	—	Asset acquisition
Illinois	12/15/2015	78	815	3	Asset acquisition
Georgia	12/17/2015	116	528	2	Asset acquisition
Georgia	12/17/2015	182	661	2	Asset acquisition
Nebraska	12/15/2015	80	733	6	Asset acquisition
Colorado	12/30/2015	171	236	1	Asset acquisition
		27,782	$143,354	$349

(1)	On March 13, 2015, the Company issued 63,581 shares of common stock (with a fair value of $712,743 as of the date of closing) as partial consideration for this farm acquisition.
(2)	On April 10, 2015, the Company issued 118,634 OP units (with a fair value of $1,372,595 as of the date of closing) as partial consideration for the acquisition of these Nebraska farms.
(3)	On April 10, 2015, the Company issued 119,953 OP units (with a fair value of $1,387,856 as of the date of closing) as partial consideration for the acquisition of these Nebraska farms.
(4)

On June 2, 2015, the Company issued 824,398 shares of common stock and 1,993,709 OP units, of which 883,724 are redeemable for cash, or at the Company’s option shares of common stock on a one for one basis up to a maximum of 1,109,985 shares (with an aggregate fair value of $30,914,634, as of the date of closing) as partial consideration for the acquisition of these farms.  See “Note 9—Stockholders Equity and Non-controlling Interests”.

(5)	On June 30, 2015, the Company acquired this property from Mr. Pittman. In connection with the acquisition, the Company assumed a two year lease with Astoria Farms with annual rents of $18,749.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The preliminary allocation of purchase price for the farms acquired during the year ended December 31, 2016 is as follows:

($ in thousands)	Land	Groundwater		Irrigation Improvements	Permanent Plantings & Other	Timber	Accounts Receivable	Below Market Leases	Accrued Property Taxes	Total
Georgia	$795	$—		$65	$—	$342	$—	$—	$—	$1,202
Michigan	779	—		88	763	—	—	—	—	1,630
Texas	4,188	1,434		495	—	—	—	—	—	6,117
Illinois	371	—		—	—	—	—	—	—	371
Illinois	195,590	—		1,277	357	—	—	—	(79)	197,145
Georgia	482	—		142	—	—	—	—	—	624
Illinois	667	—		—	—	—	—	—	—	667
Louisiana	30,584	—		557	623	—	—	—	—	31,764
Mississippi	2,321	—		15	—	—	—	(29)	—	2,307
Georgia	469	—		108	—	—	—	—	—	577
Georgia	756	—		202	—	—	—	—	—	958
South Carolina	1,303	—		225	—	—	—	—	—	1,528
Texas	925	634		241	—	—	—	—	—	1,800
Illinois	667	—		30	—	—	—	—	—	697
Colorado	1,760	—		—	—	—	—	—	—	1,760
Illinois	1,905	—		—	—	—	—	—	—	1,905
Georgia	718	—		144	—	—	—	—	—	862
Colorado	792	3,491	(1)	22	1,219	—	—	—	—	5,524
Kansas	235	41		49	—	—	—	—	—	325
Florida	9,295	—		—	202	—	—	—	—	9,497
Georgia	1,330	—		72	—	—	—	—	—	1,402
Illinois	34	—		—	86	—	—	—	—	120
Illinois	563	—		—	—	—	—	—	—	563
Arkansas	4,035	—		37	—	—	—	—	(6)	4,066
	$260,564	$5,600		$3,769	$3,250	$342	$-	$(29)	$(85)	$273,411

(1)	Within groundwater, the Company acquired $3.5 million in water rights and shares in water districts. The Company determined these assets to be non-depreciable.

The allocation of the purchase price for the farms acquired (that were deemed business combinations) during the year ended December 31, 2016 is preliminary and may change during the measurement period, which may be up to one year from the acquisition date, if the Company obtains new information regarding the assets acquired or liabilities assumed at the acquisition date.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The allocation of purchase price for the farms acquired during the year ended December 31, 2015 are as follows:

($ in thousands)	Land	Groundwater	Irrigation Improvements	Permanent Plantings & Other	Timber	Accounts Receivable	Below Market Leases	Accrued Property Taxes	Total
Mississippi	$3,471	$—	$41	$—	$—	$—	$—	$—	$3,512
Colorado	1,995	—	80	5	—	—	—	—	2,080
Nebraska	607	—	—	—	—	—	—	(1)	606
Nebraska	862	—	—	—	—	—	—	(1)	861
Colorado	1,365	626	37	—	—	—	—	(2)	2,026
South Carolina	1,959	—	276	68	—	—	—	—	2,303
Nebraska	8,757	—	339	—	—	37	(89)	(22)	9,022
Nebraska	8,872	—	236	—	—	30	(141)	(16)	8,981
Colorado	809	107	34	—	—	—	—	—	950
Colorado	1,301	595	104	—	—	—	—	—	2,000
Arkansas	2,808	—	184	—	—	30	—	3	3,025
Mississippi	1,437	—	33	—	—	—	—	(1)	1,469
Illinois	762	—	—	—	—	—	—	—	762
(5)	80,681	—	96	94	54	—	—	(11)	80,914
Illinois	681	—	—	—	—	9	—	—	690
Arkansas	5,924	—	244	—	—	—	—	—	6,168
Mississippi	5,338	—	77	161	—	—	—	—	5,576
Michigan	904	—	286	1,367	—	—	—	—	2,557
Nebraska	1,232	—	56	—	—	—	—	—	1,288
Georgia	3,306	—	368	—	—	—	—	2	3,676
Kansas & Colorado	1,915	—	—	—	—	—	—	—	1,915
Illinois	815	—	—	—	—	—	—	—	815
Georgia	475	—	53	—	—	—	—	—	528
Georgia	555	—	106	—	—	—	—	—	661
Nebraska	711	—	22	—	—	—	—	—	733
Colorado	236	—	—	—	—	—	—	—	236
	$137,778	$1,328	$2,672	$1,695	$54	$106	$(230)	$(49)	$143,354

During the year ended December 31, 2016, the Company accounted for the acquisitions of the farms acquired on February 18, April 10, April 30, October 1 and October 9 as a business combination.  However, as historical results for the farms were not available the Company has not included unaudited pro forma financial information reflecting the pro forma results as if the farm had been acquired on January 1, 2015.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The unaudited pro forma information is presented below as if the real estate acquired in business combinations during the year ended December 31, 2015 had been acquired on January 1, 2014.  The following table does not include pro forma financial information for the farms acquired on February 18, April 10, April 30 and October 1, as historical results for the farms were not available. The unaudited pro forma financial information is presented below as if the farms acquired on June 12 and September 24 during the year ended December 31, 2014 had been acquired on January 1, 2013.

	For the year ended
	December 31,
($ in thousands)	2015	2014
Pro forma
Total operating revenues	$13,917	$6,060
Net income (loss)	$1,856	$997

Earnings per share basic and diluted
Income (loss) per basic share attributable to common stockholders	$0.10	$0.18
Income (loss) per diluted share attributable to common stockholders	$0.10	$0.18
Weighted-average number of common shares - basic	9,619	4,265
Weighted-average number of common shares - diluted	9,629	4,386

Following the completion of the AFCO Mergers, properties in each of the locations listed in the table below became part of the Company’s portfolio.

State	Total Approximate Acres
Arkansas	1,445
California	430
California	478
California	786
California	854
California	1,247
California	265
California	623
California	244
California	91
California	610
California	239
California	243
California	185
Florida	2,694
Florida	625
Florida	1,637
Georgia / Alabama	1,840
Illinois	1,652
Illinois	434
Illinois	1,195
17,817

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company's business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. These loans are collateralized by farm real estate and are typically in principal amounts of $500,000 or more at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the applicable loan agreements based on farming operations and access to other forms of capital, as permitted.  Notes receivable are stated at their unpaid principal balance, and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

As of December 31, 2016 and 2015, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of
Loan	Payment Terms	December 31, 2016	December 31, 2015	Maturity
Mortgage Note(1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017(4)
Mortgage Note	Year 1 interest paid at note issuance, with remaining principal & interest due at maturity	980	980	10/30/2017
Term Note(2)	Principal & interest due at maturity	-	50	2/2/2016
Total outstanding principal		2,780	2,830
Points paid, net of direct issuance costs		(4)	(10)
Interest receivable (net prepaid interest)(3)		67	(8)
Total notes and interest receivable		$2,843	$2,812

(1)

In January 2016 the maturity date of the note was extended from January 15, 2016 to January 15, 2017 with the year 1 interest received at the time of the extension and principal and remaining interest due at maturity.  The company has a commitment to fund an additional $200,000 under this mortgage, subject to meeting certain requirements by the borrower.

(2)The note, including all outstanding interest, was paid in full in January 2016.

(3)Includes prepaid interest of $0, net of $67,600 of accrued interest receivable at December 31, 2016 and prepaid interest of $60,025, net of $52,244 of accrued interest receivable at December 31, 2015.

(4)The Company is in the process of negotiating an extension on this note.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of December 31, 2016 and 2015 the fair value of the notes receivable was $2,780,000 and $2,842,145, respectively.

Note 7—Mortgage Notes and Bonds Payable

As of December 31, 2016 and 2015, the Company had the following indebtedness outstanding:

			Annual Interest				Book Value of
			Rate as of	Principal Outstanding as of			Collateral
($ in thousands)			December 31,	December 31,			as of December 31,
Loan	Payment Terms	Interest Rate Terms	2016	2016	2015	Maturity	2016	2015
First Midwest Bank A(1)	Annual principal / quarterly interest	Greater of LIBOR + 2.59% or 2.80%	—	$—	$650	June 2016	$—	$1,143
First Midwest Bank B(1)	Annual principal / quarterly interest	Greater of LIBOR + 2.59% or 2.80%	—	—	26,000	June 2016	—	23,999
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	20,700	20,700	September 2017	30,375	31,785
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460	5,460	October 2017	9,573	9,002
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680	10,680	November 2017	11,192	10,688
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400	13,400	December 2017	23,528	23,548
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860	30,860	December 2017	56,296	52,723
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915	14,915	April 2025	21,096	20,088
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,277	18,180
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,805	80,811
Farmer Mac Bond #8B	(2)	LIBOR + 1.80%	—	—	5,100	May 2016	—	—
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,738	9,810
MetLife Term Loan #1(3)	Semi-annual interest only	Greater of LIBOR + 1.75% or 2% adjusted every 3 years	2.75%	90,000	—	March 2026	197,764	—
MetLife Term Loan #2(3)	Semi-annual interest only	2.66% adjusted every 3 years	2.66%	16,000	—	March 2026	31,745	—
MetLife Term Loan #3(3)	Semi-annual interest only	2.66% adjusted every 3 years	2.66%	21,000	—	March 2026	26,218	—
MetLife Term Loan #4	Semi-annual interest only	Greater of LIBOR + 1.75% or 2% adjusted every 3 years	2.75%	15,685	—	June 2026	30,629	—
Farm Credit of Central Florida	(4)	LIBOR + 2.6875% adjusted every month	3.31%	5,102	—	September 2023	9,495	—
Prudential	(5)	3.20%	3.20%	6,600	—	July 2019	11,526	—
Total outstanding principal				309,862	187,225		$566,257	$281,777
Debt issuance costs				(1,193)	(381)
Unamortized premium				110	230
Total mortgage notes and bonds payable, net				$308,779	$187,074

(1)	Loan was fully paid on April 14, 2016
(2)

Bond is an amortizing loan with monthly principal payments that commenced on October 2, 2015 and monthly interest payments that commenced on July 2, 2015 with all remaining principal and outstanding interest due at maturity.

(3)	Proceeds from MetLife Term Loans 1, 2, and 3 were used to repay all amounts outstanding under the Bridge Loan, as further described below.
(4)

Loan is an amortizing loan with quarterly interest payments that commenced on January 1, 2017 and quarterly principal payments that commence on October 1, 2018, with all remaining principal and outstanding interest due at maturity.

(5)	Loan is an amortizing loan with semi-annual principal and interest payments that commence on July 1, 2017, with all remaining principal and outstanding interest due at maturity.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2016 and December 31, 2015, the Operating Partnership had approximately $155.5 million and approximately $160.6 million outstanding, respectively, under the Farmer Mac Facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%;  a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth of $96,268,417. The Company was in compliance with all applicable covenants at December 31, 2016.

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

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

completed on March 2, 2016.  During the year ended December 31, 2016, the Company accrued and paid debt issuance costs on the Bridge Loan totaling $173,907 and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan's principal amount was considered additional interest paid as discount on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

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

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Second MetLife Loan Agreement”) with Metropolitan Life Insurance Company (“Metlife”) which provides for a loan of approximately $15.7 million to the Company with a maturity date of June 29, 2026 (“Term Loan 4”). Interest on Term Loan 4 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year to an interest equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. Term Loan 4 initially bears interest at a rate of 2.39% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.60% per annum. Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

Interest on Term Loan 1 is payable in cash semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 bore interest at a rate of 2.40% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.60% per annum. Subject to certain conditions, the Company may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, the Company may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guarantie(s) also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants at December 31, 2016.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of December 31, 2016 approximately $5.1 million had been drawn down under this facility.  Interest on Farm Credit Mortgage Note is payable in cash quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875% provided that the interest rate shall be subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from Farm Credit Mortgage Note are to be used for the acquisition and development of additional land.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

Prudential  Loans

On December 21, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement with The Prudential Insurance Company of America (“Prudential”) which provides for a loan of approximately $6.6 million to the Company with a maturity date of July 1, 2019 (the “Prudential Note”).  Interest on the Prudential Note is payable in cash semi-annually and accrues at a fixed rate of 3.20% per annum. Proceeds from Prudential Note were used for the acquisition of additional land.

The Prudential Loan requires the Compay to maintain a loan to value no greater than 60%.  The covenant commences from the anniversary of the loan, being December 21, 2017.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Aggregate Maturities

As of December 31, 2016, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2017	$81,218
2018	306
2019	6,518
2020	48,575
2021	275
Thereafter	172,970
$309,862

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2016 and 2015, the fair value of the mortgage notes payable was $300,105,547 and $185,171,599, respectively. During 2017, $81.2 million of our borrowings will mature. The Company anticipates refinancing the debt due to mature in 2017 with the same or similar financial institutions and we are currently in discussions with an existing lender to do so. However, we can provide no assurances that we will be able to refinance the debt on similar terms or at all and thus alternative sources of capital may be necessary. To date, no such capital sources have been identified.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

In April 2015, the Company entered into a lease agreement for office space.  The lease expires July 31, 2019.  The lease commenced June 1, 2015 and had an initial monthly payment of $10,032 which increased to $10,200 in June 2016 with annual increases thereafter.  As of December 31, 2016, future minimum lease payments are as follows:

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2017	$124
2018	126
2019	74
$324

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

On August 31, 2016, the Company entered into a lease agreement in which the Company agreed to convert the Ironwood Farm from its current condition to the maximum number of acres of center-pivot irrigated farmland.  As of December 31, 2016, future capital commitments associated with the conversion are as follows:

($ in thousands)	Future Capital
Year Ending December 31,	Commitments
2017	$4,648
2018	845
$5,493

As of December 31, 2016 the Company had the following properties under contract (other than the AFCO properties).  The two Illinois farms and the South Carolina farm acquisitions closed on January 13, 2017, February 14, 2017 and February 21, 2017, respectively.

	Total
($ in thousands)	Approximate
State	Acres	Purchase Price
Illinois(1)	321	$3,360
Illinois	8,452	54,263
South Carolina	144	529
	8,917	$58,152

(1)	The consideration consisted entirely of OP units.

See “Note 11—Subsequent Events” for properties put under contract subsequent to December 31, 2016.

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

On March 24, 2014, the Company amended and restated its articles of incorporation to authorize the issuance of up to 500.0 million shares of common stock.  Upon completion of the IPO, on April 16, 2014, the Company had 500.0 million shares of common stock authorized, 3.8 million shares of common stock issued and outstanding, including 0.2 million unvested restricted shares of common stock.

On April 16, 2014, the Company completed the IPO and the FP Land Merger. The IPO resulted in the sale of 3.8 million shares of common stock at a price per share of $14.00 and generated gross proceeds of $53.2 million. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were approximately $48.0 million. The Company contributed the net proceeds from the IPO to the Operating Partnership in exchange for OP units. The Operating Partnership used the net proceeds from the IPO as follows: (i) approximately $12.0 million to repay outstanding indebtedness, of which $0.8 million had been advanced by Pittman Hough Farms and was reimbursed to Pittman Hough Farms with a portion of the net proceeds from the IPO; and (ii) approximately $0.1 million (exclusive of the $0.8 million that was reimbursed for amounts advanced by Pittman Hough Farms to repay certain indebtedness) to reimburse Pittman Hough Farms for amounts advanced or incurred in connection with the IPO and related formation transactions. The Operating Partnership used the remaining net proceeds for general corporate purposes, including working capital and acquisitions.

On July 30, 2014, the Company completed an underwritten public offering of 3.7 million shares of common stock at a price per share of $12.50 and generated gross proceeds of approximately $46.5 million. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

approximately $43.3 million. The Company contributed the net proceeds to the Operating Partnership in exchange for OP units.

On July 21, 2015, the Company completed an underwritten public offering, pursuant to which the Company sold 3.0 million shares of common stock, and upon the underwriter’s partial exercise of their option to purchase additional shares, issued an additional 360,000 shares at a price per share of $11.00 and generated gross proceeds of $37.0 million. The aggregate net proceeds to the Company, after deducting the underwriting discount and commissions and expenses payable by the Company, were $34.6 million.

On September 15, 2015, the Company entered into equity distribution agreements and filed a prospectus supplement under which it may sell shares of common stock having an aggregate gross sales price of up to $25.0 million through an “at-the-market” equity offering program.  The offering is being made pursuant to a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on May 14, 2015.  As of December 31, 2016 1.0 million shares had been issued under the program for a net consideration of $11.0 million.

On November 30, 2016, the Company agreed to sell 3.1 million shares of its common stock at a $0.01 par value per share, at a public offering price of $11.25 per share and generated gross proceeds of $33.3 million. The aggregate net proceeds to the Company, after deducting fees payable by the Company, were $32.9 million. Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 0.5 million shares of common stock, which was not exercised. The common stock was offered and sold pursuant to a prospectus supplement, dated November 30, 2016, and a base prospectus, dated May 14, 2015 relating to the Company’s effective shelf registration statement on Form S-3.

As of December 31, 2016 and 2015, the Company had 23.0 million and 16.2 million, respectively, fully diluted outstanding shares, including OP units and restricted shares of common stock.

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority-owned partnership.  As of December 31, 2016, the Company owned 75.1% of the outstanding OP units and the remaining 24.9% of the OP units are included in non-controlling interest in Operating Partnership on the consolidated balance sheets.

On or after 12 months after becoming a holder of Class A common OP units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to tender for redemption all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement of the Operating Partnership), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each OP unit (subject to anti-dilution adjustments provided in the partnership agreement). As of December 31, 2016, there were 3.0 million outstanding OP units eligible to be tendered for redemption.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity transactions including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the three years ended December 31, 2016.  To reflect these changes, adjustments were made to increase / (decrease) the non-controlling interest in the Operating Partnership by $3.4 million, $0.8 million, and ($23.0) million during the years ended December 31, 2016, 2015 and 2014 respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-controlling Interest in Operating Partnership, Class A Common Units

On June 2, 2015, the Company issued 2.0 million OP units in conjunction with an asset acquisition. Beginning on June 2, 2016, the OP units became eligible to be tendered for redemption for cash, or at the Company’s option, for shares of common stock on a one for one basis. In connection with its annual meeting of stockholders held on May 25, 2016, the Company obtained stockholder approval to issue shares of its common stock upon the redemption of 0.9 million of the OP units (the “Excess Units”). Prior to such stockholder approval, the Company would have been required to redeem the Excess Units for cash.  As the tender for redemption of the Excess Units for shares of common stock was outside of the control of the Company until May 25, 2016, these units were accounted for as mezzanine equity on the consolidated balance sheets as of December 31, 2015. After the redemption became within the control of the Company these excess units formed part of the non-controlling interests in the Operating Partnership. The Company elected to accrete the change in redemption value of the Excess Units subsequent to issuance and during the respective 12-month holding period, after which point the units were marked to redemption value at each reporting period.

Redeemable Non-controlling Interests in Operating Partnership, Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Preferred units. Under the Amendment, among other things, each Preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to additional paid-in capital.  On March 2, 2016, 0.1 million Preferred units were issued as partial consideration in the Forsythe farm acquisition (See “Note 5—Real Estate”).  Upon any voluntary or involuntary liquidation or dissolution, the Preferred units are entitled to a priority distribution ahead of OP units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of December 31, 2016 was $119.9 million including accrued distributions.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Preferred units will convert into a variable number of Common Shares and the Company does not control whether it will have enough shares authorized to issue shares at the time of conversion.  Therefore, the Preferred Units are accounted for as mezzanine equity on the consolidated balance sheet.

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2016 and 2015:

	Common		Preferred
($ in thousands)	Redeemable OP Units	Redeemable Non-controlling Interests	Redeemable OP Units	Redeemable Non-controlling Interests
Balance at December 31, 2014	—	$—	—	$—
Issuance of redeemable OP units as partial consideration for real estate acquisition	884	9,694	—	—
Net income attributable to non-controlling interest	—	102	—	—
Accrued distributions to non-controlling interest	—	(338)	—	—
Adjustment to arrive at fair value of redeemable non-controlling interest	—	236	—	—
Balance at December 31, 2015	884	$9,694	—	$—

Issuance of redeemable OP units as partial consideration for real estate acquisition	—	—	117	117,000
Net income attributable to non-controlling interest	—	(64)	—	—
Accrued distributions to non-controlling interest	—	(113)	—	2,915
Conversion of OP units to common stock	(884)	(9,517)	—	—
Balance at December 31, 2016	—	$—	117	$119,915

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of OP units for the years ended December 31, 2016, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2016	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275
	May 9, 2016	July 1, 2016	July 15, 2016	0.1275
	August 3, 2016	September 30, 2016	October 14, 2016	0.1275
	November 3, 2016	January 2, 2017	January 13, 2017	0.1275
				$0.5100
2015
	February 25, 2015	April 1, 2015	April 15, 2015	$0.1160
	June 2, 2015	July 1, 2015	July 15, 2015	0.1275
	August 12, 2015	October 1, 2015	October 15, 2015	0.1275
	November 20, 2015	January 4, 2016	January 15, 2016	0.1275
				$0.4985

2014
	May 14, 2014	July 1, 2014	July 15, 2014	$0.1050
	August 5, 2014	October 1, 2014	October 15, 2014	0.1050
	November 20, 2014	January 2, 2015	January 15, 2015	0.1160
				$0.3260

Additionally, in connection with the 3.00% cumulative preferential distribution on the Preferred units, the Company has accrued $2.9 million in distributions payable as of December 31, 2016 which was paid on January 17, 2016.  The distributions are payable annually in arrears on January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  During the year ended December 31, 2016, 100% of the income distributed in the form of dividends was characterized as ordinary income.

Stock Repurchase Plan

On October 29, 2014, the Company announced that the Board of Directors approved a program to repurchase up to $10.0 million in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund repurchases under the program using cash on hand. During the year ended 2015, the Company had repurchased 2,130 shares at an average price per share of $9.81 for a total cost of $20,932, including fees.

Equity Incentive Plan

On May 5, 2015, the Company’s stockholders approved the Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 0.6 million shares. As of December 31, 2016, there were 0.3 million of shares available for future grants under the Plan.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The Company may issue equity-based awards to officers, employees, independent contractors and other eligible persons under the Plan. The 2014 Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into OP units. The 2014 Plan provides for a maximum of 0.2 million shares of common stock for issuance. The terms of each grant are determined by the Compensation Committee of the Board of Directors.

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

During 2016 the Company granted 0.1 million restricted shares of common stock, with an aggregate grant date fair value of $1.3 million, to employees and directors.  The restricted shares vest ratably over a three or five-year vesting period, subject to continued service. During 2015 the Company granted 0.01 million restricted shares of common stock, with an aggregate grant date fair value of $0.1 million, to employees and newly appointed directors.  The restricted shares vest ratably over a three vesting period, subject to continued service. During 2014 the Company granted 0.2 million restricted shares of common stock, with an aggregate grant date fair value of $3.0 million, to employees and directors.  The restricted shares vest ratably over a three vesting period, subject to continued service.

Concurrently with the completion of the IPO, on April 16, 2014, the Company granted an aggregate of 214,283 restricted shares of common stock, having an aggregate grant date fair value of $3,000,000 (calculated as the number of shares granted multiplied by the stock price on date of grant), to the Company’s non-independent directors (Paul Pittman, Luca Fabbri, the Company’s Chief Financial Officer) and Jesse J. Hough (the Company’s consultant).   Each of the restricted stock grants vests ratably over a three-year vesting period, subject to continued service with the Company.

The restricted shares granted to Mr. Hough are recognized as expense over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the combined consolidated statement of operations

During 2016, 5,032 restricted shares of common stock were forfeited by independent directors and employees.  The Company had recorded $4,167 in stock based compensation and paid $815 in dividends with respect to such restricted shares.  In connection with the forfeiture of restricted shares, the Company reversed $3,352 in previously recorded compensation expense, net of the dividends paid. During 2015, 8,312 restricted shares of common stock were forfeited by independent directors and employees.  The Company had recorded $18,231 in stock based compensation and paid $2,541 in dividends with respect to such restricted shares.  In connection with the forfeiture of restricted shares, the Company reversed $15,690 in previously recorded compensation expense, net of the dividends paid.  There were no forfeitures for the year ended December 31, 2014.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the non-vested restricted shares as of December 31, 2016 and 2015 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested at January 1, 2014	—	$—
Granted	214	14.00
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2014	214	14.00

Granted	9	10.83
Vested	(70)	14.00
Forfeited	(8)	12.63
Unvested at December 31, 2015	145	13.87

Granted	119	10.78
Vested	(70)	13.96
Forfeited	(5)	11.09
Unvested at December 31, 2016	189	$11.98

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $1.2 million, $0.9 million and $0.7 million, respectively, of stock-based compensation expense related to these restricted stock awards.  As of December 31, 2016, 2015 and 2014, there was $1.2 million, $1.2 million and $2.1 million, respectively, of total unrecognized compensation costs related to non-vested stock awards which are expected to be recognized over weighted-average periods of 1.9 years.

Earnings per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the year ended December 31,
($ in thousands)	2016	2015	2014
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$4,302	$1,227	$(568)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(96)	(80)	(70)
Less: Distributions on redeemable non-controlling interersts in operating partnership	(113)	(338)	—
Less: Distributions on redeemable non-controlling interests in operating partnership, preferred	(2,915)	—	—
Net (loss) income attributable to common stockholders	$1,178	$809	$(638)

Denominator:
Weighted-average number of common shares - basic	13,204	9,619	4,265
Conversion of preferred units(1)	—	—	—
Unvested restricted shares(1)	—	10	—
Weighted-average number of common shares - diluted	13,204	9,629	4,265

Income (loss) per share attributable to common stockholders - basic	$0.09	$0.08	$(0.15)
Income (loss) per share attributable to common stockholders - diluted	$0.09	$0.08	$(0.15)

(1)	Anti-dilutive for the year ended December 31, 2016.

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations.  The weighted average number of OP units held by the non-controlling interest was 5.4 million and 2.8 million for the years ended December 31, 2016 and 2015, respectively. The weighted average number of Excess Units held by the non-controlling interest was 0.4 million for the year ended December 31, 2016. There were 0.5 million Excess Units outstanding during the year ended December 31, 2015.

For the year ended December 31, 2016, diluted weighted average common shares do not include the impact of 0.2 million shares of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2015.

The following equity awards and units are outstanding as of December 31, 2016, 2015 and 2014, respectively.

(in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Shares	17,163	11,834	7,517
OP Units	5,692	3,294	1,945
Redeemable OP Units	—	884	—
Unvested Restricted Stock Awards	188	145	214
	23,043	16,157	9,676

Note 10—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2016 and 2015.

	Quarter Ended
($ in thousands)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating revenues	$4,692	$6,031	$6,946	$13,332
Operating expenses	2,796	2,797	4,756	5,020
Other expenses	3,826	1,917	1,993	1,886
Net (loss) income before income tax	(1,930)	1,317	197	6,426
Income tax expense	—	—	97	(86)
Net (loss) income	$(1,930)	$1,317	$100	$6,512
Net (loss) available to common stockholders of Farmland Partners Inc.	$(1,780)	$(38)	$(841)	$3,837

Basic net (loss) per share available to common stockholders(1)	$(0.15)	$—	$(0.06)	$0.26
Diluted net (loss) per share available to common stockholders(1)	$(0.15)	$—	$(0.06)	$0.18
Basic weighted average common shares outstanding	11,834	12,452	13,683	14,817
Diluted weighted average common shares outstanding	11,834	12,452	13,683	25,494

(1)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

	Quarter Ended
($ in thousands)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating revenues	$2,103	$2,884	$4,170	$4,599
Operating expenses	1,527	1,670	2,015	2,327
Other expenses	773	1,069	1,293	1,383
Net (loss) income before income tax	(197)	145	862	889
State income tax expense	—	—	4	6
Net (loss) income	$(197)	$145	$858	$883
Net (loss) income available to common stockholders of Farmland Partners Inc.	$(181)	$(24)	$492	$522

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 23, 2017, the day the financial statements were issued.

See “Note 8—Commitments and Contingencies” for real estate acquisitions that occurred subsequent to December 31, 2016.

MetLife Loans

On January 12, 2017, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Fifth MetLife Loan Agreement”) with Metlife which provides for a loan of approximately $8.4 million to the Company with a maturity date of January 12, 2027 (“Term Loan 5”). Interest on Term Loan 5 is payable in cash semi-annually and accrues at a 3.26 % per annum fixed, this may be adjusted by MetLife on each of Janaury 12, 2020, January 12, 2023 and January 12, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 5 were used to acquire additional properties and for general corporate purposes.

In connection with the Term Loan 5, on January 12, 2017, the Company and the Operating Partnership each entered separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Fifth MetLife Loan Agreement.

On February 14, 2017, a wholly owned subsidiary of the Operating Partnership, entered into a loan agreement (the “Sixth MetLife Loan Agreement”) with Metlife which provides for a loan of approximately $27.2 million to the Company with a maturity date of February 14, 2027 (“Term Loan 6”). Interest on Term Loan 6 is payable in cash semi-annually and accrues at a 3.21% per annum fixed rate, this may be adjusted by MetLife on each of February 14, 2020, February 14, 2023 and February 14, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 6 were used to acquire additional properties.

In connection with the Term Loan 6, on February 14, 2017, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Sixth MetLife Loan Agreement.

Rutledge Credit Facilities

Upon closing of the AFCO Mergers, by virtue of AFCO OP becoming a subsidiary of the Company, the Company acquired AFCO’s outstanding indebtedness under four loan agreements (the “Existing Rutledge Loan Agreements”) between AFCO OP and Rutledge Investment Company (“Rutledge”), which are further described below:

1.

Loan Agreement, dated as of December 5, 2013, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

2.

Loan Agreement, dated as of January 14, 2015, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

3.

Loan Agreement, dated as of August 18, 2015, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

4.

Loan Agreement, dated as of December 22, 2015, with respect to a $15,000,000 senior secured credit facility bearing interest at an annual rate of LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance over the loan amount of the prior three-month period.

In connection with the completion of the Mergers, on February 3, 2017, AFCO OP, in its capacity as a wholly owned subsidiary of the Company and the Operating Partnership, and Rutledge entered into the Second Amendment (the “Amendment”) to the Existing Rutledge Loan Agreements. Pursuant to the Amendment, among other things, the maturity dates for each of the Existing Rutledge Loan Agreements were extended to January 1, 2022 and the aggregate loan value under the Existing Rutledge Loan Agreements may not exceed 50% of the appraised value of the collateralized properties. Certain former AFCO properties acquired by the Company in the Mergers serve as collateral under the Existing Rutledge Loan Agreements.

On February 3, 2017, the Company and the Operating Partnership each entered into guaranty agreements (the “Existing Loan Guarantees”) pursuant to which they will unconditionally guarantee the obligations of AFCO OP under the Existing Loan Agreements.

In addition, in connection with the completion of the Mergers, on February 3, 2017, AFCO OP entered into a fifth loan agreement with Rutledge Investment Company (the “Fifth Rutledge Loan Agreement” and together with the Existing Rutledge Loan Agreements, as amended, the “Rutledge Loan Agreements”), with respect to a senior secured credit facility in the aggregate amount of $30,000,000, with a maturity date of January 1, 2022 and an annual interest rate of LIBOR plus 1.3%. The Fifth Rutledge Loan Agreement requires AFCO OP to make quarterly interest payments. Additionally, the Fifth Rutledge Loan Agreement contains certain customary affirmative and negative covenants, including (i) AFCO OP must pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount during the prior three-month period, (ii) AFCO OP must maintain a leverage ratio of 60% or less and (iii) the aggregate amounts outstanding under all of the Rutledge Loans may not exceed 50% of the aggregate appraised value of the properties serving as collateral under the Rutledge Loan Agreements.

On February 3, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement.

Sub-Advisory Agreement

Upon consummation of the AFCO Mergers, by virtue of AFCO being merged with and into one of the Company’s wholly-owned subsidiaries and AFCO OP becoming a wholly-owned subsidiary of the Company, the Company acquired the Amended and Restated Sub-Advisory Agreement, dated as of October 23, 2015 (the “Sub-Advisory Agreement”), by and among AFCO, American Farmland Advisors, AFCO OP and Prudential Capital Mortgage Company (the “Sub-Advisor”). On February 18, 2017, Farmland Partners Inc. (the “Company”) entered into a Termination Agreement (the “Termination Agreement”) with the Sub-Advisor pursuant to which the Company and Prudential agreed to terminate the Sub-Advisory Agreement and certain related property management agreements (together with the Sub-Advisory Agreement, the “Prudential Agreements”).

The Termination Agreement provides that, as of March 31, 2017, Prudential will no longer provide services to the Company under the Prudential Agreements. The Company has agreed to pay Prudential $1.6 million in cash, which is equal to the fee that would be owed to Prudential for services through the quarter ended March 31, 2017 and a termination fee of approximately $160,000.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Subsequent to December 31, 2016, the Company entered into purchase agreements with unrelated third parties to acquire the following farms:

	Total
($ in thousands)	Approximate	Purchase
State	Acres	Price
Michigan(1)	1,726	$10,000
Kansas	155	500
South Carolina	300	1,200
Georgia	614	1,900
South Carolina	644	1,478
South Dakota	1,690	6,760
Colorado(1)	1,083	5,450
	6,212	$27,288

(1)	The exchange consideration consists partly of Class A common units of the operating partnership.

On January 12, 2017, February 14, 2017 and February 21, 2017, the Company completed the two Illinois farms and South Carolina farm acquisitions, respectively.  The Michigan, Kansas, South Carolina, Georgia, South Carolina, South Dakota, and Colorado acquisitions are expected to close during the first half of 2017, subject to the satisfaction of certain customary closing conditions.  There can be no assurance that these conditions will be satisfied or that the pending acquisitions will be consummated on the terms described herein, or at all.  These acquisitions are expected to be accounted for as asset acquisitions.

On February 2, 2017 the Company successfully completed the AFCO Mergers. The transaction will be accounted for as a business combination. The company has yet to complete the acquisition accounting thus disclosures in relation to ASC 805 are currently not able to be disclosed.

On February 22, 2017 our Board of Directors declared a cash dividend of $0.1275 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of April 1, 2017, and is expected to be paid on April 15, 2017.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2016

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
North Carolina	(h)	41,906	-	41,906	-	-	41,906	-	41,906	-		2015	65
Louisiana	(k)	30,584	1,180	31,764	-	-	30,584	1,180	31,764	46		2016	65
South Carolina	(e)	12,057	1,474	13,531	-	-	12,057	1,474	13,531	124		2014	65
Colorado	(a)	10,716	70	10,786	-	-	10,716	70	10,786	5		2014	65
Illinois	(j)	9,689	420	10,109	-	-	9,689	420	10,109	19		2016	65
Florida	(n)	9,295	202	9,497	-	-	9,295	202	9,497	2		2016	65
South Carolina	(h)	8,633	133	8,766	-	-	8,633	133	8,766	9		2015	50
Virginia	(h)	7,277	-	7,277	-	-	7,277	-	7,277	-		2015	50
North Carolina	(h)	7,239	-	7,239	-	-	7,239	-	7,239	-		2015	50
Arkansas	(d)	6,914	287	7,201	-	-	6,914	287	7,201	26		2014	50
South Carolina	(e)	4,679	25	4,704	2,356	103	4,782	2,381	7,163	86	2015, 2016	2014	25
Mississippi	(d)	6,654	133	6,787	3	-	6,654	136	6,790	11		2014	25
Texas	(o)	4,188	1,929	6,117	323	-	4,188	2,252	6,440	95	2016	2016	-
Arkansas	(m)	5,924	244	6,168	-	-	5,924	244	6,168	19		2015	-
Illinois	(j)	6,086	-	6,086	-	-	6,086	-	6,086	-		2016	30
North Carolina	(h)	5,750	-	5,750	-	-	5,750	-	5,750	-		2015	21
Mississippi	(m)	5,338	238	5,576	-	-	5,338	238	5,576	24		2015	-
Illinois	(j)	5,453	105	5,558	-	-	5,453	105	5,558	4		2016	-
Colorado		792	4,731	5,523	-	-	792	4,731	5,523	40		2016	-
Illinois	(j)	5,493	-	5,493	-	-	5,493	-	5,493	-		2016	-
Arkansas	(e)	5,247	238	5,485	7	-	5,247	245	5,492	29		2014	-
Louisiana	(b)	5,100	52	5,152	152	-	5,100	204	5,304	29	2015, 2016	2014	24
Illinois	(j)	4,920	4	4,924	-	-	4,920	4	4,924	-		2016	16
Arkansas	(d)	4,536	50	4,586	-	-	4,536	50	4,586	3		2014	-
Illinois	(j)	4,522	4	4,526	-	-	4,522	4	4,526	-		2016	-
Illinois	(j)	4,350	-	4,350	-	-	4,350	-	4,350	-		2016	50
Louisiana	(b)	3,781	87	3,868	449	-	3,781	536	4,317	19	2016	2014	50
North Carolina	(h)	4,242	-	4,242	-	-	4,242	-	4,242	-		2015	50
Arkansas		4,035	38	4,073	-	-	4,035	38	4,073	-		2016	50
South Carolina	(e)	2,235	-	2,235	1,551	244	2,479	1,551	4,030	54	2015, 2016	2014	-
Colorado	(e)	3,566	359	3,925	4	-	3,566	363	3,929	35		2014	25
North Carolina	(h)	3,864	-	3,864	-	-	3,864	-	3,864	-		2015	20
Illinois	(j)	3,821	-	3,821	-	-	3,821	-	3,821	-		2016	-
Georgia	(m)	3,306	368	3,674	-	-	3,306	368	3,674	20		2015	25
Arkansas	(f)	3,264	165	3,429	118	45	3,309	283	3,592	20	2016	2014	-
Illinois	(j)	3,541	-	3,541	-	-	3,541	-	3,541	-		2016	-
Mississippi	(f)	3,471	41	3,512	24	-	3,471	65	3,536	4		2015	25
Illinois	(j)	3,500	28	3,528	-	-	3,500	28	3,528	2		2016	-
Illinois	(l)	2,981	-	2,981	507	-	2,981	507	3,488	142	2009	2007 & 2010	12
Illinois	(j)	3,470	-	3,470	-	-	3,470	-	3,470	-		2016	14
Arkansas	(e)	3,277	145	3,422	14	6	3,283	159	3,442	17		2014	12
Illinois	(l)	1,290	-	1,290	2,054	-	1,290	2,054	3,344	215	2011 & 2015	2007	14
Illinois	(j)	2,997	68	3,065	234	-	2,997	302	3,299	11	2016	2016	-
Nebraska	(c)	1,881	55	1,936	1,342	-	1,881	1,397	3,278	225	2012 & 2015	2012	-
Illinois	(j)	3,277	-	3,277	-	-	3,277	-	3,277	-		2016	11
Illinois	(j)	3,232	-	3,232	-	-	3,232	-	3,232	-		2016	11
Illinois	(j)	3,212	-	3,212	-	-	3,212	-	3,212	-		2016	8
Illinois	(j)	3,186	-	3,186	-	-	3,186	-	3,186	-		2016	-
Colorado	(a)	3,099	-	3,099	-	-	3,099	-	3,099	-		2014	-
Illinois	(j)	3,058	-	3,058	-	-	3,058	-	3,058	-		2016	14
Arkansas	(i)	2,808	184	2,992	39	-	2,808	223	3,031	21		2015	39
Illinois	(j)	3,030	-	3,030	-	-	3,030	-	3,030	-		2016	-
Illinois	(j)	2,882	42	2,924	-	-	2,882	42	2,924	3		2016	9
Illinois	(j)	2,847	42	2,889	-	-	2,847	42	2,889	2		2016	-
South Carolina	(f)	1,959	344	2,303	538	-	1,959	882	2,841	37	2015	2015	28

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Nebraska	(g)	2,601	114	2,715	76	-	2,601	190	2,791	8	2016	2015	10
Illinois	(j)	2,718	-	2,718	-	-	2,718	-	2,718	-		2016	14
Arkansas	(d)	2,645	40	2,685	-	-	2,645	40	2,685	9		2014	18
Illinois	(j)	2,682	-	2,682	-	-	2,682	-	2,682	-		2016	40
Nebraska	(g)	2,539	78	2,617	55	-	2,539	133	2,672	10		2015	28
South Carolina	(e)	2,199	138	2,337	277	55	2,254	415	2,669	21		2014	27
Illinois	(l)	2,573	-	2,573	-	-	2,573	-	2,573	-		2010	27
Michigan	(m)	904	1,654	2,558	-	-	904	1,654	2,558	94		2015	-
Illinois	(j)	2,542	-	2,542	-	-	2,542	-	2,542	-		2016	26
Colorado	(f)	1,995	84	2,079	455	-	1,995	539	2,534	21	2016	2015	28
Nebraska	(i)	693	1,785	2,478	7	-	693	1,792	2,485	110		2014	37
Nebraska	(g)	2,280	44	2,324	119	-	2,280	163	2,443	7	2016	2015	25
Nebraska	(g)	2,316	126	2,442	-	-	2,316	126	2,442	9		2015	38
Colorado	(a)	2,366	68	2,434	2	-	2,366	70	2,436	33		2014	26
Illinois	(j)	2,423	-	2,423	-	-	2,423	-	2,423	-		2016	31
Illinois	(j)	2,402	-	2,402	-	-	2,402	-	2,402	-		2016	31
Mississippi	(o)	2,321	15	2,336	-	-	2,321	15	2,336	1		2016	34
Colorado	(a)	2,328	-	2,328	-	-	2,328	-	2,328	-		2014	47
Arkansas	(d)	2,316	-	2,316	-	-	2,316	-	2,316	-		2014	19
South Carolina	(e)	1,803	158	1,961	290	23	1,826	448	2,274	26		2014	20
Illinois	(j)	2,103	105	2,208	-	-	2,103	105	2,208	3		2016	34
Colorado	(f)	1,365	663	2,028	101	-	1,365	764	2,129	37		2015	20
Arkansas	(e)	2,014	96	2,110	7	-	2,014	103	2,117	11		2014	46
Illinois	(j)	2,100	-	2,100	-	-	2,100	-	2,100	-		2016	-
Illinois	(j)	2,075	-	2,075	-	-	2,075	-	2,075	-		2016	27
Colorado	(i)	1,301	699	2,000	36	-	1,301	735	2,036	29		2015	35
Colorado	(a)	1,817	210	2,027	1	-	1,817	211	2,028	47		2014	35
Illinois	(j)	2,015	-	2,015	-	-	2,015	-	2,015	-		2016	33
Illinois	(j)	1,675	4	1,679	335	-	1,675	339	2,014	9	2016	2016	35
South Carolina	(e)	1,568	-	1,568	367	64	1,632	367	1,999	18		2014	34
Illinois	(j)	1,996	-	1,996	-	-	1,996	-	1,996	-		2016	34
Illinois	(j)	1,972	-	1,972	-	-	1,972	-	1,972	-		2016	27
Illinois	(j)	1,956	-	1,956	-	-	1,956	-	1,956	-		2016	31
Illinois	(j)	1,945	-	1,945	-	-	1,945	-	1,945	-		2016	19
Kansas	(m)	1,915	-	1,915	-	-	1,915	-	1,915	-		2015	-
Illinois		1,905	-	1,905	-	-	1,905	-	1,905	-		2016	-
Colorado	(e)	1,079	812	1,891	-	-	1,079	812	1,891	37		2014	45
Illinois	(j)	1,891	-	1,891	-	-	1,891	-	1,891	-		2016	38
Illinois	(j)	1,859	-	1,859	-	-	1,859	-	1,859	-		2016	21
Illinois	(j)	1,853	-	1,853	-	-	1,853	-	1,853	-		2016	15
Illinois	(l)	1,700	-	1,700	122	-	1,700	122	1,822	17		2012	29
Texas	(o)	925	875	1,800	-	-	925	875	1,800	27		2016	20
North Carolina	(h)	1,770	-	1,770	-	-	1,770	-	1,770	-		2015	28
Illinois	(j)	1,769	-	1,769	-	-	1,769	-	1,769	-		2016	6
South Carolina	(e)	1,078	-	1,078	552	138	1,216	552	1,768	26		2014	6
Colorado		1,760	-	1,760	-	-	1,760	-	1,760	-		2016	24
Illinois	(l)	1,750	-	1,750	-	-	1,750	-	1,750	-		2009	32
Illinois	(j)	1,731	-	1,731	-	-	1,731	-	1,731	-		2016	29
Illinois	(j)	1,643	88	1,731	-	-	1,643	88	1,731	3		2016	14
Nebraska	(e)	1,610	32	1,642	81	-	1,610	113	1,723	8		2014	31
Illinois	(j)	1,718	-	1,718	-	-	1,718	-	1,718	-		2016	46
Illinois	(j)	1,614	94	1,708	-	-	1,614	94	1,708	3		2016	19
Nebraska	(e)	1,639	46	1,685	10	-	1,639	56	1,695	4		2014	29
Illinois	(j)	1,693	-	1,693	-	-	1,693	-	1,693	-		2016	-
Colorado	(a)	1,305	376	1,681	10	-	1,305	386	1,691	91		2014	23
Michigan	(m)	779	851	1,630	-	-	779	851	1,630	62		2016	-
Illinois	(j)	1,620	-	1,620	-	-	1,620	-	1,620	-		2016	-
Illinois	(c)	1,500	-	1,500	108	-	1,500	108	1,608	-		2008	-
Illinois	(j)	1,603	-	1,603	-	-	1,603	-	1,603	-		2016	-
Illinois	(j)	1,590	-	1,590	-	-	1,590	-	1,590	-		2016	-
Nebraska	(f)	1,244	69	1,313	269	-	1,244	338	1,582	14	2015	2014	-
Nebraska	(c)	1,539	-	1,539	33	-	1,539	33	1,572	1		2012	-

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Colorado	(a)	1,353	184	1,537	-	-	1,353	184	1,537	58		2014	-
South Carolina	(o)	1,303	225	1,528	-	-	1,303	225	1,528	6		2016	20
Illinois	(j)	1,523	-	1,523	-	-	1,523	-	1,523	-		2016	15
Illinois	(l)	1,423	60	1,483	30	-	1,423	90	1,513	54		2007	24
Illinois	(j)	1,481	-	1,481	-	-	1,481	-	1,481	-		2016	35
Mississippi	(i)	1,437	33	1,470	-	-	1,437	33	1,470	2		2015	26
Illinois	(j)	1,439	-	1,439	-	-	1,439	-	1,439	-		2016	-
Illinois	(j)	1,435	-	1,435	-	-	1,435	-	1,435	-		2016	-
Georgia		1,330	72	1,402	-	-	1,330	72	1,402	1		2016	-
Colorado	(a)	1,381	-	1,381	-	-	1,381	-	1,381	-		2014	21
Nebraska	(g)	1,346	34	1,380	-	-	1,346	34	1,380	2		2015	31
Nebraska	(g)	1,314	65	1,379	-	-	1,314	65	1,379	5		2015	27
Illinois	(j)	1,320	-	1,320	-	-	1,320	-	1,320	-		2016	-
Nebraska	(g)	1,279	23	1,302	-	-	1,279	23	1,302	4		2015	29
Illinois	(l)	1,003	-	1,003	289	-	1,003	289	1,292	45		2008	19
Nebraska	(m)	1,232	56	1,288	-	-	1,232	56	1,288	2		2015	27
Nebraska	(g)	1,242	37	1,279	-	-	1,242	37	1,279	3		2015	-
Illinois	(j)	1,259	-	1,259	-	-	1,259	-	1,259	-		2016	-
Illinois	(f)	1,120	-	1,120	138	-	1,120	138	1,258	3		2008	-
Illinois	(j)	1,256	-	1,256	-	-	1,256	-	1,256	-		2016	22
Illinois	(j)	1,254	-	1,254	-	-	1,254	-	1,254	-		2016	-
Colorado	(a)	1,030	170	1,200	31	-	1,030	201	1,231	67		2014	-
Illinois	(j)	1,229	-	1,229	-	-	1,229	-	1,229	-		2016	-
Illinois	(j)	1,219	-	1,219	-	-	1,219	-	1,219	-		2016	-
Kansas	(a)	1,029	178	1,207	-	-	1,029	178	1,207	46		2014	-
Illinois	(c)	1,147	-	1,147	59	-	1,147	59	1,206	1		2013	-
Nebraska	(f)	1,100	28	1,128	73	-	1,100	101	1,201	8		2014	-
Nebraska	(g)	1,077	33	1,110	74	-	1,077	107	1,184	5	2016	2015	-
Illinois	(j)	1,171	-	1,171	-	-	1,171	-	1,171	-		2016	-
Illinois	(j)	1,126	44	1,170	-	-	1,126	44	1,170	1		2016	-
Illinois	(j)	1,130	35	1,165	-	-	1,130	35	1,165	2		2016	-
Nebraska	(l)	1,109	40	1,149	-	-	1,109	40	1,149	8		2012	-
Nebraska	(g)	1,136	11	1,147	-	-	1,136	11	1,147	3		2015	-
Illinois	(j)	1,115	28	1,143	-	-	1,115	28	1,143	1		2016	-
Colorado	(e)	747	393	1,140	-	-	747	393	1,140	24		2014	22
Illinois	(j)	1,119	-	1,119	-	-	1,119	-	1,119	-		2016	-
Illinois	(j)	1,063	27	1,090	17	-	1,063	44	1,107	2	2016	2016	-
Colorado	(e)	773	323	1,096	-	-	773	323	1,096	24		2014	-
Colorado	(a)	579	513	1,092	2	-	579	515	1,094	123		2014	-
Illinois	(j)	1,083	-	1,083	-	-	1,083	-	1,083	-		2016	-
Illinois	(j)	1,080	-	1,080	-	-	1,080	-	1,080	-		2016	-
Illinois	(j)	1,075	-	1,075	-	-	1,075	-	1,075	-		2016	22
Illinois	(c)	801	97	898	172	-	801	269	1,070	20		2004, 2006, 2016	-
Nebraska	(m)	848	197	1,045	22	-	848	219	1,067	21		2014	22
Illinois	(j)	1,058	-	1,058	-	-	1,058	-	1,058	-		2016	-
Nebraska	(e)	994	20	1,014	41	-	994	61	1,055	5		2014	-
Colorado	(e)	554	443	997	58	-	554	501	1,055	25		2014	22
Colorado	(i)	809	141	950	64	-	809	205	1,014	12		2015	-
Illinois	(j)	1,005	-	1,005	-	-	1,005	-	1,005	-		2016	-
Colorado	(l)	819	94	913	91	-	819	185	1,004	33		2010	22
Illinois	(j)	995	-	995	-	-	995	-	995	-		2016	22
Illinois	(l)	991	-	991	-	-	991	-	991	-		2012	22
Illinois	(j)	950	40	990	-	-	950	40	990	1		2016	-
Illinois	(j)	989	-	989	-	-	989	-	989	-		2016	22
Illinois	(j)	980	-	980	-	-	980	-	980	-		2016	-
Illinois	(l)	923	53	976	-	-	923	53	976	2		2011	-
Illinois	(j)	975	-	975	-	-	975	-	975	-		2016	22
Illinois	(j)	972	-	972	-	-	972	-	972	-		2016	22
Illinois	(j)	968	-	968	-	-	968	-	968	-		2016	-
Georgia	(o)	756	202	958	-	-	756	202	958	4		2016	-
Illinois	(j)	939	-	939	-	-	939	-	939	-		2016	-
Illinois	(c)	902	34	936	-	-	902	34	936	16		2008	-

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Illinois	(j)	800	130	930	-	-	800	130	930	3		2016	22
Illinois	(j)	855	55	910	-	-	855	55	910	2		2016	-
Illinois	(j)	845	63	908	-	-	845	63	908	3		2016	22
Illinois	(j)	879	-	879	-	-	879	-	879	-		2016	-
Colorado	(a)	481	373	854	15	-	481	388	869	92		2014	-
Illinois	(j)	864	-	864	-	-	864	-	864	-		2016	22
Nebraska	(f)	862	-	862	-	-	862	-	862	-		2015	-
Georgia		718	144	862	-	-	718	144	862	3		2016	22
Georgia	(m)	795	65	860	-	-	795	65	860	3		2016	-
Illinois	(j)	857	-	857	-	-	857	-	857	-		2016	22
Illinois	(j)	854	-	854	-	-	854	-	854	-		2016	-
Illinois	(l)	668	-	668	178	-	668	178	846	31		2007	-
Illinois	(j)	844	-	844	-	-	844	-	844	-		2016	-
Illinois	(m)	762	-	762	75	-	762	75	837	3		2015	22
Nebraska	(c)	742	-	742	94	-	742	94	836	14		2012	-
Illinois	(j)	823	-	823	-	-	823	-	823	-		2016	-
Illinois	(j)	774	47	821	-	-	774	47	821	2		2016	-
Illinois	(m)	815	-	815	-	-	815	-	815	-		2015	-
Illinois	(f)	700	110	810	-	-	700	110	810	24		2004	22
Colorado	(a)	803	-	803	-	-	803	-	803	-		2014	-
Illinois	(l)	$ 644	$ 93	$ 737	$ 61	$ -	$ 644	$ 154	$ 798	$ 22		2000	-
Illinois	(j)	775	-	775	-	-	775	-	775	-		2016	-
Nebraska	(e)	702	72	774	-	-	702	72	774	4		2014	-
Illinois	(j)	671	96	767	-	-	671	96	767	3		2016	-
Illinois	(j)	762	-	762	-	-	762	-	762	-		2016	-
Illinois	(j)	746	-	746	-	-	746	-	746	-		2016	-
Illinois	(j)	744	-	744	-	-	744	-	744	-		2016	-
Kansas	(a)	737	-	737	-	-	737	-	737	-		2014	-
Nebraska	(m)	711	22	733	-	-	711	22	733	1		2015	-
Illinois	(j)	732	-	732	-	-	732	-	732	-		2016	-
Illinois	(j)	729	-	729	-	-	729	-	729	-		2016	-
Illinois	(j)	727	-	727	-	-	727	-	727	-		2016	-
Illinois	(l)	725	-	725	-	-	725	-	725	-		2010	-
Illinois	(j)	708	-	708	-	-	708	-	708	-		2016	-
Illinois		667	30	697	-	-	667	30	697	1		2016	-
Illinois	(l)	693	-	693	-	-	693	-	693	-		2008	-
Illinois	(l)	684	-	684	-	-	684	-	684	-		2007	-
Illinois	(m)	681	-	681	-	-	681	-	681	-		2015	-
Illinois	(j)	630	-	630	43	-	630	43	673	1	2016	2016	-
Illinois	(m)	667	-	667	-	-	667	-	667	-		2016	-
Georgia	(m)	555	106	661	-	-	555	106	661	4		2015	-
Illinois	(l)	448	100	548	110	-	448	210	658	25		2003	-
Illinois	(j)	612	38	650	-	-	612	38	650	1		2016	22
Georgia	(m)	482	142	624	-	-	482	142	624	4		2016	-
Illinois	(j)	617	-	617	-	-	617	-	617	-		2016	-
Illinois	(l)	610	-	610	-	-	610	-	610	-		2012	-
Nebraska	(f)	607	-	607	-	-	607	-	607	-		2015	22
Nebraska	(f)	561	-	561	-	41	602	-	602	-		2014	-
Illinois	(j)	601	-	601	-	-	601	-	601	-		2016	-
Colorado	(a)	374	201	575	2	-	374	203	577	49		2014	-
Georgia	(o)	469	108	577	-	-	469	108	577	2		2016	22
Illinois	(j)	576	-	576	-	-	576	-	576	-		2016	-
Illinois	(c)	527	37	564	-	-	527	37	564	4		2011	22
Illinois		563	-	563	-	-	563	-	563	-		2016	-
Illinois	(j)	552	-	552	-	-	552	-	552	-		2016	-
Illinois	(j)	536	-	536	-	-	536	-	536	-		2016	-
Illinois	(j)	534	-	534	-	-	534	-	534	-		2016	22
Georgia	(m)	475	53	528	-	-	475	53	528	3		2015	-
Illinois	(j)	499	22	521	-	-	499	22	521	1		2016	-
Nebraska	(g)	500	10	510	-	-	500	10	510	3		2015	-
Illinois	(j)	507	-	507	-	-	507	-	507	-		2016	-
Illinois	(j)	505	-	505	-	-	505	-	505	-		2016	-

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Illinois	(j)	487	-	487	-	-	487	-	487	-		2016	-
Illinois	(l)	442	38	480	-	-	442	38	480	13		2009	-
Illinois	(j)	466	-	466	-	-	466	-	466	-		2016	-
Illinois	(j)	447	-	447	-	-	447	-	447	-		2016	-
Illinois	(j)	442	-	442	-	-	442	-	442	-		2016	-
Illinois	(j)	421	-	421	-	-	421	-	421	-		2016	-
Colorado	(a)	419	-	419	-	-	419	-	419	-		2014	-
Illinois	(l)	290	38	328	81	-	290	119	409	12		2006	-
Illinois	(f)	398	-	398	-	-	398	-	398	-		2008	-
Illinois	(m)	371	-	371	-	-	371	-	371	-		2016	-
Illinois	(j)	370	-	370	-	-	370	-	370	-		2016	-
Illinois	(j)	362	-	362	-	-	362	-	362	-		2016	-
Illinois	(j)	360	-	360	-	-	360	-	360	-		2016	-
Illinois	(j)	359	-	359	-	-	359	-	359	-		2016	-
Illinois	(l)	322	36	358	-	-	322	36	358	8		2006	22
Illinois	(j)	353	-	353	-	-	353	-	353	-		2016	22
Nebraska	(e)	342	4	346	-	-	342	4	346	-		2014	-
Illinois	(c)	321	24	345	-	-	321	24	345	2		2011	-
Illinois	(l)	271	73	344	-	-	271	73	344	16		2001	-
Kansas		235	90	325	-	-	235	90	325	2		2016	-
Illinois	(j)	320	-	320	-	-	320	-	320	-		2016	-
Illinois	(j)	317	-	317	-	-	317	-	317	-		2016	-
Illinois	(j)	296	-	296	-	-	296	-	296	-		2016	30
Illinois	(j)	291	-	291	-	-	291	-	291	-		2016	-
Illinois	(j)	286	-	286	-	-	286	-	286	-		2016	29
Illinois	(j)	282	-	282	-	-	282	-	282	-		2016	10
Illinois	(j)	254	-	254	-	-	254	-	254	-		2016	36
Illinois	(l)	252	-	252	-	-	252	-	252	-		2012	36
Illinois	(l)	203	44	247	-	-	203	44	247	4		2006	33
Illinois	(j)	240	-	240	-	-	240	-	240	-		2016	25
Colorado	(m)	236	-	236	-	-	236	-	236	-		2015	24
Illinois	(j)	233	-	233	-	-	233	-	233	-		2016	-
Illinois	(l)	200	16	216	-	-	200	16	216	-		2011	-
Illinois	(j)	216	-	216	-	-	216	-	216	-		2016	25
Illinois	(j)	179	-	179	-	-	179	-	179	-		2016	16
Illinois	(j)	170	-	170	-	-	170	-	170	-		2016	17
Illinois	(c)	102	59	161	-	-	102	59	161	13		2003	40
Illinois	(j)	157	-	157	-	-	157	-	157	-		2016	18
Illinois	(j)	153	-	153	-	-	153	-	153	-		2016	7
Illinois		34	86	120	-	-	34	86	120	4		2016	-
Colorado	(m)	-	-	-	-	-	-	-	-	-		2015	30
First Midwest Bank Note	-
Farmer Mac Bond #1	$ 20,700
Farmer Mac Bond #2	$ 5,460
Farmer Mac Bond #3	$ 10,680
Farmer Mac Bond #4	$ 13,400
Farmer Mac Bond #5	$ 30,860
Farmer Mac Bond #6	$ 14,915
Farmer Mac Bond #7	$ 11,160
Farmer Mac Bond #8A	$ 41,700
Farmer Mac Bond #8B	$ -
Farmer Mac Bond #9	$ 6,600
Met Life Bond #1	$ 90,000
Met Life Bond #2	$ 16,000
Met Life Bond #3	$ 21,000
Met Life Bond #4	$ 15,685
Farm Credit Bond	$ 5,102
Prudential Bond	$ 6,600
Totals	$ 309,862	$ 550,664	$ 29,367	$ 580,031	$ 14,848	$ 719	$ 551,383	$ 44,215	$ 595,598	$ 3,215

(a)	Farm is part of a collateral pool for the $20,700 Farmer Mac Bond #1.
(b)	Farm is part of a collateral pool for the $5,460 Farmer Mac Bond #2.

(c)	Farm is part of a collateral pool for the $10,680 Farmer Mac Bond #3.
(d)	Farm is part of a collateral pool for the $13,400 Farmer Mac Bond #4.
(e)	Farm is part of a collateral pool for the $30,860 Farmer Mac Bond #5.
(f)	Farm is part of a collateral pool for the $14,915 Farmer Mac Bond #6.
(g)	Farm is part of a collateral pool for the $11,160 Farmer Mac Bond #7.
(h)	Farm is part of a collateral pool for the $41,700 Farmer Mac Bond #8A.
(i)	Farm is part of a collateral pool for the $6,600 Farmer Mac Bond #9.
(j)	Farm is part of a collateral pool for the $90,000 Met Life Bond #1.
(k)	Farm is part of a collateral pool for the $16,000 Met Life Bond #2.
(l)	Farm is part of a collateral pool for the $21,000 Met Life Bond #3.
(m)	Farm is part of a collateral pool for the $15,685 Met Life Bond #4.
(n)	Farm is part of a collateral pool for the $5,102 Farm Credit of Central Florida Bond.
(o)	Farm is part of a collateral pool for the $6,600 Prudential Loan.
(p)	The aggregate basis for U.S. federal income tax purposes is $534,459

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(In Thousands)

	Years ended December 31,
	2016	2015	2014
Real Estate:
Balance at beginning of year	$317,589	$166,493	$38,806
Additions during period
Additions through construction of improvements	4,866	7,722	46
Disposition of improvements	(40)	(6)	(9)
Non cash acquisitions	-	-	-
Acquisitions through business combinations	273,183	143,380	127,650
Balance at end of year	$595,598	$317,589	$166,493

Accumulated Depreciation:
Balance at beginning of year	$1,668	$777	$450
Disposition of improvements	(8)	(1)	(2)
Additions charged to costs and expenses	1,555	892	329
Balance at end of year	$3,215	$1,668	$777

Real Estate balance per schedule	$595,598	$317,589
Construction in progress	1,615	286
Other non-real estate	74	33
Balance per consolidated balance sheet	$597,287	$317,908

Accumulated depreciation per schedule	$3,215	$1,668
Other non-real estate	9	3
Balance per consolidated balance sheet	$3,224	$1,671