Form 10-Q
period 2017-03-31
Farmland Partners Inc.
filed 2017-05-10
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☒

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of May 3, 2017, 32,448,311 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2017

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(Unaudited)

(in thousands except par value and share data)

	March 31,	December 31,
	2017	2016
ASSETS
Land, at cost	$822,189	$551,392
Grain facilities	8,518	6,856
Groundwater	12,072	11,933
Irrigation improvements	45,398	15,988
Drainage improvements	5,907	4,757
Permanent plantings	51,663	1,845
Other	6,564	2,901
Construction in progress	5,241	1,615
Real estate, at cost	957,552	597,287
Less accumulated depreciation	(4,555)	(3,224)
Total real estate, net	952,997	594,063
Deposits	333	5,721
Cash	6,363	47,166
Notes and interest receivable, net	4,247	2,843
Deferred offering costs	276	216
Deferred financing fees, net	413	—
Accounts receivable, net	2,960	4,181
Inventory	198	283
Prepaid and other assets	3,480	1,056
TOTAL ASSETS	$971,267	$655,529

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes, line of credit and bonds payable, net	$436,684	$308,779
Dividends payable	4,991	2,938
Accrued interest	1,876	1,538
Accrued property taxes	1,410	1,225
Deferred revenue (See Note 2)	13,914	982
Accrued expenses	5,245	4,558
Total liabilities	464,120	320,020

Commitments and contingencies (See Note 8)

Redeemable non-controlling interests in operating partnership, preferred units	117,877	119,915

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,448,311 shares issued and outstanding at March 31, 2017, and 17,351,446 shares issued and outstanding at December 31, 2016	321	172
Additional paid in capital	338,732	172,100
Retained earnings	1,599	4,103
Cumulative dividends	(18,610)	(14,473)
Non-controlling interests in operating partnership	67,228	53,692
Total equity	389,270	215,594

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$971,267	$655,529

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2017 and 2016

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES:
Rental income (See Note 2)	$6,803	$4,417
Tenant reimbursements	104	69
Other revenue	243	206
Total operating revenues	7,150	4,692

OPERATING EXPENSES
Depreciation, depletion, and other amortization	1,487	317
Property operating expenses	1,803	440
Acquisition and due diligence costs	515	57
General and administrative expenses	2,081	1,526
Legal and accounting	399	367
Other operating expenses	157	89
Total operating expenses	6,442	2,796
OPERATING INCOME	708	1,896

OTHER (INCOME) EXPENSE:
Other income	(6)	(28)
Interest expense	2,715	3,854
Total other expense	2,709	3,826

Net loss before income tax expense	(2,001)	(1,930)

Income tax expense	—	—

NET LOSS	(2,001)	(1,930)

Net loss attributable to non-controlling interests in operating partnership	375	475
Net loss attributable to redeemable non-controlling interests in operating partnership	—	101

Net loss attributable to the Company	(1,626)	(1,354)

Nonforfeitable distributions allocated to unvested restricted shares	(43)	(30)
Distributions on redeemable non-controlling interests in operating partnership, common units	—	(113)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(878)	(283)

Net loss available to common stockholders of Farmland Partners Inc.	$(2,547)	$(1,780)

Basic and diluted per common share data:
Basic net loss available to common stockholders	$(0.10)	$(0.15)
Diluted net loss available to common stockholders	$(0.10)	$(0.15)
Basic weighted average common shares outstanding	26,699	11,834
Diluted weighted average common shares outstanding	26,699	11,834
Dividends declared per common share	$0.1275	$0.1275

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity

For the three months ended March 31, 2017 and 2016

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional	Retained		Interests in
			Paid-in	Earnings	Cumulative	Operating	Total
	Shares	Par Value	Capital	(Deficit)	Dividends	Partnership	Equity
Balance at December 31, 2015	11,979	$118	$114,783	$659	$(7,188)	$30,162	$138,534

Net income	—	—	—	(1,354)	—	(475)	(1,829)
Grant of unvested restricted stock	96	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	(1)	—	—	—	(1)
Stock based compensation	—	—	244	—	—	—	244
Dividends accrued or paid	—	—	(283)	—	(1,540)	(753)	(2,576)
Issuance of OP units as partial consideration for asset acquisition	—	—	—	—	—	28,826	28,826
Adjustment to arrive at redemption value of redeemable non-controlling interests in Operating Partnrship	—	—	(38)	—	—	—	(38)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	3,466	—	—	(3,466)	—
Balance at March 31, 2016	12,072	$118	$118,171	$(695)	$(8,728)	$54,294	$163,160

Balance at December 31, 2016	17,351	172	172,100	4,103	(14,473)	53,692	215,594

Net income	—	—	—	(1,626)	—	(375)	(2,001)
Issuance of stock under the at-the-market offering, net of costs of $60	—	—	(60)	—	—	—	(60)
Grant of unvested restricted stock	187	—	—	—	—	—	—
Stock based compensation	—	—	428	—	—	—	428
Dividends accrued or paid	—	—	—	(878)	(4,137)	(854)	(5,869)
Issuance of stock as partial consideration for business combination	14,781	148	168,503	—	—	—	168,651
Issuance of OP units as partial consideration for business combination	—	—	—	—	—	2,493	2,493
Issuance of OP units as partial consideration for asset acquisitions	—	—	—	—	—	10,034	10,034
Conversion of OP units to shares of common stock	129	1	1,034	—	—	(1,035)	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(3,273)	—	—	3,273	—
Balance at March 31, 2017	32,448	$321	$338,732	$1,599	$(18,610)	$67,228	$389,270

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,001)	$(1,930)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, and other amortization	1,487	317
Amortization of deferred financing fees and discounts/premiums on debt	65	200
Amortization of net origination fees related to notes receivable	(1)	(3)
Amortization of below market leases	—	(43)
Stock based compensation	428	243
Loss on disposition of assets	(3)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,117	(1,018)
Increase in interest receivable	52	4
Increase in other assets	(822)	(192)
Decrease in inventory	183	24
Increase in accrued interest	338	857
(Decrease) increase in accrued expenses	(13,759)	9
Increase in deferred revenue	9,094	7,234
Increase in accrued property taxes	211	78
Net cash (used in) provided by operating activities	(2,611)	5,780
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions, net of cash acquired	(79,220)	(93,187)
Real estate and other improvements	(3,947)	(698)
Principal receipts on notes receivable	801	50
Issuance of note receivable	(2,255)	—
Net cash used in investing activities	(84,621)	(93,835)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable and lines of credit	52,918	159,000
Repayments on mortgage notes payable	—	(56,000)
Payment of offering costs	(91)	—
Payment of debt issuance costs	(545)	(667)
Dividends on common stock	(2,212)	(1,527)
Distribution on Preferred Units	(2,915)	—
Distributions to non-controlling interests in operating partnership, common	(726)	(533)
Net cash provided by financing activities	46,429	100,273
NET (DECREASE) INCREASE IN CASH	(40,803)	12,218
CASH, BEGINNING OF PERIOD	47,166	23,514
CASH, END OF PERIOD	$6,363	$35,732
Cash paid during period for interest	$2,461	$2,804
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$4,137	$2,404
Distributions payable, common units	$855	$—
Distributions payable, preferred units	$878	$283
Additions to real estate improvements included in accrued expenses	$2,140	$51
Financing fees included in accrued expenses	$—	$3
Issuance of common stock and equity from non-controlling interests in operating partnership in conjunction with acquisitions	$181,178	$145,826
Deferred offering costs amortized through equity in the period	$60	$—
Real estate acquisition costs included in accrued expenses	$42	$6
Offering costs included in accrued expenses	$119	$—

See accompanying notes.

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of March 31, 2017, the Company owned a portfolio of approximately 150,781 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2017, the Company owned a 82.9% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A common units of limited partnership interest in the Operating Partnership (“OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred units”)). Unlike holders of our common stock, holders of OP units and Preferred units do not have voting rights or the power to direct our affairs.

The Company elected  to be taxed as a real estate investment trust, (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of March 31, 2017, the TRS performs these custom farming operations on 716 acres of farmland owned by the Company and located in Florida and California.

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

At the effective time of the Company Merger, each share of common stock of AFCO, par value $0.01 per share (“AFCO Common Stock”), issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by the Company or the Operating Partnership or any wholly owned subsidiary of the Company or the Operating Partnership), was automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of the Company’s common stock (the “Company Merger Consideration”). In addition, in connection with the Company Merger, each outstanding AFCO restricted stock unit that had become fully earned and vested in accordance with its terms was, at the effective time of the Company Merger, converted into the right to receive the Company Merger Consideration. The Company issued 14,763,604 shares of its common stock as consideration in the Company Merger, 17,373 shares of its common stock in respect of fully earned and vested AFCO restricted stock units, and 218,525 OP units in connection with the Partnership Merger at a share price of $11.41 per share on the date of the merger for a total consideration of $171.1 million, net of $75.0 million in assumed debt.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended March 31, 2017 and 2016 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three months ended March 31, 2017 and 2016 is unaudited.  The accompanying financial statements for the three months ended March 31, 2017 and 2016 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2017.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of actual operating results for the entire year ending December 31, 2017.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.

Real Estate Acquisitions

The Company accounts for all acquisitions in accordance with the business combinations standard. When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable assets or a group or similar assets and contains acquired inputs, processes and outputs, these acquisitions are accounted for as a business combination.

The Company considers single identifiable assets as tangible assets that are attached to and cannot be physically removed and used separately from another tangible asset without incurring significant cost or significant diminution in utility or fair value. The Company considers similar assets as assets that have a similar nature and risk characteristics.

Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines, and perennial crops), and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets by valuing the land as if it were unimproved. The Company values improvements, including permanent plantings and grain facilities, at replacement cost, adjusted for depreciation.

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

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of March 31, 2016, all below market leases had been fully amortized, with amortization totaling $43,085 recorded in the three months ended March 31, 2016. As of December 31, 2016, all below market leases had been fully amortized. There were no above market leases in the three months ended March 31, 2017 or the year ended December 31, 2016.

As of March 31, 2017 and 2016, the Company had $1.1 million and $0 respectively recorded for in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs will be expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred.

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

Using information available at the time of business combination, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities.  During the measurement period, which may be up to one year from the acquisition date, the Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crop was $0.2 million and $0.1 million, respectively, as of March 31, 2017 and 2016.

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

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

As of March 31, 2017 and December 31, 2016, respectively, inventory consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Harvested crop	$198	$283
	$198	$283

New or Revised Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. While the Company is still completing its assessment of the impact of this guidance, it does not believe that it will have a material impact on the financial statements as the majority of the Company’s contracts with customers relate to leases that fall within the scope of ASC 842. Other contract types undergoing evaluation are considered ancillary to the Company’s operations and financial statements. The amendments in this ASU are effective for annual and interim reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively for each reporting period presented at the time of adoption or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet determined which method of adoption will be used.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  While the Company is still completing its assessment of the impact of this guidance, the following is anticipated to reflect the primary effects of this guidance on the accounting and reporting: (i) for leases in which the Company is the lessee, the Company does not expect the guidance to have a material impact as there are only three operating leases for office space and for subleased property in Nebraska, these leases are not significant to the consolidated financial statements; (ii) for leases in which the Company is the lessor, the Company does not expect there to be a material impact as the majority of the Company’s leases do not contain a non-lease component. While the Company is expecting there to be other ancillary impacts for leases in which the Company is the lessor, they are not expected to be material to the consolidated financial statements. Under the new guidance lease procurement costs which were previously capitalized will be expensed as incurred. Lastly, under the new guidance, there are certain circumstances in which buyer-lessors in sale and leaseback transactions could potentially result in recording the transaction as a financial receivable if such transaction fails sale and leaseback criteria, which the Company is still evaluating. The standard is effective on January 1, 2019, with modified retrospective restatement for each reporting period presented at the time of adoption. Early adoption is permitted. The Company has not yet determined whether this guidance will be early adopted.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the definition of a business, (“ASU 2017-01”).  ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company has determined that with the adoption of this guidance some acquisitions that were deemed business combinations will be deemed asset acquisitions and costs associated with these asset acquisitions will be capitalized to the acquisition rather than being expensed. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company has determined to early adopt this guidance as of January 1, 2017.

Note 2—Revenue Recognition

For the majority of its leases, the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remainder of the lease payment due in the second half of the year. The rental income received is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Leases in place as of March 31, 2017 have terms ranging from one to ten years. Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2017 and December 31, 2016, the Company had $13.9 million and $1.0 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three ended March 31, 2017 and 2016:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2017	2016
Leases in effect at the beginning of the year	$3,155	$3,582
Leases entered into during the year	3,648	835
	$6,803	$4,417

Future minimum lease payments from tenants under all non-cancelable leases in place as of March 31, 2017, including lease advances, when contractually due, but excluding tenant reimbursement of expenses for the remainder of 2017 and each of the next four years and thereafter as of March 31, 2017 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2017 (remaining nine months)	$12,953
2018	24,405
2019	17,548
2020	6,464
2021	2,861
Thereafter	4,095
$68,326

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility and title has transferred.  Revenues from the sale of harvested crops totaling $0.2 million and $0.1 million were recognized during the three months ended March 31, 2017 and 2016, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2017 and 2016, the Company had no tenant concentrations with revenue greater than 10% of total revenue. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2017 and 2016 and rental income recorded by the Company for the three months ended March 31, 2017 and 2016 by location of the farms:

	Approximate %		Rental Income(1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm(2)	2017	2016	2017	2016
Corn Belt	31.6%	30.9%	46.3%	28.6%
Delta + South	18.3%	22.6%	9.7%	11.7%
High Plains	19.3%	23.7%	9.9%	17.4%
Southeast	26.5%	22.8%	17.2%	42.3%
West Coast	4.3%	—%	16.9%	—%
	100.0%	100.0%	100.0%	100.0%

(1)

Due to regional disparities in the use of leases with crop share components and seasonal variations in the recognition of crop share revenue, regional comparisons by rental income are not fully representative of each region's income producing capacity until a full year is taken into account.

(2)

Corn Belt includes farms located in Illinois, Michigan, and eastern Nebraska. Delta + South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and Texas. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina, and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  During the three months ended March 31, 2017 and 2016, the Company incurred costs of $83,791 and $47,053, respectively, from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

During the three months ended March 31, 2017, the Company completed 11 acquisitions which were accounted for as asset acquisitions in Illinois, South Carolina, Michigan, Georgia, Kansas, California, and Colorado. Consideration totaled $98.6 million and was comprised of both cash and OP units.  No intangible assets were acquired through these acquisitions.

During the three months ended March 31, 2016, the Company completed 7 acquisitions which were accounted for as asset acquisitions in Georgia, Texas, Illinois, and Louisiana.  Consideration totaled $237.9 million and was comprised of both cash, OP units, and preferred units.  No intangible assets were acquired through these acquisitions.

The following outlines the preliminary fair value allocation of the assets and liabilities acquired as a result of the completion of the AFCO Mergers accounted for as a business combination as of March 31, 2017:

($ in thousands)
Land, at cost	$180,309
Irrigation improvements	26,045
Permanent plantings	48,308
Buildings	1,493
In-place leases(1)	1,139
Lease origination costs	264
Cash	3,832
Other	1,250
Inventory	99
Accrued expenses	(16,595)
Gross Total Consideration	246,144
Mortgage notes and bonds payable, net	(75,000)
Total Consideration	$171,144

(1)	Weighted average amortization period of the in-place lease liability is 3 years.

The following outlines the fair value calculation of the assets and liabilities acquired as a result of the completion of a Michigan acquisition accounted for as a business combination as of March 31, 2016:

($ in thousands)
Land, at cost	$779
Irrigation improvements	63
Permanent plantings	788
Total Consideration	$1,630

The Company has included the results of operations for the acquired real estate in the consolidated statements of operations from the dates of acquisition. The real estate acquired in business combinations during the three months ended March 31, 2017 contributed $1.8 million to total revenue and $0.7 million to net loss (including related real estate acquisition and due diligence costs of $0.2 million).

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combination outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

The unaudited pro forma information is presented below as if the real estate acquired in the business combination during the three months ended March 31, 2017 had been acquired on January 1, 2017, and January 1, 2016.

	For the three months ended
($ in thousands)	March 31,
Proforma (unaudited)	2017	2016
Revenue	$7,150	$4,692
Proforma estimate(1)	993	2,793
Total operating revenue	$8,143	$7,485

Net loss	$(2,001)	$(1,930)
Proforma estimate	(367)	(1,032)
Total net loss	$(2,368)	$(2,962)

Earnings per share basic and diluted
Loss per basic share attributable to common stockholders	$(0.09)	$(0.25)
Loss per diluted share attributable to common stockholders	$(0.09)	$(0.25)
Weighted-average number of common shares - basic	26,699	11,834
Weighted-average number of common shares - diluted	26,699	11,834

(1)

Represents a linear extrapolation of revenues over the full quarter, and therefore does not take into account the irregularity of certain of the Company's revenue components, such as crop share lease payments.

Prudential Termination Agreement

On February 18, 2017,  the Company entered into a Termination Agreement (the “Termination Agreement”) with Prudential Capital Mortgage Company (the “Prudential Sub-Advisor”) pursuant to which the Company and the Prudential Sub-Advisor agreed to terminate, effective as of March 31, 2017, the Amended and Restated Sub-Advisory Agreement (the “Sub-Advisory Agreement”), dated as of October 23, 2015, by and among American Farmland Company, American Farmland Advisors, American Farmland Company L.P. and Prudential and certain related property management agreements (together with the Sub-Advisory Agreement, the “Prudential Agreements”).

The Termination Agreement provided that, as of March 31, 2017, Prudential will no longer provide services to the Company under the Prudential Agreements. The Company paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of approximately $0.2 million. The income statement impact to the Company for the period totaled $0.7 million with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the Mergers.

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

As of March 31, 2017 and December 31, 2016, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	March 31, 2017	December 31, 2016	Date
Mortgage Note(1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	240	980	3/16/2022
Mortgage Note (2)	Principal & interest due at maturity	2,194	-	3/16/2022
Total outstanding principal		4,234	2,780
Points paid, net of direct issuance costs		(3)	(4)
Interest receivable (net prepaid interest)		16	67
Total notes and interest receivable		$4,247	$2,843

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  The Company is currently in negotiations to extend the terms with the borrower.

(2)

The original note was renegotiated and a second note was entered into simultaneously, with the borrower during the quarter. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the second and fifth anniversary of the notes by the borrower.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of March 31, 2017 and December 31, 2016, the fair value of the notes receivable was $4.3 million and $2.8 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of March 31, 2017 and December 31, 2016, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			March 31,	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	Interest Rate Terms	2017	2017	2016	Date	2017
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	$20,700	$20,700	September 2017	$30,364
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460	5,460	October 2017	9,572
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680	10,680	November 2017	11,400
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400	13,400	December 2017	23,602
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860	30,860	December 2017	56,214
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915	14,915	April 2025	21,572
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,457
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,804
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,729
MetLife Term Loan #1(1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	90,000	90,000	March 2026	197,730
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	31,704
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	27,618
MetLife Term Loan #4(1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	30,621
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	—	January 2027	16,499
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	—	February 2027	54,280
Farm Credit of Central Florida	(2)	1 month LIBOR + 2.6875% adjusted monthly	2.56%	5,102	5,102	September 2023	9,693
Prudential	(3)	3.20%	3.20%	6,600	6,600	July 2019	11,542
Rutledge Line of Credit #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.25%	25,000	—	January 2022	46,060
Rutledge Line of Credit #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.25%	25,000	—	January 2022	55,099
Rutledge Line of Credit #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.25%	25,000	—	January 2022	63,370
Rutledge Line of Credit #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.25%	15,000	—	January 2022	42,440
Rutledge Line of Credit #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.25%	2,381	—	January 2022	48,856
Total outstanding principal				437,780	309,862		$895,226
Debt issuance costs, net				(1,589)	(1,193)
Unamortized premium				80	110
Total mortgage notes, lines of credit, and bonds payable, net				$436,271	$308,779

(1)

During the three months ended March 31, 2017 the Company converted the interest rate on MetLife Term Loans 1 and 4 from variable to fixed rates that can be adjusted to an adjustable rate every three years over their remaining terms.

(2)

Loan is an amortizing loan with quarterly interest payments that commence on January 1, 2017 and quarterly principal payments that commence on October 1, 2018, with all remaining principal and outstanding interest due at maturity.

(3)

Loan is an amortizing loan with semi-annual principal and interest payments that commence on July 1, 2017 and quarterly principal payments that commence on October 1, 2018, with all remaining principal and outstanding interest due at maturity.

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

Farmer Mac Facility

The Company and the Operating Partnership are parties to the Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015 and amended as of June 2, 2015 and August 3, 2015 (the “Bond Purchase Agreement”), with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of $165.0 million.  Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by the Company. The mortgage loans may have effective loan-to-value of up to 60%.  Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

As of March 31, 2017 and December 31, 2016, the Operating Partnership had approximately $155.5 million and approximately $155.5 million outstanding, respectively, under the Farmer Mac Facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%;  a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at March 31, 2017.

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

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the three months ended March 31, 2016, the Company accrued and paid debt issuance costs on the Bridge Loan totaling $173,907, and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan's principal amount was considered additional interest paid on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

MetLife Term Loans

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “First MetLife Loan Agreement”) and, together with the Second MetLife Loan Agreement, the “MetLife Loan Agreements”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a total of $127.0 million of term loans, comprised of (i) a $90.0 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4, Term Loan 5 and Term Loan 6 described below, the “MetLife Term Loans”). The proceeds of the Initial MetLife Term Loans were used to repay existing debt (including amounts outstanding under the Bridge Loan), to acquire additional properties and for general corporate purposes. Each Initial MetLife Term Loan is collateralized by first lien mortgages on certain of the Company’s properties.

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Second MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $15.7 million to the Company with a maturity date of June 29, 2026 (“Term Loan 4”). Interest on Term Loan 4 is payable semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year to an interest rate equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. Term Loan 4 initially bears interest at a rate of 2.39% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.60% per annum. Effective March 29, 2017, the Company exercised its option to convert the interest rate on Term Loan 4 from a floating rate to an adjustable rate.  The new adjustable rate is 3.48% which may be adjusted by MetLife on each of March 29, 2020 and March 29, 2023.Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

Interest on Term Loan 1 is payable semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 bore interest at a rate of 2.40% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.60% per annum. Effective March 29, 2017, the Company exercised its option to convert the interest rate on Term Loan 4 from a floating rate to an adjustable rate.  The new adjustable rate is 3.48% which may be adjusted by MetLife on each of March 29, 2020 and March 29, 2023.Subject to certain conditions, the Company may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, the Company may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

Interest on Term Loan 2 and Term Loan 3 is payable semi-annually and accrues at an initial rate of 2.66% per annum, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 2 and Term Loan 3.

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

On January 12, 2017, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Fifth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $8.4 million to the Company with a maturity date of January 12, 2027 (“Term Loan 5”). Interest on Term Loan 5 is payable semi-annually and accrues at a 3.26% per annum fixed rate, and may be adjusted by MetLife on each of Janaury 12, 2020, January 12, 2023 and

January 12, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 5 were used to acquire additional properties and for general corporate purposes.

In connection with the Term Loan 5, on January 12, 2017, the Company and the Operating Partnership each entered separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Fifth MetLife Loan Agreement.

On February 14, 2017, a wholly owned subsidiary of the Operating Partnership, entered into a loan agreement (the “Sixth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $27.2 million to the Company with a maturity date of February 14, 2027 (“Term Loan 6”). Interest on Term Loan 6 is payable semi-annually and accrues at a 3.21% per annum fixed rate, and may be adjusted by MetLife on each of February 14, 2020, February 14, 2023 and February 14, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 6 were used to acquire additional properties.

In connection with the Term Loan 6, on February 14, 2017, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Sixth MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of March 31, 2017.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of March 31, 2017 and December 31, 2016, approximately $5.1 million had been drawn down under this facility.  Interest on Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from Farm Credit Mortgage Note are to be used for the acquisition and development of additional land.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

As of March 31, 2017 there was $5.1 million outstanding under the Farm Credit Mortgage Note.  As of March 31, 2017, we were in compliance with all covenants under the Farm Credit Mortgage Note Agreements.

Prudential  Note

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

Beginning on December 21, 2017, the Prudential Note requires the Company to maintain a loan to value no greater than 60%.

Rutledge Credit Facilities

Upon closing of the AFCO Mergers, by virtue of AFCO OP becoming a subsidiary of the Company, the Company assumed AFCO’s outstanding indebtedness under four loan agreements (the “Existing Rutledge Loan Agreements”) between AFCO OP and Rutledge Investment Company (“Rutledge”), which are further described below:

1.

Loan Agreement, dated as of December 5, 2013, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

2.

Loan Agreement, dated as of January 14, 2015, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of  3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

3.

Loan Agreement, dated as of August 18, 2015, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

4.

Loan Agreement, dated as of December 22, 2015, with respect to a $15,000,000 senior secured credit facility bearing interest at an annual rate of  3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance over the loan amount of the prior three-month period.

In connection with the completion of the AFCO Mergers, on February 3, 2017, AFCO OP, in its capacity as a wholly owned subsidiary of the Company and the Operating Partnership, and Rutledge entered into the Second Amendment (the “Rutledge Amendment”) to the Existing Rutledge Loan Agreements. Pursuant to the Rutledge Amendment, among other things, the maturity dates for each of the Existing Rutledge Loan Agreements were extended to January 1, 2022 and the aggregate loan value under the Existing Rutledge Loan Agreements may not exceed 50% of the appraised value of the collateralized properties. Certain AFCO properties acquired by the Company in the Mergers serve as collateral under the Existing Rutledge Loan Agreements.

On February 3, 2017, the Company and the Operating Partnership each entered into guaranty agreements (the “Existing Loan Guarantees”) pursuant to which they will unconditionally guarantee the obligations of AFCO OP under the Existing Loan Agreements.

In addition, in connection with the completion of the Mergers, on February 3, 2017, AFCO OP entered into a fifth loan agreement with Rutledge Investment Company (the “Fifth Rutledge Loan Agreement” and together with the Existing Rutledge Loan Agreements, as amended, the “Rutledge Loan Agreements”), with respect to a senior secured credit facility in the aggregate amount of $30.0 million, with a maturity date of January 1, 2022 and an annual interest rate of LIBOR plus 1.3%. The Fifth Rutledge Loan Agreement requires AFCO OP to make quarterly interest payments. Additionally, the Fifth Rutledge Loan Agreement contains certain customary affirmative and negative covenants, including (i) AFCO OP must pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount during the prior three-month period, (ii) AFCO OP must maintain a leverage ratio of 60% or less and (iii) the aggregate amounts outstanding under all of the Rutledge Loans may not exceed 50% of the aggregate appraised value of the properties serving as collateral under the Rutledge Loan Agreements.

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of March 31, 2017 $27.6 million remains available under this facility.

As of March 31, 2017, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the three months ended March 31, 2017, $574,190 in costs were incurred in conjunction with the MetLife and Rutledge Term Loans. During the three months ended March 31, 2016, the Company paid 4% of the principal amount of the MSD Bridge Loan, or $2,120,000 as additional interest on issuance. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.3 million and $0.7 million as of March 31, 2017 and December 31, 2016, respectively.

Aggregate Maturities

As of March 31, 2017, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2017 (remaining nine months)	$81,100
2018	—
2019	6,600
2020	48,300
2021	—
Thereafter	301,780
$437,780

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2017 and December 31, 2016, the fair value of the mortgage notes payable was $434.4 million and $300.1 million, respectively.

Note 8—Commitments and Contingencies

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against AFCO, seeking to represent a proposed class of all AFCO stockholders captioned Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint names as defendants AFCO, the members of AFCO’s board of directors, AFCO OP, the Company, the Operating Partnership, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC.  The complaint alleges that the AFCO directors breached their duties to AFCO in connection with the evaluation and approval of the AFCO Mergers. In addition, the complaint alleges, among other things, that AFCO, AFCO OP, the Company, Farmland Partners OP GP LLC, FPI Heartland LLC, FPI Heartland Operating Partnership, LP and FPI Heartland GP LLC aided and abetted those breaches of duties. On April 18, 2017, the court approved an order to dismiss the lawsuit without prejudice.

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June of 2016, and increases annually thereafter.  The Company also entered into two annual leases for farmland and office space on January 1, 2017 and February 2, 2017, respectively. As of March 31, 2017, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2017 (remaining nine months)	$117
2018	126
2019	74
2020	—
2021	—
$317

A sale of any of the 38 properties contributed to the Company’s portfolio at the time of its initial public offering that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions, which occurred on April 16, 2014. Furthermore, if any such sale or defeasance is foreseeable, the Company is required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the OP units.

The Company entered into a lease agreement in which the Company agreed to complete certain improvement projects on one Florida farm and four South Carolina farms. As of March 31, 2017, future capital commitments associated with the projects are as follows:

($ in thousands)	Future Capital
Year Ending December 31,	Commitments
2017 (remaining nine months)	$8,522
2018	845
$9,367

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of March 31, 2017 and December 31, 2016 the Company owned a 82.9% and 75.1% interest, respectively, in the Operating Partnership, and the remaining 18.7% and 24.9% interest, respectively, is included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership is held in the form of OP units and Preferred units.

On or after 12 months of becoming a holder of OP units, unless the terms of an agreement with such OP unit holder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. On March 27, 2017 the Company issued 129,174 shares of common stock in exchange for 129,174 OP units that had been tendered for redemption. There were 5.5 million and 3.0 million outstanding OP units eligible to be tendered for redemption as of March 31, 2017 and December 31, 2016, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of the IPO, the Company’s common stock offerings in July 2014 and July 2015, the ATM Program (as defined below), the issuance of stock compensation, and common stock and OP units issued as partial consideration for certain acquisitions, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the three months ended March 31, 2017 and 2016.  During the first three months of 2017 the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $3.3 million. During the period ended March 31, 2016, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $3.5 million.

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

Redeemable Non-controlling Interests in Operating Partnership, Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No.1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Preferred units. Under the Amendment, among other things, each Preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to additional paid in capital.  On March 2, 2016, 117,000 Preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Preferred units are entitled to a priority distribution ahead of OP units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of March 31, 2017 and 2016 was $117,877,500 and $117,283,000, respectively, including accrued distributions.

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

The Preferred units are accounted for as mezzanine equity on the consolidated balance sheet as the units are convertible and redeemable for shares at a fixed and determinable price and date at the option of the holder and upon the occurrence of an event not solely within the control of the Company.

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2017 and 2016:

	Common		Preferred
($ in thousands)	Redeemable OP units	Redeemable non-controlling interests	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2015	884	$9,695	—	$—
Issuance of redeemable OP units as partial consideration for real estate acquisition	—	—	117	117,000
Net income attributable to non-controlling interest	—	(101)	—	—
Accrued distributions to non-controlling interest	—	(113)	—	283
Adjustment to arrive at redemption value of non-controlling interests in Operating Partnership, common units	—	38	—	—
Balance at March 31, 2016	884	$9,519	117	$117,283

Balance at December 31, 2016	—	$—	117	$119,915
Distributions paid to non-controlling interest	—	—	—	(2,915)
Accrued distributions to non-controlling interest	—	—	—	878
Balance at March 31, 2017	—	$—	117	$117,878

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of OP units for the three months ended March 31, 2017 and the year ended December 31, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit

2017	February 22, 2017	April 1, 2017	April 14, 2017	$0.1275

2016	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275
	May 9, 2016	July 1, 2016	July 15, 2016	0.1275
	August 3, 2016	September 30, 2016	October 14, 2016	0.1275
	November 3, 2016	January 2, 2016	January 13, 2016	0.1275
				$0.5100

Additionally, in connection with the 3.00% cumulative preferential distribution on the Preferred units, the Company has accrued $0.9 million in distributions payable as of March 31, 2017.  The distributions are payable annually in arrears on January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund repurchases under the program using cash on hand.  There were no repurchases made during the three months ended March 31, 2017.

Equity Incentive Plan

On May 5, 2015, the Company’s stockholders approved the amendment and restatement of the Farmland Partners Inc. 2014 Equity Incentive Plan (the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to 0.6 million shares (including the 0.3 million shares of restricted common stock that have been granted to the Company’s executive officers, certain of the Company’s employees, the Company’s non-executive directors and Jesse J. Hough, the Company’s consultant). As of March 31, 2017, there were 0.1 million of shares available for future grant under the Plan.

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

A summary of the nonvested shares as of March 31, 2017 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2016	189	$11.98
Granted	187	11.34
Vested	(34)	10.71
Forfeited	—	—
Unvested at March 31, 2017	342	$11.75

For the three months ended March 31, 2017 and 2016, the Company recognized $0.4 million and $0.2 million, respectively, of stock-based compensation expense related to these restricted stock awards.  As of March 31, 2017 and December 31, 2016, there were $2.9 million and $1.2 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 2.1 years.  The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations.  As a result of changes in the fair value of the nonvested shares, the Company recorded an increase in stock based compensation of $157 for the three months ended March 31, 2017 and a decrease of $11,792 for the three months ended March 31, 2016.

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan increased the aggregate number of shares of the Company’s common stock reserved for issuance to 1,265,851 (including the 529,195 shares of restricted common stock that have been issued uner the Plan and 750,000 shares reserved for future issuance).

At-the-Market Offering Program (the “ATM Program”)

On September 15, 2015, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $25 million. During the three months ended March 31, 2017 and 2016, the Company made no sales under the ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $78,543 and $0 in offering costs during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had $275,560 and $216,027 respectively in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended
	March 31,
(in thousands except per share amounts)	2017	2016
Numerator:
Net loss attributable to Farmland Partners Inc.	$(1,626)	$(1,354)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(43)	(30)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, common	—	(113)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(878)	(283)
Net income (loss) attributable to common stockholders	$(2,547)	$(1,780)

Denominator:
Weighted-average number of common shares - basic	26,699	11,834
Conversion of preferred units(1)	—	—
Unvested restricted shares(1)	—	—
Redeemable non-controlling interest(1)	—	—
Weighted-average number of common shares - diluted	26,699	11,834

Loss per share attributable to common stockholders - basic	$(0.10)	$(0.15)

(1)	Anti-dilutive for the three months ended March 31, 2017 and 2016.

Unvested shares of the Company’s restricted common stock are, and until May 26, 2016, the Excess Units were, considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. On May 25, 2016, the Company obtained stockholder approval allowing the Company to issue shares of common stock upon the redemption of the Excess Units, which allowed the Company to remove the Excess Units from the mezzanine section of the consolidated balance sheets. As such, as of March 31, 2017, the Company no longer has any OP units included as redeemable non-controlling interests outstanding in the mezzanine section of the consolidated balance sheets.

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of OP units held by the non-controlling interest was 6.2 million and 4.2 million for the three months ended March 31, 2017 and 2016, respectively.

The outstanding Preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation.  During the first three months of 2017 and 2016, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three months ended March 31, 2017 and 2016, diluted weighted average common shares do not include the impact of 342,394 and 237,575 shares, respectively, of unvested restricted shares of common stock. For the three months ended March 31, 2017 and 2016, diluted weighted average common shares do not include the impact of 0.2 million and 0.2 million, respectively, unvested compensation-related shares. The effect of these items on diluted earnings per share would be anti-dilutive.

The following equity awards and units are outstanding as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017	December 31, 2016
Shares	32,106	17,163
OP Units	6,702	5,692
Unvested RSAs	342	188
	39,150	23,043

Note 10—Subsequent Events

See “Note 8—Commitments and Contingencies” for information about the dismissal of the lawsuit regarding the AFCO Mergers.

Subsequent to March 31, 2017, the Company completed 3 acquisitions which are expected to be accounted for as asset acquisitions in South Dakota, Illinois, and Georgia. Consideration totaled $7.6 million in cash.

On April 27, 2017, the Company entered into a promissory note agreement with a tenant farmer to provide $1,647,000 in the form of a term note.  The note has a fixed annual interest rate with principal and all accrued interest due at maturity on April 27, 2018.  The note is secured by a first mortgage on farm real estate.

On May 9, 2017, the Company’s board of directors declared a distribution of $0.1275 per share of common stock and OP unit payable on July 14, 2017 to holders of record as of June 30, 2017.

See “Note 9—Stockholders Equity and Non-Controlling Interest” for information about the Second Amended Plan adopted by the Company’s stockholders on May 3, 2017.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our  consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities Exchange Commission (“SEC”) on February 23, 2017, which is accessible on the SEC’s website at www.sec.gov.  References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning our proposed acquisition of American Farmland Company, projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 152,610 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, Texas, and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 75% of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% of the acres in  our portfolio produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

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

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2017 we own a 82.9% interest in the Operating Partnership. See Note 9 to our consolidated financial statements for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region:

Region(1)	Total Acres
Corn Belt	47,394
Delta + South	27,435
High Plains	31,504
Southeast	39,805
West Coast	6,472
152,610

(1)

Corn Belt includes farms located in Illinois, Michigan, eastern Nebraska. Delta + South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and Texas. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina, and Virginia. West Coast includes farms located in California.

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of development properties (approximately 716 acres as of March 31, 2017) relying on custom farming contracts with local farm operators.  Additionally, the TRS operates a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing power and create cost savings through bulk orders.

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

Prudential Termination Agreement

On February 18, 2017, we entered into a Termination Agreement (the “Termination Agreement”) with Prudential Capital Mortgage Company (“the Prudential Sub-Advisor”) pursuant to which we and the Prudential Sub-Advisor agreed to terminate, effective as of March 31, 2017, the Amended and Restated Sub-Advisory Agreement (the “Sub-Advisory Agreement”), dated as of October 23, 2015, by and among American Farmland Company, American Farmland Advisors, American Farmland Company L.P. and Prudential and certain related property management agreements (together with the Sub-Advisory Agreement, the “Prudential Agreements”).

The Termination Agreement provided that, as of March 31, 2017, Prudential will no longer provide services to us under the Prudential Agreements. We paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of $0.2 million. The income statement impact to the Company for the period ended March 31, 2017 totaled $0.7 million with the remaining $0.9 million being included in the accruals a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the Mergers.

Completed Acquisitions

Since December 31, 2016, we have completed 15 acquisitions (14 acquisitions accounted for as asset acquisitions and 1 acquisition accounted for as a business combination) in Illinois, South Carolina, Michigan, Georgia, Kansas, California, Colorado, Alabama, Florida, Arkansas, and South Dakota. Consideration totaled $277.3 million and was comprised of cash, OP units, and preferred units.

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

Lease Expirations

Farm leases are generally short-term in nature.  As of March 31, 2017, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents
2017 (remaining nine months)	29,910	19.7%	$11,495	11.8%
2018	33,588	22.1%	17,977	18.4%
2019	57,203	37.7%	31,349	32.2%
2020	12,198	8.0%	17,233	17.7%
2021	13,184	8.7%	10,140	10.4%
2022 and beyond	5,581	3.8%	9,255	9.5%
	151,664	100.0%	$97,449	100.0%

As of March 31, 2017, we had 72,432 acres for which lease payments are based on a percentage of farming revenues and 716 acres that are leased to our taxable REIT subsidiary, which are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We expect market rents in the coming year to be flat.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many primary crops, particularly corn, experienced meaningful declines in 2014, 2015, and 2016. We do not believe such declines represent a trend over the long term. Rather, we believe those declines represented a combination of correction to historical norms (adjusted for inflation) and high yields induced by farmer planting decisions and unusually favorable weather patterns. We expect that continued long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time. We expect pricing across specialty crops to generally remain firm relative to 2016 as U.S. and global consumer demand remains strong and supply is broadly balanced to demand. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

Critical Accounting Policies and Estimates

Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

	For the three months ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
OPERATING REVENUES:
Rental income	$6,803	$4,417	$2,386	54%
Tenant reimbursements	104	69	35	51%
Other revenue	243	206	37	18%
Total operating revenues	7,150	4,692	2,458	52%

OPERATING EXPENSES
Depreciation, depletion and other amortization	1,487	317	1,170	369%
Property operating expenses	1,803	440	1,363	310%
Acquisition and due diligence costs	515	57	458	804%
General and administrative expenses	2,081	1,526	555	36%
Legal and accounting	399	367	32	9%
Other operating expenses	157	89	68	76%
Total operating expenses	6,442	2,796	3,646	130%
OPERATING INCOME	708	1,896	(1,188)	(63)%

OTHER (INCOME) EXPENSE:
Other income	(6)	(28)	22	(79)%
Interest expense	2,715	3,854	(1,139)	(30)%
Total other expense	2,709	3,826	(1,117)	(29)%

Net loss before income tax expense	(2,001)	(1,930)	(71)	4%

Income tax expense	—	—	—	NM

NET LOSS	$(2,001)	$(1,930)	$(71)	4%

NM=Not Meaningful

Our rental income for the period presented was impacted by the sixteen acquisitions completed in the last three quarters of 2016 and, to a greater extent, the eleven acquisitions and AFCO Mergers completed in the first quarter of 2017. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 134 farms on 74,420 acres which approximates 49% of our total portfolio as of March 31, 2017.

Total rental income under cash leases for the same-property portfolio decreased to $2.1 million for the three months ended March 31, 2017, from $3.7 million for the three months ended March 31, 2016, as a result of average annual rent for the same-property portfolio decreasing year over year to $140 per acre in the first quarter of 2017 from $215 in the comparative three-month period ended March 31, 2016. This decrease is primarily due to the fact that more of our leases now require the tenant to pay a portion of its rent through crop sharing rather than through cash rental payments.  Under GAAP, we cannot recognize crop share revenue until our tenant has a contractual agreement to sell the crop, therefore such revenue is not included in our results of operations for the three months ended March 31, 2017.  Additionally, this decrease is driven by the timing of when leases were signed in the quarter and the commencement of when this revenue is recorded under GAAP.

Total rental income increased $2.4 million, or 54%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily resulting from the completion of 27 acquisitions and the AFCO Mergers after March 31, 2016.  For the three months ended March 31, 2017, the average annual cash rent for the entire portfolio declined to $199 per acre from $209 per acre for the same period in 2016 due to the fact that more of our leases include a larger amount of crop share revenue which is not included within these calculations as discussed above.

Revenues recognized from tenant reimbursement of property taxes increased 51%. This increase is the result of an increased number of leases requiring reimbursement of property taxes to the Company by the tenant.

Other revenues totaled $243,000 during the three months ended March 31, 2017, compared to $206,000 in the comparative three-month period ended March 31, 2016. The $243,000 recognized in the three months ended March 31, 2017 consisted of $186,000 realized on crop sales from our farming operation in the TRS, in addition to $57,000 earned on interest and amortization of net loan fees from notes receivable compared to $149,000 and $57,000, respectively, recognized in the three months ended March 31, 2016. The TRS was formed in March 2015 with the sales recognized in the first quarter of 2016 representing the first revenues generated by the entity. Mortgage notes receivable totaled $4.2 million as of March 31, 2017 compared to $2.8 million as of March 31, 2016.

Depreciation and depletion expense increased $1.2 million, or 369%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, as a result of acquiring approximately $3.4 million in depreciable assets in the last three quarters of 2016 and an additional $84.3 million in depreciable assets during the first quarter of 2017. Additionally, approximately $4.4 million was invested in property improvements during the last three quarters of 2016 along with $1.6 million in property improvements during the first quarter of 2017.

Property operating expenses increased $1.4 million, or 310%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily related to property taxes attributable to properties acquired since March 31, 2016. The increase in property operating expenses also includes an increase in expense relating to the Prudential contract assumed in the AFCO Mergers totaling $0.7 million compared to no such costs in the same period in 2016.

Acquisition and due diligence costs totaled $0.5 million for the three months ended March 31, 2017 as compared to $0.0 million recognized in the same period of the prior year.  The acquisition and due diligence costs recognized in the three months ended March 31, 2017 primarily consisted of $0.2 million of costs related to the AFCO Mergers, with the remaining $0.3 million relating to ordinary property acquisition costs.

General and administrative expenses increased $0.6 million, or 36%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the three months ended March 31, 2017, employee compensation expenses increased $0.4 million which includes an increase in employee benefits expenses, as compared with the same period in 2016, due to an increase in the number of employees from 12 as of March 31, 2016 to 18 as of March 31, 2017. During the three months ended March 31, 2017, our public company costs increased due to increased investor relations, regulatory, and compliance activity in connection with conference attendance. This activity along with additional general and administrative expenses amounted to an increase of $0.2 million during the quarter ended March 31, 2017 compared to the prior year.

Legal and accounting expenses increased $32,000, or 9%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily as a result of increased costs related to transactions, including the AFCO Mergers, the continued growth of our portfolio and general corporate matters.

Other operating expenses totaling $157,000 during the three months ended March 31, 2017 is related to cost of crop sales on the $186,000 of revenue recognized on crop sales from our TRS’s farming operations, compared to other operating expenses totaling $89,000 during the three months ended March 31, 2016 related to cost of crop sales on the $149,000 of revenue recognized on crop sales in that period.

Interest expense decreased $1.1 million, or 30%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, as the result of the absence of additional interest expense during the three months ended March 31, 2017 related to interest and amortization of deferred loan fees associated with the $53.0 million Bridge Loan compared to $2.4 million during the three months ended March 31, 2016. The decrease was offset by an increase in our outstanding borrowings from $290.2 million as of March 31, 2016 to $437.8 million as of March 31, 2017. The increase in our total borrowings was primarily driven by the use of debt financing in acquiring new properties as well as acquired debt in the AFCO Mergers.

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

During 2017, $81.1 million of our borrowings will mature. Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects.  As of the date of this report, the Company has $18.7 million in capacity available under the Rutledge Loans (as defined below) and Farm Credit of Central Florida Mortgage Note (as defined below). We anticipate refinancing the debt due to mature in 2017 with the same or similar financial institutions and we are currently in discussions with existing lenders to do so. However, we can provide no assurances that we will be able to refinance the debt on similar terms or at all and thus alternative sources of capital may be necessary. To date, no such capital sources have been identified. As of March 31, 2017, we had $437.8 million of debt, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million. Through March 31, 2017, the Company has generated $11.1 million in net cash proceeds under the ATM Program which is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our board of directors.

Consolidated Indebtedness

Farmer Mac Facility

We are party to the Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015 and amended as of June 2, 2015 and August 3, 2015 (the “Bond Purchase Agreement”), with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities Corporation, a wholly owned subsidiary of Farmer Mac, as bond purchaser (the “Purchaser”), regarding a secured note purchase facility (the “Farmer Mac Facility”) that has a maximum borrowing capacity of $165.0 million. Pursuant to the Bond Purchase Agreement, the Operating Partnership may, from time to time, issue one or more bonds to the Purchaser that will be secured by pools of mortgage loans, which will, in turn, be secured by first liens on agricultural real estate owned by us. The mortgage loans may have effective loan-to-value of up to 60%.  Prepayment of each bond issuance is not permitted unless otherwise agreed upon by all parties to the Bond Purchase Agreement.

As of March 31, 2017 and December 31, 2016, we had approximately $155.5 million and approximately $155.5 million outstanding, respectively, under the Farmer Mac Facility. The Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. We were in compliance with all applicable covenants at March 31, 2017.

In connection with the Bond Purchase Agreement, on March 1, 2015, we and the Operating Partnership also entered into an amended and restated pledge and security agreement (the “Pledge Agreement”) in favor of the Purchaser and Farmer Mac, pursuant to which we and the Operating Partnership agreed to pledge, as collateral for the Farmer Mac Facility, all of their respective right, title and interest in (i) mortgage loans with a value at least equal to 100% of the aggregate principal amount of the outstanding bond held by the Purchaser and (ii) such additional collateral as necessary to have total collateral with a value at least equal to 110% of the outstanding notes held by the Purchaser. In addition, we agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Pledge Agreement.

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

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the three months ended March 31, 2016, we accrued and paid debt issuance costs on the Bridge Loan totaling $173,907, and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan’s principal amount was considered additional interest paid on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

MetLife Term Loans

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “First MetLife Loan Agreement” and together with the Second MetLife Loan Agreement, the “MetLife Loan Agreements”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a total of $127.0 million of term loans, comprised of (i) a $90.0 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4, Term Loan 5 and Term Loan 6 (described below), the “MetLife Term Loans”). The proceeds of the Initial MetLife Term Loans were used to repay existing debt (including amounts outstanding under the Bridge Loan), to acquire additional properties and for general corporate purposes. Each Initial MetLife Term Loan is collateralized by first lien mortgages on certain of our properties.

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Second MetLife Loan Agreement”) with MetLife, which provides for a loan of approximately $15.7 million to the Company with a maturity date of June 29, 2026 (“Term Loan 4”). Interest on Term Loan 4 is payable semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year to an interest rate equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. Term Loan 4 initially bears interest at a rate of 2.39% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.60% per annum. Effective March 29, 2017, the

Company exercised its option to convert the interest rate on Term Loan 4 from a floating rate to an adjustable rate.  The new adjustable rate is 3.48% which may be adjusted by MetLife on each of March 29, 2020 and March 29, 2023.  Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

Interest on Term Loan 1 is payable semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 bore interest at a rate of 2.40% per annum until September 29, 2016 and on September 29, 2016 the rate changed to 2.60% per annum. Effective March 29, 2017, the Company exercised its option to convert the interest rate on Term Loan 4 from a floating rate to an adjustable rate.  The new adjustable rate is 3.48% which may be adjusted by MetLife on each of March 29, 2020 and March 29, 2023.  Subject to certain conditions, we may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, we may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

Interest on Term Loan 2 and Term Loan 3 is payable semi-annually and accrues at an initial rate of 2.66% per annum, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to our properties securing Term Loan 2 and Term Loan 3.

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

On January 12, 2017, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Fifth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $8.4 million to the Company with a maturity date of January 12, 2027 (“Term Loan 5”). Interest on Term Loan 5 is payable semi-annually and accrues at a 3.26% per annum fixed rate, and may be adjusted by MetLife on each of Janaury 12, 2020, January 12, 2023 and January 12, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 5 were used to acquire additional properties and for general corporate purposes.

In connection with the Term Loan 5, on January 12, 2017, the Company and the Operating Partnership each entered separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Fifth MetLife Loan Agreement.

On February 14, 2017, a wholly owned subsidiary of the Operating Partnership, entered into a loan agreement (the “Sixth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $27.2 million to the Company with a maturity date of February 14, 2027 (“Term Loan 6”). Interest on Term Loan 6 is payable semi-annually and accrues at a 3.21% per annum fixed rate, and may be adjusted by MetLife on each of February 14, 2020, February 14, 2023 and

February 14, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 6 were used to acquire additional properties.

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

Each of the MetLife Loan Agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that secure the MetLife Term Loans. As of March 31, 2017 there was $178.2 million outstanding under the MetLife Term Loans and we were in compliance with all covenants under the MetLife Loan Agreements.

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023. As of March 31, 2017 and December 31, 2016, approximately $5.1 million had been drawn down under this facility. Interest on the Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875% which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from Farm Credit Mortgage Note are to be used for the acquisition and development of additional land.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring us to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

As of March 31, 2017 there was $5.1 million outstanding under the Farm Credit Mortgage Note. As of March 31, 2017, we were in compliance with all covenants under the Farm Credit Mortgage Note Agreements.

Prudential Note

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

Beginning on December 21, 2017, the Prudential Note requires the Company to maintain a loan to value no greater than 60%.

Rutledge Credit Facilities

Upon closing of the AFCO Mergers, by virtue of AFCO OP becoming a subsidiary of the Company, the Company assumed AFCO’s outstanding indebtedness under four loan agreements (the “Existing Rutledge Loan Agreements”) between AFCO OP and Rutledge Investment Company (“Rutledge”), which are further described below:

1.

Loan Agreement, dated as of December 5, 2013, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

2.

Loan Agreement, dated as of January 14, 2015, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

3.

Loan Agreement, dated as of August 18, 2015, with respect to a $25,000,000 senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

4.

Loan Agreement, dated as of December 22, 2015, with respect to a $15,000,000 senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance over the loan amount of the prior three-month period.

In connection with the completion of the AFCO Mergers, on February 3, 2017, AFCO OP, in its capacity as a wholly owned subsidiary of the Company and the Operating Partnership, and Rutledge entered into the Second Amendment and the “Rutledge Amendment”) to the Existing Rutledge Loan Agreements. Pursuant to the Rutledge Amendment, among other things, the maturity dates for each of the Existing Rutledge Loan Agreements were extended to January 1, 2022 and the aggregate loan value under the Existing Rutledge Loan Agreements may not exceed 50% of the appraised value of the collateralized properties.  Certain AFCO properties acquired by the Company in the AFCO Mergers serve as collateral under the Existing Rutledge Loan Agreements. As of March 31, 2017, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

On February 3, 2017, the Company and the Operating Partnership each entered into guaranty agreements (the “Existing Loan Guarantees”) pursuant to which they will unconditionally guarantee the obligtions of AFCO OP under the Existing Loan Agreements.

In addition, in connection with the Completion of the Mergers, on February 3, 2017, AFCO OP entered into a fifth loan agreement with Rutledge Investment Company (the “Fifth Rutledge Loan Agreement” and together with the Existing Rutledge Loan Agreements, as amended, the “Rutledge Loan Agreements”), with respect to a senior secured credit facility in the aggregate amount of $30 million, with a maturity date of January 1, 2022 and an annual interest rate of 3 month LIBOR plus 1.3%. The Fifth Rutledge Loan Agreement requires AFCO OP to make quarterly interest payments. Additionally, the Fifth Rutledge Loan Agreement contains certain customary affirmative and negative covenants, including (i) AFCO OP must pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount during the prior three-month period, (ii) AFCO OP must maintain a leverage ratio of 60% or less and (iii) the aggregate amounts outstanding under all of the Rutledge Loans may not exceed 50% of the aggregate appraised value of the properties serving as collateral under the Rutledge Loan Agreements.

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of March 31, 2017 $27.6 million remains available under this facility.

As of the date of this Quarterly Report, there is an aggregate of $92.4 million outstanding under Rutledge Loan Agreements. As of March 31, 2017, we were in compliance with all covenants under the Rutledge Loan Agreements.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(2,611)	$5,780
Net cash used in investing activities	$(84,621)	$(93,835)
Net cash provided by financing activities	$46,429	$100,273

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

As of March 31, 2017, we had $6.4 million of cash and cash equivalents compared to $35.7 million at March 31, 2016.

Cash Flows from Operating Activities

Net cash used in operating activities decreased $8.4 million, primarily as a result of the following:

•	Receipt of $17.1 million in cash rents for the three months ended March 31, 2017, as compared to receiving $10.7 million in cash rents in the three months ended March 31, 2016;
•	A decrease in cash paid for interest of $0.3 million for the three months ended March 31, 2017, as compared to the same period of 2016;
•	An increase in cash paid for other operating expenses of approximately $3.0 million for the three months ended March 31, 2017 compared to the same period of 2016.
•	Cash payments totaling $12.1 million made in relation to settling assumed obligations as part of the AFCO Mergers

The following sets forth a summary of the cash rent received during the three months ended March 31, 2017 and 2016:

	Cash Rent Received
	For the three months ended March 31,
(in thousands)	2017	2016
Leases in effect at the beginning of the year	$8,988	$7,379
Leases entered into during the period year	8,095	3,413
	$17,083	$10,792

Cash Flows from Investing Activities

Net cash used for investing activities decreased $9.2 million primarily as a result of the following:

•

Completing 11 acquisitions and the AFCO Mergers during the three months ended March 31, 2017 for aggregate cash consideration of $79.2 million, as compared to $93.2 million in aggregate cash consideration for eight acquisitions during the three months ended March 31, 2016;

•	A $3.2 million increase in investments in real estate improvements during the three months ended March 31, 2017 compared to the same period in 2016;
•	A $2.3 million increase in notes receivable issued by the Company during the three months ended March 31, 2017 compared to the same period in 2016.
•	An $0.7 million increase in principal payments received on notes receivable compared to the same period in 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $53.8 million primarily as a result of the following:

•	Borrowings from mortgage notes payable decreased $106.1 million as compared to the borrowings during the three months ended March 31, 2016.
•	Debt payments decreased $56.0 million as compared to the three months ended March 31, 2016 which includes the pay-off of the $53.0 million Bridge Loan;
•	Increase of $0.7 million in dividends paid on common stock as compared to the three months ended March 31, 2016.
•	An increase in distributions of $3.1 million to non-controlling interests as compared to the three months ended March 31, 2016.
•	A $0.1 million decrease in debt issuance costs as compared to the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate related depreciation, depletion and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management presents FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating properties, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $1.3 million and $2.4 million for the periods ended March 31, 2017, and 2016, respectively.  Real estate related acquisition and due diligence costs for the period ended March 31, 2016 included $2.3 million in interest and loan fees associated with the short-term Bridge Loan and the Forsythe acquisition and as the interest and fees are a non-recurring item they have been excluded from the AFFO calculation. Included in the $2.3 million of interest and loan fees is only a portion of the interest, approximately $2.1 million, or 4% of the Bridge Loan's principal amount, which was considered additional interest paid on issuance. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.1 million and $0.02 million for the period ended March 31, 2017, and 2016, respectively.  Also included in real estate related acquisition and due diligence costs for the period ended March 31, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $160,000 termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improves comparability of our results over each reporting period and of our Company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2017	2016
Net loss	$(2,001)	$(1,930)
Depreciation and depletion	1,487	317
FFO	(514)	(1,613)

Stock based compensation	428	243
Indirect equity offering costs	—	24
Real estate related acquisition and due diligence costs	1,327	2,371
Distributions on Preferred units	(878)	(283)
AFFO	$363	$742

AFFO per diluted weighted average share data:

AFFO weighted average common shares	33,197	17,030

Net loss per share available to common stockholders	$(0.10)	$(0.15)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.05	0.04
Depreciation and depletion	0.04	0.02
Stock based compensation	0.01	0.01
Indirect equity offering costs	—	—
Real estate related acquisition and due diligence costs	0.04	0.14
Distributions on Preferred units	(0.03)	(0.02)
AFFO per diluted weighted average share	$0.01	$0.04

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2017	2016
Basic weighted average shares outstanding	26,699	11,834
Weighted average OP units on an as-if converted basis	6,156	4,153
Weighted average unvested restricted stock	342	159
Weighted average redeemable non-controlling interest in operating partnership	—	884
AFFO weighted average common shares	33,197	17,030

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

The following table sets forth a reconciliation of our net income to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended
	March 31,
(in thousands)	2017	2016
Net loss	$(2,001)	$(1,930)
Interest expense	2,715	3,854
Income tax expense	—	—
Depreciation and depletion	1,487	317
EBITDA	$2,201	$2,241

Stock-based compensation	428	243
Indirect equity offering costs	—	24
Real estate related acquisition and due diligence costs	1,327	77
Adjusted EBITDA	$3,956	$2,585

Inflation

All of the leases for the farmland in our portfolio have one- to five-year terms, with the exception of two that have ten-year terms, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because our leases will be renegotiated every one to five years.  We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

At March 31, 2017, $97.5 million, or 22%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.0 million per year. At March 31, 2017, LIBOR was approximately 98 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $0.9 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business.

On October 26, 2016, a purported class action lawsuit was filed in the Circuit Court for Baltimore County, Maryland against the directors of AFCO, AFCO, certain affiliates of AFCO and the Company under the caption Parshall v. American Farmland Company et. al., Case No. 24C16005745. The complaint alleges that the AFCO directors breached their duties to AFCO in connection with the evaluation and approval of the proposed merger with the Company. In addition, the complaint alleges, among other things, that the Company aided and abetted those breaches of duties. The initial complaint sought equitable relief, including a potential injunction against the AFCO Mergers, but the plaintiffs did not seek further proceedings and the merger has closed.  On April 18, 2017, the court approved an order to dismiss the lawsuit without prejudice.

Item 1A.Risk Factors.

As of March 31, 2017, There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. Our repurchase activity for the three months ended March 31, 2017 under the share repurchase program is presented in the following table.

($ in thousands)	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2017 - January 31, 2017	—	$—	—	$25,000
February 1, 2017 - February 28, 2017	—	—	—	25,000
March 1, 2017 - March 31, 2017	—	—	—	25,000
Total	—	$—	—	$25,000

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

Farmland Partners Inc.

Dated: May 9, 2017	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2017	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Registration Rights Agreement, dated as of February 2, 2017, by and between Farmland Partners Inc. and each of the holders named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.2

Amended and Restated Sub-Advisory Agreement, by and among American Farmland Company, American Farmland Company L.P., American Farmland Advisor LLC and Prudential Mortgage Capital Company, LLC (Incorporated by reference to Exhibit 10.7 to American Farmland Company’s Registration Statement on Form S-11 (File No. 333-205260) filed on June 26, 2015).

10.3

Loan Agreement, dated as of December 5, 2013, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.28 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.4

Loan Agreement, dated as of January 14, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.29 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.5

Loan Agreement, dated as of August 18, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.30 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.6

Loan Agreement, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.1 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.7

Amendment to Loan Agreements, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (incorporated by reference to Exhibit 10.2 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015).

10.8

Second Amendment to Loan Agreements, dated as of February 3, 2017, by and between American Farmland Company L.P. and Rutledge Investment Company (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.9

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Rutledge Investment Company (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.10

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.11

Loan Agreement, dated as of February 3, 2017, by and between American Farmland Company L.P and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.12

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Rutledge Investment Company (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.13

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.14

Termination Agreement, dated as of February 18, 2017, by and between Farmland Partners Inc. and Prudential Capital Mortgage Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017)

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