Form 10-Q
period 2017-06-30
Farmland Partners Inc.
filed 2017-07-21
CIK 1591670

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 14, 2017, 32,947,972 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2017

Farmland Partners Inc.

Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

(Unaudited)

(in thousands except par value and share data)

	June 30,	December 31,
	2017	2016
ASSETS
Land, at cost	$834,953	$551,392
Grain facilities	8,489	6,856
Groundwater	12,072	11,933
Irrigation improvements	46,011	15,988
Drainage improvements	7,740	4,757
Permanent plantings	51,663	1,845
Other	6,608	2,901
Construction in progress	9,357	1,615
Real estate, at cost	976,893	597,287
Less accumulated depreciation	(6,419)	(3,224)
Total real estate, net	970,474	594,063
Deposits	99	5,721
Cash	29,422	47,166
Notes and interest receivable, net	5,960	2,843
Deferred offering costs	326	216
Deferred financing fees, net	391	—
Accounts receivable, net	3,293	4,181
Inventory	75	283
Prepaid and other assets	2,979	1,056
TOTAL ASSETS	$1,013,019	$655,529

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes, line of credit and bonds payable, net	$485,400	$308,779
Dividends and distributions payable	4,998	2,938
Accrued interest	3,079	1,538
Accrued property taxes	1,574	1,225
Deferred revenue (See Note 2)	9,328	982
Accrued expenses	3,823	4,558
Total liabilities	508,202	320,020

Redeemable non-controlling interests in operating partnership, preferred units	118,755	119,915

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,829,338 shares issued and outstanding at June 30, 2017, and 17,351,446 shares issued and outstanding at December 31, 2016	324	172
Additional paid in capital	342,891	172,100
Retained earnings	2,408	4,103
Cumulative dividends	(22,796)	(14,473)
Non-controlling interests in operating partnership	63,235	53,692
Total equity	386,062	215,594

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,013,019	$655,529

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2017 and 2016

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Rental income (See Note 2)	$10,471	$5,881	$17,274	$10,298
Tenant reimbursements	652	95	756	164
Other revenue	337	55	579	261
Total operating revenues	11,460	6,031	18,609	10,723

OPERATING EXPENSES
Depreciation, depletion and amortization	2,056	365	3,544	683
Property operating expenses	1,196	541	2,999	981
Acquisition and due diligence costs	183	48	698	105
General and administrative expenses	2,052	1,657	4,133	3,183
Legal and accounting	302	186	701	552
Other operating expenses	120	—	276	89
Total operating expenses	5,909	2,797	12,351	5,593
OPERATING INCOME	5,551	3,234	6,258	5,130

OTHER (INCOME) EXPENSE:
Other income	(16)	(33)	(22)	(62)
Loss on disposition of assets	92	—	92	—
Interest expense	3,454	1,950	6,169	5,804
Total other expense	3,530	1,917	6,239	5,742

NET INCOME (LOSS)	2,021	1,317	19	(612)

Net (income) loss attributable to non-controlling interests in operating partnership	(334)	(408)	41	67
Net (income) loss attributable to redeemable non-controlling interests in operating partnership	—	(37)	—	64

Net income (loss) attributable to the Company	1,687	872	60	(481)

Nonforfeitable distributions allocated to unvested restricted shares	(37)	(23)	(80)	(53)
Distributions on redeemable non-controlling interests in operating partnership, common units	—	—	—	(113)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(878)	(887)	(1,755)	(1,170)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$772	$(38)	$(1,775)	$(1,817)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.02	$0.00	$(0.06)	$(0.15)
Diluted net income (loss) available to common stockholders	$0.02	$0.00	$(0.06)	$(0.15)
Basic weighted average common shares outstanding	32,457	12,452	29,594	12,146
Diluted weighted average common shares outstanding	32,457	12,452	29,594	12,146
Dividends declared per common share	$0.1275	$0.1275	$0.2550	$0.2550

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity

For the six months ended June 30, 2017 and 2016

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional	Retained		Interests in
			Paid-in	Earnings	Cumulative	Operating	Total
	Shares	Par Value	Capital	(Deficit)	Dividends	Partnership	Equity
Balance at December 31, 2015	11,979	$118	$114,783	$659	$(7,188)	$30,162	$138,534

Net income (loss)	—	—	—	(481)	—	(67)	(548)
Grant of unvested restricted stock	109	—	—	—	—	—	—
Issuance of stock under the at-the-market offering, net of costs of $81	697	8	7,592	—	—	—	7,600
Conversion of OP units to shares of common stock	428	4	4,183	—	—	(4,187)	—
Stock based compensation	—	—	558	—	—	—	558
Dividends and distributions accrued or paid	—	—	(1,170)	—	(3,282)	(1,509)	(5,961)
Issuance of OP units as partial consideration for asset acquisition	—	—	—	—	—	28,825	28,825
Reclassification of common units from mezzanine equity	—	—	—	—	—	9,518	9,518
Forfeiture of unvested restricted stock	(4)	—	(1)	—	—	—	(1)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	4,193	—	—	(4,193)	—
Balance at June 30, 2016	13,209	$130	$130,138	$178	$(10,470)	$58,549	$178,525

Balance at December 31, 2016	17,351	172	172,100	4,103	(14,473)	53,692	215,594

Net income (loss)	—	—	—	60	—	(41)	19
Grant of unvested restricted stock	206	—	—	—	—	—	—
Costs incurred related to the at-the-market offering	—	—	(104)	—	—	—	(104)
Conversion of OP units to shares of common stock	457	4	4,491	—	—	(4,495)	—
Stock based compensation	—	—	788	—	—	—	788
Dividends and distributions accrued or paid	—	—	—	(1,755)	(8,323)	(1,666)	(11,744)
Issuance of common stock as partial consideration for asset acquisition and business combination	14,815	148	168,835	—	—	—	168,983
Issuance of OP units as partial consideration for business combination	—	—	—	—	—	2,493	2,493
Issuance of OP units as partial consideration for asset acquisitions	—	—	—	—	—	10,033	10,033
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(3,219)	—	—	3,219	—
Balance at June 30, 2017	32,829	$324	$342,891	$2,408	$(22,796)	$63,235	$386,062

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$19	$(612)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and depletion and other amortization	3,544	683
Amortization of deferred financing fees and discounts/premiums on debt	103	204
Amortization of net origination fees related to notes receivable	(5)	(4)
Amortization of below market leases	—	53
Stock based compensation	788	558
Loss on disposition of assets	92	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,785	(1,248)
Increase in interest receivable	(10)	(49)
Increase in other assets	(492)	(170)
Decrease (increase) in inventory	306	(142)
Increase in accrued interest	1,541	796
Increase (decrease) in accrued expenses	(14,256)	978
Increase in deferred revenue	4,508	3,860
Increase in accrued property taxes	367	56
Net cash (used in) provided by operating activities	(1,710)	4,963
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions, net of cash acquired	(91,675)	(105,568)
Real estate and other improvements	(11,270)	(3,708)
Principal receipts on notes receivable	—	50
Issuance of notes receivable	(3,101)	—
Net cash used in investing activities	(106,046)	(109,226)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable and lines of credit	101,790	195,685
Repayments on mortgage notes payable	—	(84,750)
Proceeds from ATM offering	—	7,681
Payment of offering costs	(274)	(52)
Payment of debt issuance costs	(659)	(887)
Dividends on common stock	(6,350)	(3,121)
Dividends on preferred stock	(2,915)	—
Distributions to non-controlling interests in operating partnership	(1,580)	(1,343)
Net cash provided by financing activities	90,012	113,213
NET (DECREASE) INCREASE IN CASH	(17,744)	8,950
CASH, BEGINNING OF PERIOD	47,166	23,514
CASH, END OF PERIOD	$29,422	$32,464
Cash paid during period for interest	$4,712	$4,804

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$4,186	$1,688
Distributions payable, common units	$812	$811
Distributions payable, preferred units	$1,755	$1,170
Additions to real estate improvements included in accrued expenses	$1,286	$15
Financing fees included in accrued expenses	$104	$38
Issuance of common stock and equity from non-controlling interests in operating partnership in conjunction with acquisitions	$181,510	$145,826
Deferred offering costs recorded through equity in the period	$104	$—
Below market lease acquisitions	$—	$29
Real estate acquisition costs included in accrued expenses	$1	$35
Offering costs included in accrued expenses	$31	$—

See accompanying notes.

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of June 30, 2017, the Company owned a portfolio of approximately 154,165 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2017, the Company owned a 83.7% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A common units of limited partnership interest in the Operating Partnership (“OP units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Preferred units”)). Unlike holders of our common stock, holders of OP units and Preferred units do not have voting rights or the power to direct our affairs.

The Company elected  to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of June 30, 2017, the TRS performs these custom farming operations on 716 acres of farmland owned by the Company and located in Florida and California.

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

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended June 30, 2017 and 2016 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three and six months ended June 30, 2017 and 2016 is unaudited.  The accompanying financial statements for the three and six months ended June 30, 2017 and 2016 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2017.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of actual operating results for the entire year ending December 31, 2017.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

During the second quarter of 2017, the Company identified and recorded an out-of-period adjustment related to tenant reimbursement revenue that should have been recorded in the first quarter of 2017. The Company concluded that this adjustment was not material to the Company’s consolidated financial statements for the periods impacted. The adjustment is reflected as a $0.2 million increase in tenant reimbursement revenue in the consolidated statements of income for the three and six months ended June 30, 2017 with a corresponding increase to accounts receivable in the consolidated balance sheet as of June 30, 2017.

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

Real Estate Acquisitions

When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable assets or a group or similar assets and contains acquired inputs, processes and outputs, these acquisitions are accounted for as a business combination.

The Company considers single identifiable assets as tangible assets that are attached to and cannot be physically removed and used separately from another tangible asset without incurring significant cost or significant diminution in utility or fair value. The Company considers similar assets as assets that have a similar nature and risk characteristics.

Whether our acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed by valuing the property as if it was vacant.  The “as-if-vacant” value is allocated to land, buildings, improvements, permanent plantings and any liabilities, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.

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

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of June 30, 2016, all below market leases had been fully amortized, with amortization totaling $0.1 million recorded in the six months ended June 30, 2016. As of December 31, 2016, all below market leases had been fully amortized. There were no above market leases in place during the six months ended June 30, 2017 or the year ended December 31, 2016.

As of June 30, 2017 and 2016, the Company had $1.1 million and $0 respectively recorded for in-place lease or tenant relationship intangibles. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crop was $0.1 million and $0.3 million, respectively, as of June 30, 2017 and 2016.

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

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

As of June 30, 2017 and December 31, 2016, respectively, inventory consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Harvested crop	$75	$283
	$75	$283

New or Revised Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. While the Company is still completing its assessment of the impact of this guidance, it does not believe that it will have a material impact on the financial statements as the majority of the Company’s contracts with customers relate to leases that fall within the scope of ASU 2016-02 (see below). Other contract types undergoing evaluation are considered ancillary to the Company’s operations and financial statements. The amendments in this ASU are effective for annual and interim reporting periods beginning after December 15, 2017. We are currently assessing the impact of ASU 2014-09, as amended; however, the majority of our revenue is from net-lease agreements which will be in the scope of the leasing standard as described below.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). The amendments require that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated sales price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company has adopted this guidance as of January 1, 2017 and there has been no impact on the financial results of the Company.

In February 2016, the FASB issued ASU 2016-02, Leases:  (Topic 842) (“ASU 2016-02”),  which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  While the Company is still completing its assessment of the impact of this guidance, the following is anticipated to reflect the primary effects of this guidance on the accounting and reporting:

(i)

For leases in which the Company is the lessee, the Company does not expect the guidance to have a material impact as there are only three operating leases for office space and for subleased property in Nebraska. Two of these leases have terms less than 12 months and the Company will elect not to apply the recognition requirements of ASU 2016-02. The Company will record a right-of-use asset and a lease liability for the third lease that has a term greater than 12 months, but the Company does not expect it to have a  significant impact on the consolidated financial statements;

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

The standard is effective for annual and interim reporting periods beginning after December 15, 2018, with modified retrospective restatement for each reporting period presented at the time of adoption. Early adoption is permitted. The Company has not yet determined whether this guidance will be early adopted.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice across all industries.  The amendments in this update provide guidance on the following eight specific cash flow issues: 1) Debt Prepayment or Debt Extinguishment Costs; 2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3) Contingent Consideration Payments Made after a Business Combination; 4) Proceeds from the Settlement of Insurance Claims; 5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6) Distributions Received from Equity Method Investees; 7) Beneficial Interests in Securitization Transactions; and 8) Separately Identifiable Cash Flows and Application of the Predominance Principle.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and retrospective restatement is required.  Early adoption is permitted.  The Company is currently evaluating the requirements of ASU 2016-15 and does not anticipate a material impact on our statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the definition of a business (“ASU 2017-01”).  ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company has determined that with the adoption of this guidance some acquisitions that were deemed business combinations will be deemed asset acquisitions and costs associated with these asset acquisitions will be capitalized to the acquisition rather than being expensed. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company has adopted this guidance as of January 1, 2017. The Company expects the vast majority of its acquisitions to be deemed asset acquisitions under this new guidance.

Note 2—Revenue Recognition

For the majority of its leases, the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remainder of the lease payment, generally secured by growing or harvested crops, due in the second half of the year. The rental income received is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Leases in place as of June 30, 2017 have terms ranging from one to ten years. Payments received in advance are included in deferred revenue until they are earned. As of June 30, 2017 and December 31, 2016, the Company had $9.3 million and $1.0 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three and six months ended June 30, 2017 and 2016:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Leases in effect at the beginning of the year	$2,958	$3,522	$6,160	$7,139
Leases entered into during the year(1)	7,513	2,359	11,114	3,159
	$10,471	$5,881	$17,274	$10,298

(1)	Includes all leases resulting from acquisitions completed during the period including those leases as a result of the AFCO mergers.

Future minimum lease payments from tenants under all non-cancelable leases in place as of June 30, 2017, including lease advances, when contractually due, but excluding tenant reimbursement of expenses for the remainder of 2017 and each of the next four years and thereafter as of June 30, 2017 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2017 (remaining six months)	$11,047
2018	25,865
2019	18,621
2020	6,714
2021	3,111
Thereafter	4,092
$69,450

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility and title has transferred. Revenues from the sale of harvested crops totaling $0.4 million and $0.1 million were recognized for the six months ended June 30, 2017 and 2016, respectively and $0.2 million and $0 being recognized during the three months ended June 30, 2017 and 2016, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three and six months ended June 30, 2017 and 2016, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.   The following is a summary of the Company’s significant tenants.

	Rental income recognized				Rental income recognized
	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)	2017		2016		2017		2016
Tenant A(1)	$1,201	11.3%	$—	—%	$1,978	11.5%	$—	—%

(1)	Tenant A is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June 30, 2017 and 2016 and rental income recorded by the Company for the three and six months ended June 30, 2017 and 2016 by location of the farms:

	Approximate %		Rental Income(1)
	of total acres		For the three months ended		For the six months ended
	As of June 30,		June 30,		June 30,
Location of Farm(2)	2017	2016	2017	2016	2017	2016
Corn belt	30.8%	30.2%	32.7%	41.2%	36.7%	35.9%
Delta and South	18.8%	22.4%	14.2%	12.0%	13.3%	11.9%
High Plains	20.4%	24.6%	8.9%	14.0%	9.7%	15.4%
Southeast	25.8%	22.8%	22.3%	32.8%	20.2%	36.8%
West Coast	4.2%	—%	21.9%	—%	20.1%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)

Due to regional disparities in the use of leases with crop share components and seasonal variations in the recognition of crop share revenue, regional comparisons by rental income are not fully representative of each region's income producing capacity until a full year is taken into account.

(2)

Corn Belt includes farms located in Illinois, Michigan, and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and Texas. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina, and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company incurred costs of $135,478 and $96,469, respectively, during the six months ended June 30, 2017 and 2016 and $51,687 and $49,416, respectively, during the three months ended June 30, 2017 and 2016 from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

During the six months ended June 30, 2017, the Company completed 15 acquisitions which were accounted for as asset acquisitions in Illinois, South Carolina, South Dakota, Arkansas, Michigan, Georgia, Kansas, California, and Colorado. Consideration totaled $111.6 million and was comprised of cash, shares and OP units.  No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2016, the Company completed 11 acquisitions which were accounted for as asset acquisitions in Georgia, South Carolina, Texas, Illinois, and Louisiana.  Consideration totaled $242.9 million and was comprised of cash, OP units, and Preferred units.  No intangible assets were acquired through these acquisitions.

The following outlines the preliminary fair value allocation of the assets and liabilities acquired as a result of the completion of the AFCO Mergers accounted for as a business combination as of June 30, 2017:

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

The following outlines the fair value allocation of the assets and liabilities acquired as a result of the completion of acquisitions in Michigan, Mississippi, Texas, Illinois and Colorado, which were accounted for as business combinations as of June 30, 2016:

($ in thousands)
Land, at cost	$6,452
Groundwater	634
Irrigation improvements	374
Permanent plantings	763
Below market lease	(29)
Total Consideration	$8,194

The Company has included the results of operations for the acquired real estate in the consolidated statements of operations from the dates of acquisition. The real estate acquired in business combinations during the six months ended June 30, 2017 contributed $5.8 million to total revenue and $1.4 million to net loss.

The pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combination outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.

The pro forma information is presented below as if the real estate acquired in the business combination during the six months ended June 30, 2017 had been acquired as of January 1, 2016.

	For the three months ended		For the six months ended
($ in thousands)	June 30,		June 30,
Proforma	2017	2016	2017	2016
Revenue	$11,460	$6,031	$18,609	$10,723
Pro forma estimate(1)	-	4,305	993	7,098
Total operating revenue	$11,460	$10,336	$19,602	$17,821

Net income (loss)	$2,021	$1,317	$19	$(612)
Pro forma estimate	-	2,742	(367)	1,710
Total net income (loss)	$2,021	$4,059	$(348)	$1,098

Net loss available to common stockholders of Farmland Partners Inc.	$773	$1,915	$(2,042)	$(377)

Earnings per share basic and diluted
Income (loss) per basic share attributable to common stockholders	$0.02	$0.07	$(0.06)	$(0.01)
Income (loss) per diluted share attributable to common stockholders	$0.02	$0.07	$(0.06)	$(0.01)
Weighted-average number of common shares - basic	31,927	26,598	31,927	26,598
Weighted-average number of common shares - diluted	31,927	26,598	31,927	26,598

(1)

Represents a linear extrapolation of revenues over the three and six months ended June 30, 2017 and 2016 and therefore does not take into account the irregularity of certain of the Company's revenue components, such as crop share lease payments.

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

The Termination Agreement provided that, as of March 31, 2017, Prudential no longer provides services to the Company under the Prudential Agreements. The Company paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of approximately $0.2 million. The income statement impact to the Company for the six months ended June 30, 2017 totaled $0.7 million with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the AFCO Mergers.

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

As of June 30, 2017 and December 31, 2016, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	June 30, 2017	December 31, 2016	Date
Mortgage Note(1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	240	980	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,194	-	3/16/2022
Mortgage Note	Principal & interest due at maturity	1,647	-	4/27/2018
Total outstanding principal		5,881	2,780
Points paid, net of direct issuance costs		(16)	(4)
Interest receivable (net prepaid interest)		95	67
Total notes and interest receivable		$5,960	$2,843

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  The Company is currently in negotiations to extend the terms with the borrower. The Company currently believes that collectability is reasonably assured.

(2)

The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the second and fifth anniversary of the notes by the borrower.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of June 30, 2017 and December 31, 2016, the fair value of the notes receivable was $6.0 million and $2.8 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of June 30, 2017 and December 31, 2016, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			June 30,	June 30,	December 31,	Maturity	June 30,
Loan	Payment Terms	Interest Rate Terms	2017	2017	2016	Date	2017
Farmer Mac Bond #1	Semi-annual interest only	2.40%	2.40%	$20,700	$20,700	September 2017	$30,352
Farmer Mac Bond #2	Semi-annual interest only	2.35%	2.35%	5,460	5,460	October 2017	9,564
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680	10,680	November 2017	11,507
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400	13,400	December 2017	23,595
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860	30,860	December 2017	56,218
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915	14,915	April 2025	21,504
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,447
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,925
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,720
MetLife Term Loan #1(1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	90,000	90,000	March 2026	198,139
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	31,690
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	27,498
MetLife Term Loan #4(1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	30,569
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	—	January 2027	16,549
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	—	February 2027	55,340
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	21,253	—	June 2027	46,994
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted monthly	3.81%	5,102	5,102	September 2023	9,691
Prudential	(3)	3.20%	3.20%	6,600	6,600	July 2019	11,659
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.45%	25,000	—	January 2022	46,041
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.45%	25,000	—	January 2022	50,061
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.45%	25,000	—	January 2022	59,354
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.45%	15,000	—	January 2022	28,398
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.45%	30,000	—	January 2022	61,924
Total outstanding principal				486,652	309,862		$933,739
Debt issuance costs				(1,693)	(1,193)
Unamortized premium				50	110
Total mortgage notes and bonds payable, net				$485,009	$308,779

(1)

During the six months ended June 30, 2017 the Company converted the interest rate on MetLife Term Loans 1 and 4 from variable to fixed rates that can be adjusted to an adjustable rate every three years over their remaining terms.

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

During 2017, $81.1 million of the Company’s borrowings will mature. Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects. As of June 30, 2017, the Company has $3.1 million in capacity available under the Farm Credit of Central Florida Mortgage Note (as defined below). We anticipate refinancing the debt due to mature in 2017 with similar financial institutions, and we are currently in discussions with lenders to do so. However, we can provide no assurances that we will be able to refinance the debt on similar terms or at all and thus alternative sources of capital may be necessary. As of June 30, 2017, we had $486.7 million of debt, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

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

As of June 30, 2017 and December 31, 2016, the Operating Partnership had approximately $155.5 million and approximately $155.5 million outstanding, respectively, under the Farmer Mac Facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%;  a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at June 30, 2017.

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

MetLife Term Loans

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “First MetLife Loan Agreement”) and, together with the Second MetLife Loan Agreement, the “MetLife Loan Agreements”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a total of $127.0 million of term loans, comprised of (i) a $90.0 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4, Term Loan 5, Term Loan 6 and Term Loan 7 described below, the “MetLife Term Loans”). The proceeds of the Initial MetLife Term Loans were used to repay existing debt (including amounts outstanding under the Bridge Loan), to acquire additional properties and for general corporate purposes. Each Initial MetLife Term Loan is collateralized by first lien mortgages on certain of the Company’s properties.

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

On January 12, 2017, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Fifth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $8.4 million to the Company with a maturity date of January 12, 2027 (“Term Loan 5”). Interest on Term Loan 5 is payable semi-annually and accrues at a 3.26% per annum fixed rate, and may be adjusted by MetLife on each of January 12, 2020, January 12, 2023 and January 12, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 5 were used to acquire additional properties and for general corporate purposes.

In connection with the Term Loan 5, on January 12, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 5 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Fifth MetLife Loan Agreement.

On February 14, 2017, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Sixth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $27.2 million to the Company with a maturity date of February 14, 2027 (“Term Loan 6”). Interest on Term Loan 6 is payable semi-annually and accrues at a 3.21% per annum fixed rate, and may be adjusted by MetLife on each of February 14, 2020, February 14, 2023 and February 14, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 6 were used to acquire additional properties.

In connection with the Term Loan 6, on February 14, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 6 Guaranties) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Sixth MetLife Loan Agreement.

On June 7, 2017, a wholly owned subsidiary of the Operating Partnership, entered into a loan agreement (the “Seventh MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $21.3 million to the Company with a maturity date of June 7, 2027 (“Term Loan 7”). Interest on Term Loan 7 is payable semi-annually and accrues at a 3.45% per annum fixed rate, and may be adjusted by MetLife on each of June 7, 2020, June 7, 2023 and June 7, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 7 were used to acquire additional properties.

In connection with the Term Loan 7, on June 7, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 7 Guaranties” together with the Initial MetLife Guaranties, the Term Loan 4 Guaranties, the Term Loan 5 Guaranties and the Term Loan 6 Guaranties, the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Seventh MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of June 30, 2017.

Each of the MetLife Loan Agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that collateralize the MetLife Term Loans.

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of June 30, 2017 and December 31, 2016, approximately $5.1 million had been drawn down under this facility.  Interest on Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

Prudential  Note

On December 21, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement with The Prudential Insurance Company of America (“Prudential”) which provides for a loan of approximately $6.6 million to the Company with a maturity date of July 1, 2019 (the “Prudential Note”).  Interest on the Prudential Note is payable in cash semi-annually and accrues at a fixed rate of 3.20% per annum. Proceeds from the Prudential Note were used for the acquisition of additional properties.

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

On February 3, 2017, the Company and the Operating Partnership each entered into guaranty agreements (the “Existing Loan Guarantees”) pursuant to which they unconditionally guarantee the obligations of AFCO OP under the Existing Loan Agreements.

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of June 30, 2017 $0 remains available under this facility.

As of June 30, 2017, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the six months ended June 30, 2017, $0.8 million in costs were incurred in conjunction with the MetLife and Rutledge Term Loans. During the six months ended June 30, 2016, the Company paid 4% of the principal amount of the MSD Bridge Loan, or $2,120,000, as additional interest on issuance. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.4 million and $0.7 million as of June 30, 2017 and December 31, 2016, respectively.

Aggregate Maturities

As of June 30, 2017, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2017 (remaining six months)	$81,100
2018	—
2019	6,600
2020	48,300
2021	—
Thereafter	350,652
$486,652

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2017 and December 31, 2016, the fair value of the mortgage notes payable was $451.7 million and $300.1 million, respectively.

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

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 and $10,367 in June of 2016 and June of 2017, respectively, and increases annually thereafter.  The Company also entered into two annual leases for farmland and office space on January 1, 2017 and February 2, 2017, respectively. As of June 30, 2017, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2017 (remaining six months)	$81
2018	126
2019	74
2020	—
2021	—
$281

A sale of any of the 38 properties contributed to the Company’s portfolio at the time of its initial public offering that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions, which occurred on April 16, 2014. Furthermore, if any such sale or defeasance is foreseeable, the Company is required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Internal Revenue Code of 1986, as amended, by any of the equity interest holders of the recipient of the OP units.

The Company entered into a lease agreement in which the Company agreed to complete certain improvement projects on one Florida farm and four South Carolina farms. As of June 30, 2017, future capital commitments associated with the projects are as follows:

($ in thousands)	Future Capital
Year Ending December 31,	Commitments
2017 (remaining six months)	$6,115
2018	845
$6,960

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of June 30, 2017 and December 31, 2016 the Company owned a 83.7% and 75.1% interest, respectively, in the Operating Partnership, and the remaining 16.3% and 24.9% interest, respectively, is included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of OP units and Preferred units.

On or after 12 months of becoming a holder of OP units, unless the terms of an agreement with such OP unit holder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. On March 27, 2017, the Company issued 129,174 shares of common stock in exchange for 129,174 OP units that had been tendered for redemption. On April 12, 2017, the Company issued 328,122 shares of common stock in exchange for 328,122 OP units that had been tendered for redemption. There were 5.2 million and 3.0 million outstanding OP units eligible to be tendered for redemption as of June 30, 2017 and December 31, 2016, respectively. On July 10, 2017, the Company issued 118,634 shares of common stock in exchange for 118,634 OP units that had been tendered for redemption. On July 19, 2017, the Company issued 531,827 shares of common stock in exchange for 531,827 OP units that had been tendered for redemption.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the six months ended June 30, 2017 and June 30, 2016.  During the first six months of 2017, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $3.2 million. During the period ended June 30, 2016, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $4.2 million.

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

Redeemable Non-controlling Interests in Operating Partnership, Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No.1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Preferred units. Under the Amendment, among other things, each Preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on preferred shares have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017.  On March 2, 2016, 117,000 Preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Preferred units are entitled to a priority distribution ahead of OP units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of June 30, 2017 and December 31, 2016 was $118.8 million and $119.9 million, respectively, including accrued distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2017 and 2016:

	Common		Preferred
($ in thousands)	Redeemable OP units	Redeemable non-controlling interests	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2015	884	$9,695	—	$—
Issuance of redeemable OP units as partial consideration for real estate acquisition	—	—	117	117,000
Net loss attributable to non-controlling interest	—	(64)	—	—
Accrued distributions to non-controlling interest	—	(113)	—	1,170
Redemption of common units for common stock	(884)	(9,518)
Balance at June 30, 2016	—	$—	117	$118,170

Balance at December 31, 2016	—	$—	117	$119,915
Issuance of redeemable OP units as partial consideration for real estate acquisition	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—
Distributions paid to non-controlling interest	—	—	—	(2,915)
Accrued distributions to non-controlling interest	—	—	—	1,755
Redemption of OP units for common stock	—	—	—	—
Balance at June 30, 2017	—	$—	117	$118,755

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of OP units for the six months ended June 30, 2017 and the year ended December 31, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2017	May 9, 2017	June 30, 2017	July 14, 2017	$0.1275
	February 22, 2017	April 1, 2017	April 14, 2017	0.1275
				$0.2550

2016	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275
	May 9, 2016	July 1, 2016	July 15, 2016	0.1275
	August 3, 2016	September 30, 2016	October 14, 2016	0.1275
	November 3, 2016	January 2, 2017	January 13, 2017	0.1275
				$0.5100

Additionally, in connection with the 3.00% cumulative preferential distribution on the Preferred units, the Company has accrued $1.8 million in distributions payable as of June 30, 2017.  The distributions are payable annually in arrears on January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to fund repurchases under the program using cash on hand.  There were no repurchases made during the six months ended June 30, 2017.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan, among other things, increased the aggregate number of shares of the Company’s common stock reserved for issuance from 615,070, which was available under the First Amended and Restated Farmland Partners Inc. Equity Incentive Plan (together with the Second Amended Plan, the “Plan”), to 1,265,851 (including the 529,195 shares of restricted common stock that have been issued under the Plan and 750,000 shares reserved for future issuance). As of June 30, 2017, there were 0.7 million of shares available for future grant under the Plan.

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

A summary of the nonvested shares as of June 30, 2017 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2015	145	$13.87
Granted	109	10.72
Vested	(70)	13.96
Forfeited	(4)	11.13
Unvested at June 30, 2016	180	11.99

Unvested at December 31, 2016	189	11.98
Granted	206	11.30
Vested	(108)	12.88
Forfeited	—	—
Unvested at June 30, 2017	287	$11.16

For the six months ended June 30, 2017 and 2016, the Company recognized $0.8 million and $0.6 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of June 30, 2017 and December 31, 2016, there were $2.8 million and $1.2 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.8 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the six months ended June 30, 2017, resulting in no change in fair value for the three months ended June 30, 2017.

At-the-Market Offering Program (the “ATM Program”)

On September 15, 2015, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $25 million. During the six months ended June 30, 2017 and 2016, the Company made no sales under the ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $174,937 and $52,000 in offering costs during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had $326,000 and $216,000 respectively in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands except per share amounts)	2017	2016	2017	2016
Numerator:
Net profit (loss) attributable to Farmland Partners Inc.	$1,687	$872	$60	$(481)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(37)	(23)	(80)	(53)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, common	—	—	—	(113)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(878)	(887)	(1,755)	(1,170)
Net income (loss) attributable to common stockholders	$772	$(38)	$(1,775)	$(1,817)

Denominator:
Weighted-average number of common shares - basic	32,457	12,452	29,594	12,146
Conversion of preferred units(1)	—	—	—	—
Unvested restricted shares(1)	—	—	—	—
Weighted-average number of common shares - diluted	32,457	12,452	29,594	12,146

Earnings (Loss) per share attributable to common stockholders - basic	$0.02	$0.00	$(0.06)	$(0.15)
Earnings (Loss) per share attributable to common stockholders - diluted	$0.02	$0.00	$(0.06)	$(0.15)

(1)	Anti-dilutive for the six months ended June 30, 2017 and the three and six months ended June 30, 2016.

Unvested shares of the Company’s restricted common stock are, and until May 26, 2016, the Excess Units were, considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. On May 25, 2016, the Company obtained stockholder approval allowing the Company to issue shares of common stock upon the redemption of the Excess Units, which allowed the Company to remove the Excess Units from the mezzanine section of the consolidated balance sheets. As such, as of June 30, 2017, the Company no longer has any OP units included as redeemable non-controlling interests outstanding in the mezzanine section of the consolidated balance sheets.

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of OP units held by the non-controlling interest was 6.3 million and 5.0 million for the six months ended June 30, 2017 and 2016, respectively.

The outstanding Preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2017 and June 30, 2016, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three and six months ended June 30, 2017 and 2016, diluted weighted average common shares do not include the impact of 0.3 million and  0.2 million, respectively, unvested compensation-related shares. The effect of these items on diluted earnings per share would be anti-dilutive.

The following equity awards and units are outstanding as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017	December 31, 2016
Shares	32,542	17,163
OP Units	6,374	5,692
Unvested restricted stock	287	188
	39,203	23,043

Note 10—Subsequent Events

On July 10, 2017, the Company issued 118,634 shares of common stock in exchange for 118,634 OP units that had been tendered for redemption. Furthermore, on July 19, 2017, the Company issued 531,827 shares of common stock in exchange for 531,827 OP units that had been tendered for redemption. See “Note 9-Stockholders’ Equity and Non-Controlling Interests-Non-Controlling Interests in Operating Partnership.”

On July 19, 2017, the Company’s board of directors declared a distribution of $0.1275 per share of common stock and OP unit payable on October 13, 2017 to holders of record as of October 2, 2017.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 154,165 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas, and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 75% of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% of the acres in  our portfolio produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

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

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2017 we own a 83.7% interest in the Operating Partnership. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region:

Region(1)	Total Acres
Corn Belt	47,472
Delta & South	28,912
High Plains	31,504
Southeast	39,805
West Coast	6,472
154,165

(1)

Corn Belt includes farms located in Illinois, Michigan, eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and Texas. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina, and Virginia. West Coast includes farms located in California.

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of development properties (approximately 716 acres as of June 30, 2017) relying on custom farming contracts with local farm operators.  Additionally, the TRS operates a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing power and create cost savings through bulk orders.

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

In addition, an increasing number of our leases provide for crop share lease payments, which we only recognize revenue to the amount of the crop insurance minimum, the excess cannot be recognized as revenue until the tenant enters into a contract to sell their crop. Generally, we expect tenants to enter into contracts to sell their crop following the harvest of the crop.

Recent Developments

Completed Acquisitions

AFCO Mergers

       On February 2, 2017, we completed the previously announced merger with American Farmland Company (“AFCO”) at which time one of our wholly owned subsidiaries was merged with and into American Farmland Company L.P. (“AFCO OP”) with AFCO OP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and AFCO merged with and into another one of our wholly owned subsidiaries with such wholly owned subsidiary surviving.

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

The Termination Agreement provided that, as of March 31, 2017, Prudential no longer provides services to us under the Prudential Agreements. We paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of $0.2 million. The income statement impact to the Company for the six month period ended June 30, 2017 totaled $0.7 million with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the AFCO Mergers.

Completed Acquisitions

Since December 31, 2016, we have completed 16 acquisitions, including the AFCO Mergers, in Illinois, South Carolina, Michigan, Georgia, Kansas, California, Colorado, Alabama, Florida, Arkansas, and South Dakota. Consideration totaled $282.7 million and was comprised of cash, OP units, and shares of our common stock.

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

Lease Expirations

Farm leases are generally short-term in nature.  As of June 30, 2017, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents
2017 (remaining six months)	29,292	19.0%	$5,772	17.4%
2018	33,978	22.1%	6,708	20.2%
2019	59,031	38.4%	10,760	32.4%
2020	12,198	7.9%	3,612	10.9%
2021	13,184	8.6%	2,293	6.9%
2022 and beyond	6,199	4.0%	4,092	12.2%
	153,882	100.0%	$33,237	100.0%

As of June 30, 2017, we had 72,432 acres for which lease payments are based on a percentage of farming revenues and 716 acres that are leased to our TRS, which are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We expect market rents in the coming year to be flat.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

Results of Operations

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

	For the three months ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
OPERATING REVENUES:
Rental income	$10,471	$5,881	$4,590	78%
Tenant reimbursements	652	95	557	586%
Other revenue	337	55	282	513%
Total operating revenues	11,460	6,031	5,429	90%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,056	365	1,691	463%
Property operating expenses	1,196	541	655	121%
Acquisition and due diligence costs	183	48	135	281%
General and administrative expenses	2,052	1,657	395	24%
Legal and accounting	302	186	116	62%
Other operating expenses	120	—	120	NM
Total operating expenses	5,909	2,797	3,112	111%
OPERATING INCOME	5,551	3,234	2,317	72%

OTHER (INCOME) EXPENSE:
Other income	(16)	(33)	17	(52)%
Loss on disposition of assets	92	—	92	NM
Interest expense	3,454	1,950	1,504	77%
Total other expense	3,530	1,917	1,613	84%

NET INCOME	$2,021	$1,317	$704	53%

NM=Not Meaningful

Our rental income for the period presented was impacted by the eight acquisitions completed in the last two quarters of 2016 and, to a greater extent, the 15 acquisitions and the AFCO Mergers completed in the first two quarters of 2017. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 107,206 acres, which represents 70% of our current portfolio on an acreage basis.

Total rental income under cash leases for the same-property portfolio decreased to $4.6 million for the three months ended June 30, 2017, from $5.6 million for the three months ended June 30, 2016, as a result of average annual rent for the same-property portfolio decreasing year over year to $163 per acre in the second quarter of 2017 from $201 in the comparative three-month period ended June 30, 2016. In the fourth quarter of 2016 we recognized $6.5 million in revenue in connection with the termination of certain leases. Had we recognized such revenue through the remaining life of the cancelled leases, the average annual rent for the same property portfolio would have decreased from $201 in the second quarter of 2016 to $187 in the second quarter of 2017. This decrease is primarily due to the fact that more of our leases now require the tenant to pay a portion of its rent through crop share payments rather than through fixed cash rental payments.  Under GAAP, we cannot recognize crop share revenue until our tenant has a contractual agreement to sell the crop, therefore such revenue is not included in our results of operations for the three months ended June 30, 2017.

Total rental income increased $4.6 million, or 78%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, resulting entirely from the completion of 23 acquisitions and the AFCO Mergers after June 30,  2016.  For the three months ended June 30, 2017, the average annual cash rent for the entire portfolio decreased to $200 per acre from $202 per acre for the same period in 2016 due to the fact that more of our leases include a larger amount of crop share revenue which is not included within these calculations as discussed above.

Revenues recognized from tenant reimbursement of property taxes increased 586%. This increase is the result of identifying and recording an out-of-period adjustment related to tenant reimbursement revenue that should have been recorded in the first quarter of 2017. The adjustment is reflected as a $0.2 million increase in tenant reimbursement revenue. The remaining increase is the result of an increased number of leases requiring reimbursement of property taxes to the Company by the tenant.

Other revenues totaled $337,000 during the three months ended June 30, 2017, compared to $55,000 in the comparative three-month period ended June 30, 2016. The $337,000 recognized in the three months ended June 30, 2017 consisted of $251,000 realized on crop sales from our farming operation in the TRS, in addition to $86,000 earned on interest and amortization of net loan fees from notes receivable compared to $0 and $55,000, respectively, recognized in the three months ended June 30, 2016. Mortgage notes receivable under the FPI Loan Program totaled $6.0 million as of June 30, 2017 compared to $2.8 million as of June 30, 2016.

Depreciation and depletion expense increased $1.7 million, or 463%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, as a result of acquiring approximately $1.9 million in depreciable assets in the last two quarters of 2016 and an additional $84.6 million in depreciable assets during the first two quarters of 2017. Additionally, approximately $3.8 million was invested in property improvements during the last two quarters of 2016 along with $4.0 million in property improvements during the first two quarters of 2017.

Property operating expenses increased $0.7 million, or 121%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily related to property taxes attributable to properties acquired since June 30, 2016.

Acquisition and due diligence costs totaled $0.2 million for the three months ended June 30, 2017 as compared to $0.0 million recognized in the same period of the prior year.  The acquisition and due diligence costs recognized in the three months ended June 30, 2017 primarily consisted of $0.2 million of land acquisition costs related to potential acquisitions that were not pursued further.

General and administrative expenses increased $0.4  million, or 24%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the three months ended June 30, 2017, employee compensation expenses increased $0.4 million which includes an increase in employee benefits expenses, as compared with the same period in 2016, due to an increase in the number of employees from 12 as of June 30, 2016 to 19 as of June 30, 2017.

Legal and accounting expenses increased $116,000, or 62%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily as a result of increased costs related to transactions, including the AFCO Mergers, the continued growth of our portfolio and general corporate matters.

Other operating expenses totaling $120,000 during the three months ended June 30, 2017 is related to cost of crop sales on the $251,000 of revenue recognized on crop sales from our TRS’s farming operations, compared to no cost of crop sales during the three months ended June 30, 2016 due to $0 of revenue recognized on crop sales in that period.

Interest expense increased $1.5 million, or 77%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase is the result of an increase in our outstanding borrowings from $298.2 million as of June 30, 2016 to $486.7 million as of June 30, 2017.  The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties as well as the debt assumed in the AFCO Mergers.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

	For the Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
OPERATING REVENUES:
Rental income	$17,274	$10,298	$6,976	68%
Tenant reimbursements	756	164	592	361%
Other revenue	579	261	318	122%
Total operating revenues	18,609	10,723	7,886	74%

OPERATING EXPENSES
Depreciation, depletion and amortization	3,544	683	2,861	419%
Property operating expenses	2,999	981	2,018	206%
Acquisition and due diligence costs	698	105	593	565%
General and administrative expenses	4,133	3,183	950	30%
Legal and accounting	701	552	149	27%
Other operating expenses	276	89	187	210%
Total operating expenses	12,351	5,593	6,758	121%
OPERATING INCOME	6,258	5,130	1,128	22%

OTHER (INCOME) EXPENSE:
Other income	(22)	(62)	40	(65)%
Loss on disposition of assets	92	—	92	NM
Interest expense	6,169	5,804	365	6%
Total other expense	6,239	5,742	497	9%

NET LOSS	$19	$(612)	$631	(103)%

NM=Not Meaningful

Our rental income for the period presented was impacted by the eight acquisitions completed in the last two quarters of 2016 and, to a greater extent, the 15 acquisitions and the AFCO Mergers completed in the first two quarters of 2017. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 74,420 acres, which represents 48% of our current portfolio on an acreage basis.

Total rental income under cash leases for the same-property portfolio decreased to $5.0 million for the six months ended June 30, 2017, from $7.8 million for the six months ended June 30, 2016, as a result of average annual rent for the same-property portfolio decreasing year over year to $145 per acre in the first two quarters of 2017 from $215 in the comparative six-month period ended June 30, 2016. In the fourth quarter of 2016 we recognized $6.5 million in revenue in connection with the termination of certain leases. Had we recognized such revenue through the remaining life of the cancelled leases, the average annual rent for the same property portfolio would have decreased from $215 in the first two quarters of 2016 to $178 in the first two quarters of 2017. This decrease is primarily due to the fact that more of our leases now require the tenant to pay a portion of its rent through crop share payments rather than through fixed cash rental payments.  Under GAAP, we cannot recognize crop share revenue until our tenant has a contractual agreement to sell the crop, therefore such revenue is not included in our results of operations for the six months ended June 30, 2017.

Total rental income increased $7.0 million, or 68%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, resulting entirely from the completion of 23 acquisitions and the AFCO Mergers after June 30, 2016.  For the six months ended June 30, 2017, the average annual cash rent for the entire portfolio decreased to $200 per acre from $202 per acre for the same period in 2016 due to the fact that more of our leases include a larger amount of crop share revenue which is not included within these calculations as discussed above.

Revenues recognized from tenant reimbursement of property taxes increased 361%. This increase is the result of identifying and recording an out-of-period adjustment related to tenant reimbursement revenue that should have recorded in the first quarter of 2017. The adjustment is reflected as a $0.2 million increase in tenant reimbursement revenue.

Other revenues totaled $0.6 million during the six months ended June 30, 2017, compared to $0.3 million in the comparative six-month period ended June 30, 2016. The $0.6 million recognized in the six months ended June 30, 2017 consisted of $0.4 million realized on crop sales from our farming operation in the TRS, in addition to $0.2 million earned on interest and amortization of net loan fees from notes receivable compared to $0.2 million and $0.1 million, respectively, recognized in the six months ended June 30, 2016. Mortgage notes receivable under the FPI Loan Program totaled $6.0 million as of June 30, 2017 compared to $2.8 million as of June 30, 2016.

Depreciation and depletion expense increased $2.9 million, or 419%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, as a result of acquiring approximately $1.9 million in depreciable assets in the last two quarters of 2016 and an additional $84.6 million in depreciable assets during the first two quarters of 2017. Additionally, approximately $3.8 million was invested in property improvements during the last two quarters of 2016 along with $4.0 million in property improvements during the first two quarters of 2017.

Property operating expenses increased $2.0 million, or 206%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily related to property taxes attributable to properties acquired since June 30, 2016. The increase in property operating expenses also includes an increase in expense relating to the Prudential contract assumed in the AFCO Mergers and terminated as of March 31, 2017, totaling $0.7 million compared to no such costs in the same period in 2016.

Acquisition and due diligence costs totaled $0.7 million for the six months ended June 30, 2017 as compared to $0.1 million recognized in the same period of the prior year. The acquisition and due diligence costs recognized in the six months ended June 30, 2017 primarily consisted of $0.4 million of costs related to the AFCO Mergers, $0.3 million of land acquisition costs related to potential acquisitions that were not pursued further.

General and administrative expenses increased $1.0 million, or 30%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the six months ended June 30, 2017, employee compensation expenses increased $0.8 million which includes an increase in employee benefits expenses, as compared with the same period in 2016, due to an increase in the number of employees from 12 as of June 30, 2016 to 19 as of June 30, 2017. During the six months ended June 30, 2017, our public company costs increased due to increased investor relations, regulatory, compliance activity and general and administrative activity. This activity amounted to an increase of $0.2 million during the six months ended June 30, 2017 compared to the same period in 2016.

Legal and accounting expenses increased $149,000, or 27%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily as a result of increased costs related to transactions, including the AFCO Mergers, the continued growth of our portfolio and general corporate matters.

Other operating expenses totaling $276,000 during the six months ended June 30, 2017 is related to cost of crop sales on the $436,000 of revenue recognized on crop sales from our TRS’s farming operations, compared to other operating expenses totaling $89,000 during the six months ended June 30, 2016 related to cost of crop sales on the $149,000 of revenue recognized on crop sales in that period.

Interest expense increased $0.4 million, or 6%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase resulted from an increase in our outstanding borrowings from $298.2 million as of June 30, 2016 to $486.7 million as of June 30, 2017, which was offset by the absence of additional interest expense during the six months ended June 30, 2017 related to interest and amortization of deferred loan fees associated with the $53.0 million Bridge Loan compared to $2.4 million during the six months ended June 30, 2016. The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties as well as the debt assumed in the AFCO Mergers.

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

During 2017, $81.1 million of our borrowings will mature. Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects. As of the date of this report, the Company has $3.1 million in capacity available under the Farm Credit of Central Florida Mortgage Note (as defined below). We anticipate refinancing the debt due to mature in 2017 with similar financial institutions and we are currently in discussions with lenders to do so. However, we can provide no assurances that we will be able to refinance the debt on similar terms or at all and thus alternative sources of capital may be necessary. As of June 30, 2017, we had $486.7 million of debt, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million. Through June 30, 2017, the Company has generated $11.1 million in net cash proceeds under the ATM Program which is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our board of directors.

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

As of June 30, 2017 and December 31, 2016, we had approximately $155.5 million and approximately $155.5 million outstanding, respectively, under the Farmer Mac Facility. The Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. We were in compliance with all applicable covenants at June 30, 2017.

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

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the six months ended June 30, 2016, we accrued and paid debt issuance costs on the Bridge Loan totaling $173,907, and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan’s principal amount was considered additional interest paid on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

MetLife Term Loans

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “First MetLife Loan Agreement” and together with the Second MetLife Loan Agreement, the “MetLife Loan Agreements”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a total of $127.0 million of term loans, comprised of (i) a $90.0 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4, Term Loan 5, Term Loan 6 and Term Loan 7 (described below), the “MetLife Term Loans”). The proceeds of the Initial MetLife Term Loans were used to repay existing debt (including amounts outstanding under the Bridge Loan), to acquire additional properties and for general corporate purposes. Each Initial MetLife Term Loan is collateralized by first lien mortgages on certain of our properties.

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

On January 12, 2017, five wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement (the “Fifth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $8.4 million to the Company with a maturity date of January 12, 2027 (“Term Loan 5”). Interest on Term Loan 5 is payable semi-annually and accrues at a 3.26% per annum fixed rate, and may be adjusted by MetLife on each of January 12, 2020, January 12, 2023 and January 12, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 5 were used to acquire additional properties and for general corporate purposes.

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

On June 7, 2017, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Seventh MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $21.3 million to the Company with a maturity date of June 7, 2027 (“Term Loan 7”). Interest on Term Loan 7 is payable semi-annually and accrues at a 3.45% per annum fixed rate, and may be adjusted by MetLife on each of June 7, 2020, June 7, 2023 and June 7, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 7 were used to acquire additional properties.

In connection with the Term Loan 7, on June 7, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 7 Guaranties” and, together with the Initial MetLife Guaranties, the Term Loan 4 Guaranties, the Term Loan 5 Guaranties and the Term Loan 6 Guaranties, the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Seventh MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.

Each of the MetLife Loan Agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that secure the MetLife Term Loans. As of June 30, 2017 there was $199.5 million outstanding under the MetLife Term Loans and we were in compliance with all covenants under the MetLife Loan Agreements.

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023. As of June 30, 2017 and December 31, 2016, approximately $5.1 million had been drawn down under this facility. Interest on the Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875% which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from Farm Credit Mortgage Note are to be used for the acquisition and development of additional land.

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

In connection with the completion of the AFCO Mergers, on February 3, 2017, AFCO OP, in its capacity as a wholly owned subsidiary of the Company and the Operating Partnership, and Rutledge entered into the Second Amendment and the “Rutledge Amendment”) to the Existing Rutledge Loan Agreements. Pursuant to the Rutledge Amendment, among other things, the maturity dates for each of the Existing Rutledge Loan Agreements were extended to January 1, 2022 and the aggregate loan value under the Existing Rutledge Loan Agreements may not exceed 50% of the appraised value of the collateralized properties.  Certain AFCO properties acquired by the Company in the AFCO Mergers serve as collateral under the Existing Rutledge Loan Agreements. As of June 30, 2017, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of June 30, 2017 $0 remains available under this facility.

As of the date of this Quarterly Report, there is an aggregate of $120.0 million outstanding under Rutledge Loan Agreements. As of June 30, 2017, we were in compliance with all covenants under the Rutledge Loan Agreements.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(1,710)	$4,963
Net cash used in investing activities	$(106,046)	$(109,226)
Net cash provided by financing activities	$90,012	$113,213

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

As of June 30, 2017, we had $29.4 million of cash and cash equivalents compared to $32.5 million at June 30, 2016.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $6.7 million, primarily as a result of the following:

•

Receipt of $24.6 million in cash rents for the six months ended June 30, 2017, as compared to receiving $13.4 million in cash rents in the six months ended June 30, 2016 (receipt of $6.4  million in cash rents for the three months ended June 30, 2017, as compared to receiving $2.4 million in cash rents in the three months ended June 30, 2016);

•	A decrease in cash paid for interest of $0.1 million for the six months ended June 30, 2017, as compared to the same period of 2016;
•	An increase in cash paid for other operating expenses of approximately $5.9 million for the six months ended June 30, 2017 compared to the same period of 2016; and
•	Cash payments totaling $12.1 million made in relation to settling assumed obligations as part of the AFCO Mergers.

Cash Flows from Investing Activities

Net cash used for investing activities decreased $3.2 million primarily as a result of the following:

•

Completing 15 acquisitions and the AFCO Mergers during the six months ended June 30, 2017 for aggregate cash consideration of $91.7 million, as compared to $105.6 million in aggregate cash consideration for 16 acquisitions during the six months ended June 30, 2016;

•	A $7.6 million increase in investments in real estate improvements during the six months ended June 30, 2017 compared to the same period in 2016;
•	A $3.1 million increase in notes receivable issued by the Company during the six months ended June 30, 2017 compared to the same period in 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $23.2 million primarily as a result of the following:

•	Borrowings from mortgage notes payable decreased $93.9 million as compared to the borrowings during the six months ended June 30, 2016;
•	Debt payments decreased $84.7 million as compared to the six months ended June 30, 2016 which includes the pay-off of the $53.0 million Bridge Loan;
•	A $7.7 million decrease in proceeds from the At the Market offering as compared to the six months ended June 30, 2016;
•	A $2.9 million increase in dividends paid on preferred stock as compared to the six months ended June 30, 2016;

•	Increase of $3.2 million in dividends paid on common stock as compared to the six months ended June 30, 2016;
•	An increase in distributions of $0.2 million to non-controlling interests as compared to the six months ended June 30, 2016;
•	A $0.2 million decrease in debt issuance costs as compared to the six months ended June 30, 2016; and
•	A $0.2 million increase in the payments associated with offering costs as compared to the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $1.5 million and $2.4 million for the periods ended June 30, 2017, and 2016, respectively.  Real estate related acquisition and due diligence costs for the period ended June 30, 2016 included $2.3 million in interest and loan fees associated with the short-term Bridge Loan and the Forsythe acquisition and as the interest and fees are a non-recurring item they have been excluded from the AFFO calculation. Included in the $2.3 million of interest and loan fees is only a portion of the interest, approximately $2.1 million, or 4% of the Bridge Loan's principal amount, which was considered additional interest paid on issuance. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.1 million and $2.4 million for the period ended June 30, 2017, and 2016, respectively.  Also included in real estate related acquisition and due diligence costs for the period ended June 30, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $160,000 termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improves comparability of our results over each reporting period and of our Company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2017	2016	2017	2016
Net income (loss)	$2,021	$1,317	$19	$(612)
Depreciation and depletion	2,056	365	3,544	683
FFO	4,077	1,682	3,563	71

Stock based compensation	360	314	788	556
Indirect equity offering costs	—	24	—	48
Real estate related acquisition and due diligence costs	183	66	1,510	2,437
Distributions on Preferred units	(877)	(887)	(1,755)	(1,170)
AFFO	$3,743	$1,199	$4,106	$1,942

AFFO per diluted weighted average share data:

AFFO weighted average common shares	39,166	18,991	36,187	18,000

Net income (loss) per share available to common stockholders	$0.02	$0.00	$(0.06)	$(0.15)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.04	0.07	0.06	0.11
Depreciation and depletion	0.05	0.02	0.10	0.04
Stock based compensation	0.01	0.02	0.02	0.03
Real estate related acquisition and due diligence costs	0.00	0.00	0.04	0.14
Distributions on Preferred units	(0.02)	(0.05)	(0.05)	(0.06)
AFFO per diluted weighted average share	$0.10	$0.06	$0.11	$0.11

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2017	2016	2017	2016
Basic weighted average shares outstanding	32,457	12,452	29,594	12,146
Weighted average OP units on an as-if converted basis	6,417	5,824	6,287	4,974
Weighted average unvested restricted stock	292	182	306	171
Weighted average redeemable non-controlling interest in operating partnership	—	533	—	709
AFFO weighted average common shares	39,166	18,991	36,187	18,000

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

The following table sets forth a reconciliation of our net income to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$2,021	$1,317	$19	$(612)
Interest expense	3,454	1,950	6,169	5,804
Depreciation and depletion	2,056	365	3,544	683
EBITDA	$7,531	$3,632	$9,732	$5,875

Stock-based compensation	360	314	788	556
Indirect equity offering costs	—	24	—	48
Real estate related acquisition and due diligence costs	183	66	1,510	143
Adjusted EBITDA	$8,074	$4,036	$12,030	$6,622

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

At June 30, 2017, $125.1 million, or 26%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.3 million per year. At June 30, 2017, LIBOR was approximately 122 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $1.4 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors.

As of June 30, 2017, There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. Our repurchase activity for the six months ended June 30, 2017 under the share repurchase program is presented in the following table.

($ in thousands)	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
April 1, 2017 - April 30, 2017	—	$—	—	$25,000
May 1, 2017 - May 31, 2017	—	—	—	25,000
June 1, 2017 - June 30, 2017	—	—	—	25,000
Total	—	$—	—	$25,000

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

Farmland Partners Inc.

Dated: July 21, 2017	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: July 21, 2017	/s/ Luca Fabbri
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