Form 10-Q
period 2017-09-30
Farmland Partners Inc.
filed 2017-11-09
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, 32,337,305 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2017

Farmland Partners Inc.

Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(Unaudited)

(in thousands except par value and share data)

	September 30,	December 31,
	2017	2016
ASSETS
Land, at cost	$835,986	$551,392
Grain facilities	10,732	6,856
Groundwater	12,072	11,933
Irrigation improvements	50,660	15,988
Drainage improvements	8,146	4,757
Permanent plantings	51,868	1,845
Other	6,615	2,901
Construction in progress	7,843	1,615
Real estate, at cost	983,922	597,287
Less accumulated depreciation	(8,309)	(3,224)
Total real estate, net	975,613	594,063
Deposits	1,161	5,721
Cash	129,298	47,166
Notes and interest receivable, net	6,951	2,843
Deferred offering costs	280	216
Deferred financing fees, net	370	—
Accounts receivable, net	3,205	4,181
Inventory	92	283
Prepaid and other assets	2,746	1,056
TOTAL ASSETS	$1,119,716	$655,529

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes, line of credit and bonds payable, net	$464,494	$308,779
Dividends and distributions payable	4,882	2,938
Accrued interest	2,886	1,538
Accrued property taxes	1,523	1,225
Deferred revenue (See Note 2)	3,876	982
Accrued expenses	3,525	4,558
Total liabilities	481,186	320,020

Series B Participating Preferred Stock	144,223	—
Redeemable non-controlling interests in operating partnership, Series A preferred units	119,633	119,915

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,632,150 shares issued and outstanding at September 30, 2017, and 17,351,446 shares issued and outstanding at December 31, 2016	322	172
Additional paid in capital	342,313	172,100
Retained earnings	2,665	4,103
Cumulative dividends	(26,948)	(14,473)
Non-controlling interests in operating partnership	56,322	53,692
Total equity	374,674	215,594

TOTAL LIABILITIES, SERIES B PARTICIPATING PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,119,716	$655,529

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Rental income (See Note 2)	$11,107	$6,164	$28,381	$16,462
Tenant reimbursements	474	112	1,230	276
Other revenue	465	670	1,044	931
Total operating revenues	12,046	6,946	30,655	17,669

OPERATING EXPENSES
Depreciation, depletion and amortization	2,107	419	5,651	1,102
Property operating expenses	1,400	548	4,399	1,529
Acquisition and due diligence costs	180	1,712	878	1,818
General and administrative expenses	1,707	1,587	5,840	4,770
Legal and accounting	450	330	1,151	882
Other operating expenses	88	160	363	248
Total operating expenses	5,932	4,756	18,282	10,349
OPERATING INCOME	6,114	2,190	12,373	7,320

OTHER (INCOME) EXPENSE:
Other income	(135)	(72)	(157)	(133)
(Gain) loss on disposition of assets	(44)	—	48	—
Interest expense	3,683	2,065	9,852	7,869
Total other expense	3,504	1,993	9,743	7,736

Net income (loss) before income tax expense	2,610	197	2,630	(416)

Income tax expense	—	97	—	97

NET INCOME (LOSS)	2,610	100	2,630	(513)

Net (income) loss attributable to non-controlling interests in operating partnership	(394)	(30)	(353)	37
Net (income) loss attributable to redeemable non-controlling interests in operating partnership	—	—	—	64

Net income (loss) attributable to the Company	2,216	70	2,277	(412)

Nonforfeitable distributions allocated to unvested restricted shares	(36)	(24)	(116)	(72)
Distributions on redeemable non-controlling interests in operating partnership, Common units	—	—	—	(113)
Distributions on redeemable non-controlling interests in operating partnership, Series A preferred units and dividends on Series B Participating Preferred Stock	(1,959)	(887)	(3,714)	(2,057)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$221	$(841)	$(1,553)	$(2,654)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.01	$(0.06)	$(0.05)	$(0.21)
Diluted net income (loss) available to common stockholders	$0.01	$(0.06)	$(0.05)	$(0.21)
Basic weighted average common shares outstanding	32,862	13,683	30,695	12,663
Diluted weighted average common shares outstanding	32,862	13,683	30,695	12,663
Dividends declared per common share	$0.1275	$0.1275	$0.3825	$0.3825

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2017 and 2016

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional			Interests in
			Paid-in	Retained	Cumulative	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Partnership	Equity
Balance at December 31, 2015	11,979	$118	$114,783	$659	$(7,188)	$30,162	$138,534

Net loss	—	—	—	(412)	—	(37)	(449)
Grant of unvested restricted stock	119	—	—	—	—	—	—
Issuance of stock under the at-the-market offering, net of costs of $81	844	10	9,224	—	—	—	9,234
Conversion of Common units to shares of common stock	1,109	11	10,450	—	—	(10,461)	—
Stock based compensation	—	—	892	—	—	—	892
Dividends and distributions accrued or paid	—	—	(2,057)	—	(5,073)	(2,232)	(9,362)
Issuance of Common units as partial consideration for asset acquisition	—	—	—	—	—	28,825	28,825
Reclassification of Common units from mezzanine equity	—	—	—	—	—	9,519	9,519
Forfeiture of unvested restricted stock	(5)	—	(3)	—	—	—	(3)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	4,282	—	—	(4,282)	—
Balance at September 30, 2016	14,046	$139	$137,571	$247	$(12,261)	$51,494	$177,190

Balance at December 31, 2016	17,351	172	172,100	4,103	(14,473)	53,692	215,594

Net income	—	—	—	2,277	—	353	2,630
Grant of unvested restricted stock	205	—	—	—	—	—	—
Costs incurred related to the at-the-market offering	—	—	(119)	—	—	—	(119)
Conversion of Common units to shares of common stock	1,108	11	10,944	—	—	(10,955)	—
Stock based compensation	—	—	1,100	—	—	—	1,100
Dividends and distributions accrued or paid	—	—	—	(3,715)	(12,475)	(2,398)	(18,588)
Issuance of common stock as partial consideration for asset acquisition and business combination	14,815	148	168,835	—	—	—	168,983
Issuance of Common units as partial consideration for business combination	—	—	—	—	—	2,494	2,494
Issuance of Common units as partial consideration for asset acquisitions	—	—	—	—	—	10,035	10,035
Repurchase and cancellation of shares	(841)	(9)	(7,437)	—	—	—	(7,446)
Forfeiture of unvested restricted stock	(6)	—	(9)	—	—	—	(9)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(3,101)	—	—	3,101	—
Balance at September 30, 2017	32,632	$322	$342,313	$2,665	$(26,948)	$56,322	$374,674

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,630	$(513)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	5,651	1,102
Amortization of deferred financing fees and discounts/premiums on debt	162	219
Amortization of net origination fees related to notes receivable	(11)	(3)
Amortization of below market leases	—	(63)
Stock based compensation	1,091	889
Loss on disposition of assets	48	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,739	(1,427)
(Increase) in interest receivable	(227)	(106)
(Increase) in other assets	(433)	(303)
Decrease (increase) in inventory	289	(129)
Increase in accrued interest	1,348	945
(Decrease) increase in accrued expenses	(14,358)	1,984
(Decrease) increase in deferred revenue	(2,028)	900
(Decrease) increase in accrued property taxes	(302)	119
Net cash (used in) provided by operating activities	(3,401)	3,614
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions, net of cash acquired	(92,680)	(122,388)
Real estate and other improvements	(17,650)	(5,011)
Principal receipts on notes receivable	—	50
Issuance of notes receivable	(3,870)	—
Net cash used in investing activities	(114,200)	(127,349)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable and lines of credit	101,790	200,787
Repayments on mortgage notes payable	(20,819)	(84,750)
Proceeds from ATM offering	—	9,338
Proceeds from issuance of Series B Participating Preferred Stock	144,523	—
Common stock repurchased	(7,446)	—
Payment of offering costs	(572)	(64)
Payment of debt issuance costs	(817)	(937)
Dividends on common stock	(10,535)	(4,809)
Distributions on Series A preferred units	(2,915)	—
Dividends on Series B Participating Preferred Stock	(1,082)	—
Distributions to non-controlling interests in operating partnership	(2,394)	(2,155)
Net cash provided by financing activities	199,733	117,410

NET INCREASE (DECREASE) IN CASH	82,132	(6,325)
CASH, BEGINNING OF PERIOD	47,166	23,514

CASH, END OF PERIOD	$129,298	$17,189
Cash paid during period for interest	$8,491	$6,706
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of deferred offering costs to equity	$419	$104
Dividend payable, common stock	$4,152	$1,791
Distributions payable, Common units	$730	$724
Distributions payable, preferred units	$2,633	$2,057
Additions to real estate improvements included in accrued expenses	$1,155	$134
Financing fees included in accrued expenses	$25	$—
Issuance of common stock and equity from non-controlling interests in operating partnership in conjunction with acquisitions	$181,510	$145,826
Below market lease acquisitions	$—	$29
Property tax liability assumed in acquisitions	$—	$79
Deferred offering costs included in accrued expenses	$—	$24

See accompanying notes.

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of September 30, 2017, the Company owned a portfolio of approximately 154,164 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2017, the Company owned an 85.1% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”)) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of September 30, 2017, the TRS performs these custom farming operations on 716 acres of farmland owned by the Company and located in Florida and California.

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

At the effective time of the Company Merger, each share of common stock of AFCO, par value $0.01 per share (“AFCO Common Stock”), issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by the Company or the Operating Partnership or any wholly owned subsidiary of the Company or the Operating Partnership), was automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of the Company’s common stock (the “Company Merger Consideration”). In addition, in connection with the Company Merger, each outstanding AFCO restricted stock unit that had become fully earned and vested in accordance with its terms was, at the effective time of the Company Merger, converted into the right to receive the Company Merger Consideration. The Company issued 14,763,604 shares of its common stock as consideration in the Company Merger, 17,373 shares of its common stock in respect of fully earned and vested AFCO restricted stock units, and 218,525 Common units in connection with the Partnership Merger at a share price of $11.41 per share on the date of the merger for a total consideration of $171.1 million, net of $75.0 million in assumed debt.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended September 30, 2017 and 2016 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 is unaudited.  The accompanying financial statements for the three and nine months ended September 30, 2017 and 2016 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2017.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of actual operating results for the entire year ending December 31, 2017.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

During the second quarter of 2017, the Company identified and recorded an out-of-period adjustment related to tenant reimbursement revenue that should have been recorded in the first quarter of 2017. The Company concluded that this adjustment was not material to the Company’s consolidated financial statements for the periods impacted. The adjustment was reflected as a $0.2 million increase in tenant reimbursement revenue in the consolidated statements of operations for the three and six months ended June 30, 2017 with a corresponding increase to accounts receivable in the consolidated balance sheet as of June 30, 2017.

During the third quarter of 2017, the Company identified and recorded an out-of-period adjustment related to rental revenue that should have been recorded in the first and second quarters of 2017. The Company concluded that this adjustment was not material to the consolidated financial statements for the periods impacted. The adjustment is reflected as a $0.2 million increase in rental revenue in the consolidated statements of operations for the three months ended September 30, 2017 with a $0.2 million decrease in deferred revenue in the consolidated balance sheet as of September 30, 2017.

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

Real Estate Acquisitions

When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group or similar assets and contains acquired inputs, processes and outputs, these acquisitions are accounted for as a business combination.

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

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of September 30, 2016, all below market leases had been fully amortized, with amortization totaling $0.1 million recorded in the nine months ended September 30, 2016. There were no above market leases in place during the nine months ended September 30, 2017 or the year ended December 31, 2016.

As of September 30, 2017 and 2016, the Company had $0.9 million and $0 million respectively, recorded for tenant relationship intangibles, net of accumulated amortization of $0.5 million and $0 million, respectively.  The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Total consideration for acquisitions may include a combination of cash and equity securities.  When equity securities are issued, we determine the fair value of the equity securities issued based on the number of shares of common stock and Common units issued multiplied by the stock price on the date of closing in the case of common stock and Common units and by liquidation preference in the case of preferred units.

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

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crop was $0.4 million and $0.2 million, respectively, for the nine months ended September 30, 2017 and 2016 and $0.1 million and $0.2 million, respectively, for the three months ended September 30, 2017 and 2016.

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

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

As of September 30, 2017 and December 31, 2016, respectively, inventory consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016
Harvested crop	$—	$283
Growing crop	92	—
	$92	$283

New or Revised Accounting Standards

Adopted

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

Not Yet Adopted

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

In February 2016, the FASB issued ASU 2016-02, Leases: (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  While the Company is still completing its assessment of the impact of this guidance, the following is anticipated to reflect the primary effects of this guidance on the Company’s reporting:

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

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance.

Most of our farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of September 30, 2017 have terms ranging from one to 25 years. Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2017 and December 31, 2016, the Company had $3.9 million and $1.0 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three and nine months ended September 30, 2017 and 2016:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Leases in effect at the beginning of the year	$3,187	$3,098	$9,348	$9,760
Leases entered into during the year(1)	7,920	3,066	19,033	6,702
	$11,107	$6,164	$28,381	$16,462

(1)	Includes all leases resulting from acquisitions completed during the period including those leases acquired as a result of the AFCO mergers.

Future minimum lease payments from tenants under all non-cancelable leases in place as of September 30, 2017, including lease advances, when contractually due, but excluding, crop share and tenant reimbursement of expenses for the remainder of 2017 and each of the next four years and thereafter as of September 30, 2017 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2017 (remaining three months)	$9,456
2018	26,559
2019	19,704
2020	7,548
2021	3,263
Thereafter	4,122
$70,652

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain facility and title has transferred. Revenues from the sale of harvested crops totaling $0.6 million and $0.8 million were recognized for the nine months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.6 million being recognized during the three months ended September 30, 2017 and 2016, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2017, the Company had one significant tenant representing a tenant concentration as presented in the table below. If the Company’s significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.   The following table presents the amount of the rental income and percentage of the Company’s total rental income received from the Company’s significant tenant.

	Rental income recognized				Rental income recognized
	For the three months ended September 30,				For the nine months ended September 30,
($ in thousands)	2017		2016		2017		2016
Tenant A(1)	$2,091	18.8%	$—	—%	$4,071	14.3%	$—	—%

(1)	Tenant A is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2017 and 2016 and the percentage of rental income recorded by the Company for the three and nine months ended September 30, 2017 and 2016 by region:

	Approximate %		Rental Income(1)
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm(2)	2017	2016	2017	2016	2017	2016
Corn belt	30.8%	29.3%	33.7%	40.2%	35.5%	37.5%
Delta and South	18.8%	21.8%	9.3%	11.4%	10.0%	11.7%
High Plains	20.4%	24.1%	8.6%	15.8%	9.3%	15.6%
Southeast	25.8%	24.8%	18.3%	32.6%	21.2%	35.2%
West Coast	4.2%	—%	30.1%	—%	24.0%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company incurred costs of $0.16 million and $0.14 million, respectively, during the nine months ended September 30, 2017 and 2016 and $0.02 million and $0.05 million, respectively, during the three months ended September 30, 2017 and 2016 from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

During the nine months ended September 30, 2017, the Company completed 15 acquisitions which were accounted for as asset acquisitions in Illinois, South Carolina, South Dakota, Arkansas, Michigan, Georgia, Kansas, California, and Colorado. Consideration totaled $111.6 million and was comprised of cash, shares of common stock and Common units.  No intangible assets were acquired through these acquisitions.

The estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change as additional information related to the fair value of the assets and liabilities becomes available. Subsequent adjustments to the preliminary purchase price allocation are not expected to have a material impact to the Company's consolidated financial statements. The following outlines the impact of the completion of the AFCO Mergers accounted for as a business combination as of September 30, 2017:

($ in thousands)
Land, at cost	$181,072
Irrigation improvements	26,155
Permanent plantings	48,513
Buildings	1,499
In-place leases(1)	1,139
Lease origination costs	264
Cash	3,832
Other assets	1,831
Inventory	99
Deferred revenue	(4,434)
Other liabilities	(13,826)
Gross Total Consideration	246,144
Mortgage notes and bonds payable, net	(75,000)
Total Consideration	$171,144

(1)	Weighted average amortization period of the in-place lease liability is 3 years.

During the period the Company recorded a measurement period adjustment in relation to property tax accruals in the amount of $0.6 million recognized in other liabilities. As the amount was recovered through tenant reimbursements, the Company also increased the other assets category by $0.6 million.

The Company also recorded a measurement period adjustment in relation to deferred revenue associated with acquired leases in the amount of $1.1 million with a corresponding change in land of $0.8 million, irrigation improvements of $0.1 million and permanent plantings of $0.2 million. The statement of operations impact of this adjustment is immaterial to the three months ended September 30, 2017.

The Company has included the results of operations for the acquired real estate in the consolidated statements of operations from the dates of acquisition. The real estate acquired in business combinations during the nine months ended September 30, 2017 contributed $10.1 million to total revenue and $2.4 million to net income.

The pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combination outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods. The pro forma information is presented below as if the real estate acquired in the business combination during the nine months ended September 30, 2017 had been acquired as of January 1, 2016.

	For the three months ended		For the nine months ended
($ in thousands)	September 30,		September 30,
Proforma	2017	2016	2017	2016
Revenue	$12,046	$6,946	$30,655	$17,669
Pro forma estimate(1)	-	4,146	993	11,244
Total operating revenue	$12,046	$11,092	$31,648	$28,913

Net income (loss)	$2,610	$100	$2,630	$(513)
Pro forma estimate	-	431	(367)	2,141
Total net income	$2,610	$531	$2,263	$1,628

Net income (loss) available to common stockholders of Farmland Partners Inc.	$221	$(467)	$(1,935)	$(869)

Earnings per share basic and diluted
Income (loss) per basic share attributable to common stockholders	$0.01	$(0.02)	$(0.06)	$(0.03)
Income (loss) per diluted share attributable to common stockholders	$0.01	$(0.02)	$(0.06)	$(0.03)
Weighted-average number of common shares - basic	32,862	28,447	32,374	27,427
Weighted-average number of common shares - diluted	32,862	28,447	32,374	27,427

(1)

Represents a linear extrapolation of revenues over the three and nine months ended September 30, 2017 and 2016 and therefore does not take into account the irregularity of certain of the Company's revenue components, such as crop share lease payments.

During the nine months ended September 30, 2016, the Company completed 16 acquisitions which were accounted for as asset acquisitions in Georgia, South Carolina, Texas, Illinois, and Louisiana.  Consideration totaled $261.1 million and was comprised of cash, Common units, and Series A preferred units.  No intangible assets were acquired through these acquisitions.

The following outlines the fair value allocation of the assets and liabilities acquired as a result of the completion of six acquisitions in Michigan, Mississippi, Texas, Illinois, Colorado and Georgia which were accounted for as business combinations as of September 30, 2016:

($ in thousands)
Land, at cost	$7,170
Groundwater	634
Irrigation improvements	518
Permanent plantings	763
Below market lease	(29)
Total Consideration	$9,056

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

The Termination Agreement provided that, as of March 31, 2017, Prudential no longer provides services to the Company under the Prudential Agreements. The Company paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of approximately $0.2 million. The statement of operations impact to the Company for the nine months ended September 30, 2017 totaled $0.7 million, which is included in property operating expenses, with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the AFCO Mergers.

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company's business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. The Company seeks to make loans that are collateralized by farm real estate and in principal amounts of $100,000 or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

As of September 30, 2017 and December 31, 2016, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	September 30, 2017	December 31, 2016	Date
Mortgage Note(1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	240	980	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,194	-	3/16/2022
Mortgage Note	Principal & interest due at maturity	1,647	-	4/27/2018
Mortgage Note	Principal & interest due at maturity	100	-	1/31/2018
Mortgage Note	Principal due at maturity & interest paid in advance	669	-	2/15/2018
Total outstanding principal		6,650	2,780
Points paid, net of direct issuance costs		(10)	(4)
Interest receivable (net prepaid interest)		311	67
Total notes and interest receivable		$6,951	$2,843

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  On July 28, 2017 the Company notified the borrower of default under the Promissory Note.  The Company currently believes that collectability is reasonably assured.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of September 30, 2017 and December 31, 2016, the fair value of the notes receivable was $6.7 million and $2.8 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of September 30, 2017 and December 31, 2016, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			September 30,	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	Interest Rate Terms	2017	2017	2016	Date	2017
Farmer Mac Bond #1 (1)	Semi-annual interest only	2.40%	2.40%	$—	$20,700	September 2017	$—
Farmer Mac Bond #2 (2)	Semi-annual interest only	2.35%	2.35%	5,460	5,460	October 2017	9,557
Farmer Mac Bond #3	Semi-annual interest only	2.50%	2.50%	10,680	10,680	November 2017	11,487
Farmer Mac Bond #4	Semi-annual interest only	2.50%	2.50%	13,400	13,400	December 2017	23,588
Farmer Mac Bond #5	Semi-annual interest only	2.56%	2.56%	30,860	30,860	December 2017	61,104
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915	14,915	April 2025	21,609
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,441
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,929
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,711

MetLife Term Loan #1(3)	Semi-annual interest only	3.48% adjusted every three years	3.48%	90,000	90,000	March 2026	198,345
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	31,677
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	27,654
MetLife Term Loan #4(3)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	30,624
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	—	January 2027	16,761
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,159	—	February 2027	55,526
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	21,253	—	June 2027	48,307
Farm Credit of Central Florida	(4)	LIBOR + 2.6875% adjusted monthly	3.92%	5,102	5,102	September 2023	9,688
Prudential	(5)	3.20%	3.20%	6,481	6,600	July 2019	11,643
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.60%	25,000	—	January 2022	46,022
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.60%	25,000	—	January 2022	49,700
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.60%	25,000	—	January 2022	58,985
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.60%	15,000	—	January 2022	28,271
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.60%	30,000	—	January 2022	69,772
Total outstanding principal				465,834	309,862		$917,401
Debt issuance costs				(1,360)	(1,193)
Unamortized premium				20	110
Total mortgage notes and bonds payable, net				$464,494	$308,779

(1)	Bond was repaid in full on September 5, 2017.
(2)	Bond was repaid in full on October 23, 2017.
(3)

During the nine months ended September 30, 2017 the Company converted the interest rate on MetLife Term Loans 1 and 4 from variable to fixed rates that can be adjusted to an adjustable rate every three years over their remaining terms.

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

During the remainder of 2017, $60.4 million of the Company’s borrowings will mature. Any cash that the Company uses  to satisfy its outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects. As of September 30, 2017, the Company had $3.1 million in capacity available under the Farm Credit of Central Florida Mortgage Note (as defined below). The Company has signed a non-binding term sheet for a debt facility with a major financial institution, which the Company intends to use to refinance the debt due to mature in 2017.  The Company has also signed a non-binding term sheet for a debt facility with a major financial institution to finance a portion of the California property acquisition committed to during the quarter. However, the Company can provide no assurances that the Company will be able to enter into a binding agreement to refinance or secure the debt on similar terms or at all and thus alternative sources of capital may be necessary. As of September 30, 2017, the Company had $465.8 million of debt, which may expose the Company to the risk of default under the Company’s debt obligations, restrict the Company’s operations and the Company’s ability to grow the Company’s business and revenues and restrict the Company’s ability to pay distributions to the Company’s stockholders.

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

On September 5, 2017 the Company repaid in full a $20.7 million bond that was due and payable on that date, under the Farmer Mac facility.

As of September 30, 2017 and December 31, 2016, the Operating Partnership had approximately $134.8 million and approximately $155.5 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at September 30, 2017. On October 23 2017, the Company repaid in full the Farmer Mac #2 bond with an outstanding principal balance of $5.5 million.

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

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the nine months ended September 30, 2016, the Company accrued and paid debt issuance costs on the Bridge Loan totaling $173,907, and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan's principal amount, was considered additional interest paid on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

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

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of September 30, 2017.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately

$8.2 million to the Company with a maturity date of September 1, 2023.  As of September 30, 2017 and December 31, 2016, approximately $5.1 million had been drawn down under this facility.  Interest on Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of September 30, 2017 $0 remains available under this facility.

As of September 30, 2017, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the nine months ended September 30, 2017, $0.8 million in costs were incurred in conjunction with the MetLife and Rutledge Term Loans. During the nine months ended September 30, 2016, the Company paid 4.0% of the principal amount of the MSD Bridge Loan, or $2,120,000, as additional interest on issuance. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.5 million and $0.7 million as of September 30, 2017 and December 31, 2016, respectively.

Aggregate Maturities

As of September 30, 2017, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2017 (remaining three months)	$60,400
2018	—
2019	6,481
2020	48,300
2021	—
Thereafter	350,653
$465,834

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2017 and December 31, 2016, the fair value of the mortgage notes payable was $458.9 million and $300.1 million, respectively.

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

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 and $10,367 in June of 2016 and June of 2017, respectively, and increases annually thereafter.  The Company also entered into two annual leases for farmland and office space on January 1, 2017 and February 2, 2017, respectively. As of September 30, 2017, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2017 (remaining three months)	$44
2018	126
2019	74
2020	—
2021	—
$244

A sale of any of the 38 properties contributed to the Company’s portfolio at the time of its initial public offering that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions, which occurred on April 16, 2014. Furthermore, if any such sale or defeasance is foreseeable, the Company is required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code, by any of the equity interest holders of the recipient of the Common units.

The Company has entered into lease agreements in which the Company agreed to complete certain improvement projects on one Florida farm and four South Carolina farms. As of September 30, 2017, future capital commitments associated with the projects are as follows:

($ in thousands)	Future Capital
Year Ending December 31,	Commitments
2017 (remaining three months)	$4,311
2018	845
$5,156

As of September 30, 2017 the Company had the following properties under contract. As of the report date, none of the farm acquisitions below have closed, but are expected to close in Q4 2017 or Q1 2018 and are expected to be accounted for as asset acquisitions.

($ in thousands)	Purchase
Farm State	Price
South Carolina	$1,120
California	110,000
$111,120

See “Note 10—Subsequent Events” for properties put under contract subsequent to September 30, 2017.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of September 30, 2017 and December 31, 2016, the Company owned an 85.1% and  a 75.1% interest, respectively, in the Operating Partnership, and the remaining 14.9% and 24.9% interest, respectively, is included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unit holder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. On March 27, 2017, the Company issued 129,174 shares of common stock in exchange for 129,174  Common units that had been tendered for redemption. On April 12, 2017, the Company issued 328,122 shares of common stock in exchange for 328,122  Common units that had been tendered for redemption. On July 10, 2017, the Company issued 118,634 shares of common stock in exchange for 118,634  Common units that had been tendered for redemption. On July 19, 2017, the Company issued 531,827 shares of common stock in exchange for 531,827  Common units that had been tendered for redemption. There were 4.5 million and 3.0 million outstanding Common units eligible to be tendered for redemption as of September 30, 2017 and December 31, 2016, respectively.

If the Company gives the limited partners notice of its intention to make an extraordinary distribution of cash or property to its stockholders or effect a merger, a sale of all or substantially all of its assets, or any other similar extraordinary transaction, each limited partner may exercise its right to tender its Common units for redemption, regardless of the length of time such limited partner has held its Common units.

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem Common units for shares of common stock. When a Common unit is redeemed, non-controlling interest in the Operating Partnership is reduced and stockholders’ equity is increased.

The Operating Partnership intends to continue to make distributions on each Common unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the Common units held by the Company being utilized to pay dividends to the Company’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the nine months ended September 30, 2017 and September 30, 2016.  During the nine months ended September 30, 2017, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $3.1 million. During the nine months ended September 30, 2016, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $4.3 million.

Redeemable Non-controlling Interests in Operating Partnership, Class A Common Units

On June 2, 2015, the Company issued 1,993,709 Common units in conjunction with an asset acquisition. Beginning on June 2, 2016, the Common units became eligible to be tendered for redemption for cash, or at the Company’s option, for shares of common stock on a one for one basis. In connection with its annual meeting of stockholders held on May 25, 2016, the Company obtained stockholder approval to issue shares of its common stock upon the redemption of 883,724 of the Common units (the “Excess Units”). Prior to such stockholder approval, the Company would have been required to redeem the Excess Units for cash.  As the tender for redemption of the Excess Units for shares of common stock was outside of the control of the Company until May 25, 2016, these units were accounted for as mezzanine equity on the consolidated balance sheets as of December 31, 2015. After the redemption became within the control of the Company these excess units formed part of the non-controlling interests in the Operating Partnership. The Company elected to accrete the change in redemption value of the Excess Units subsequent to issuance and during the respective 12-month holding period, after which point the units were marked to redemption value at each reporting period.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No.1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Under the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of September 30, 2017 and December 31, 2016 was $119.6 million and $119.9 million, respectively, including accrued distributions.

On or after March 2, 2026, the tenth anniversary of the closing of the Forsythe acquisition (the “Conversion Right Date”), holders of the Series A preferred units have the right to convert each Series A preferred unit into a number of Common units equal to (i) the $1,000 liquidation preference plus all accrued and unpaid distributions, divided by (ii) the volume-weighted average price per share of the Company’s common stock for the 20 trading days immediately preceding the applicable conversion date. All Common units received upon conversion may be immediately tendered for redemption for cash or, at the Company’s option, for shares of common stock on a one-for-one basis, subject to the terms and conditions set forth in the Partnership Agreement. Prior to the Conversion Right Date, the Series A preferred units may not be tendered for redemption by the Holder.

On or after March 2, 2021, the fifth anniversary of the closing of the Forsythe acquisition, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions.

In the event of a Termination Transaction (as defined in the Partnership Agreement) prior to conversion, holders of the Series A preferred units generally have the right to receive the same consideration as holders of Common units and common stock, on an as-converted basis.

Holders of the Series A preferred units have no voting rights except with respect to (i) the issuance of partnership units of the Operating Partnership senior to the Series A preferred units as to the right to receive distributions and upon liquidation, dissolution or winding up of the Operating Partnership, (ii) the issuance of additional Series A preferred units and (iii) amendments to the Partnership Agreement that materially and adversely affect the rights or benefits of the holders of the Series A preferred units.

The Series A preferred units are accounted for as mezzanine equity on the consolidated balance sheet as the units are convertible and redeemable for shares at a determinable price and date at the option of the holder and upon the occurrence of an event not solely within the control of the Company.

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the nine months ended September 30, 2017 and 2016:

	Common		Series A Preferred Units
($ in thousands)	Redeemable Common units	Redeemable non-controlling interests	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2015	884	$9,695	—	$—
Issuance of redeemable Common units as partial consideration for real estate acquisition	—	—	117	117,000
Net loss attributable to non-controlling interest	—	(64)	—	—
Accrued distributions to non-controlling interest	—	(113)	—	2,057
Redemption of Common units for Common stock	(884)	(9,518)
Balance at September 30, 2016	—	$—	117	$119,057

Balance at December 31, 2016	—	$—	117	$119,915
Distributions paid to non-controlling interest	—	—	—	(2,915)
Accrued distributions to non-controlling interest	—	—	—	2,633
Redemption of Common units for common stock	—	—	—	—
Balance at September 30, 2017	—	$—	117	$119,633

Series B Participating Preferred Stock

On August 17, 2017, the Company and the Operating Partnership entered into an underwriting agreement with Raymond James & Associates, Inc. and Jefferies LLC, as representatives of the underwriters, pursuant to which the Company sold 6,037,500 shares of its newly designated Series B Participating Preferred Stock, at a public offering price of $25.00 per share, which is the Initial Liquidation Preference (as defined below) of the Series B Participating Preferred Stock.

Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation. Each preferred share of Series B Participating Preferred Stock is entitled to receive cumulative preferential cash dividends at a rate of 6.00% per annum of the $25 liquidation preference, which is payable quarterly in arrears on the last day of March, June, September and December (the “Initial Liquidation Preference”). Upon liquidation, before any payment or distribution of the assets of the Company is made to or set apart for the holders of equity securities ranking junior to the Series B Participating Preferred Stock, the holders of the Series B Participating Preferred Stock will be entitled to receive the sum of:

(i)	the Initial Liquidation Preference,
(ii)

adjusted by an amount equal to 50% of the cumulative change in the estimated value of farmland in the states in which the Company owned  farmland as of June 30, 2017 (measured by reference to a publicly available report released annually by the National Agricultural Statistics Board, the Agricultural Statistics Board and the U.S. Department of Agriculture) (the “FVA Adjustment”), and

(iii)	all accrued and unpaid dividends, subject to a 9.0% cap on total return (the “Final Liquidation Preference”).

After September 30, 2021, but prior to September 30, 2024, the Company at its option, may redeem all, but not less than all, of the then-outstanding shares of Series B Participating Preferred Stock at any time, for cash or for shares of common stock at a price equal to the Final Liquidation Preference plus an amount equal to the product of:

(i)	the Final Liquidation Preference, and
(ii)

the average change in land values in states in which the Company owned  farmland as of June 30, 2017 over the immediately preceding four years and multiplied by a constant percentage of 50% and prorated for the number of days between the most recent release of the publicly available land value report used to calculate the FVA Adjustment  (if such amount is positive) (the “Premium Amount”).

At any time on or after September 30, 2024, the Company, at its option, may redeem or convert to shares of common stock all, but not less than all, of the then-outstanding shares of Series B Participating Preferred Stock at the redemption price per share equal to:

(i)	the Initial Liquidation Preference, plus
(ii)	the FVA Amount, plus
(iii)	any accrued and unpaid dividends.

The total rate of return on shares of the Series B Participating Preferred Stock is subject to a cap such that the total rate of return, when considering the Initial Liquidation Preference, the FVA Adjustment and the Premium Amount plus accrued and unpaid dividends, will not exceed 9.0%.

In connection with the issuance of the Series B Participating Preferred Stock, the sole general partner of the Operating Partnership entered into Amendment No. 2  to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of newly classified 6.00% Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”), the economic terms of which are identical to those of the Series B Participating Preferred Stock. The Company contributed the net proceeds from the offering of the Series B Participating Preferred Stock to the Operating Partnership in exchange for 6,037,500 Series B participating preferred units.

The shares of Series B Participating Preferred Stock are accounted for as mezzanine equity on the consolidated balance sheet as the Series B Participating Preferred Stock is convertible and redeemable for common shares at a determinable price and date at the option of the Company and upon the occurrence of an event not solely within the control of the Company.

During the three and nine months ended September 30, 2017 the balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock was $144.2 million. During the quarter the Company declared and paid dividends relating to the Series B Participating Preferred Stock of $1.1 million.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the nine months ended September 30, 2017 and the year ended December 31, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2017	July 19, 2017	October 2, 2017	October 13, 2017	0.1275
	May 9, 2017	June 30, 2017	July 14, 2017	$0.1275
	February 22, 2017	April 1, 2017	April 14, 2017	0.1275
				$0.3825

2016	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275
	May 9, 2016	July 1, 2016	July 15, 2016	0.1275
	August 3, 2016	September 30, 2016	October 14, 2016	0.1275
	November 3, 2016	January 2, 2017	January 13, 2017	0.1275
				$0.5100

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $2.6 million in distributions payable as of September 30, 2017. The distributions are payable annually in arrears on January 15 of each year.

In connection with the Series B Participating Preferred Stock, the Company paid $1.1 million in distributions on September 30, 2017 to stockholders of record as of September 15, 2017. As long as shares of Series B Participating Preferred Stock are outstanding,  distributions on such shares are payable on the last day of March, June, September and December of each year to stockholders of record on the 15th day of such months.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to continue to fund repurchases under the program using cash on hand.  The Company repurchased 841,257 shares for $7.4 million at an average price of $8.85 per share during the three and nine months ended September 30, 2017.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan, among other things, increased the aggregate number of shares of the Company’s common stock reserved for issuance from 615,070, which was available under the First Amended and Restated Farmland Partners Inc. Equity Incentive Plan (together with the Second Amended Plan, the “Plan”), to 1,265,851 (including the 529,195 shares of restricted common stock that have been issued under the Plan and 750,000 shares reserved for future issuance). As of September 30, 2017, there were 0.7 million of shares available for future grant under the Plan.

The Company may issue equity-based awards to officers, non-employee directors, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into Common units.  The terms of each grant are determined by the compensation committee of the board of directors.

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

A summary of the nonvested shares as of September 30, 2017 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2015	145	$13.87
Granted	119	10.78
Vested	(70)	13.96
Forfeited	(5)	11.09
Unvested at September 30, 2016	189	11.97

Unvested at December 31, 2016	189	11.98
Granted	205	11.30
Vested	(108)	12.84
Forfeited	(7)	10.97
Unvested at September 30, 2017	279	$11.16

For the nine months ended September 30, 2017 and 2016, the Company recognized $1.1 million and $0.9 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of September 30, 2017 and December 31, 2016, there were $2.4 million and $1.2 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.3 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the nine months ended September 30, 2017, resulting in no change in fair value for the three months ended September 30, 2017.

At-the-Market Offering Program (the “ATM Program”)

On September 15, 2015, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $25 million. During the nine months ended September 30, 2016, the Company had sold an aggregate of 844,207 shares of common stock for aggregate proceeds, net of fees, of approximately $9.3 million at a weighted average price per share of $11.06. During the nine months ended September 30, 2017, the Company had made no sales under the ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.5 million and $0.1 million in offering costs during the nine months ended September 30, 2017 and 2016, respectively. As of

September 30, 2017 and December 31, 2016, the Company had $0.3 million and $0.2 million respectively in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands except per share amounts)	2017	2016	2017	2016
Numerator:
Net profit (loss) attributable to Farmland Partners Inc.	$2,216	$70	$2,277	$(412)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(36)	(24)	(116)	(72)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, Common units	—	—	—	(113)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, Series A preferred units	(877)	(887)	(2,632)	(2,057)
Less: Dividends on Series B Participating Preferred Stock	(1,082)	—	(1,082)	—
Net income (loss) attributable to common stockholders	$221	$(841)	$(1,553)	$(2,654)

Denominator:
Weighted-average number of common shares - basic	32,862	13,683	30,695	12,663
Conversion of Series A preferred units(1)	—	—	—	—
Conversion of Series B Participating Preferred Stock (1)	—	—	—	—
Unvested restricted shares(1)	—	—	—	—
Weighted-average number of common shares - diluted	32,862	13,683	30,695	12,663

Earnings (Loss) per share attributable to common stockholders - basic	$0.01	$(0.06)	$(0.05)	$(0.21)
Earnings (Loss) per share attributable to common stockholders - diluted	$0.01	$(0.06)	$(0.05)	$(0.21)

(1)	Anti-dilutive for the three and nine months ended September 30, 2017 and 2016.

Unvested shares of the Company’s restricted common stock are, and until May 26, 2016, the Excess Units were, considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. On May 25, 2016, the Company obtained stockholder approval allowing the Company to issue shares of common stock upon the redemption of the Excess Units, which allowed the Company to remove the Excess Units from the mezzanine section of the consolidated balance sheets. As such, as of September 30, 2017, the Company no longer has any Common units included as redeemable non-controlling interests outstanding in the mezzanine section of the consolidated balance sheets.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 6.1 million and 5.3 million for the nine months ended September 30, 2017 and 2016, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2017 and September 30, 2016, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2017, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three months ended September 30, 2016 and nine months ended September 30, 2017 and 2016, diluted weighted average common shares do not include the impact of 0.3 million and 0.2 million, respectively, unvested compensation-related shares as they would have been anti-dilutive. The effect of these items on diluted earnings per share for the three months ended September 30, 2017 has been reflected in the dilutive earnings per share calculation.

The following equity awards and units are outstanding as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017	December 31, 2016
Shares	32,353	17,163
Common units	5,724	5,692
Unvested restricted stock	279	188
	38,356	23,043

Note 10—Subsequent Events

Subsequent to the quarter end the Company repurchased an additional 279,210 shares at an average price of $9.15 for total consideration of $2.6 million.

On October 23, 2017 the Company fully repaid the remaining $5.5 million in principal on Farmer Mac Bond #2 which was due and payable on that date. The Company now has a total of $129.3 million outstanding under the Farmer Mac Facility, $54.9 million of which matures prior to the end of 2017.

On October 31, 2017, the Company completed one acquisition which is expected to be accounted for as an asset acquisition in South Carolina. Consideration totaled $2.2 million and was paid in cash.

On October 31, 2017, the Company issued 984,365 shares of common stock in exchange for 984,365  Common units that had been tendered for redemption.

On November 8, 2017, the Company’s board of directors declared a distribution of $0.1275 per share of common stock and Common unit payable on January 16, 2018 to holders of record as of January 1, 2018.

On November 8, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on January 2, 2017 to stockholders of record as of December 15, 2017.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 154,164 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas, and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 75% of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% of the acres in  our portfolio produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

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

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2017 we own a 85.1% interest in the Operating Partnership. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region:

Region(1)	Total Acres
Corn Belt	47,472
Delta & South	28,912
High Plains	31,503
Southeast	39,805
West Coast	6,472
154,164

(1)

Corn Belt includes farms located in Illinois, Michigan, eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and Texas. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina, and Virginia. West Coast includes farms located in California.

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of development properties (approximately 716 acres as of September 30, 2017) relying on custom farming contracts with local farm operators.  Additionally, the TRS operates a volume purchasing program for participating tenants by working with suppliers to pool tenant purchasing power and create cost savings through bulk orders.

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

Recent Developments

Public Offering of Series B Participating Preferred Stock

On August 17, 2017, we entered into an underwriting agreement with Raymond James & Associates, Inc. and Jefferies LLC, as representatives of the underwriters, pursuant to which we sold 6,037,500 shares our newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share, at a public offering price of $25.00 per share, which is the initial liquidation preference of the Series B Participating Preferred Stock.

Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation. Each share of Series B Participating Preferred Stock entitled to receive cumulative preferential cash distributions at a rate of 6.00% per annum of the $25 liquidation preference, which is payable quarterly in arrears on the last day of March, June, September and December (the “Initial Liquidation Preference”). Upon liquidation, before any payment or distribution of the assets of the Company is made to or set apart for the holders of equity securities ranking junior to the Series B Participating Preferred Stock, the holders of the Series B Participating Preferred Stock will be entitled to receive the sum of:

(i)	the Initial Liquidation Preference,
(ii)

adjusted by an amount equal to 50% of the cumulative change in the estimated value of farmland in the states in which the Company owned  farmland as of June 30, 2017 (measured by reference to a publicly available report released annually by the National Agricultural Statistics Board, the Agricultural Statistics Board and the U.S. Department of Agriculture) (the “FVA Adjustment”), and

(iii)	all accrued and unpaid dividends, subject to a 9.0% cap on total return (the “Final Liquidation Preference”).

After September 30, 2021, but prior to September 30, 2024, we at our option, may redeem all, but not less than all, of the then-outstanding shares of Series B Participating Preferred Stock at any time, for cash or convert into shares of our common stock, at a price equal to the Final Liquidation Preference plus an amount equal to  the product of:

(i)	the Final Liquidation Preference, and
(ii)

the average change in land values in states in which the Company owned  farmland as of June 30, 2017 over the immediately preceding four years and multiplied by a constant percentage of 50% and prorated for the number of days between the most recent release of the publicly available land value report used to calculate the FVA Adjustment  (if such amount is positive) (the “Premium Amount”).

At any time on or after September 30, 2024, the Company, at its option, may redeem all, but not less than all, of the then-outstanding shares of Series B Participating Preferred Stock at the:

(i)	redemption price per share equal to the Initial Liquidation Preference, plus
(ii)	the FVA Amount, plus
(iii)	any accrued and unpaid dividends.

The total rate of return on shares of the Series B Participating Preferred Stock is subject to a cap such that the rate of return, when considering the Initial Liquidation Preference, the FVA Adjustment and the Premium Amount plus accrued and unpaid dividends, will not exceed 9.0%.

In connection with the issuance of the Series B Participating Preferred Sock, the sole general partner of the Operating Partnership entered into Amendment No. 2  to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of newly classified 6.00% Series B participating preferred units of limited partnership interest in the Operating Partnership, the economic terms of which are identical to those of the Series B Participating Preferred Stock. We contributed the net proceeds from the offering of the Series B Participating Preferred Stock to the Operating Partnership in exchange for 6,037,500 Series B participating preferred units. For more information about our Series B Participating Preferred Stock, see out Current Report on Form 8-K fied on August 16, 2017.

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

       At the effective time of the Partnership Merger, each Common unit of limited partnership interest in AFCO OP issued and outstanding immediately prior to the effective time of the Partnership Merger, was converted automatically into the right to receive, subject to certain adjustments, 0.7417 Common units. We issued 218,525 Common units as consideration in the Partnership Merger.

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

Acquisitions under Contract

      On September 22, 2017, we entered into a purchase agreement to acquire three tree nut ranches in California for total consideration of $110 million in cash. The purchase agreement contains certain customary representations, warranties and covenants of the parties, and the acquisition of the Properties is expected to close in December 2017, subject to the satisfaction of certain customary closing conditions. In connection with the closing pursuant to the purchase agreement, the Company expects to enter into a 25-year triple-net lease agreement with the current owner on a revenue share basis with respect to the properties. During the term of the lease, the operator will be responsible for the operation, maintenance and improvements on the properties and will have a right of first refusal if we were to hold the Properties for sale. There can be no assurances that the acquisition will be completed, or that the lease will be entered into, on the expected timeline, on the expected terms or at all. We have signed a non-binding term sheet for a debt facility with a major financial institution to finance a portion of this acquisition. We can provide no assurances that we will be able to enter into the anticipated debt facility on the expected terms, on the expected timeline or at all.

On August 1, 2017 the Company contracted to acquire farmland in South Carolina for an approximate purchase price of $1.1 million. There can be no assurances that the acquisition will be completed on the expected timeline, on the expected terms or at all.

Prudential Termination Agreement

On February 18, 2017, we entered into a Termination Agreement (the “Termination Agreement”) with Prudential Capital Mortgage Company (“the Prudential Sub-Advisor”) pursuant to which we and the Prudential Sub-Advisor agreed to terminate, effective as of March 31, 2017, the Amended and Restated Sub-Advisory Agreement (the “Sub-

Advisory Agreement”), dated as of October 23, 2015, by and among American Farmland Company, American Farmland Advisors, American Farmland Company L.P. and Prudential and certain related property management agreements (together with the Sub-Advisory Agreement, the “Prudential Agreements”).

The Termination Agreement provided that, as of March 31, 2017, Prudential no longer provides services to us under the Prudential Agreements. We paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of $0.2 million. The statement of operations impact to the Company for the nine month period ended September 30, 2017 totaled $0.7 million, which is included in property operating expenses, with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the AFCO Mergers.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many crops experienced significant declines in 2014, 2015 and 2016, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population, GDP per capita and farmland productivity will result in increased revenues per acre for primary crops over time.

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

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years.  Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 171 million acres will be added from 2005-2007 to 2050, a 4.3% increase. Furthermore, the National Academy of Sciences of the

United States of America estimates that farmland lost to development worldwide is on average 1.8 times more productive than the new farmland coming to production. In comparison, world population is expected to grow over the same period to 9.7 billion, a nearly 40% increase. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

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

Lease Expirations

Farm leases are generally short-term in nature.  As of September 30, 2017, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents
2017 (remaining three months)	30,797	20.0%	$6,000	19.3%
2018	33,978	22.1%	6,567	21.1%
2019	57,525	37.4%	11,045	35.5%
2020	11,663	7.6%	4,272	13.7%
2021	13,184	8.6%	2,329	7.5%
2022 and beyond	6,734	4.3%	860	2.9%
	153,881	100.0%	$31,073	100.0%

As of September 30, 2017, we had 72,681 acres for which lease payments are based on a percentage of farming revenues and 716 acres that are leased to our TRS, which are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We expect market rents in the coming year to be flat.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

Results of Operations

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

	For the three months ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
OPERATING REVENUES:
Rental income	$11,107	$6,164	$4,943	80%
Tenant reimbursements	474	112	362	323%
Other revenue	465	670	(205)	(31)%
Total operating revenues	12,046	6,946	5,100	73%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,107	419	1,688	403%
Property operating expenses	1,400	548	852	155%
Acquisition and due diligence costs	180	1,712	(1,532)	(89)%
General and administrative expenses	1,707	1,587	120	8%
Legal and accounting	450	330	120	36%
Other operating expenses	88	160	(72)	(45)%
Total operating expenses	5,932	4,756	1,176	25%
OPERATING INCOME	6,114	2,190	3,924	179%

OTHER (INCOME) EXPENSE:
Other income	(135)	(72)	(63)	88%
(Gain) loss on disposition of assets	(44)	—	(44)	NM
Interest expense	3,683	2,065	1,618	78%
Total other expense	3,504	1,993	1,511	76%

Net income before income tax expense	2,610	197	2,413	1,225%

Income tax expense	—	97	(97)	NM

NET INCOME	$2,610	$100	$2,510	2,510%

NM=Not Meaningful

Our rental income for the period presented was impacted by the two acquisitions completed in the last quarter of 2016 and, to a greater extent, the 15 acquisitions and the AFCO Mergers completed in the first three quarters of 2017. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 110,828 acres, which represents 72% of our current portfolio on an acreage basis.

Total rental income under cash leases for the same-property portfolio decreased to $4.9 million for the three months ended September 30, 2017, from $5.9 million for the three months ended September 30, 2016, as a result of average annual rent for the same-property portfolio decreasing year over year to $165 per acre in the third quarter of 2017 from $199 in the comparative three-month period ended September 30, 2016. In the fourth quarter of 2016 we recognized $6.5 million in revenue in connection with the termination of certain leases. Had we recognized such revenue through the remaining life of the cancelled leases, the average annual rent for the same property portfolio would have decreased from $199 in the third quarter of 2016 to $187 in the third quarter of 2017. This decrease is primarily due to the fact that more of our leases now require the tenant to pay a portion of its rent through crop share payments rather than through fixed cash rental payments.  Under GAAP, we cannot recognize crop share revenue until our tenant has a contractual agreement to sell the crop, therefore such revenue is not included in our results of operations for the three months ended September 30, 2017.  Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected in the fourth quarter.

Total rental income increased $4.9 million, or 80%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, resulting from the completion of 17 acquisitions and the AFCO Mergers after September 30,  2016.  For the three months ended September 30, 2017, the average annual cash rent for the entire portfolio remained consistent at $202 per acre compared to the same period in 2016.

Revenues recognized from tenant reimbursement of property taxes increased 323%. This increase is the result of an increased number of leases requiring reimbursement of property taxes to the Company by the tenant.

Other revenues totaled $0.5 million during the three months ended September 30, 2017, compared to $0.7 million in the comparative three-month period ended September 30, 2016. The $0.5 million recognized in the three months ended September 30, 2017 consisted of $0.2 million realized on crop sales from our farming operation in the TRS, in addition to $0.3 million earned on interest and amortization of net loan fees from notes receivable compared to $0.6 million and $0.1 million, respectively, recognized in the three months ended September 30, 2016. Mortgage notes receivable under the FPI Loan Program totaled $7.0 million as of September 30, 2017 compared to $2.9 million as of September 30, 2016.

Depreciation, depletion and amortization expense increased $1.7 million, or 403%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, as a result of acquiring approximately $0.3 million in depreciable assets in the last quarter of 2016 and an additional $84.6 million in depreciable assets during the first three quarters of 2017. This change was primarily driven by an increased investment in permanent crops. Additionally, approximately $0.7 million was invested in property improvements during the last quarter of 2016 along with $11.7 million in property improvements during the first three quarters of 2017.

Property operating expenses increased $0.9 million, or 155%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily related to property taxes attributable to properties acquired since September 30, 2016.

Acquisition and due diligence costs totaled $0.2 million for the three months ended September 30, 2017 as compared to $1.7 million recognized in the same period of the prior year. Prior year expenses largely related to cost associated with the acquisition of AFCO.  The acquisition and due diligence costs recognized in the three months ended September 30, 2017 primarily consisted of $0.1 million of continued expense related to the AFCO Mergers as well as $0.1 million of land acquisition costs related to potential acquisitions that were not pursued further.

General and administrative expenses increased $0.1  million, or 8%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the three months ended September 30, 2017, employee compensation expenses increased $0.1 million which includes an increase in employee benefits expenses, as compared with the same period in 2016, due to an increase in the number of employees from 15 as of September 30, 2016 to 16 as of September 30, 2017.

Legal and accounting expenses increased $0.1 million, or 36%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily as a result of the continued growth of our portfolio and general corporate matters.

Other income increased $0.1 million, or 88%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to higher interest income on bank accounts.

Interest expense increased $1.6 million, or 78%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase is the result of an increase in our outstanding borrowings from $303.3 million as of September 30, 2016 to $465.8 million as of September 30, 2017 and increased interest rates. The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties as well as the debt assumed in the AFCO Mergers.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

	For the Nine Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
OPERATING REVENUES:
Rental income	$28,381	$16,462	$11,919	72%
Tenant reimbursements	1,230	276	954	346%
Other revenue	1,044	931	113	12%
Total operating revenues	30,655	17,669	12,986	73%

OPERATING EXPENSES
Depreciation, depletion and amortization	5,651	1,102	4,549	413%
Property operating expenses	4,399	1,529	2,870	188%
Acquisition and due diligence costs	878	1,818	(940)	(52)%
General and administrative expenses	5,840	4,770	1,070	22%
Legal and accounting	1,151	882	269	30%
Other operating expenses	363	248	115	46%
Total operating expenses	18,282	10,349	7,933	77%
OPERATING INCOME	12,373	7,320	5,053	69%

OTHER (INCOME) EXPENSE:
Other income	(157)	(133)	(24)	18%
(Gain) loss on disposition of assets	48	—	48	NM
Interest expense	9,852	7,869	1,983	25%
Total other expense	9,743	7,736	2,007	26%

Net income (loss) before income tax expense	2,630	(416)	3,046	(732)%

Income tax expense	—	97	(97)	NM

NET INCOME (LOSS)	$2,630	$(513)	$3,143	(613)%

NM=Not Meaningful

Our rental income for the period presented was impacted by the two acquisitions completed in the last quarter of 2016 and, to a greater extent, the 15 acquisitions and the AFCO Mergers completed in the first three quarters of 2017. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the periods presented includes 74,420 acres, which represents 48% of our current portfolio on an acreage basis.

Total rental income under cash leases for the same-property portfolio decreased to $8.0 million for the nine months ended September 30, 2017, from $12.0 million for the nine months ended September 30, 2016, as a result of average annual rent for the same-property portfolio decreasing year over year to $145 per acre in the first three quarters of 2017 from $215 in the comparative nine-month period ended September 30, 2016. In the fourth quarter of 2016 we recognized $6.5 million in revenue in connection with the termination of certain leases. Had we recognized such revenue through the remaining life of the cancelled leases, the average annual rent for the same property portfolio would have decreased from $215 in the first three quarters of 2016 to $179 in the first three quarters of 2017. This decrease is primarily due to the fact that more of our leases now require the tenant to pay a portion of its rent through crop share payments rather than through fixed cash rental payments.  Under GAAP, we cannot recognize crop share revenue until our tenant has a contractual agreement to sell the crop, therefore such revenue is not included in our results of operations for the nine months ended September 30, 2017. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected in the fourth quarter.

Total rental income increased $11.9 million, or 72%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, resulting entirely from the completion of 17 acquisitions and the AFCO Mergers after September 30, 2016.  For the nine months ended September 30, 2017, the average annual cash rent for the entire portfolio remained consistent at $202 per acre compared to the same period in 2016.

Revenues recognized from tenant reimbursement of property taxes increased 346%. This increase is the result of an increased number of leases requiring reimbursement of property taxes to the Company by the tenant.

Other revenues totaled $1.0 million during the nine months ended September 30, 2017, compared to $0.9 million in the comparative nine-month period ended September 30, 2016. The $1.0 million recognized in the nine months ended September 30, 2017 consisted of $0.6 million realized on crop sales from our farming operation in the TRS, in addition to $0.4 million earned on interest and amortization of net loan fees from notes receivable compared to $0.8 million and $0.1 million, respectively, recognized in the nine months ended September 30, 2016. Mortgage notes receivable under the FPI Loan Program totaled $7.0 million as of September 30, 2017 compared to $2.9 million as of September 30, 2016.

Depreciation, depletion and amortization expense increased $4.5 million, or 413%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, as a result of acquiring approximately $0.3 million in depreciable assets in the last quarter of 2016 and an additional $84.6 million in depreciable assets during the first three quarters of 2017. This change was primarily driven by an increased investment in permanent crops.Additionally, approximately $0.7 million was invested in property improvements during the last quarter of 2016 along with $11.7 million in property improvements during the first three quarters of 2017.

Property operating expenses increased $2.9 million, or 188%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily related to property taxes attributable to properties acquired since September 30, 2016. The increase in property operating expenses also includes an increase in expense relating to the Prudential Agreements assumed in the AFCO Mergers and subsequently terminated as of March 31, 2017, totaling $0.7 million compared to no such costs in the same period in 2016.

Acquisition and due diligence costs totaled $0.9 million for the nine months ended September 30, 2017 as compared to $1.8 million recognized in the same period of the prior year. Prior year costs largely related to the acquisition of AFCO. The acquisition and due diligence costs recognized in the nine months ended September 30, 2017 primarily consisted of $0.5 million of costs related to the AFCO Mergers, $0.2 million of land acquisition costs related to potential acquisitions that were not pursued further, and $0.2 million of miscellaneous acquisition and due diligence expenses.

General and administrative expenses increased $1.1 million, or 22%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.  The increase in general and administrative expenses was largely a result of increased costs related to our continued growth. During the nine months ended September 30, 2017, employee compensation expenses increased $0.9 million which includes an increase in employee benefits expenses, as compared with the same period in 2016, due to an increase in the number of employees from 15 as of September 30, 2016 to 16 as of September 30, 2017. During the nine months ended September 30, 2017, our public company costs increased due to increased investor relations, regulatory, compliance activity and general and administrative activity. This activity amounted to an increase of $0.2 million during the nine months ended September 30, 2017 compared to the same period in 2016.

Legal and accounting expenses increased $0.3 million, or 30%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily as a result of increased costs related to transactions, including the AFCO Mergers, the continued growth of our portfolio and general corporate matters.

Other operating expenses totaling $0.4 million during the nine months ended September 30, 2017 is related to cost of crop sales on the $0.6 million of revenue recognized on crop sales from our TRS’s farming operations, compared to other operating expenses totaling $0.2 million during the nine months ended September 30, 2016 related to cost of crop sales on the $0.8 million of revenue recognized on crop sales in that period.

Other income increased $0.02 million, or 18%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to higher interest on bank accounts.

Interest expense increased $2.0 million, or 25%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.  This increase resulted from an increase in our outstanding borrowings from $303.3 million as of September 30, 2016 to $465.8 million as of September 30, 2017 and increased interest rates, which was offset by the absence of additional interest expense during the nine months ended September 30, 2017 related to interest and amortization of deferred loan fees associated with the $53.0 million Bridge Loan compared to $2.4 million during the nine months ended September 30, 2016.  The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties as well as the debt assumed in the AFCO Mergers.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to Common unitholders, and other general business needs.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows and borrowings from prospective lenders. As at September 30, 2017 the Company had $129.3 million in cash on hand.

During the remainder of 2017, $54.9 million of our borrowings will mature. Any cash that we use to satisfy our outstanding debt obligations will reduce the amounts available to acquire additional farms, which could adversely affect our growth prospects. As of the date of this report, we have $3.1 million in capacity available under the Farm Credit of Central Florida Mortgage Note (as defined below). To date, we have repayed all 2017 maturities under the Famer Mac Facility using cash from the Series B Participating Preferred Stock offering. We have signed a non-binding term sheet with a major financial institution for a debt facility, which we intend to use to refinance the debt due to mature in 2017. The Company has also signed a non-binding term sheet for a debt facility with a major financial institution to finance a portion of the California property acquisition committed to during the quarter. However, we can provide no assurances that we will be able to enter into a binding agreement to refinance or secure the debt on similar terms or at all and thus alternative sources of capital may be necessary. As of September 30, 2017, we had $465.8 million of debt, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

On August 17, 2017, we completed an underwritten public offering of 6,037,500 shares of Series B Participating Preferred Stock which generated net proceeds of $144.5 million. We intend to use the proceeds from the offering to partially fund our acquisition of the California properties discussed under “—Recent Developments—Acquisitions under Contract” and for future farmland acquistions in accordance with our investment strategy and for general corporate purposes. The Company has also used part of the proceeds to make initial debt repayments for maturing bonds under the Farmer Mac Facility, we have signed a non-binding term sheet with a major financial institution for a debt facility, which we intend to use to refinance the remaining debt due to mature in 2017 and to replace cash used from the Series B Participating Preferred Stock offering initially used to make bond repayments.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million. Through September 30, 2017, the Company has generated $11.1 million in net cash proceeds under the ATM Program which is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our board of directors.

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

On September 5, 2017 the Company repaid $20.7 million in principal which was due and payable on that date, as a result this facility has been fully repaid.

As of September 30, 2017 and December 31, 2016, we had approximately $134.8 million and approximately $155.5 million outstanding, respectively, under the Farmer Mac Facility. The Farmer Mac Facility is subject to our ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. We were in compliance with all applicable covenants at September 30, 2017. On October 23 2017, the Company repaid in full an additional bond with an outstanding principal amount of $5.5 million bringing the total amount of outstanding indebtedness under the Farmer Mac Facility to $129.3 million.

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

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the nine months ended September 30, 2016, we accrued and paid debt issuance costs on the Bridge Loan totaling $173,907, and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan’s principal amount was considered additional interest paid on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans, as described below.

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

Each of the MetLife Loan Agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that secure the MetLife Term Loans. As of September 30, 2017 there was $199.5 million outstanding under the MetLife Term Loans and we were in compliance with all covenants under the MetLife Loan Agreements.

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023. As of September 30, 2017 and December 31, 2016, approximately $5.1 million had been drawn down under this facility. Interest on the Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875% which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from Farm Credit Mortgage Note are to be used for the acquisition and development of additional land.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring us to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

Prudential Note

On December 21, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement  with The Prudential Insurance Company of America (“Prudential”)  which provides for a loan of approximately $6.6 million to the Company with a maturity date of July 1, 2019 (the “Prudential Note”).  Interest on the Prudential Note is payable in cash semi-annually and accrues at a fixed rate of 3.20% per annum. Proceeds from the Prudential Note were used for the acquisition of additional land. As of September 30, 2017 there was $6.5 million outstanding under the Prudential Note and we were in compliance with all covenants under the Prudential Loan Agreement.

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of September 30, 2017 $0 remains available under this facility.

As of the date of this Quarterly Report, there is an aggregate of $120.0 million outstanding under Rutledge Loan Agreements. As of September 30, 2017, we were in compliance with all covenants under the Rutledge Loan Agreements.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(3,401)	$3,614
Net cash used in investing activities	$(114,200)	$(127,349)
Net cash provided by financing activities	$199,733	$117,410

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

As of September 30, 2017, we had $129.3 million of cash compared to $17.2 million at September 30, 2016.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $7.0 million, primarily as a result of the following:

•	Receipt of $28.2 million in cash rents for the nine months ended September 30, 2017, as compared to receiving $16.3 million in cash rents in the nine months ended September 30, 2016;
•	An increase of $1.8 million in cash paid for interest as compared to the nine months ended September 30, 2016;
•	An increase of approximately $4.6 million in cash paid for other operating expenses as compared to the nine months ended September 30, 2016; and
•	Cash payments totaling $12.5 million made in relation to settling assumed obligations as part of the AFCO Mergers.

Cash Flows from Investing Activities

Net cash used for investing activities decreased $13.1 million primarily as a result of the following:

•

Completing 15 acquisitions and the AFCO Mergers during the nine months ended September 30, 2017 for aggregate cash consideration of $92.7 million, as compared to $122.4 million in aggregate cash consideration for 22 acquisitions during the nine months ended September 30, 2016;

•	An increase of $12.6 million in investments in real estate improvements as compared to the nine months ended September 30, 2016;
•	A $0.1 million decrease in principal on notes receivable received by the Company as compared to the nine months ended September 30, 2016;
•	A $3.9 million increase in notes receivable issued by the Company as compared to the nine months ended September 30, 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $82.3 million primarily as a result of the following:

•	Borrowings from mortgage notes payable decreased $99.0 million as compared to the borrowings during the nine months ended September 30, 2016;
•	Debt payments decreased $63.9 million as compared to the nine months ended September 30, 2016 which includes the pay-off of the $53.0 million Bridge Loan;
•	A $9.3 million decrease in proceeds from the At the Market offering as compared to the nine months ended September 30, 2016;
•	A $7.4 million increase in common stock repurchased as compared to the nine months ended September 30, 2016;
•	A $2.9 million increase in dividends paid on Series A preferred units as compared to the nine months ended September 30, 2016;
•	Increase of $5.7 million in dividends paid on common stock as compared to the nine months ended September 30, 2016;
•	Increase of $144.5 million in proceeds from issuance of the Series B Participating Preferred Stock as compared to the nine months ended September 30, 2016;
•	Increase of $1.1 million in dividends paid on Series B, Participating Preferred Stock as compared to the nine months ended September 30, 2016;

•	An increase in distributions of $0.2 million to non-controlling interests as compared to the nine months ended September 30, 2016;
•	A $0.5 million increase in the payments associated with offering costs as compared to the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.9 million and $1.8 million for the periods ended September 30, 2017, and 2016, respectively.  Real estate related acquisition and due diligence costs for the period ended September 30, 2016 included $2.3 million in interest and loan fees associated with the short-term Bridge Loan and the Forsythe acquisition and as the interest and fees are a non-recurring item they have been excluded from the AFFO calculation. Included in the $2.3 million of interest and loan fees is only a portion of the interest, approximately $2.1 million, or 4% of the Bridge Loan's principal amount, which was considered additional interest paid on issuance. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.2 million and $0.1 million for the period ended September 30, 2017, and 2016, respectively.  Also included in real estate related acquisition and due diligence costs for the period ended September 30, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $160,000 termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improves comparability of our results over each reporting period and of our Company with other real estate operators.

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

•

Distributions on Series A preferred units.  Dividends on Series A preferred units, which are convertible into Common units on or after March 2, 2026, have a fixed and certain impact on our cash flow, thus they are subtracted from FFO.  We believe this improves comparability of our Company with other real estate operators.

•

Dividends on Series B Participating Preferred Stock.  Dividends on Series B Participating Preferred Stock, which may be redeemed for cash or converted into shares of common stock on or after September 30, 2021, have a fixed and certain impact on our cash flow, thus they are subtracted from FFO.  We believe this improves comparability of our Company with other real estate operators.

•

Common shares fully diluted.  In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes shares of common stock, Common units, redeemable Common units and unvested restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company.  The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, thus don’t share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2017	2016	2017	2016
Net income (loss)	$2,610	$100	$2,630	$(513)
Depreciation, depletion and amortization	2,107	419	5,651	1,102
FFO	4,717	519	8,281	589

Stock based compensation	309	333	1,091	889
Indirect equity offering costs	—	24	—	72
Real estate related acquisition and due diligence costs	250	1,735	1,760	4,172
Dividends on Series B Participating Preferred Stock and distributions on Series A preferred units	(1,959)	(887)	(3,714)	(2,057)
AFFO	$3,317	$1,724	$7,418	$3,665

AFFO per diluted weighted average share data:

AFFO weighted average common shares	38,997	19,711	37,118	18,576

Net income (loss) per share available to common stockholders	$0.01	$(0.06)	$(0.05)	$(0.21)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.06	0.07	0.12	0.19
Depreciation, depletion and amortization	0.05	0.02	0.15	0.06
Stock based compensation	0.01	0.02	0.03	0.05
Real estate related acquisition and due diligence costs	0.01	0.09	0.05	0.22
Dividends on Series B Participating Preferred Stock and distributions on Series A preferred units	(0.05)	(0.05)	(0.10)	(0.11)
AFFO per diluted weighted average share	$0.09	$0.09	$0.20	$0.20

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Basic weighted average shares outstanding	32,862	13,683	30,695	12,663
Weighted average Common units on an as-if converted basis	5,846	5,840	6,139	5,265
Weighted average unvested restricted stock	289	188	284	177
Weighted average redeemable non-controlling interest in operating partnership	—	—	—	471
AFFO weighted average common shares	38,997	19,711	37,118	18,576

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

The following table sets forth a reconciliation of our net income to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$2,610	$100	$2,630	$(513)
Interest expense	3,683	2,065	9,852	7,869
Income tax expense	—	97	—	97
Depreciation, depletion and amortization	2,107	419	5,651	1,102
EBITDA	$8,400	$2,681	$18,133	$8,555

Stock-based compensation	309	333	1,091	889
Indirect equity offering costs	—	24	—	72
Real estate related acquisition and due diligence costs	250	1,735	1,760	1,901
Adjusted EBITDA	$8,959	$4,773	$20,984	$11,417

Inflation

Most of our farming leases are two to three years for row crops and one to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because our leases will be renegotiated every one to five years.  We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

At September 30, 2017, $125.1 million, or 27%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.3 million per year. At September 29, 2017, LIBOR was approximately 123 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $1.6 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business.

Item 1A.Risk Factors.

As of September 30, 2017, There have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

      None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. Our repurchase activity for the three months ended September 30, 2017 under the share repurchase program is presented in the following table.

($ in thousands)	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2017 - July 31, 2017	—	$—	—	$25,000
August 1, 2017 - August 31, 2017	274	8.54	274	22,660
September 1, 2017 - September 30, 2017	567	9.00	567	17,555
Total	841	$8.85	841	$17,555

As of the date of this report the Company has repuchased 1,120,467 shares for $9,999,998 at an average price of $8.92.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other information.

None.

Item 6.Exhibits.

The exhibits on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1*	Purchase Agreement, dated as of September 22, 2017, by and between Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Olam International
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB 101.PRE	XBRL Taxonomy Extension Label Linkbase* XBRL Taxonomy Extension Presentation Linkbase*

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Dated: November 9, 2017	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2017	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)