Form 10-K
period 2017-12-31
Farmland Partners Inc.
filed 2018-03-05
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-36405

___________________________________________

FARMLAND PARTNERS INC.

(Exact Name of Registrant as Specified in Its Charter)

___________________________________________

Maryland	46-3769850
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4600 South Syracuse Street, Suite 1450 Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (720) 452-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
6.00% Series B Participating Preferred Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $290,922,226 based on the closing sales price of $8.94 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 1, 2018, the registrant had 33,334,849 shares of common stock held by non-affiliates of the registrant outstanding for an aggregate market value of $255,678,292 ($292,029,275 on a fully diluted basis, including 4,739,372 Common units of limited partnership interest in the registrant’s operating partnership) based on the closing sales price of $7.67 on the New York Stock Exchange on March 1, 2018 . As of March 1, 2018, a total of 33,334,849 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2017.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, and the other factors described in the risk factors included in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). Given these uncertainties contained or reflected in forward-looking statements, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

PART I

Item 1. Business

Our Company

References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

We are the largest public farmland real estate investment trust in the nation, with a portfolio spanning approximately 166,000 acres across 17 states. Our company is currently diversified across more than 100 tenant farmers who grow more than 26 major commercial crops. As of the date of this Annual Report on Form 10-K, approximately 75% by value, of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% by value, of the acres in our portfolio are used to grow specialty crops, such as almond, citrus, blueberries, vegetables and edible beans. In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant)secured by real estate to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report on Form 10-K, we own 87.6% of the Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and none of the Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of our common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. See Note 9 to our consolidated financial statements for additional information regarding the Series A preferred units.

In addition to farmland, we own the improvements on our farms, such as irrigation, drainage and grain storage facilities. In 2017, we had lease options on eleven of our farms for solar and wind production on our farmland. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, during 2017, we engaged directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of acres (approximately 716 acres during 2017) relying on custom farming contracts with local farm operators.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of our leases that are in place as of the date of this Annual Report on Form 10-K have fixed annual rental payments. Some of our leases have a variable rent component based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents helps insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants, while generating attractive risk-adjusted returns and making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of at least 50% of the annual rent, leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year.

We elected  and qualified to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our short taxable year ended December 31, 2014.

Full Year 2017 and Recent Highlights

During 2017:

•	Operating revenues increased 49% from 2016 for a total of $46.2 million as compared to 2016 operating revenues of $31.0 million;
•	Net operating income increased 44% from 2016 for a total of $22.5 million as compared to 2016 net operating income of $15.6 million;
•	Net income increased 53% from 2016 for a total of $9.2 million as compared to 2016 net income of $6.0 million;
•	Adjusted Funds from Operations (“AFFO”) increased 21% from 2016 for a total of $13.3 million as compared to 2016 AFFO of $11.0 million;
•	We continued our diversification by expanding into three new states, adding 13 new crop types and expanding our tenant base;
•	We completed 18 asset acquisitions and one business combination for total gross consideration of $472.0 million;
•

We completed the issuance of our 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”), in an underwritten public offering, which generated net proceeds of $144.5 million;

•	We repurchased approximately 1.12 million shares of our common stock for approximately $10.0 million; and
•	We completed the merger with American Farmland Company (“AFCO”) in a stock-for-stock transaction.

Since January 1, 2018, we have closed on $27.4 million of farm acquisitions totaling approximately 6,000 acres.

       For a definition of AFFO and a reconciliation of net income to AFFO, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

AFCO Mergers

       On February 2, 2017, we completed a merger with AFCO at which time one of the Company’s wholly owned subsidiaries was merged with and into American Farmland Company L.P. (“AFCO OP”) with AFCO OP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and AFCO merged with and into another one of our wholly owned subsidiaries with such wholly owned subsidiary surviving (the “Company Merger” and together with the Partnership Merger, the “AFCO Mergers”).

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

       At the effective time of the Partnership Merger, each Common unit of limited partnership interest in AFCO OP issued and outstanding immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive, subject to certain adjustments, 0.7417 Common units. We issued 218,535 Common units as consideration in the Partnership Merger.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from many of our competitors:

•

High-Quality Portfolio of Farmland.  As of the date of this Annual Report on Form 10-K, we own approximately 166,000 acres of farmland in core agricultural markets that we believe are characterized by high demand for and limited available supply of farmland. Crops produced on our farms address the vast majority of the spectrum of worldwide demand for food, feed, fuel and fiber.

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

•

Early-Mover Advantage as a Leading Owner of Farmland.  Ownership of U.S. farmland historically has been, and continues to be, extremely fragmented, with the vast majority of farmland being owned by families and individuals. According to the USDA, as of 2016, approximately 96% of farms in the United States were owned by families. We are one of the first public companies focused on owning and acquiring farmland in the United States. We believe our flexible capital structure, together with our ability as a public company to access the capital markets, will allow us to secure an early-mover advantage to become a large-scale, national owner of high-quality farmland.

•

Strong Alignment of Interests.  As of the date of this Annual Report on Form 10-K, our executive officers and our directors collectively own approximately 6.4% of the equity interests in our company on a fully diluted basis, which we believe aligns their interests with those of our stockholders.

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

•

Continue Our Disciplined Farmland Acquisition Strategy Based on Agriculture Fundamentals.  We intend to continue to acquire high-quality farmland that we believe is positioned to take advantage of global food supply and demand trends. We expect to acquire and hold farmland in geographic areas with clear production advantages and that historically have had a stable population of experienced and successful farm operators. We believe that we benefit from our management’s and staff’s extensive experience as owners and operators of agricultural real estate in identifying acquisition opportunities that satisfy our investment criteria and underwriting standards. Our acquisition strategy includes the following key components:

•

Target Farms of Varying Sizes—We seek to acquire farms of varying sizes. We believe that our personnel and infrastructure allow us to perform due diligence on smaller farms quickly and efficiently, which provides us with an advantage over competitors that we believe do not have the investment focus or flexibility to pursue acquisitions of smaller farms. We closed some of the largest farmland acquisitions in the U.S. market over the past few years.

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

•

Use Common Units and Preferred units (“Partnership units”) as Acquisition Currency—We believe there are a large number of farm operators and farm families that own farmland that has substantially appreciated in value. As a result, we believe that many farm-owning families have estate planning needs and a desire to defer current income taxes, and that our ability to offer Partnership units as acquisition currency provides us with a strategic advantage over other potential farm buyers and possibly induce these prospective sellers to sell their farms earlier than they otherwise would in cash-only transactions. Since our inception, we have completed several farm acquisitions, including three of our largest acquisitions to date, using Partnership units as partial consideration.

•

Utilize Our Real Estate Management Platform to Achieve Economies of Scale.  We believe that the overhead costs associated with the business of owning and leasing farmland are less than those required by other property types, such as office, multifamily and retail, due to the limited asset management, capital expenditure and tenant improvement requirements for farmland and a near-zero vacancy rate for quality farmland in quality markets. In addition, the terms of the leases with our tenants generally provide that we are responsible for major maintenance, insurance and taxes (which are often reimbursed to us by our tenants), while our tenants are responsible for minor maintenance, water usage and all of the additional input costs related to the farming operations on the property, such as seed, fertilizer, labor and fuel. As a result, we believe that our existing systems and personnel are capable of supporting a significant increase in the size of our portfolio without a proportional increase in administrative or management costs.

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

•

Maintain Diversification of our Portfolio by Geography, Crop Type and Tenant.  Since our initial public offering, we have significantly increased the diversification of our portfolio by geography, crop type and tenant. We believe our portfolio now provides investors with broad diversification that closely mirrors aggregate U.S. production. We expect to maintain an approximate portfolio composition of 75% primary crops and 25% specialty crops by value as we continue to expand our holdings. As we acquire properties we will seek further exposure to core farming regions and commercial crops.

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

U.S. Farmland Property

We believe that the United States offers farmland investors exposure to financial benefits driven by the fundamentals of agricultural production and farmland appreciation without many of the risks that come with farmland investments in many other countries. In the United States, the farmland market is relatively liquid and there is virtually no land title risk. The United States has the largest, lowest-cost grain transportation infrastructure in the world, leaving more margin to the grain producer and landowner. Moreover, the United States is one of the largest domestic markets for commodity crops, which are typically priced in U.S. dollars. Lastly, we believe that in most major U.S. agricultural markets, multiple quality farm-operator tenants compete for farmland lease opportunities.

We may consider investing in farmland in other countries that, like the United States, offer virtually no land title risk, a sophisticated farm-operator tenant environment and attractive rental rates, such as Canada, Australia or New Zealand.

Leased Properties

Farming carries materially more operating risk than owning and leasing farmland, although such risk can be mitigated through crop insurance and other risk management tools. We expect to continue to lease a majority of our properties on a fixed-rent basis that does not depend on the success of the tenant's farming operations. Moreover, a majority of the leases in our portfolio provide that at least 50% (and often 100%) of the annual rent is due and payable in advance of each spring planting season, and we expect that a majority of the fixed-rent leases we enter into in the future will have a similar requirement, which reduces our credit-risk exposure in the event of operational issues with the farm-operator tenant. However, to the extent we enter into leases that do not require advance payment of 100% of the annual rent or have terms greater than one year, we may be subject to tenant credit risk and more susceptible to the risks associated with declines in the profitability of tenants’ farming operations, and we take such risk into consideration when evaluating the potential return on a farm. We may use variable-rent leases, which depend in part on crop yields and prices, in regions where such arrangements are prevalent or when we expect that such arrangements will be more profitable to us on a risk-adjusted basis. We also may utilize hybrid lease arrangements that require a modest rent payment at lease inception and an additional rent payment based on a percentage of the revenue from the tenant's harvest for that year.

We expect to continue to lease the majority of our primary crop farmland and other farming related properties under leases that require the tenant to either pay or reimburse us for substantially all of the property’s operating expenses, including maintenance, water usage and insurance. Consistent with industry practices, we expect that we will generally be responsible for the maintenance of plantings and associated improvements on our permanent crop farmland while our tenants will be responsible for all operating costs. Several of our leases provide for the reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us. The rental payments we receive from the farm operators are the primary source of any distributions that we make to our stockholders.

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

Family-Owned Properties

According to the USDA, as of 2016, approximately 96% of farms in the United States were owned by families. We believe that many farm families and individuals may wish to simultaneously sell some of their property and lease it back, continuing their operation of such property under a leasing arrangement. Sellers in these sale-leaseback transactions can use the sale proceeds to repay existing indebtedness, for growth of their farming operations or in other business endeavors. Under some circumstances, these sale-leaseback transactions might be driven by estate planning reasons. We believe that the farmland that we acquire and do not simultaneously lease back to the seller can be leased at attractive rental rates to other farm operators.

As an alternative to selling their farmland to us in an all-cash transaction, we believe that many farm owners may be interested in selling their farmland to us in exchange for Partnership units in order to have an equity interest in our company and participate in any appreciation in value of our properties. By making such an exchange, these farm owners would become investors in a more diversified portfolio of agricultural real estate. Under certain circumstances, the exchange of real estate for Partnership units is a tax-deferred exchange under U.S. federal income tax laws. In addition, because we intend to make cash distributions quarterly or annually, Partnership unit holders would receive regular cash distributions. Finally, Partnership unit holders would have the flexibility to tender their Partnership units in the future for redemption by us for cash, or, at our election, shares of our common stock that they could then sell in the public market, thereby allowing these sellers to determine the timing of recognizing taxable gain. Because we expect the issuance of Partnership units in exchange for farmland generally will be driven by the desires of prospective sellers, we do not know how frequently we will issue Partnership units in exchange for farmland properties. However, we believe that using Partnership units as acquisition consideration can be a significant part of our property acquisition strategy.

Other Investments

In addition to farmland, we also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, processing plants and distribution centers, as well as livestock properties. During 2016 and 2017 we acquired two livestock properties in the state of Colorado. In addition, through the FPI Loan Program, we provide mortgage loans secured by farmland and properties related to farming.

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

Selecting Tenants

We intend to continue to focus primarily on farm properties located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and reference checks of potential tenants, as well as their willingness and ability to pay competitive rental rates. We consider similar factors in analyzing sale-leaseback transactions. In geographic areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially in exchange for sourcing a property acquisition opportunity. We often mitigate tenant credit risk by requiring a significant portion of a year's rent in advance of each planting season whenever possible, by requiring a tenant to adopt crop insurance, and/or by securing agricultural or statutory liens on growing crops. In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See "Risk Factors—Risks Related to Our Business and Properties.” We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

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

Seasonality

Because the leases for many of the properties in our portfolio require significant payments in advance of the spring planting season, we receive a significant portion of our cash rental payments in the first calendar quarter of each year, although we recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.  We receive a significant portion of our variable rental payments in the fourth calendar quarter of each year, following harvest, with only a portion of such payments being recognized ratably through the year in accordance with GAAP, in relation to crop insurance contracts entered into by our tenants. The highly seasonal nature of the agriculture industry causes seasonality in our business to some extent. Our financial performance should be evaluated on an annual basis, which eliminates quarterly performance variability due to crop share revenues, lease periods not matching fiscal years, and other similar factors that may cause our quarterly results to vary during the course of the year.

Our Properties

As of the date of this Annual Report on Form 10-K, we own approximately 166,000 total acres of farmland. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” for more information about our portfolio. The distribution of farms by regions is as follows:

Region	Total Acres
Corn Belt	47,631
Delta & South	28,912
High Plains	31,919
Southeast	46,069
West Coast	11,586
166,117

Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, South Dakota and Texas. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina, and Virginia. West Coast includes farms located in California.

As of the date of this Annual Report on Form 10-K, our portfolio has the following rents or rent estimates for 2018 by lease type or status. This table does not include additional rents from properties not yet put in service due to improvement projects, loan interest income from loans outstanding under the FPI Loan Program, and other revenues:

($ in thousands)
Lease Type or Status - as of the date of this Annual Report	2018 Rent	%
Leases in place with third parties
Fixed rent (1)	$37,801	70.6%
Variable rent (2)	14,532	27.1%

Leases being negotiated (3)	1,213	2.3%
	$53,546	100.0%
Tenant reimbursements	3,228
	$56,774

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

Tax Status

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by FPI Agribusiness Inc., our taxable REIT subsidiary, and any other taxable REIT subsidiaries that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax.

Insurance

Under the terms and conditions of the leases on our current properties, tenants are generally required, at their expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies and to name us an additional insured party. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. In addition to our tenants' insurance policies under which we will be an additional insured party, we also maintain comprehensive liability and casualty insurance covering all of our properties under a blanket insurance policy, which provides coverage to the extent there is insufficient coverage under our tenants' policies. The terms of leases that include variable rent payments generally require the tenant to carry crop insurance protecting against crop failures and crop price declines.

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

All of the farms in our portfolio have sources of water, including expected precipitation, wells and/or surface water, that currently provide sufficient amounts of water necessary for the current farming operations at each location. However, should the need arise for additional water from wells and/or surface water sources, such permits and approvals may be difficult to obtain in areas with limited supply of available water. We believe that as of the date of this Annual Report on Form 10-K our farms are in compliance with applicable state, county and federal environmental and agricultural regulations.

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

Employees

At March 1, 2018, we had 16 employees. None of our employees is a member of a labor union.

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

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

As of December 31, 2017 and March 1, 2018, we had approximately $515.8 million and $515.8 million, respectively, of outstanding indebtedness, all of which is secured by mortgages on our farms. We intend to incur additional debt in connection with future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through new debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of farms at inopportune times or on disadvantageous terms, which could result in losses. In addition, our debt agreements include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the lenders to, among other things, accelerate payment of all amounts outstanding under the loans and to exercise their remedies with respect to the collateral, including foreclosure and sale of the agricultural real estate securing the loans. Certain of our debt agreements also contain cross-default provisions that give the lender the right, in certain circumstances, to declare a default if we are in default under other loans. If any one of these events were to occur, our financial condition, results of operations, cash flow and ability to pay distributions to our stockholders could be materially and adversely affected.

Approximately 75% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

By value, approximately 75% of our portfolio is used for primary crops, such as corn, soybeans, wheat, rice and cotton. As a result, any development or situation that adversely affects the value of properties generally or the prices of corn, soybeans, wheat, rice or cotton could have a more significant adverse impact on us than if our portfolio had less exposure to primary crops, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

Investments in farmland used for permanent/specialty crops have a different risk profile than farmland used for annual row crops.

By value, approximately 25% of our portfolio is used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include blueberries, oranges, apples, almonds and grapes. Permanent crops require more time and capital to plant and bear fruit and are more expensive to replace. If a farmer loses a permanent/specialty crop to drought, flooding, fire or disease, there generally would be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

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

Most of our leases with tenants engaged in farming operations have terms ranging from two to three years for row crops and one to seven years for permanent crops, which is customary in the farming industry. We expect that most of the leases we enter into in the future will have two to seven-year terms. As a result, we will be required to frequently re-lease our properties upon the expiration of our leases, which will make us more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

We may be unable to collect balances due on our leases from any tenants in financial distress or bankruptcy, which could materially and adversely affect our financial condition, results of operations and cash flow.

We are subject to tenant credit risk.  Our tenants, particularly those that may depend on debt and leverage, could be susceptible to defaults under their leases or bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations.Certain of our tenants have defaulted on their lease payments, and we have been forced to pursue alternative arrangements with those tenants in order to recover amounts due under the leases. In the future, we may be forced to enter into similar alternative arrangements or pursue litigation  in order to collect payments from tenants who are unable make their lease payments as they come due. We can provide no assurances that we will be able to collect the full amount due under a particular lease if we are forced pursue alternative payment arrangements or litigation with any of our tenants.

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

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition opportunities and principal and interest payments on any outstanding debt, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms, in the time period we desire, or at all. Any debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise (including the issuance of Common or preferred units) could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market's view of the quality of our assets;
•	the market's perception of our growth potential;
•	our debt levels;
•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the market price per share of our common stock and preferred stock.

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

In addition, the Code imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Moreover, if we acquire properties from C corporations (i.e., corporations generally subject to full corporate-level tax) in certain non-taxable transactions, as was the case with our acquisition of the Hudye Farm in 2014, built-in gain recognized on the non-taxable disposition of such properties within 5 years of our acquisition will be subject to tax at the highest applicable U.S. federal corporate income tax rate. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

Some state laws prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2017, we owned 1,959 acres of farmland in Kansas, and our ownership of those farms may be challenged under Kansas law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

Our farms are subject to adverse weather conditions, seasonal variability, crop disease and other contaminants, which may affect our tenants' ability to pay rent and thereby have a material adverse effect on our results of operations, financial condition, and our ability to make distributions to stockholders.

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

We are particularly susceptible to adverse weather conditions (such as windstorms, tornados, floods, drought, hail and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions in Illinois, California, Colorado, South Carolina and  Arkansas,  which generate the majority of our revenues.

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

The market prices of the crops that our tenants may produce on our agricultural properties have exhibited periods of volatility, which may affect our tenants' ability to pay rent and thereby have a material adverse effect on our results of operations and our ability to make distributions to stockholders.

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

If the U.S. Federal Reserve or other central banks embark on a substantial tightening of monetary policy in the future that causes real interest rates to rise substantially, it may cause land prices to decline if the rise in interest rates is not accompanied by rises in the general levels of inflation.

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

As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five years after our initial public offering, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

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

      Under the FPI Loan Program, which was announced in August 2015, we make loans to third-party farmers (both tenant and non-tenant) to provide partial financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. The loans are collateralized by farm real estate. As of the date of this Annual Report on Form 10-K, we have made seven senior secured first-lien mortgage loans to farmers totaling $12.5 million, with $7.2 million outstanding at December 31, 2017,  and we intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a mortgage loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

We may be subject to litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may be subject to litigation or threatened litigation, including claims relating to the actions of our tenants and otherwise in the ordinary course of business. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common and preferred stock.

Liability for uninsured or underinsured losses could materially and adversely affect our financial condition and cash flow.

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

A cybersecurity incident and other technology disruptions could result in a violation of law or negatively impact our reputation and relationships with our tenants, any of which could have a material adverse effect on our results of operations and our financial condition.

Information and security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We use computers in substantially all aspects of our business operations, and we also use mobile devices and other online activities to connect with our employees and tenants. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including tenants’, suppliers’ and employees’ personally identifiable information and financial and strategic information about us.

If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our suppliers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our suppliers to entirely mitigate this risk. Further, in the future we may be required to expend additional resources to continue to enhance information security measures and/or to investigate and remediate any information security vulnerabilities. We can provide no assurances that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack.

The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, violation of privacy laws, loss of tenants, potential liability and competitive disadvantage, any of which could result in a material adverse effect on financial condition or results of operations.

Potential liability for environmental matters could materially and adversely affect our results of operations and financial condition.

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

Environmental site assessments were not conducted on all the farms in our portfolio and we do not expect to conduct environment site assessments on all farms we acquire in the future. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Additionally, we could become subject to new, stricter environmental regulations, which could diminish the utility of our properties and have a material adverse impact on our results of operations and financial condition.

We may be required to permit the owners of certain third-party access rights on our properties to enter and occupy parts of the properties, including owners of mineral rights and power generation and transportation infrastructure, which could materially and adversely impact the rental value of our properties.

Although we own the surface rights to our farms and expect to own the surface rights to properties that we acquire, other persons or entities may own third-party access rights on our properties based upon their ownership of certain minerals, power generation and transportation infrastructure or similar property rights. Some of these third-party access rights, such as those related to oil, water or natural gas may be located under the surfaces of these properties, while others, particularly those third-party access rights related to power generation and transportation infrastructure such as wind turbines or oil pipelines, may be located on or above the surfaces of these properties. For example, in connection with our acquisition of the Hudye Farm, we granted the seller 50% of the mineral rights related to the farm. Currently there is no mineral development or significant power generation and transportation infrastructure on the farms in our portfolio other than on properties for which we own the rights, but we can provide no assurances that third parties will not assert claims for mineral rights, third-party access rights related to power generation and transportation infrastructure and other related property rights on the farms in our portfolio or that farmland that we acquire in the future will not be subject to these third-party access rights. To the extent that third parties have third-party rights on farmland that we currently own or acquire in the future, we expect that we would be required to permit third parties to enter our properties for the purpose of such activities as drilling and operating oil or gas wells, operating and maintaining oil pipelines and operating and maintaining wind turbines on the premises. We may also be required to set aside a reasonable portion of the surface area of our properties to accommodate these operations. The devotion of a portion of our properties to these operations would reduce the amount of the surface available for farming or farm-related uses. Such activities might also disrupt the productivity of the farmland or property related to farming or increase the risk of environmental liabilities, any of which could adversely impact the rents that we receive from leasing these properties.

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

As of December 31, 2017 and March 1, 2018, we had approximately $515.8 million and $515.8 million, respectively, of outstanding mortgage indebtedness. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Foreclosures could also trigger our tax indemnification obligations under the terms of our tax protection agreement with respect to the sales of certain properties.

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

Although holders of our Common units do not have voting rights or the power to direct the Company's affairs, there could be potential conflicts, conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof.  As of the date of this Annual Report on Form 10-K, Mr. Pittman owned 2.6% of the Common units in our operating partnership.

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

Provisions in the partnership agreement may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights;
•	a requirement that the general partner may not be removed as the general partner of our operating partnership without our consent;
•	transfer restrictions on Common units;
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

In connection with the formation transactions related to our initial public offering, our operating partnership entered into a tax protection agreement that provides that if we dispose of any interest in the protected initial properties in a taxable transaction prior to the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions, subject to certain exceptions and unless such obligation terminates sooner under the agreement, we will indemnify Pittman Hough Farms for its tax liabilities attributable to the built-in gain that exists with respect to such property interests as of the time of our initial public offering, and the tax liabilities incurred as a result of such tax protection payment. We also have agreed to use our best efforts to continue to comply with such obligations with respect to those properties subject to the seven-year protection period after the expiration of such period (unless such obligation otherwise was terminated under the agreement). In addition, we may enter into similar tax protection agreements in the future if we issue Common units or other units of interest in our operating partnership in connection with the acquisition of properties. Therefore, although it may be in our stockholders' best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. Furthermore, for the protected initial properties that have an initial seven-year tax protection period, our best efforts obligation to Pittman Hough Farms significantly limits our ability to dispose of those properties after the initial seven-year tax protection period without payment of the tax indemnification amount to Pittman Hough Farms.

Our Board of Directors may change our strategies, policies and procedures without stockholder approval.

Our investment, financing, leverage and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations, are determined exclusively by our Board of Directors, and may be amended or revised at any time by our Board of Directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations and cash flow.

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

Our operating partnership may issue additional Common units or one or more classes of  preferred units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and could have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

As of the date of this Annual Report on Form 10-K, we owned approximately 87.6% of the outstanding Common units in our operating partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Certain aspects of our Series A preferred units and Series B Participating Preferred Stock may limit our ability to make distributions to our common stockholders.

The distribution rates on our Series A preferred units and Series B Participating Preferred Stock are fixed, and no distributions can be paid to our common stockholders unless we have paid all cumulative dividends on our Series A preferred units and Series B Participating Preferred Stock. The distribution preference of our Series A preferred units and Series B Participating Preferred Stock could materially and adversely affect our cash flow and ability to make distributions to our common stockholders.

In addition to the fixed payments on our Series A preferred units and Series B Participating Preferred Stock, holders of our Series B Participating Preferred Stock may receive a Farmland Value Appreciation (“FVA”) payment that represents the cumulative change from the 2017 estimated average value per acre of farmland in the 17 states in which we owned farmland as of June 30, 2017 weighted by the percentage of the total unaudited book value of our properties held in each of the 17 states as of June 30, 2017. The FVA payment may be realized by a holder of Series B Participating Preferred Stock only upon (i) the exercise of our optional redemption right or conversion right after September 30, 2021, (ii) any conversion or redemption in connection with a change in control or (iii) the liquidation, dissolution or winding up of the Company. Any of these events could occur during a time in which the FVA amount has substantially appreciated from its 2017 level, which may require a significant distribution from the Company to holders of Series B Participating Preferred Stock, and could materially and adversely affect our cash available to make distributions to our common stockholders. Further, in addition to the FVA amount if a redemption or liquidation occurs on or before September 30, 2021, we will be required to pay a premium amount that is calculated based on the FVA amount, which could further reduce our cash available to make distributions to our common stockholders.

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

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS. Though a sale of such property by a TRS likely would mitigate the risk of incurring a 100% penalty tax, the TRS itself would be subject to regular corporate income tax at the U.S. federal level, and potentially at the state and local levels, on the gain recognized on the sale of the property as well as any income earned while the property is operated by the TRS. Such tax would diminish the amount of proceeds from the sale of such property ultimately distributable to our stockholders. Our ability to use TRSs in the foregoing manner is subject to limitation. Among other things, the value of our securities in TRSs may not exceed 20% of the value of our assets and dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, generally may not exceed 25% of our gross income with respect to such year. No assurances can be provided that we would be able to successfully avoid the 100% penalty tax through the use of TRSs.

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

You may be restricted from acquiring or transferring certain amounts of our common stock or our Series B Participating Preferred Stock.

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

The maximum U.S. federal income tax rate applicable to qualified dividend income paid to U.S. stockholders that are individuals, trusts and estates currently is 20%. Dividends paid by REITs generally are not eligible for such reduced tax rate. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. Although the favorable tax rates applicable to qualified dividend income do not adversely affect the taxation of REITs or dividends paid by REITs, such favorable tax rates could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock and Series B Participating Preferred Stock. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective federal income tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

Recent changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on the economy, our tenants and our business and financial results.

On December 22, 2017, President Trump signed the legislation (the “Tax Reform Legislation”) commonly known as the Tax Cuts and Jobs Act into law, which, among other changes:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiaries);
•

Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•

Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•

Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our taxable REIT subsidiaries may not qualify and we have not yet determined whether we will make such election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•

Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•

Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•

Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Reform Legislation expire in seven years (at the end of 2025). As a result of the changes to U.S. federal tax laws implemented by the Tax Reform Legislation, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change.

The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas.  The long-term impact of the Tax Reform Legislation on the economy, us, our investors, our tenants, the real estate industry and government revenues cannot be reliably predicted at this early stage of the new law’s implementation. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants’ operating results, financial condition, and future business plans.  The Tax Reform Legislation may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact tenants that directly or indirectly rely on government funding.  There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial condition, and future business operations.  Additionally, the Tax Reform Legislation may be adverse to certain of our stockholders and other investors. Prospective investors are urged to consult their tax advisors regarding the effect of the changes to the U.S. federal tax laws on an investment in our shares and other securities.

Further changes to the U.S. federal income tax laws could have an adverse impact on our business and financial results.

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

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued.  Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares.

Legislative or regulatory action with respect to taxes could adversely affect the returns to our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the U.S. federal income tax laws applicable to investments similar to an investment in our capital stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Risks Related to the Market for Our Capital Stock

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our Board of Directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock or Series B Participating Preferred Stock.

We are an "emerging growth company," and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock or Series B Participating Preferred Stock less attractive to investors.

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

We cannot predict if investors will find shares of our common stock or Series B Participating Preferred Stock less attractive because we will not be subject to the same reporting and other requirements as other public companies. If some investors find shares of our common stock or Series B Participating Preferred Stock less attractive as a result, there may be a less active trading market for our common stock or Series B Participating Preferred Stock, and the per share trading price of our common stock or Series B Participating Preferred Stock could decline and may be more volatile.

The market price and trading volume of our common stock and Series B Participating Preferred Stock may be highly volatile and low, respectively.

The stock markets, including the New York Stock Exchange (the “NYSE”), on which our common stock and our Series B Participating Preferred Stock is listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common stock and Series B Participating Preferred Stock is likely to be similarly volatile, and investors in our common stock and Series B Participating Preferred Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and Series B Participating Preferred Stock could be subject to wide fluctuations in response to a number of factors, including those listed in this "Risk Factors" section of this Annual Report on Form 10-K and others such as:

•	actual or anticipated variations in our quarterly results of operations or dividends;
•	changes in our funds from operations or earnings estimates;
•	changes in government regulations or policies affecting our business or the farming business;
•	publication of research reports about us or the real estate or farming industries;
•	sustained decreases in agricultural commodity and crop prices;
•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;
•	increases in market interest rates that decrease demand for our Series B Participating Preferred Stock;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	investor confidence in the stock and bond markets generally;
•	changes in tax laws;
•	future equity issuances;
•	failure to meet earnings estimates;
•	failure to meet and maintain REIT qualifications and requirements;
•	low trading volume of our common stock or Series B Participating Preferred Stock; and
•	general market and economic conditions.

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

As of December 31, 2017, approximately 33.3 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report on Form 10-K, other than the Common units held by us, approximately 4.7 million Common units in our operating partnership were outstanding, 3.6 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 3.6 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The per share trading price of our common stock may decline significantly when we register the shares of our common stock issuable upon redemption of outstanding Common units.

Future offerings of debt, which would be senior to our common stock upon liquidation, our Series B Participating Preferred Stock and other preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, and Common units in connection with future acquisitions may materially adversely affect us, including the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our operating partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock, including our Series B Participating Preferred Stock, and lenders with respect to other borrowings will be entitled to receive payments prior to distributions to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our Series B Participating Preferred Stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock, as could any future series of preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us. In addition, the issuance of Common units in connection with future acquisitions and the redemption of such Common units for common stock may be dilutive to our stockholders and could have an adverse effect on the per share trading price of our common stock.

Our Series B Participating Preferred Stock is subordinate to our existing and future debt and other liabilities, and could be diluted by the issuance of additional preferred stock and by other transactions.

        Our Series B Participating Preferred Stock is subordinate to all of our existing and future debt. Our existing debt restricts, and our future debt may include restrictions on, our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities. Additionally, the issuance of additional shares of preferred stock on parity with or senior to the Series B Participating Preferred Stock would dilute the interests of the holders of the Series B Participating Preferred Stock, and any issuance of shares of preferred stock senior to the Series B Participating Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series B Participating Preferred Stock.

None of the provisions relating to the Series B Participating Preferred Stock relate to or limit our indebtedness or afford the holders of the Series B Participating Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, that might adversely affect the holders of the Series B Participating Preferred Stock.

An increase in market interest rates may have an adverse effect on the market price of our common stock or Series B Participating Preferred Stock

One of the factors that investors may consider in deciding whether to buy or sell our common stock or Series B Participating Preferred Stock is our distribution yield, which is our distribution rate as a percentage of the share price of our common stock or Series B Participating Preferred Stock, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our common stock or Series B Participating Preferred Stock or may seek securities paying higher dividends or interest. The market price of our common stock or Series B Participating Preferred Stock likely will be based primarily on the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock and our Series B Participating Preferred Stock, and such effects could be significant. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common stock or Series B Participating Preferred Stock could decrease because potential investors may require a higher distribution yield on our common stock or Series B Participating Preferred Stock as market rates on interest-bearing securities, such as bonds, rise.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our common stock trades on the NYSE under the symbol “FPI.”  Below is a summary of the high and low prices of our common stock for each quarterly period of 2016 and 2017, and the cash distributions per share declared by us with respect to each period.

	High	Low	Distributions Declared
January 1, 2017 – March 31, 2017	$11.76	$10.43	$0.1275
April 1, 2017 – June 30, 2017	$11.17	$8.73	$0.1275
July 1, 2017 – September 30, 2017	$9.58	$8.06	$0.1275
October 1, 2017 – December 31, 2017	$9.68	$8.25	$0.1275

January 1, 2016 – March 31, 2016	$11.22	$9.54	$0.1275
April 1, 2016 – June 30, 2016	$11.64	$10.55	$0.1275
July 1, 2016 – September 30, 2016	$11.98	$10.36	$0.1275
October 1, 2016 – December 31, 2016	$11.97	$10.00	$0.1275

     On December 31, 2017 and March 1, 2017, the closing price of our common stock as reported on the NYSE was $8.68 and $7.67, respectively.

Stock Performance Graph

     The following graph compares the total stockholder return of our common stock (assuming reinvestment of dividends) against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the SNL Financial REIT Index, or the SNLUS REITs for the period from April 16, 2014, the date of the initial listing of our common stock on the NYSE MKT to December 31, 2017. Our common stock began trading on the NYSE on September 8, 2015.

Total Return Performance
180
160
140
120
100
80
60
Index Value
Farmland Partners Inc.
S&P 500 Index
SNL U.S. REIT Equity Index
SNL U.S. REITs < $250M Implied Cap Index
04/10/14
06/30/14
12/31/14
06/30/15
12/31/15
06/30/16
12/31/16
06/30/17
12/31/17

		Period Ending
Index	04/10/14	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17
Farmland Partners Inc.	100.00	94.36	76.54	89.31	84.37	89.11	89.84	73.28	73.79
S&P 500 Index	100.00	107.41	113.98	115.38	115.56	119.99	129.38	142.46	157.62
SNL U.S. REIT Equity Index	100.00	106.72	117.39	111.12	120.63	137.29	131.34	139.15	141.97
SNL U.S. REITs < $250M Implied Cap Index	100.00	104.63	106.55	113.97	101.09	127.78	131.74	124.07	137.68

Distribution Information

Since our initial quarter as a publicly traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions.

Our ability to make distributions in the future will depend upon our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see "Risk Factors." Any future distributions will be authorized by our Board of Directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to qualify and maintain our qualification as a REIT. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distribution.  No distributions can be paid on our common stock unless we have paid all cumulative dividends on our Series A preferred units and Series B Participating Preferred Stock. The distribution preference of our Series A preferred units and Series B Participating Preferred Stock could limit our ability to make distributions to the holders of our common stock.

Holders of our Series A preferred units are entitled to receive cash distributions at a rate of 3.00% per annum on  the $1,000 liquidation preference of the Series A preferred units, which is payable annually in arrears on January 15 of each year.  Holders of shares of our Series B Participating Preferred Stock are entitled to receive cash dividends at a rate of 6.00% per annum on the initial liquidation preference per share of $25.00 (equivalent to the fixed annual rate of $1.50 per share). Beginning on September 30, 2024, dividends will accrue or be paid on any FVA Amount. See “Risk Factors— Certain aspects of our Series A preferred units and Series B Participating Preferred Units may limit our ability to make distributions to our common stockholders.”

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

Stockholder Information

     As of March 1, 2018, there were approximately 37 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of March 1, 2018, there were approximately 20 holders (other than our company and management) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis.  As of March 1, 2018, there were six holders of our Series A preferred units. As of March 1, 2018, there was one holder of record of our Series B Participating Preferred Stock. However, because many shares of our Series B Participating Preferred Stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our Series B Participating Preferred Stock than record holders.

Issuer Purchases of Equity Securities

Share Repurchase Program

     On March 15, 2017, our Board of Directors approved a program to repurchase up to $25 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B Participating Preferred Stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B Preferred Stock and it may be modified or suspended at any time at the Company’s discretion. We expect to fund repurchases under the program using cash on its balance sheet. As of December 31, 2017, we had repurchased 1,122,597 shares of our common stock at an average price per share of $8.93 for a total cost of approximately $10.0 million, including fees.  The following table represents the activity from the fourth quarter of 2017 under the share repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of	Yet Be
			Publically	Purchased
		Average	Announced	Under the Share
	Total Shares	Price Paid	Plans or	Repurchase
	Purchased	per Share	Programs	Program
October 1, 2017 - October 31, 2017	279	$9.15	279	$15,000,000
November 1, 2017 - November 30, 2017	—	—	—	15,000,000
December 1, 2017 - December 31, 2017	—	—	—	15,000,000
Total	279	$9.15	279	$15,000,000

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our audited consolidated financial statements.  The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report.

All periods presented in the table below prior to April 16, 2014, the date of our initial public offering, reflect the operations of our Predecessor. The historical combined financial data for our Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of our initial public offering.

	As of and for the years ended December 31,
($ in thousands)	2017	2016	2015	2014	2013
Operating Data
Total operating revenues	$46,219	$31,001	$13,756	$4,218	$2,350
Net income (loss)	$9,158	$5,999	$1,689	$(671)	$34
Per Share Data
Basic net income (loss) available to common stockholders	$0.03	$0.09	$0.08	$(0.15)	$—
Diluted net income (loss) available to common stockholders	$0.03	$0.09	$0.08	$(0.15)	$—
Distributions declared per common share	$0.5100	$0.5100	$0.4985	$0.3260	$—
Basic weighted average common shares outstanding	31,210	13,204	9,619	4,265	—
Diluted weighted average common shares outstanding	31,210	13,204	9,629	4,265	—
Supplemental Data
EBITDA(1)	$30,511	$17,523	$7,208	$1,030	$1,525
Adjusted EBITDA(1)	$33,731	$21,624	$8,678	$2,089	$1,525
FFO(1)	$16,950	$7,553	$2,582	$(342)	$183
AFFO(1)	$13,314	$11,011	$4,052	$717	$183
Balance Sheet Data
Total assets	$1,166,086	$655,529	$344,954	$200,658	$39,536
Total gross indebtedness	$515,833	$309,862	$187,225	$113,878	$43,065
Total liabilities	$530,402	$320,020	$196,726	$117,132	$44,259
Redeemable non-controlling interest in operating partnership, Common units	$—	$—	$9,694	$—	$—
Redeemable non-controlling interest in operating partnership, Series A preferred units	$120,510	$119,915	$—	$—	$—
Series B Participating Preferred Stock	$144,223	$—	$—	$—	$—
Total equity (deficit)	$370,951	$215,594	$138,534	$83,526	$(4,723)

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report on Form 10-K, we own farms with an aggregate of approximately 166,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas and Virginia. As of the date of this Annual Report on Form 10-K, approximately 75% of our portfolio by value, and 90% by acres, is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, with the balance used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

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

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report on Form 10-K we own 87.6% of the Common units and none of the Series A preferred units nor the Series B Participating Preferred Stock. See Note 9 to our consolidated financial statements for additional information regarding the Series A preferred units.

As of December 31, 2017, we owned 87.6% of the Common units in the Operating Partnership.

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Recent Developments

2017 Completed Acquisitions

During 2017, we completed 18 asset acquisitions. Consideration totaled $225.9 million and was comprised of cash, shares of common stock and Common Units. No intangible assets were acquired through these acquisitions.

During 2017, we completed one acquisition (the AFCO Mergers) that was accounted for as a business combination. Gross consideration totaled $246.1 million and was comprised of shares of common stock and Common Units after including assumed debt of $75.0 million, the AFCO Mergers consideration totaled $171.1 million. These 2017 acquisitions expanded our presence to three additional states, bringing our total presence to seventeen states as of December 31, 2017.

Acquisitions Completed to date in 2018

      As of the date of this Annual Report on Form 10-K, we have completed four acquisitions for a total consideration of $27.4 million.

Series B Participating Preferred Stock Offering

On August 17, 2017, we completed an underwritten public offering of 6,037,500 shares of Series B Participating Preferred Stock at a price per share of $25.00 and generated aggregate net proceeds to the Company of approximately $144.5 million, after deducting the underwriting discount and commissions and expenses payable by the Company.

At-the-Market Equity Offering Program

On September 15, 2015, we filed a prospectus supplement under which we may sell shares of common stock having an aggregate gross sales price of up to $25 million through an “at-the-market” equity offering program (the “ATM Program”).  The offering is made pursuant to a shelf registration statement on Form S-3 that was declared effective by the SEC on May 14, 2015.  As of December 31, 2017, 994,908 shares had been issued under the program for aggregate net proceeds of $11.1 million at a weighted average price per share of $11.17.

Financing Activity

The following summary outlines the financing transactions related to the fourth quarter of the year ended December 31, 2017. For further discussion relating to our financing activities during the year ended December 31, 2017 refer to Note 7, Mortgage Notes, Lines of Credit and Bond Payable contained within the financial statement section of the Annual Report on Form 10-K.

On November 30, 2017, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Eighth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $44.0 million to the Company with a maturity date of December 5, 2042 (“Term Loan 8”). Interest on Term Loan 8 is payable semi-annually and accrues at a 4.12% per annum fixed rate, and may be adjusted by MetLife on each of December 5, 2027 and December 5, 2037 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 8 were used to acquire additional permanent crop properties in California.

In connection with the Term Loan 8, on December 5, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 8 Guaranties” and, together with the Initial MetLife Guaranties (described below), the Term Loan 4 Guaranties, the Term Loan 5 Guaranties, the Term Loan 6 Guaranties, the Term Loan 7 Guaranties and the Term Loan 8 Guaranties, the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Eighth MetLife Loan Agreement.

On December 15, 2017, the Company, the Operating Partnership and five wholly owned subsidiaries of the operating partnership entered into a loan agreement (the “Rabobank Mortgage Note”) with Rabo Agrifinance LLS (“Rabo”) which provides for a loan of approximately $66.4 million to the Company with a maturity date of March 1, 2028. Interest on the Rabobank Mortgage Note is payable semi annually and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the six-month LIBOR plus 1.70% which is subject to adjustment on the first day of March 2020, 2022, 2024 and 2026. Principal is payable annually commencing on March 1, 2024, with all remaining principal and outstanding interest due at maturity. Proceeds from Rabobank Mortgage Note were used for the retirement of debt under the Farmer Mac Bonds.

On September 5, October 23, November 24 and December 15, 2017 the Company repaid $20.7 million, $5.5 million, $10.7 million and $44.3 million in principal which was due and payable on that date under the Farmer Mac Bonds. As a result, these facilities have been fully repaid.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many crops experienced significant declines in 2014 and 2015 and many crops have still not recovered to their pre-2014 prices, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time.

Demand

We expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for most crops will continue to grow to keep pace with global population growth, which we anticipate will lead to either higher prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long-term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. According to the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050, a 43% increase from 2005-2007 levels and more than two times the 446 million tons of grain produced in the United States in 2014.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long-term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long-term, could impact our rental revenues and our results of operations. However, the success of our business strategy is not dependent on growth in demand for biofuels and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary crops over the long-term.

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years.  Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, an approximate 5% increase. In comparison, world population is expected to grow over the same period to 9.1 billion, a nearly 40% increase. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. Additionally, we believe that farmland lost to urban development disproportionately impacts higher quality farmland. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average.The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

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

In our primary row crop farmland, we see flat to modestly higher rent rates in connection with 2018 lease renewals. This is consistent with, on the one hand, headwinds in primary crop markets and, on the other, tenant demand for leasing high quality farmland. Due to the short term nature of most of our primary crop leases, we believe that a recovery of crop prices and farm profitability will be reflected relatively rapidly in our revenues via increases in rent rates. Across specialty crops, operator profitability generally remains healthy. Participating lease structures are common in many specialty crops and base lease rates are consistent with or slightly higher than 2017.

Lease Expirations

Farm leases are often short-term in nature.  As of December 31, 2017 our portfolio had the following lease expirations as a percentage of approximate acres leased and annualized minimum cash rents:

		% of		% of
($ in thousands)	Approximate	Approximate	Annual	Annual
Year Ending December 31,	Acres	Acres	Cash Rents	Cash Rents
2018	36,057	24.3%	$6,915	21.5%
2019	60,444	40.7%	11,573	36.0%
2020	28,854	19.4%	10,038	31.2%
2021	13,489	9.1%	2,329	7.2%
2022	1,216	0.8%	333	1.0%
2023 and beyond	8,556	5.7%	955	3.1%
	148,616	100.0%	$32,143	100.0%

We have or are currently negotiating leases on 8,552 total acres.  We expect that rents for primary crop farmland will experience a modest increase in 2018. We expect that rents for specialty crop farmland will be flat to modestly increasing.

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

The leases for the majority of the properties in our portfolio provide that tenants must pay us at least 50% of the annual rent in advance of each spring planting season.  As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year.  We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by requiring that our tenants maintain crop insurance and by our claim on a portion of the related proceeds, if any, as well as by our security interest in the growing crop. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Some of our leases provide for a reimbursement of the property taxes we pay.

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

Crop Prices

We believe short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for a fixed cash rental rate, a common approach in agricultural markets, especially with respect to row crops, for several reasons.  This approach recognizes that the value of leased land to a tenant is more closely linked to the total revenue produced on the property which is driven by crop yield and crop price. This approach simplifies the administrative requirements for the landlord and the tenant significantly. This approach supports the tenants' desire to maintain access to their leased farms which are in short supply, a concept expanded upon below, by providing the landlord consistent rents. Crop price exposure is also limited because tenants also benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by a lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a bonus component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS takes advantage of these risk mitigation programs and strategies also.

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

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many primary crops, particularly corn, experienced meaningful declines in 2014 and 2015, and have still not recovered to their pre-2014 prices. We do not believe such declines represent a trend over the long term. Rather, we believe those declines represented a combination of correction to historical norms (adjusted for inflation) and high yields due to favorable weather patterns. We expect that continued long-term growth trends in global population and GDP per capita will result in increased revenue per acre for primary crops over time. We expect pricing across specialty crops to generally remain firm relative to 2017 as U.S. and global consumer demand remains strong and supply is broadly balanced to demand. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

Real Estate Acquisitions

When we acquire farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, we account for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar assets and contains acquired inputs, processes and outputs, these acquisitions are accounted for as a business combination.

We consider single identifiable assets as tangible assets that are attached to and cannot be physically removed and used separately from another tangible asset without incurring significant cost or significant diminution in utility or fair value. We consider similar assets as assets that have a similar nature and risk characteristics.

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

Upon acquisition of real estate, we allocate the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines, and perennial crops), and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases, and tenant relationships. We allocate the purchase price to the fair value of the tangible assets by valuing the land as if it were unimproved. We value improvements, including permanent plantings and grain facilities, at replacement cost, adjusted for depreciation.

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

The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on our evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and our overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

We capitalize acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs will be expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred.

Total consideration for acquisitions may include a combination of cash and equity securities.  When equity securities are issued, we determine the fair value of the equity securities issued based on the number of shares of common stock and Common units issued multiplied by the stock price on the date of closing in the case of common stock and Common units and by liquidation preference in the case of preferred stock and preferred units.

Using information available at the time of a business combination, we allocate the total consideration to tangible assets and liabilities and identified intangible assets and liabilities.  During the measurement period, which may be up to one year from the acquisition date, the Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

Real Estate

Our real estate consists of land, groundwater, permanent crops (consisting of trees and vines) and improvements made to the land consisting of grain facilities, irrigation improvements, other assets and drainage improvements. We record real estate at cost and capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. We expense costs of repairs and maintenance as such costs are incurred.  We begin depreciating assets when the asset is ready for its intended use.  We compute depreciation and depletion for assets classified as improvements using the straight-line method over the estimated useful life of 10-40 years for grain facilities, 2-40 years for irrigation improvements, 20-65 for drainage improvements, 3-50 years for groundwater, 13-40 years for permanent plantings, and 5-40 years for other assets acquired. We periodically evaluate the estimated useful lives for groundwater based on current state water regulations and depletion levels of the aquifers.

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

Leases in place as of December 31, 2017 had terms ranging from one to twenty five years.  As of December 31, 2017, we had 42 leases over 57 properties with rent escalations. The majority of our leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay us rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, we typically receive a partial rent payment or no rent payment at all.

Certain of our leases provide for a portion of the rent determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified us of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Revenue derived from a percentage of the farm gross proceeds that is over and above the crop insurance minimums is recognized once crop price and quantity are known (typically at the time the crops are harvested). As a result, we are only able to recognize revenue from such leases once annually.

Certain of our leases provide for minimum cash rent plus a bonus based on gross farm proceeds. Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent. Bonus rent is recognized upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified us of the total amount of gross farm proceeds

Tenant reimbursements include reimbursements for real estate taxes that each tenant pays in accordance with the terms of its lease. When leases require that the tenant reimburse us for property taxes paid by us, the reimbursement is reflected as tenant reimbursement revenue on the statements of operations, as earned, and the related property tax as property operating expense, as incurred.

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

Crop sales revenue

We record revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other revenue

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

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

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  There was $0.03 million in taxable income from the TRS for the year ended December 31, 2017, and $0.03 million in taxable income for the year ended December 31, 2016 and no taxable income for the year ended December 31, 2015.

     We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2017, we did not identify any uncertain tax positions.

     When we acquire a property in a business combination, we evaluate such acquisition for any related deferred tax assets or liabilities and determine if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, we evaluate the required holding period (generally 5 years) and determine if we have the ability and intent to hold the underlying assets for the necessary holding period.  If we have the ability to hold the underlying assets for the required holding period, no deferred tax liability will be recorded with respect to the built-in gain.

We determined that no deferred tax asset or liability was recorded through the business combination that we undertook during the year ended December 31, 2017.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

	For the year ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
OPERATING REVENUES:
Rental income	$42,956	$29,668	$13,288	44.8%
Tenant reimbursements	1,909	263	1,646	625.9%
Crop sales	799	846	(47)	(5.6)%
Other revenue	555	224	331	147.8%
Total operating revenues	46,219	31,001	15,218	49.1%

OPERATING EXPENSES:
Depreciation, depletion and amortization	7,792	1,554	6,238	401.4%
Property operating expenses	5,897	2,379	3,518	147.9%
Acquisition and due diligence costs	930	2,521	(1,591)	(63.1)%
General and administrative expenses	7,258	7,023	235	3.3%
Legal and accounting	1,453	1,447	6	0.4%
Other operating expenses	361	445	(84)	NM
Total operating expenses	23,691	15,369	8,322	54.1%
OPERATING INCOME	22,528	15,632	6,896	44.1%

OTHER (INCOME) EXPENSE:
Other income	(391)	(337)	(54)	16.0%
Loss on disposition of assets	200	—	200	NM
Interest expense	13,561	9,959	3,602	36.2%
Total other expense	13,370	9,622	3,748	39.0%

Net income before income tax expense	9,158	6,010	3,148	52.4%

Income tax expense	—	11	(11)	(100.0)%

NET INCOME	$9,158	$5,999	$3,159	52.7%

NM = Not Meaningful

Our rental income for 2017 was impacted by the 24 acquisitions that took place in 2016, primarily in the fourth quarter, in addition to the 19 acquisitions that took place throughout 2017.  To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented, excluding properties that generated one-time revenues such as termination fees. Due to the timing of the Company’s acquisitions of speciality crop farms, the same property portfolio consists almost exclusively of row crop farms. Total rental income under leases for the same-property portfolio decreased 0.9 million, or 8%, from $10.6 million for the year ended December 31, 2016 to $9.7 million for the year ended December 31, 2017, due to generally flat to slightly lower rent on row crops in the periods compared.

Total rental income increased $13.3 million, or 44.8%, for the year ended December 31, 2017 as compared to the prior year.  This increase was the result of the 43 acquisitions completed during the years ended December 31, 2017 and 2016 and payments received in connection with the the early termination of certain leases in December 2016. As part of the lease termination, the Company recognized $3.7 million due to cash received under the contract greater than rental income previously recognized and $2.8 million in early termination fees.

Leases in place in 2017 that provide for tenant payment of property taxes required the tenant to reimburse us for the tax amount we paid in 2017 for the 2016 taxable year.   Due to changes in terms of lease renewals during 2017, the addition of permanent crop properties and certain outstanding leases, tenant reimbursements increased $1.6 million, or 625.9%, in 2017, as compared to 2016.

Crop sales decreased $0.05 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. During 2017 the Company only included two permanent crop development properties that were acquired as part of the AFCO Mergers within the TRS. In 2016, 2,605 acres of row crop properties were operated by the TRS; however, in 2017 all of these properties operated by the TRS in 2016 were leased to third party farmers. The TRS was formed in March 2015 with the sales recognized in the first quarter of 2016 representing the first revenues generated by the entity.

Other revenue increased $0.3 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Other income recognized in 2017 consisted of $0.6 million earned on interest and amortization net of loan fees. The increase resulted from the increase in loans issued and outstanding under the FPI Loan Program.

Depreciation, depletion and amortization expense increased $6.2 million, or 401.4%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016.  The increase is the result of acquiring or constructing $102.0 million in depreciable assets, net of disposals throughout 2017.

Property operating expenses increased $3.5 million or 147.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, of which $2.2 million is attributable to an increase in property taxes as a result of 18 asset acquisitions and one business combination completed in 2017 and $0.4 million is attributable to an increase in bad debt expense. The increase in property operating expenses also includes an increase in expense relating to the Prudential Agreements assumed in the AFCO Mergers and subsequently terminated as of March 31, 2017, totaling $0.7 million compared to no such costs in the same period in 2016. The increase also included a $0.2 million increase in a variety of other property operating costs such as repairs and maintenance, state and franchise taxes and other miscellaneous items, also driven by the acquisitions completed during the year.

Acquisition and due diligence costs totaled $0.9 million for the year ended December 31, 2017 as compared to $2.5 million recognized in the year ended December 31, 2016.  Approximately $2.4 million of acquisition and due diligence costs related to the AFCO Mergers were recognized in 2016, which we did not incur in the year ended December 31, 2017.

General and administrative expenses increased $0.2 million, or 3.3%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in general and administrative expenses was primarily attributable to increased costs related to the continued growth of our portfolio.  During the year ended December 31, 2017, employee compensation expenses increased $0.2 million, as compared with the same period in 2016, due to an increase in the stock based compensation expense. During 2017, our public company costs increased $0.2 million due to increased investor relations, regulatory and compliance activity, directors and officers insurance and conference attendance.  We also had a $0.1 million decrease in travel, a $0.2 million decrease in consulting and conference expenses and an increase in office rent expense of $0.1 million in the year ended December 31, 2017 as compared to the prior year.

Other operating expenses totaled $0.4 million during the year ended December 31, 2017 and $0.4 million in 2016. Other operating expenses for both periods relate to the cost of crop sales from our TRS’s farming operations.

Other income, which is comprised primarily of interest income recognized on the Company’s cash balances for the year and the sale of easements and rights-of-way, increased by $0.1 million, or 16.0%, for the year ended December 31, 2017, as compared to 2016.

 Interest expense increased by $3.6 million or 36.2%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016.  Interest expense increased as the result of an increase in our outstanding borrowings during 2017, which were $515.8 million as of December 31, 2017 and $309.9 million for the comparative period in 2016.  We recognized additional interest expense of approximately $2.4 million during 2016 related to interest and amortization of deferred loan fees associated with a $53.0 million bridge loan (the “Bridge Loan”), entered into on February 29, 2016 by two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) and MSD FPI Partners,

LLC, an affiliate of MSD Partners, L.P. , and all costs related to the Bridge Loan were both incurred and amortized during 2016. The increase in interest expense was offset by the fact that we did not have any short term financing arrangements like the Bridge Loan during the year ended December 31, 2017.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

	For the Years Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
OPERATING REVENUES:
Rental income	$29,668	$13,548	$16,120	119.0%
Tenant reimbursements	263	135	128	94.8%
Crop sales	846	—	846	NM
Other revenue	224	73	151	206.8%
Total operating revenues	31,001	13,756	17,245	125.4%

OPERATING EXPENSES:
Depreciation, depletion and amortization	1,554	893	661	74.0%
Property operating expenses	2,379	1,104	1,275	115.5%
Acquisition and due diligence costs	2,521	260	2,261	869.6%
General and administrative expenses	7,023	4,192	2,831	67.5%
Legal and accounting	1,447	1,090	357	32.8%
Other operating expenses	445	—	445	NM
Total operating expenses	15,369	7,539	7,830	103.9%
OPERATING INCOME	15,632	6,217	9,415	151.4%

OTHER (INCOME) EXPENSE:
Other income	(337)	(98)	(239)	243.9%
Interest expense	9,959	4,616	5,343	115.7%
Total other expense	9,622	4,518	5,104	113.0%

Net income before income tax expense	6,010	1,699	4,311	253.7%

Income tax expense	11	10	1	10.0%

NET INCOME	$5,999	$1,689	$4,310	255.2%

NM = Not Meaningful

Our rental income for 2016 was impacted by the 26 acquisitions that took place in 2015, primarily in the fourth quarter, in addition to the 24 acquisitions that took place throughout 2016.  To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. Due to the timing of the Company’s acquisitions of speciality crop farms, the same property portfolio consists almost exclusively of row crop farms. Total rental income under leases for the same-property portfolio increased to $9.1 million, or 2%, for the year ended December 31, 2016, from $8.9 million for the year ended December 31, 2015.

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

Crop sales increased $0.8 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The income recognized in 2016 consisted of $0.8 million realized on crop sales from our TRS’s farming operation. The TRS was formed in March 2015 with the sales recognized in the first quarter of 2016 representing the first revenues generated by the entity.

Other revenue increased $0.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The income recognized in 2016 consisted of $0.2 million earned on interest and amortization of net loan fees, primarily from loans outstanding under the FPI Loan Program. The FPI Loan Program was launched in August 2015 and has mortgage notes receivable totaling $2.8 million as of December 31, 2016.

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

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock and make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows and borrowings from prospective lenders.

On August 17, 2017, we completed an underwritten public offering of 6,037,500 shares of Series B Participating Preferred Stock which generated net proceeds of approximately $144.5 million. We used $66.0 million of the net proceeds from the offering to partially fund our acquisition of three nut tree ranches in California comprising of approximately 5,100 acres.  We also used part of the proceeds to make initial debt repayments for maturing bonds under the Farmer Mac Facility.We used cash from the Rabo Mortgage Note (as defined below) to replace cash used from the Series B Participating Preferred Stock offering initially used to make bond repayments. We intend to use the remaining net proceeds for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million. Through December 31, 2017 the Company has generated $11.1 million in net cash proceeds under the ATM Program is intended to provide cost-effective financing alternatives in the capital markets and we intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our Board of Directors.

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland, make other investments and certain long-term capital expenditures, make principal and interest payments on outstanding borrowings, and make distributions necessary to qualify for taxation as a REIT. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including issuances of Common units), net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Consolidated Indebtedness

For further details relating to our consolidated indebtness refer to “– Recent Developments – Financing Activity” and Note 7 – Mortgage Notes, Line of Credit and Bonds Payable included in the financial statement section of this Annual Report on Form 10-K.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	For the year ended December 31,
($ in thousands)	2017	2016	2015
Net cash provided by operating activities	$929	$5,041	$7,695
Net cash used in investing activities	$(234,107)	$(137,396)	$(119,690)
Net cash provided by financing activities	$239,548	$156,007	$101,773

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

As of December 31, 2017, we had $53.5 million of cash and cash equivalents compared to $47.2 million at December 31, 2016.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $4.1 million, primarily as a result of the following:

•	Receipt of $37.2 million in cash rents for the twelve months ended December 31, 2017, as compared to receiving $22.7 million in cash rents in the same period of 2016;
•	Increase of $3.6 million in other operating expenses;
•	An increase in cash paid for interest of $3.0 million for the twelve months ended December 31, 2017 as compared to the same period of 2016; and
•	An decrease in working capital of $12.0 million due to acquired liabilities from the AFCO Mergers.

Cash Flows from Investing Activities

Net cash used for investing activities increased $96.7 million primarily as a result of the following:

•

Completing 18 asset acquisitions  and one business combination in 2017 for aggregate cash consideration of $206.2 million, as compared to $131.8 million in aggregate cash consideration for 24 acquisitions in 2016;

•	Investment of $21.6 million for real estate improvements during the year ended December 31, 2017, as compared to $5.7 million in 2016;
•	Funding of $6.6 million in notes receivable for the twelve months ended December 31, 2017; and
•	Receipt of $0.2 million in casualty loss insurance proceeds for the twelve months ended December 31, 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $83.5 million primarily as a result of the following:

•	Borrowings from mortgage notes payable of $212.2 million during the twelve months ended December 31, 2017, as compared to borrowings of $207.4 million in the twelve months ended December 31, 2016;
•	Debt repayments of $81.3 million during 2017, as compared to $84.8 million in 2016;
•	Repurchase of $10.0 million in common stock during the year;
•	Proceeds from the issuance of Series B Participating Preferred Stock of $144.5 million during the year, compared to proceeds from an equity offering of $33.3 million during 2016;
•	No proceeds from the ATM program during 2017 compared to receipts of $11.1 million under the ATM Program period ended December 31, 2016;
•

Aggregate dividend and distribution payments of $17.8 million to common stockholders and Common unitholders made in 2017, compared to aggregate dividends payments and net distributions to members of $9.4 million during 2016;

•	Dividend payments of $2.9 million to Series A preferred unit holders made in 2017, compared to no dividends payments during 2016;
•	Dividend payments of $3.3 million to Series B Participating Preferred Stockholders made in 2017, compared to no dividends payments during 2016;
•	Payments of $0.6 million in offering costs made during 2017, as compared to $0.4 million in payments during 2016; and
•	Payments of $1.2 million in financing fees made during 2017, as compared to $1.1 million in payments during 2016.

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
•

Aggregate dividend and distribution payments of $9.5 million to common stockholders and Common unitholders made in 2016, compared to aggregate dividends payments and net distributions to members of $5.9 million during 2015; and

•	Payments of $0.4 million in offering costs made during 2016, as compared to $0.8 million in payments during 2015;
•	Payments of $1.1 million in financing fees made during 2016, as compared to $0.2 million in payments during 2015; and
•	Receipt of $0.3 million of refund related to certain of our mortgage notes payable during 2015

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2017:

($ in thousands)	Payments Due by Period
Contractual Obligations	2018	2019-2021	2022-2024	2025 & beyond	Total
Principal Payments of
Long-Term Indebtedness	$306	$55,367	$124,210	$335,950	$515,833
Interest Payments on
Fixed-Rate Long-Term Indebtedness	11,077	31,261	27,942	48,550	118,830
Variable-Rate Long-Term Indebtedness (1)	5,735	17,204	10,696	9,482	43,117
Commitment on Mortgage Note Receivable	-	-	-	-	-
Lease Payments	126	74	-	-	200
Capital Commitments	3,578	-	-	-	3,578
Total	$20,822	$103,906	$162,848	$393,982	$681,558

(1)	Variable rate long-term indebtedness has been determined for purposes of this table based upon the balance and interest rates in place as of December 31, 2017.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.9 million, $2.5 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Real estate related acquisition and due diligence costs for the year ended December 31, 2016 included $2.3 million in interest and loan fees associated with the short-term Bridge Loan and the Forsythe acquisition and as the interest and fees are a non-recurring item they have been excluded from the AFFO calculation. Included in the $2.3 million of interest and loan fees is only a portion of the interest, approximately $2.1 million, or 4% of the Bridge Loan's principal amount, which was considered additional interest paid on issuance. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Also included in real estate related acquisition and due diligence costs for the year ended December 31, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $0.2 million termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improves comparability of our results over each reporting period and of our Company with other real estate operators.

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

In prior periods, our calculation of AFFO also adjusted FFO to reflect the difference between the pro rata contractual cash revenue for each crop year spread equally over the quarterly periods of ownership (without regard to the date of acquisition within the quarter) and the rent recognized on a straight-line basis in accordance with GAAP. In prior filings with the SEC, we referred to this adjustment as “crop-year revenue adjustment.” For the year ended December 31, 2015, the crop-year revenue adjustment was $1.8 million.  In accordance with recently released interpretation from the SEC regarding the presentation of non-GAAP financial measures, we no longer include the crop-year revenue adjustment in our calculation of AFFO.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2017	2016	2015
Net income (loss)	$9,158	$5,999	$1,689
Depreciation, depletion and amortization	7,792	1,554	893
FFO	16,950	7,553	2,582

Stock based compensation	1,409	1,224	942
Indirect equity offering costs	—	88	34
Real estate related acquisition and due diligence costs	1,811	5,061	494
Dividends on Series B participating preferred stock and distributions on Series A preferred units	(6,856)	(2,915)	—
AFFO	$13,314	$11,011	$4,052

AFFO per diluted weighted average share data:

AFFO weighted average common shares	37,358	19,107	13,060

Net income (loss) available to common stockholders	$0.03	$0.09	0.08
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.21	0.24	0.05
Depreciation, depletion and amortization	0.21	0.08	0.07
Stock based compensation	0.04	0.06	0.07
Real estate related acquisition and due diligence costs	0.05	0.26	0.04
Dividends on Series B Participating Preferred Stock and distributions on Series A preferred units	(0.18)	(0.15)	—
AFFO per diluted weighted average share	$0.36	$0.58	0.31

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2017	2016	2015
Basic weighted average shares outstanding	31,210	13,204	9,619
Weighted average Common units on an as-if converted basis	5,870	5,362	2,763
Weighted average unvested restricted stock	278	188	165
Weighted average redeemable non-controlling interest	—	353	513
AFFO weighted average common shares	37,358	19,107	13,060

As of December 31, 2017, 2016 and 2015 we had 38,074,221, 23,043,318 and 16,155,971 shares of common stock and Common units outstanding on a fully diluted basis, respectively.

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

The following table sets forth a reconciliation of our net income to our EBITDA and Adjusted EBITDA for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2017	2016	2015
Net income	$9,158	$5,999	$1,689
Interest expense	13,561	9,959	4,616
Income tax expense	—	11	10
Depreciation, depletion and amortization	7,792	1,554	893
EBITDA	$30,511	$17,523	$7,208

Stock based compensation	1,409	1,224	942
Indirect equity offering costs	—	88	34
Real estate related acquisition and due diligence costs	1,811	2,789	494
Adjusted EBITDA	$33,731	$21,624	$8,678

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

At December 31, 2017,  $191.5 million, or 37%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.9 million per year. At December 31, 2017, LIBOR was approximately 123 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase by approximately $2.9 million per year.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-38.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-39 through F-45:

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

Item 16. Form 10-K Summary

The Company has elected to not include a summary.

Exhibit Index

Exhibit No	Description of Exhibit
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
3.2

Articles Supplementary for Farmland Partners Inc. 6.00% Series B Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 16, 2017).

3.3	Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 14, 2017)
4.1	Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
4.2

Form of Specimen Stock Certificate of 6.00% Series B Participating Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on August 16,  2017)

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

Employment Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.8

Tax Protection Agreement, dated April 16, 2014, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.9

Registration Rights Agreement, dated April 16, 2014, by and between Farmland Partners Inc. and Pittman Hough Farms LLC. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 16, 2014)

10.10

Amended and Restated Pledge and Security Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.11

Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.12

Amendment No. 1 to the Amended and Restated Bond Purchase Agreement, dated as of June 2, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.13

Amendment No. 2 to the Amended and Restated Bond Purchase Agreement, dated as of August 3, 2015. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 23, 2017)

10.14

Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2016)

10.15

Security Holder’s Agreement, dated as of March 2, 2016, by and among Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC and Farmland Partners Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2016)

10.16

Amendment No. 1 to the Contribution Agreement, dated February 22, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Illinois I LLC, and FPI Illinois II, LLC and Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.17

Term Loan Agreement, dated as of February 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, and MSD FPI Partners, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.18

Guaranty, dated as of February 29, 2016, by Farmland Partners Inc. and Farmland Partners Operating Partnership LP in favor of MSD FPI Partners, LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.19

Third Amendment to the Amended and Restated Business Loan Agreement, dated March 6, 2016,, by and between Farmland Partners Operating Partnership, LP and First Midwest Bank. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.20

Loan Agreement, dated as of March 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, Cottonwood Valley Land LLC, PH Farms LLC and FPI Properties LLC and Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.21

Guaranty, dated as of March 29, 2016, by Farmland Partners Operating Partnership, LP in favor of Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.22

Employment Agreement, dated as of November 15, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Robert L. Cowan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2016)

10.23

Registration Rights Agreement, dated as of February 2, 2017, by and between Farmland Partneres Inc. and each of the holders named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.24

Amended and Restated Sub-Advisory Agreement, by and among American Farmland Company, American Farmland Company L.P., American Farmland Advisor LLC and Prudential Mortgage Capital Company, LLC. (Incorporated by reference to Exhibit 10.7 to American Farmland Company’s Registration Statement on Form S-11 (File No. 333-205260) filed on June 26, 2015)

10.25

Loan Agreement, dated as of December 5, 2013, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.28 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.26

Loan Agreement, dated as of January 14, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.29 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.27

Loan Agreement, dated as of August 18, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.30 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.28

Loan Agreement, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.1 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.29

Amendment to Loan Agreements, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.2 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.30

Second Amendment to Loan Agreements, dated as of February 3, 2017, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.31

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Ruledge Investment Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.32

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.33

Loan Agreement, dated as of February 3, 2017, by and between American Farmland Company L.P and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.34

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.35

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.36

Termination Agreement, dated as of February 18, 2017, by and between Farmland Partners Inc., PGIM Real Estate Finance, LLC and Capital Agricultural Property Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017)

10.37		Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 4, 2017)
10.38

Amendment No. 2 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2017)

10.39

Purchase Agreement, dated as of September 22, 2017, by and between Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Olam International (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.40	*	Lease Agreement, dated November 30, 2017, by and between Arnold (CA) LLC and Olam Farming, Inc.
21.1*		List of subsidiaries.
23.1*		Consent of PricewaterhouseCoopers, LLP.
31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document*
101.SCH		XBRL Taxonomy Extension Schema*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase*
101.DEF		XBRL Taxonomy Extension Definition Linkbase*
101.LAB		XBRL Taxonomy Extension Label Linkbase*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase*

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

Date: March 2, 2018	FARMLAND PARTNERS INC.

	By:	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2018
Paul A. Pittman

/s/ Luca Fabbri	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2018
Luca Fabbri

/s/ Jay Bartels	Director	March 2, 2018
Jay Bartels

/s/ Chris A. Downey	Director	March 2, 2018
Chris A. Downey

/s/ Thomas S.T. Gimbel	Director	March 2, 2018
Thomas S.T. Gimbel

/s/ Joseph W. Glauber	Director	March 2, 2018
Joseph W. Glauber

/s/ John A. Good	Director	March 2, 2018
John A. Good

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2017

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Farmland Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmland Partners Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 2, 2018

We have served as the Company's auditor since 2013.

Farmland Partners Inc.

Consolidated Balance Sheets

($ in thousands, except par value and share data)

	December 31,
	2017	2016
ASSETS
Land, at cost	$947,899	$551,392
Grain facilities	11,463	6,856
Groundwater	12,107	11,933
Irrigation improvements	51,678	15,988
Drainage improvements	9,964	4,757
Permanent plantings	52,870	1,845
Other	8,245	2,901
Construction in progress	8,137	1,615
Real estate, at cost	1,102,363	597,287
Less accumulated depreciation	(10,285)	(3,224)
Total real estate, net	1,092,078	594,063
Deposits	239	5,721
Cash	53,536	47,166
Notes and interest receivable, net	9,760	2,843
Deferred offering costs	292	216
Deferred financing fees, net	348	—
Accounts receivable, net (See Note 1)	6,650	4,181
Inventory	126	283
Prepaid and other assets	3,057	1,056
TOTAL ASSETS	$1,166,086	$655,529

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes, lines of credit and bonds payable, net	$514,071	$308,779
Dividends and distributions payable	4,847	2,938
Accrued interest	3,193	1,538
Accrued property taxes	1,584	1,225
Deferred revenue (See Note 2)	3,907	982
Accrued expenses	2,800	4,558
Total liabilities	530,402	320,020

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 6,037,500 shares issued and outstanding at December 31, 2017, and 0 shares issued and outstanding at December 31, 2016	144,223	—
Redeemable non-controlling interest in operating partnership, Series A preferred units	120,510	119,915

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 33,334,849 shares issued and outstanding at December 31, 2017, and 17,351,446 shares issued and outstanding at December 31, 2016	329	172
Additional paid in capital	350,147	172,100
Retained earnings	5,161	4,103
Cumulative dividends	(31,199)	(14,473)
Non-controlling interests in operating partnership	46,513	53,692
Total equity	370,951	215,594
TOTAL LIABILITIES, SERIES B PARTICIPATING PREFERRED STOCK, REDEEMABLE NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND EQUITY	$1,166,086	$655,529

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES
Rental income	$42,956	$29,668	$13,548
Tenant reimbursements	1,909	263	135
Crop sales	799	846	—
Other revenue	555	224	73
Total operating revenues	46,219	31,001	13,756

OPERATING EXPENSES
Depreciation, depletion and amortization	7,792	1,554	893
Property operating expenses	5,897	2,379	1,104
Acquisition and due diligence costs	930	2,521	260
General and administrative expenses	7,258	7,023	4,192
Legal and accounting	1,453	1,447	1,090
Other operating expenses	361	445	—
Total operating expenses	23,691	15,369	7,539
OPERATING INCOME	22,528	15,632	6,217

OTHER (INCOME) EXPENSE:
Other income	(391)	(337)	(98)
Loss on disposition of assets	200	—	—
Interest expense	13,561	9,959	4,616
Total other expense	13,370	9,622	4,518

Net income before income tax expense	9,158	6,010	1,699

Income tax expense	—	11	10

NET INCOME	9,158	5,999	1,689

Net (income) attributable to non-controlling interest in operating partnership	(1,244)	(1,761)	(360)
Net loss (income) attributable to redeemable non-controlling interest in operating partnership	—	64	(102)

Net income attributable to the Company	$7,914	$4,302	$1,227

Nonforfeitable distributions allocated to unvested restricted shares	(151)	(96)	(80)
Distributions on redeemable non-controlling interests in operating partnership, Common units	—	(113)	(338)
Distributions on redeemable non-controlling interests in operating partnership, Series A preferred units and dividends on Series B Participating Preferred Stock	(6,856)	(2,915)	—

Net income available to common stockholders of Farmland Partners Inc.	$907	$1,178	$809

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.03	$0.09	0.08
Diluted net income available to common stockholders	$0.03	$0.09	0.08
Basic weighted average common shares outstanding	31,210	13,204	9,619
Diluted weighted average common shares outstanding	31,210	13,204	9,629

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands, except par value)

	Stockholders’ Equity
	Common Stock					Non-controlling
			Additional	Retained		Interest in
			Paid-in	Earnings	Cumulative	Operating	Total
	Shares	Par Value	Capital	(Deficit)	Dividends	Partnership	Equity
Balance at December 31, 2014	7,731	75	68,981	(568)	(2,130)	17,169	83,527

Net income	—	—	—	1,227	—	360	1,587
Proceeds from underwritten public offering, net of offering costs of $526 and underwriting discount of $1,848	3,360	34	34,553	—	—	—	34,587
Repurchase and cancellation of shares	(2)	—	(21)	—	—	—	(21)
Grant of unvested restricted stock	9	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(8)	—	(16)	—	—	—	(16)
Stock based compensation	—	—	957	—	—	—	957
Dividends and distributions accrued or paid	—	—	—	—	(5,058)	(1,485)	(6,543)
Issuance of stock as consideration in real estate acquisitions	888	9	9,747	—	—	—	9,756
Issuance of Common units as consideration in real estate acquisitions	—	—	—	—	—	14,936	14,936
Adjustment to arrive at redemption value of redeemable non-controlling interest in Operating Partnership	—	—	(236)	—	—	—	(236)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	818	—	—	(818)	—
Balance at December 31, 2015	11,978	118	114,783	659	(7,188)	30,162	138,534

Net income	—	—	—	4,302	—	1,761	6,063
Proceeds from underwritten public offering, net of offering costs of $450 and underwriting discount of $1,569	3,100	31	32,823	—	—	—	32,854
Issuance of stock under the at-the-market offering, net of costs of $144	995	11	10,955	—	—	—	10,966
Grant of unvested restricted stock	119	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(5)	—	(3)	—	—	—	(3)
Stock based compensation	—	—	1,228	—	—	—	1,228
Dividends and distributions accrued or paid	—	—	(2,057)	(858)	(7,285)	(2,958)	(13,158)
Issuance of Common units as partial consideration for asset acquisition	—	—	—	—	—	29,592	29,592
Conversion of Common units to shares of common stock	1,164	12	10,946	—	—	(10,958)	—
Conversion of redeemable units to Common units	—	—	—	—	—	9,518	9,518
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	3,425	—	—	(3,425)	—
Balance at December 31, 2016	17,351	172	172,100	4,103	(14,473)	53,692	215,594

Net income	—	—	—	7,914	—	1,244	9,158
Grant of unvested restricted stock	205	—	—	—	—	—	—
Costs incurred related to offerings	—	—	(120)	—	—	—	(120)
Conversion of Common units to shares of common stock	2,092	21	20,620	—	—	(20,641)	—
Stock based compensation	—	—	1,409	—	—	—	1,409
Dividends and distributions accrued or paid	—	—	—	(6,856)	(16,726)	(3,000)	(26,582)
Issuance of common stock as partial consideration for asset acquisition and business combination	14,815	148	168,835	—	—	—	168,983
Issuance of Common units as partial consideration for business combination	—	—	—	—	—	2,493	2,493
Issuance of Common units as partial consideration for asset acquisitions	—	—	—	—	—	10,033	10,033
Repurchase and cancellation of shares	(1,120)	(11)	(9,989)	—	—	—	(10,000)
Forfeiture of unvested restricted stock	(9)	(1)	(16)	—	—	—	(17)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(2,692)	—	—	2,692	—
Balance at December 31, 2017	33,334	$329	$350,147	$5,161	$(31,199)	$46,513	$370,951

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,158	$5,999	$1,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,792	1,554	893
Amortization of discounts/premiums on debt	227	236	155
Amortization of net origination fees related to notes receivable	(16)	(3)	(12)
Amortization of below market leases	—	(72)	(187)
Stock based compensation	1,392	1,224	942
Loss on disposition of assets	200	—	2
Bad debt expense	300	150	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,105)	(3,628)	(77)
(Increase) decrease in interest receivable	(331)	(79)	8
(Increase) in other assets	(892)	(306)	(41)
Decrease (increase) in inventory	257	(34)	(249)
Increase in accrued interest payable	1,655	856	443
(Decrease) increase in accrued expenses	(15,307)	2,598	208
(Decrease) increase in deferred revenue	(2,164)	(3,829)	3,446
(Decrease) Increase in accrued property taxes	(237)	375	475
Net cash provided by operating activities	929	5,041	7,695

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(206,166)	(131,776)	(109,309)
Real estate improvements	(21,576)	(5,670)	(7,574)
Principal receipts on notes receivable	—	50	—
Issuance of notes receivable	(6,570)	—	(2,830)
Origination fees on notes receivable	—	—	50
Casualty loss insurance recovery	205	—	—
Payment of direct costs related to note receivable	—	—	(27)
Net cash used in investing activities	(234,107)	(137,396)	(119,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	212,190	207,387	82,475
Repayments on mortgage notes payable	(81,219)	(84,750)	(9,128)
Common stock repurchased	(10,000)	—	(21)
Proceeds from underwritten public offering	—	33,276	35,112
Proceeds from issuance of Series B participating preferred stock	144,523	—	—
Proceeds from ATM offering	—	11,110	—
Payment of offering costs	(573)	(423)	(781)
Payment of debt issuance costs	(1,293)	(1,116)	(239)
Dividends on common stock	(14,688)	(6,600)	(4,428)
Dividends on Series A preferred units	(2,915)	—	—
Dividends on Series B participating preferred stock	(3,346)	—	—
Refund of outstanding debt	—	—	300
Distributions to non-controlling interest in operating partnership	(3,131)	(2,877)	(1,517)
Net cash provided by financing activities	239,548	156,007	101,773

NET INCREASE (DECREASE) IN CASH	6,370	23,652	(10,222)
CASH, BEGINNING OF PERIOD	47,166	23,514	33,736
CASH, END OF PERIOD	$53,536	$47,166	$23,514

Cash paid during period for interest	$11,827	$8,865	$4,020
Cash paid during period for taxes	$—	$—	$10

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividends payable, common stock	$4,243	$2,212	$2,060
Distributions payable, Common units	$604	$726	$—
Distibutions payable, Series A preferred units	$3,510	$2,915	$—
Deferred offering costs amortized through equity in the period	$420	$565	$—
Additions to real estate improvements included in accrued expenses	$1,375	$956	$429
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interest in operating partnership in conjunction with acquisitions	$181,509	$146,592	$34,388
Below market lease acquisitions	$—	$29	$230
Other assets acquired in business combination and asset acquisitions	$1,759	$—	$110
Accounts receivable acquired in acquisitions	$896	$—	$107
Property tax liability assumed in acquisitions	$596	$86	$48
Deferred financing costs included in accrued expenses	$16	$54	$3
Offering costs included in accrued expenses	$13	$90	$—

See accompanying notes.

Farmland Partners Inc.

Notes to Consolidated Financial Statements

Note 1–Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of December 31, 2017, the Company owned a portfolio of approximately 160,074 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2017, the Company owned an 87.6% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of December 31, 2017, the TRS performs these custom farming operations on 716 acres of farmland owned by the Company located in Florida and California.

All references to numbers and percent of acres within this report are unaudited.

AFCO Mergers

On February 2, 2017, the Company completed a merger with American Farmland Company (“AFCO”) at which time one of the Company’s wholly owned subsidiaries was merged with and into American Farmland Company L.P. (“AFCO OP”) with AFCO OP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and AFCO merged with and into another one of our wholly owned subsidiaries with such wholly owned subsidiary surviving (the “Company Merger” and together with the Partnership Merger, the “AFCO Mergers”).

At the effective time of the Company Merger, each share of common stock of AFCO, par value $0.01 per share (“AFCO Common Stock”), issued and outstanding immediately prior to the effective time of the Company Merger (other than any shares of AFCO Common Stock owned by any wholly owned subsidiary of AFCO or by the Company or the Operating Partnership or any wholly owned subsidiary of the Company or the Operating Partnership), was automatically converted into the right to receive, subject to certain adjustments, 0.7417 shares of the Company’s common stock (the “Company Merger Consideration”). In addition, in connection with the Company Merger, each outstanding AFCO restricted stock unit that had become fully earned and vested in accordance with its terms was, at the effective time of the Company Merger, converted into the right to receive the Company Merger Consideration. The Company issued

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

14,763,604 shares of its common stock as consideration in the Company Merger, 17,373 shares of its common stock in respect of fully earned and vested AFCO restricted stock units, and 218,535 Common units in connection with the Partnership Merger at a share price of $11.41 per share on the date of the merger for a total consideration of $171.1 million, net of $75.0 million in assumed debt.

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

The Company’s financial condition as of December 31, 2017 and 2016, and the results of operations for the years ended December 31, 2017, 2016 and 2015, reflect the financial condition and results of operations of the Company.

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

Real Estate Acquisitions

When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar assets and contains acquired inputs, processes and outputs, these acquisitions are accounted for as a business combination.

The Company considers single identifiable assets as tangible assets that are attached to and cannot be physically removed and used separately from another tangible asset without incurring significant cost or significant diminution in utility or fair value. The Company considers similar assets as assets that have a similar nature and risk characteristics.

Whether the Company’s acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed by valuing the property as if it was vacant.  The “as-if-vacant” value is allocated to land, buildings, improvements, permanent plantings and any liabilities, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of December 31, 2016, all below market leases had been fully amortized, with amortization totaling $0.1 million recorded in the twelve months ended December 31, 2016.

As of December 31, 2017 and 2016, the Company had $1.4 million and $0 million respectively, recorded for tenant relationship intangibles with total accumulated amortization and amortization expense of $0.6 million and $0.0 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Total consideration for acquisitions may include a combination of cash and equity securities.  When equity securities are issued,the Company determines the fair value of the equity securities issued based on the number of shares of common stock and Common units issued multiplied by the stock price on the date of closing in the case of common stock and Common units and by liquidation preference in the case of preferred stock and preferred units.

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

Real Estate

The Company’s real estate consists of land, groundwater and improvements made to the land consisting of permanent plantings, grain facilities, irrigation improvements, drainage improvements and other improvements. The Company records real estate at cost and capitalizes improvements and replacements when they extend the useful life or improve the efficiency of the asset. Construction in progress includes the costs to build new grain storage facilities and install new pivots, drainage and wells on newly acquired farms. The Company begins depreciating assets when the asset is ready for its intended use.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The Company expenses costs of repairs and maintenance at the time such costs are incurred. The Company computes depreciation and depletion for assets classified as improvements using the straight-line method over their estimated useful lives as follows:

	Years
Grain facilities	10	-	40
Irrigation improvements	2	-	40
Drainage improvements	20	-	65
Groundwater	3	-	50
Permanent plantings	13	-	40
Other	5	-	40

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

Cash

The Company’s cash at December 31, 2017 and 2016 was held in the custody of two and one financial institutions, respectively, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company or its predecessor in obtaining debt are deducted from the face amount of mortgage notes, lines of credit and bonds payable, net except for those costs relating to the Company’s lines of credit which are recognized as an asset within deferred financing fees, net.  During the year ended December 31, 2017, $1.4 million in costs were incurred in connection with the MetLife Term Loan 5, MetLife Term Loan 6, MetLife Term Loan 7, MetLife Term Loan 8, Rutledge Credit Facility and the Rabobank Note (as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable, net”). During the year ended December 31, 2016, $1.2 million in costs were incurred in connection with the Bridge Loan, MetLife Term Loan 1, MetLife Term Loan 2, MetLife Term Loan 3, MetLife Term Loan 4, Farm Credit Mortgage Note, Prudential Note (as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable, net”). During the year ended December 31, 2016, the Company paid 4.0% of the principal amount of the MSD Bridge Loan, or $2,120,000, as additional interest on issuance. During the year ended December 31, 2015, $0.2 million in costs were incurred in conjunction with the issuance of five bonds under the Farmer Mac Facility. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

of the underlying debt. The Company recorded amortization expense of $0.3 million, $0.4 million, and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in interest expense in the accompanying Consolidated Statements of Operations.  The Company wrote off $0, $6,209 and $12,300 of debt issuance costs to interest expense in conjunction with the early repayment of debt during the year ended December 31, 2017, 2016 and 2015, respectively.  Accumulated amortization of deferred financing fees was $0.6 million and $0.7 million as of December 31, 2017 and 2016, respectively.

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

       Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of December 31, 2017, the Company had issued six notes under the FPI Loan Program and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Notes Receivable.”

Allowance for Notes and Interest Receivable

      A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of December 31, 2017, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest. There was one note receivable that was past due at December 31, 2017, this note is secured by farmland, the Company believes that note will be fully recoverable.

Deferred Offering Costs

       Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of the offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs. The Company incurred $0.5 million and $0.6 million in offering costs during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had $0.3 million and $0.2 million, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or actual offerings of securities.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Accounts Receivable

      Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0.5 million and $0.4 million as of December 31, 2017 and 2016, respectively, which is recorded on the Consolidated Statement of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if  in relation to revenue recognized in the prior years.

Inventory

The costs of growing crop are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in our consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year. Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

Inventory consisted of the following:

	December 31,
($ in thousands)	2017	2016
Harvested crop	$126	$283
	$126	$283

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

Leases in place as of December 31, 2017 had terms ranging from one to twenty five years.  As of December 31, 2017, the Company had 42 leases over 57 properties with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Contingent rent recognized for the years ended December 31, 2017, 2016 and 2015 totaled $9.5 million, $1.6 million, and $0.6 million, respectively.

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

Crop sales revenue

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other revenue

The Company recognizes interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company recorded income tax expense totaling $0.0 million, $0.01 million, and $0.01 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $0.03 million in taxable income from the TRS for the year ended December 31, 2017, and at December 31, 2017, the Company did not have any deferred tax assets or liabilities. There was $0.03 million in taxable income from the TRS for the year ended December 31, 2016, and  no taxable income at December 31, 2015, and the Company did not have any deferred tax assets or liabilities for these years.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At December 31, 2017, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2016 and 2015 open tax years.

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of the business combinations that it undertook during the years ended December 31, 2017 and December 31, 2016.

Derivatives and Hedge Accounting

The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements. No derivative contracts were entered into during the year ended December 31, 2017. All contracts entered into during the year ended December 31, 2016 met the criteria to be exempt from derivative accounting and were designated as normal purchase and sales exceptions for hedge accounting.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the weighted average number of unvested restricted shares (“participating securities” as defined in “Note 9—Stockholders’ Equity and non-controlling Interests”).  Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, plus other potentially dilutive securities such as stock grants or shares that would be issued in the event that Common units are redeemed for shares of common stock of the Company.  No adjustment is made for shares that are anti-dilutive during a period.

Non-controlling Interests

The Company’s non-controlling interests are interests in the Operating Partnership not owned by the Company. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are contingently redeemable solely for cash (unless stockholder approval

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s Second Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and directors on a straight-line basis over the requisite service period based upon the fair market value of the shares on the date of grant, as adjusted for forfeitures.  The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.  The change in fair value of the shares to be issued upon vesting is remeasured at each reporting period and is recorded in general and administrative expenses on the Consolidated Statements of Operations.  As of December 31, 2017 all awards granted to non-employee consultants had vested during the year, and there was no fair value impact on the unvested awards granted to non-employee consultants. As a result of changes in the fair value of the unvested shares, the Company recorded increases in stock based compensation of $2,990 and $12,596 for the years ended December 31, 2016 and 2015, respectively.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The Company has determined that with the adoption of this guidance some acquisitions that were deemed business combinations will be deemed asset acquisitions and costs associated with these asset acquisitions will be capitalized to the acquisition rather than being expensed. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company has adopted this guidance as of January 1, 2017. During the year ended December 31, 2017 the Company recorded all of its acquisitions as asset acquisitions except for the AFCO Mergers.

Not Yet Adopted

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

(i)

For leases in which the Company is the lessee, the Company does not expect the guidance to have a material impact as there are only three operating leases for office space and for subleased property in Nebraska. Two of these leases have terms less than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company will record a right-of-use asset and a lease liability for the third lease that has a term greater than 12 months, but the Company does not expect it to have a  significant impact on the consolidated financial statements;

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The Company completed its assessment of the impact of this guidance and determined that the primary impact relates to reporting crop sales revenue separately from other revenue the Company records in relation to interest income received from the Company’s loan program on the Consolidated Statement of Operations. There will be no cumulative effect to retained earnings upon adoption. The majority of the Company’s contracts with customers relate to leases that fall within the scope of ASU 2016-02.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice across all industries.  The amendments in this update provide guidance on the following eight specific cash flow issues: 1) Debt Prepayment or Debt Extinguishment Costs; 2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3) Contingent Consideration Payments Made after a Business Combination; 4) Proceeds from the Settlement of Insurance Claims; 5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6) Distributions Received from Equity Method Investees; 7) Beneficial Interests in Securitization Transactions; and 8) Separately Identifiable Cash Flows and Application of the Predominance Principle.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and retrospective

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

restatement is required.  Early adoption is permitted. The Company has assessed the impact and noted that currently the only impact would be to separately recognize cash receipts from casualty insurance claims on damaged company assets.

Note 2—Revenue Recognition

For the majority of its leases, the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remaining 50% of the lease payment due in the second half of the year.  Rental income is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned.

As of December 31, 2017 and 2016, the Company had $3.9 million, and $1.0 million, respectively, in deferred revenue. The Company did not have any unamortized below market leases as of December 31, 2017 and 2016, respectively.

The following represents a summary of the rental income recognized during the three years ended December 31, 2017:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2017	2016	2015
Leases in effect at the beginning of the year	$12,593	$2,609	$7,258
Leases entered into or amended during the year	30,363	27,059	6,290
	$42,956	$29,668	$13,548

Future minimum lease payments from tenants under all non-cancelable leases in place as of December 31, 2017, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for each of the next five years and beyond as of December 31, 2017 are as follows:

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2018	$34,435
2019	26,305
2020	13,702
2021	3,819
2022	1,394
2023 and beyond	4,680
$84,335

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2017, 2016 and 2015, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2017		2016		2015
Tenant A (1)	$7,041	16.4%	$—	—%	$—	—%

(1)    The Company has numerous permanent crop leases with this major farming company located in Califonia.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2017, 2016 and 2015 and straight line and crop share rental income recorded by the Company for the years then ended by location of the farm:

	Approximate % of Total Acres			Rental Income
	As of December 31,			For the year ended December 31,
Location of Farm	2017	2016	2015	2017	2016	2015
Alabama	0.4%	—%	—%	0.2%	—%	—%
Arkansas	9.1%	10.0%	14.0%	4.7%	4.5%	10.1%
California	7.2%	—%	—%	27.8%	—%	—%
Colorado	15.1%	18.8%	27.3%	6.4%	9.3%	18.7%
Florida	4.6%	2.1%	—%	3.1%	0.6%	—%
Georgia	3.3%	2.9%	1.8%	4.0%	1.8%	0.3%
Illinois	25.5%	24.8%	8.1%	28.8%	25.4%	16.9%
Kansas	1.2%	1.6%	2.2%	0.4%	0.4%	0.2%
Louisiana	5.9%	8.1%	2.7%	3.3%	1.4%	4.9%
Michigan	1.4%	0.4%	0.2%	1.6%	0.4%	1.5%
Mississippi	3.1%	4.3%	5.8%	2.0%	2.2%	6.0%
North Carolina	6.9%	9.6%	14.9%	4.3%	39.1%	16.2%
Nebraska	3.7%	5.1%	7.9%	3.6%	5.2%	10.1%
South Carolina	9.1%	8.9%	13.4%	7.7%	8.3%	15.1%
South Dakota	1.1%	—%	—%	0.6%	—%	—%
Texas	1.7%	2.3%	—%	1.1%	1.4%	—%
Virginia	0.7%	1.1%	1.7%	0.4%	—%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman, the Company’s CEO.  During the years ended December 31, 2017, 2016 and 2015, the Company incurred costs of $0.2 million,  $0.2 million and $0.1 million, respectively, from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s Consolidated Statements of Operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s Consolidated Statements of Operations. As of December 31, 2017 and 2016 the Company had outstanding payables to American Agriculture Aviation LLC of $0.01 million and $0.01 million, respectively.

Effective as of December 31, 2015, Mr. Pittman neither owns any direct or indirect interest in, nor has control of, Astoria Farms and Hough Farms. As of December 31, 2017 and 2016, 4% and 6%, respectively, of the acres in the Company’s farm portfolio were rented to and operated by Astoria Farms or Hough Farms, both of which were related parties until December 31, 2015. Astoria Farms is a partnership in which Pittman Hough Farms LLC (“Pittman Hough

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Farms”), which was previously 75% owned by Mr. Pittman, had a 33.34% interest. The balance of Astoria Farms was held by limited partnerships in which Mr. Pittman was previously the general partner. Hough Farms is a partnership in which Pittman Hough Farms previously had a 25% interest. The aggregate rent recognized by the Company for these entities for the years ended December 31, 2017, 2016 and 2015 was $2.0 million, $2.5 million and $2.7 million, respectively. As of December 31, 2016 and 2015, the Company did not have any accounts receivable from these entities.

For the years ended December 31, 2017, 2016 and 2015, Pittman Hough Farms incurred $0, $0 and $0, respectively, in professional fees on behalf of the Company.  These fees were reimbursed by the Company.

Effective as of December 31, 2015, Mr. Pittman does not own any interest in American Agriculture Corporation (‘‘American Agriculture’’). American Agriculture is a Colorado corporation that was 75% owned by Mr. Pittman and 25% owned by Jesse J. Hough, who provides consulting services to the Company. The Company reimbursed American Agriculture $0, $0 and $21,259, respectively, for general and administrative expenses during the year ended December 31, 2017, 2016 and 2015, which are included in general and administrative expenses in the consolidated statements of operations.

Note 5—Real Estate

As of December 31, 2017, the Company owned approximately 160,000 acres.

During the year ended December 31, 2017, the Company completed 18 acquisitions which were accounted for as asset acquisitions in Illinois, South Carolina, Colorado, Georgia, Kansas, Michigan, California, South Dakota and Arkansas. Consideration totaled $225.9 million and was comprised of cash, shares of common stock and Common units. No intangible assets were acquired through these acquisitions.

During 2017, the Company completed one acquisition (the AFCO Mergers) that was accounted for as a business combination.  Subsequent adjustments to the preliminary purchase price allocation did not have a material impact to the Company’s consolidated financial statements. The following outlines the impact of the completion of the AFCO Mergers accounted for as a business combination as of December 31, 2017.

During 2017, the Company recorded a measurement period adjustment in relation to property tax accruals in the amount of $0.6 million recognized in other liabilities. As the amount was recovered through tenant reimbursements, the Company also increased other assets by $0.6 million.

The Company also recorded a measurement period adjustment of $1.1 million with a corresponding change in land of $0.8 million, irrigation improvements of $0.1 million and permanent plantings of $0.2 million. The statement of operations impact of this adjustment is immaterial to the year ended December 31, 2017.

($ in thousands)
Land, at cost	$181,072
Irrigation improvements	26,155
Permanent plantings	48,513
Buildings	1,499
In-place leases(1)	1,139
Lease origination costs	264
Cash	3,832
Other assets	1,831
Inventory	99
Deferred revenue	(4,434)
Other liabilities	(13,826)
Gross Total Consideration	246,144
Mortgage notes and bonds payable, net	(75,000)
Total Consideration	$171,144

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

(1)	Weighted average amortization period of the in-place lease liability is three years.

The Company has included the results of operations for the acquired real estate in the Consolidated Statement of Operations from the dates of acquisition. The real estate acquired in business combinations during the year ended December 31, 2017 contributed $14.7 million to total revenue and $6.0 million to net income.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combinations outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods.  The unaudited pro forma information is presented below as if the real estate acquired in the business combination during the year ended December 31, 2017 had been acquired on January 1, 2016.

	For the Year Ended
($ in thousands)	December 31,
Proforma	2017	2016
Revenue	$46,219	$31,001
Pro forma estimate(1)	993	15,661
Total operating revenue	$47,212	$46,662

Net income	$9,158	$5,999
Pro forma estimate	(367)	3,577
Total net income	$8,791	$9,576

Net income available to common stockholders of Farmland Partners Inc.	$411	$4,966

Earnings per share basic and diluted
Income per basic share attributable to common stockholders	$0.01	$0.18
Income per diluted share attributable to common stockholders	$0.01	$0.18
Weighted-average number of common shares - basic	32,340	27,968
Weighted-average number of common shares - diluted	32,340	27,968

(1)

Represents a linear extrapolation of revenues over the year ended December 31, 2017 and 2016 and therefore does not take into account the irregularity of certain of the Company’s revenue components, such as crop share lease payments.

During the year ended December 31, 2016, the Company completed 18 acquisitions which were accounted for as asset acquisitions in Illinois, Colorado, Georgia, Kansas, Texas, Louisiana, Florida and Arkansas. Consideration totaled $264.4 million and was comprised of cash, Series A preferred units and Common units. No intangible assets were acquired through these acquisitions.

The following outlines the fair value of the assets and liabilities acquired as a result of the completion of six acquisitions in Michigan, Mississippi, Texas, Illinois, Colorado and Georgia which were accounted for as business combinations as of December 31, 2016.

($ in thousands)
Land, at cost	$7,170
Groundwater	634
Irrigation improvements	518
Permanent plantings	763
Below market lease	(29)
Total Consideration	$9,056

The Company has not included pro forma information in relation to these farms that were accounted for as business combinations as historical results for the farms were not available. Thus, the Company is unable to reflect the pro forma results as if the farms had been acquired on January 1, 2015.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Prudential Termination Agreement

On February 18, 2017,  the Company entered into a Termination Agreement (the “Termination Agreement”) with Prudential Capital Mortgage Company (the “Prudential Sub-Advisor”) pursuant to which the Company and the Prudential Sub-Advisor agreed to terminate, effective as of March 31, 2017, the Amended and Restated Sub-Advisory Agreement (the “Sub-Advisory Agreement”), dated as of October 23, 2015, by and among AFCO, American Farmland Advisors, AFCO OP and Prudential and certain related property management agreements (together with the Sub-Advisory Agreement, the “Prudential Agreements”).

The Termination Agreement provided that, as of March 31, 2017, Prudential no longer provides services to the Company under the Prudential Agreements. The Company paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of approximately $0.2 million. The statement of operations impact to the Company for the year ended December 31, 2017 totaled $0.7 million, which is included in property operating expenses, with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the AFCO Mergers.

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company's business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. These loans are collateralized by farm real estate and are typically in principal amounts of $100,000 or more at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the applicable loan agreements based on farming operations and access to other forms of capital, as permitted.  Notes receivable are stated at their unpaid principal balance, and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

As of December 31, 2017 and 2016, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of
Loan	Payment Terms	December 31, 2017	December 31, 2016	Maturity
Mortgage Note(1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017
Mortgage Note(2)	Principal & interest due at maturity	240	980	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,194	-	3/16/2022
Mortgage Note	Principal & interest due at maturity	1,647	-	4/27/2018
Mortgage Note (3)	Principal & interest due at maturity	100	-	1/31/2018
Mortgage Note	Principal due at maturity & interest paid in advance	669	-	2/15/2018
Mortgage Note (3)	Principal due at maturity & interest paid in advance	2,700	-	1/29/2018
Total outstanding principal		9,350	2,780
Points paid, net of direct issuance costs		(6)	(4)
Interest receivable (net prepaid interest)		461	67
Provision for interest receivable		(45)	-
Total notes and interest receivable		$9,760	$2,843

(1) In January 2016 the maturity date of the note was extended from January 15, 2016 to January 15, 2017 with the year 1 interest received at the time of the extension and principal and remaining interest due at maturity.  On July 28, 2017 the Company notified the borrower of default on the Promissory Note. The Company currently believes that collectability is reasonably assured.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

(2)The original note was renegotiated and a second note was entered into simultatneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the third and fifth anniversary of the notes by the borrower.

(3)Amounts fully repaid subsequent to December 31, 2017.

A reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2017, 2016 and 2015 is set out below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)

Balance at beginning of year	$2,780	$2,830	$-
Additions during year:
New mortgage loans and additional advances on existing loans	7,372	-	2,830
Interest income added to principal	-	-	-
Amortization of discount	-	-
	10,152	2,830	2,830
Deductions during year:
Collection of principal	802	50	-
Foreclosure	-	-	-
Balance at end of year	$9,350	$2,780	$2,830

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

•	Level 3—Inputs to the valuation methodology are unobservable, supported by little or no market activity.

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of December 31, 2017 and 2016 the fair value of the notes receivable was $9.4 million and $2.8 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2017 and 2016, the Company had the following indebtedness outstanding:

			Annual Interest				Book Value of
			Rate as of	Principal Outstanding as of			Collateral
($ in thousands)			December 31,	December 31,			as of December 31,
Loan	Payment Terms	Interest Rate Terms	2017	2017	2016	Maturity	2017	2016
Farmer Mac Bond #1 (1)	Semi-annual interest only	2.40%	—	—	20,700	September 2017	—	30,375
Farmer Mac Bond #2 (2)	Semi-annual interest only	2.35%	—	—	5,460	October 2017	—	9,573
Farmer Mac Bond #3 (3)	Semi-annual interest only	2.50%	—	—	10,680	November 2017	—	11,192
Farmer Mac Bond #4 (4)	Semi-annual interest only	2.50%	—	—	13,400	December 2017	—	23,528
Farmer Mac Bond #5 (5)	Semi-annual interest only	2.56%	—	—	30,860	December 2017	—	56,296
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915	14,915	April 2025	21,688	21,096
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,436	18,277
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,936	80,805
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,723	7,738
MetLife Term Loan #1 (6)	Semi-annual interest only	3.48% adjusted every three years	3.48%	90,000	90,000	March 2026	198,309	197,764
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	31,633	31,745
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	27,202	26,218
MetLife Term Loan #4 (6)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	30,671	30,629
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	—	January 2027	17,245	—
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	—	February 2027	56,199	—
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	21,253	—	June 2027	48,247	—
MetLife Term Loan #8	Semi-annual interest only	4.12% adjusted every three years	4.12%	44,000	—	December 2042	110,042	—
Farm Credit of Central Florida	(7)	LIBOR + 2.6875% adjusted monthly	4.26%	5,102	5,102	September 2023	10,212	9,495
Prudential	(8)	3.20%	3.20%	6,481	6,600	July 2019	11,622	11,526
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	3.54%	66,400	—	March 2028	137,788	—
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.62%	25,000	—	January 2022	46,259	—
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.62%	25,000	—	January 2022	49,454	—
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.62%	25,000	—	January 2022	59,339	—
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.62%	15,000	—	January 2022	28,535	—
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.62%	30,000	—	January 2022	69,818	—
Total outstanding principal				515,833	309,862		$1,061,358	$566,257
Debt issuance costs				(1,762)	(1,193)
Unamortized premium				-	110
Total mortgage notes and bonds payable, net				$514,071	$308,779

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

(1)	Bond was repaid in full on September 5, 2017.
(2)	Bond was repaid in full on October 23, 2017.
(3)	Bond was repaid in full on November 24, 2017.
(4)	Bond was repaid in full on December 15, 2017.
(5)	Bond was repaid in full on December 15, 2017.
(6)

During the year ended December 31, 2017 the Company converted the interest rate on Metlife Term Loans 1 and 4 from variable to fixed rates for a term of three years. Once the term expires the new rate will be determined based on the loan agreements.

(7)

Loan is an amortizing loan with quarterly interest payments that commenced on January 1, 2017 and quarterly principal payments that commence on October 1, 2018, with all remaining principal and outstanding interest due at maturity.

(8)	Loan is an amortizing loan with semi-annual principal and interest payments that commence on July 1, 2017, with all remaining principal and outstanding interest due at maturity.

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

On September 5, October 23, November 24, December 15, 2017 the Company repaid $20.7 million, $5.5 million, $10.7 million and $44.3 million, respectively, in principal which was due and payable on that date, and as a result these facilities have been fully repaid.

As of December 31, 2017 and December 31, 2016, the Company and the Operating Partnership had $74.4 million and $155.5 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at December 31, 2017.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

MetLife Term Loans

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “First MetLife Loan Agreement” and together with the Second MetLife Loan Agreement, Fifth MetLife Loan Agreement, Sixth MetLife Loan Agreement, Seventh MetLife Loan Agreement and Eigth MetLife Loan Agreement (described below), the “MetLife Loan Agreements” )) with Metropolitan Life Insurance Company (“MetLife”), which provides for a total of $127.0 million of term loans, comprised of (i) a $90.0 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and, together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and, together with Term Loan 4, Term Loan 5, Term Loan 6 and Term Loan 7 (described below), the “MetLife Term Loans”). The proceeds of the Initial MetLife Term Loans were used to repay existing debt (including amounts outstanding under the Bridge Loan), to acquire additional properties and for general corporate purposes. Each Initial MetLife Term Loan is collateralized by first lien mortgages on certain of the Company’s properties.

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Second MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $15.7 million to the Company with a maturity date of June 29, 2026 (“Term Loan 4”). Interest on Term Loan 4 is payable semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year or (b) to an interest rate equal to the greater of (a) the three month LIBOR plus the floating rate spread or (b) 2.00% per annum. Term Loan 4 initially bore interest at a rate of 2.39% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.60% per annum. Effective March 29, 2017, the Company exercised its option to convert the interest rate on Term Loan 4 from a floating rate to an adjustable rate.  The new adjustable rate is 3.48% which may be adjusted by MetLife on each of March 29, 2020 and March 29, 2023. Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

Interest on Term Loan 1 is payable semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of March 29, 2019, March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 or (b) 2.000% per annum. Term Loan 1 bore interest at a rate of 2.40% per annum until September 29, 2016, and on September 29, 2016 the rate changed to 2.60% per annum. Effective March 29, 2017, the Company exercised its option to convert the interest rate on Term Loan 4 from a floating rate to an adjustable rate.  The new adjustable rate is 3.48%, which may be adjusted by MetLife on each of March 29, 2020 and March 29, 2023. Subject to certain conditions, the Company may at any time during the term of Term Loan 1 elect to have all or any portion of the unpaid balance of Term Loan 1 bear interest at a fixed rate that is initially established by the lender in its sole discretion that may be adjusted from time to time to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1. On any floating rate adjustment date, the Company may prepay any portion of Term Loan 1 that is not subject to a fixed rate without penalty.

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

In connection with the Term Loan 7, on June 7, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 7 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Seventh MetLife Loan Agreement.

On November 30, 2017, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Eighth MetLife Loan Agreement”) with MetLife which provides for a loan of approximately $44.0 million to the Company with a maturity date of December 5, 2042 (“Term Loan 8”). Interest on Term Loan 8 is payable semi-annually and accrues at a 4.12% per annum fixed rate, and may be adjusted by MetLife on each of December 5, 2027 and December 5, 2037 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 8 were used to acquire additional properties.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

In connection with the Term Loan 8, on December 5, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 8 Guaranties” and, together with the Initial MetLife Guaranties, the Term Loan 4 Guaranties, the Term Loan 5 Guaranties, the Term Loan 6 Guaranties and the Term Loan 7 Guaranties, the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Eighth MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of December 31, 2017.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”) which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of December 31, 2017 and December 31, 2016, approximately $5.1 million had been drawn down under the Farm Credit Mortgage Note.  Interest on Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from the Farm Credit Mortgage Note are to be used for the development of additional properties.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019. The Company was in compliance with all covenants under the Farm Credit of Central Florida Mortgage Notes as of December 31, 2017.

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

Beginning on December 21, 2017, the Prudential Note requires the Company to maintain a loan to value no greater than 60%. The Company was in compliance with all covenants under the Prudential Note as of December 31, 2017.

Rutledge Credit Facilities

Upon closing of the AFCO Mergers, by virtue of AFCO OP becoming a subsidiary of the Company, the Company assumed AFCO’s outstanding indebtedness under four loan agreements (the “Existing Rutledge Loan Agreements”) between AFCO OP and Rutledge Investment Company (“Rutledge”), which are further described below:

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

1.

Loan Agreement, dated as of December 5, 2013, with respect to a $25 million senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

2.

Loan Agreement, dated as of January 14, 2015, with respect to a $25 million senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

3.

Loan Agreement, dated as of August 18, 2015, with respect to a $25 million senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance of the loan amount over the prior three-month period.

4.

Loan Agreement, dated as of December 22, 2015, with respect to a $15 million senior secured credit facility bearing interest at an annual rate of 3 month LIBOR plus 1.3%. The loan agreement requires AFCO OP to make quarterly interest payments on April 1, July 1, October 1 and January 1 of each calendar year. Additionally, the loan agreement requires AFCO OP to pay a quarterly non-usage fee equal to 0.25% per annum of the committed loan amount minus the average outstanding principal balance over the loan amount of the prior three-month period.

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

In addition, in connection with the closing of the AFCO Mergers, on February 3, 2017, AFCO OP entered into a fifth loan agreement with Rutledge Investment Company (the “Fifth Rutledge Loan Agreement” and together with the Existing Rutledge Loan Agreements, as amended, the “Rutledge Loan Agreements”), with respect to a senior secured credit facility in the aggregate amount of $30.0 million, with a maturity date of January 1, 2022 and an annual interest rate of the 3 month LIBOR plus 1.3%. The Fifth Rutledge Loan Agreement requires AFCO OP to make quarterly interest payments. Additionally, the Fifth Rutledge Loan Agreement contains certain customary affirmative and negative covenants, including (i) AFCO OP must pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount during the prior three-month period, (ii) AFCO OP must maintain a leverage ratio of 60% or less and (iii) the aggregate amounts outstanding under all of the Rutledge Loan Agreements may not exceed 50% of the aggregate appraised value of the properties serving as collateral under the Rutledge Loan Agreements.

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of December 31, 2017 $0 remains available under this facility.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Rabobank Mortgage Note

On December 15, 2017, the Company, the Operating Partnership and five wholly owned subsidiaries of the operating partnership entered into a loan agreement (the “Rabobank Mortgage Note”) with Rabo Agrifinance LLS (“Rabo”) which provides for a loan of approximately $66.4 million to the Company with a maturity date of March 1, 2028. Interest on the Rabobank Mortgage Note is payable semi annually and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the six-month LIBOR plus 1.70% which is subject to adjustment on the first day of March 2020, 2022, 2024 and 2026. Principal is payable annually commencing on March 1, 2024, with all remaining principal and outstanding interest due at maturity. Proceeds from the Rabobank Mortgage Note were used for the retirement of debt under the Farmer Mac Bonds. The Company was in compliance with all covenants under the Rabobank Mortgage Note as of December 31, 2017.

Bridge Loan

On February 29, 2016, two wholly owned subsidiaries of the Operating Partnership (together, the “Bridge Borrower”) entered into a term loan agreement (the “Bridge Loan Agreement”) with MSD FPI Partners, LLC, an affiliate of MSD Partners, L.P. (the “Bridge Lender”), that provided for a loan of $53.0 million (the “Bridge Loan”), the proceeds of which were used primarily to fund the cash portion of the consideration for the acquisition of the Forsythe farms, which was completed on March 2, 2016.  During the year ended December 31, 2016, the Company accrued and paid debt issuance costs on the Bridge Loan totaling $173,907, and interest totaling $2,271,867, of which $2,120,000, or 4.0%, of the Bridge Loan's principal amount, was considered additional interest paid on issuance.  The Bridge Loan was paid in full, including accrued interest, and without prepayment penalty, on March 29, 2016 using proceeds from the MetLife Term Loans.

Aggregate Maturities

As of December 31, 2017, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2018	$306
2019	6,518
2020	48,575
2021	274
2022	120,274
Thereafter	339,886
$515,833

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2017 and 2016, the fair value of the mortgage notes payable was $512.8 million and $300.1 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

In April 2015, the Company entered into a lease agreement for office space.  The lease expires July 31, 2019.  The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016 and $10,366 in June 2017, with annual increases thereafter.  As of December 31, 2017, future minimum lease payments are as follows:

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2018	$126
2019	74
2020	—
2021	—
2022 and beyond	—
$200

A sale of any of the 38 farms and three grain storage facilities (the “Contributed Properties”) formerly owned by FP Land LLC, a Delaware limited liability company (“FP Land”, which was merged with and into the Operating Partnership concurrently with the completion of the Company’s IPO, upon which time the Operating Partnership succeeded to the business and operations of FP Land, including FP Land’s 100% fee simple interest in the Contributed Properties), that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions, on April 16, 2014. Furthermore, if any such sale or defeasance is foreseeable, the Company is required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Common units.

The Company has entered into a number of lease agreements in which the Company agreed to incur expenditures for capital improvements for a number of farms. The Company will receive increased rents upon completion of these capital improvements. As of December 31, 2017, future capital commitments associated with the capital improvements are as follows:

($ in thousands)	Future Capital
Year Ending December 31,	Commitments
2018	$3,578
2019	—
2020	—
2021	—
$3,578

As of December 31, 2017 the Company had three properties under contract in South Carolina, North Carolina and Nebraska. The South Carolina farm acquisition closed on January 30, 2018, the North Carolina farm acquisition closed on January 12, 2018 and the Nebraska farm acquisition closed on January 11, 2018. All farms were acquired using cash, total consideration was $27.0 million.

See “Note 11—Subsequent Events” for properties put under contract subsequent to December 31, 2017.

Note 9—Stockholders’ Equity and Non-controlling Interests

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2017 and 2016, the Company had 38.0 million and 23.0 million, respectively, fully diluted outstanding shares, including Common units and restricted shares of common stock.

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority-owned partnership.  As of December 31, 2017, the Company owned 87.6% of the outstanding Common units and the remaining 12.4% of the Common units are included in non-controlling interest in Operating Partnership on the consolidated balance sheets.

On or after 12 months after becoming a holder of Class A Common units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to tender for redemption all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement of the Operating Partnership), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each Common unit (subject to anti-dilution adjustments provided in the partnership agreement). As of December 31, 2017, there were 3.6 million outstanding Common units eligible to be tendered for redemption.

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

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem the Common units for shares of common stock. When a Common unit is redeemed, non-controlling interest in the Operating Partnership is reduced and stockholders’ equity is increased.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The Operating Partnership intends to make distributions on each Common unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the Common units held by the Company being utilized to make distributions to the Company’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity transactions including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the three years ended December 31, 2017.  To reflect these changes, adjustments were made to increase / (decrease) the non-controlling interest in the Operating Partnership by $2.7 million, ($3.4) million, and ($0.8) million during the years ended December 31, 2017, 2016 and 2015 respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-controlling Interest in Operating Partnership, Class A Common Units

On June 2, 2015, the Company issued 2.0 million Common units in conjunction with an asset acquisition. Beginning on June 2, 2016, the Common units became eligible to be tendered for redemption for cash, or at the Company’s option, for shares of common stock on a one for one basis. In connection with its annual meeting of stockholders held on May 25, 2016, the Company obtained stockholder approval to issue shares of its common stock upon the redemption of 0.9 million of the Common units (the “Excess Units”). Prior to such stockholder approval, the Company would have been required to redeem the Excess Units for cash.  As the tender for redemption of the Excess Units for shares of common stock was outside of the control of the Company until May 25, 2016, these units were accounted for as mezzanine equity on the consolidated balance sheets as of December 31, 2015. After the redemption became within the control of the Company these excess units formed part of the non-controlling interests in the Operating Partnership. The Company elected to accrete the change in redemption value of the Excess Units subsequent to issuance and during the respective 12-month holding period, after which point the units were marked to redemption value at each reporting period.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Under the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, Series A preferred units on the balance sheet with the offset recorded to additional paid-in capital.  On March 2, 2016, 0.1 million Series A preferred units were issued as partial consideration in the Forsythe farm acquisition (See “Note 5—Real Estate”).  Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such Series A preferred units as of December 31, 2017 was $120.5 million including accrued distributions.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Series A preferred units will convert into a variable number of Common Shares and the Company does not control whether it will have enough shares authorized to issue shares at the time of conversion.  Therefore, the Series A preferred units are accounted for as mezzanine equity on the consolidated balance sheet.

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2017 and 2016:

	Common		Series A Preferred Units
($ in thousands)	Redeemable Common Units	Redeemable Non-controlling Interests	Redeemable Preferred Units	Redeemable Non-controlling Interests
Balance at December 31, 2015	884	$9,694	—	$—
Issuance of redeemable Common units as partial consideration for real estate acquisition	—	—	117	117,000
Net income attributable to non-controlling interest	—	(64)	—	—
Accrued distributions to non-controlling interest	—	(113)	—	2,915
Redemption of Common units for common stock	(884)	(9,517)	—	—
Balance at December 31, 2016	—	$—	117	$119,915

Balance at December 31, 2016	—	—	117	119,915
Distribution paid to non-controlling interest	—	—	—	(2,915)
Accrued distributions to non-controlling interest	—	—	—	3,510
Balance at December 31, 2017	—	$—	117	$120,510

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

Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation. Each preferred share of Series B Participating Preferred Stock is entitled to receive cumulative preferential cash dividends

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

at a rate of 6.00% per annum of the $25 liquidation preference, which is payable quarterly in arrears on the last day of each March, June, September and December (the “Initial Liquidation Preference”). Upon liquidation, before any payment or distribution of the assets of the Company is made to or set apart for the holders of equity securities ranking junior to the Series B Participating Preferred Stock, the holders of the Series B Participating Preferred Stock will be entitled to receive the sum of:

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

The shares of Series B Participating Preferred Stock are accounted for as mezzanine equity on the consolidated balance sheet as the Series B Participating Preferred Stock is convertible and redeemable for common shares at a determinable price and date at the option of the Company but upon the occurrence of an event not solely within the control of the Company.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2017 and 2016, the balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock was $144.2 million and $0.0 million, respectively. During the year ended December 31, 2017, the Company declared and paid dividends relating to the Series B Participating Preferred Stock of $3.3 million.

Distributions

The Company’s Board of Directors declared and and the Company paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2017, 2016 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share / Common Unit
2017	February 22, 2017	April 1, 2017	April 14, 2016	$0.1275
	May 8, 2017	June 30, 2017	July 14, 2017	0.1275
	July 19, 2016	October 2, 2017	October 13, 2017	0.1275
	November 8, 2017	January 2, 2018	January 16, 2018	0.1275
				$0.5100

2016	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275
	May 9, 2016	July 1, 2016	July 15, 2016	0.1275
	August 3, 2016	September 30, 2016	October 14, 2016	0.1275
	November 3, 2016	January 2, 2017	January 13, 2017	0.1275
				$0.5100
2015
	February 25, 2015	April 1, 2015	April 15, 2015	$0.1160
	June 2, 2015	July 1, 2015	July 15, 2015	0.1275
	August 12, 2015	October 1, 2015	October 15, 2015	0.1275
	November 20, 2015	January 4, 2016	January 15, 2016	0.1275
				$0.4985

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company accrued $3.5 million in distributions payable as of December 31, 2017 which was paid on January 15, 2018.  The distributions are payable annually in arrears on January 15 or the next business day, of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  During the years ended December 31, 2017, 2016 and 2015 52%,  100% and 100% respectively, of the income distributed in the form of dividends was characterized as ordinary income.

Share Repurchase Program

On March 15, 2017, the Board of Directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. In November 2017, the Board of Directors approved repurchases of the Company’s Series B Participating Preferred Stock from time to time under the share repurchase program. This share repurchase program does not obligate the Company to acquire any particular amount of common stock or Series B Preferred Stock and it may be modified or suspended at any time at the Company’s discretion. The Company expects to fund repurchases under the program using cash on its balance sheet. As of December 31, 2017, the Company had repurchased 1,122,597 shares at an average price per share of $8.93 for a total cost of approximately $10.0 million.

Equity Incentive Plan

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.3 million shares. As of December 31, 2017, there were 0.7 million of shares available for future grants under the Plan.

The Company may issue equity-based awards to officers, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity based awards, including LTIP units, which are convertible on a one-for-one basis into Common units. The  Plan provides for a maximum of 1.3 million shares of common stock for issuance. The terms of each grant are determined by the Compensation Committee of the Board of Directors.

During 2017 the Company granted 0.2 million restricted shares of common stock, with an aggregate grant date fair value of $2.3 million, to employees and directors.  The restricted shares vest ratably over a one,  three or five-year vesting period, subject to continued service. During 2016 the Company granted 0.1 million restricted shares of common stock, with an aggregate grant date fair value of $1.3 million, to employees and newly appointed directors.  The restricted shares vest ratably over a three  or  five year vesting period, subject to continued service. During 2015 the Company granted $0.1 million restricted shares of common stock, with an aggregate grant date fair value of $0.1 million, to employees and directors.  The restricted shares vest ratably over a three vesting period, subject to continued service.

During 2017, 8,848 restricted shares of common stock were forfeited by independent directors and employees.  The Company had recorded $30,078 in stock based compensation and paid $3,659 in dividends with respect to such restricted shares.  In connection with the forfeiture of restricted shares, the Company reversed $16,771 in previously recorded compensation expense, net of the dividends paid. During 2016, 5,032 restricted shares of common stock were forfeited by independent directors and employees.  The Company had recorded $4,167 in stock based compensation and paid $815 in dividends with respect to such restricted shares.  In connection with the forfeiture of restricted shares, the Company reversed $3,352 in previously recorded compensation expense, net of the dividends paid. During 2015, 8,312 restricted shares of common stock were forfeited by independent directors and employees. The Company had recorded $18,231 in stock based compensation and paid $2,541 in dividends with respect to such restricted shares.  In connection with the forfeiture of restricted shares, the Company reversed $15,690 in previously recorded compensation expense during 2017, net of the dividends paid.

A summary of the non-vested restricted shares as of December 31, 2017, 2016 and 2015 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested at January 1, 2015	214	$14.00
Granted	9	10.83
Vested	(70)	14.00
Forfeited	(8)	12.63
Unvested at December 31, 2015	145	13.87

Granted	119	10.78
Vested	(70)	13.96
Forfeited	(5)	11.09
Unvested at December 31, 2016	189	11.98

Granted	205	11.30
Vested	(108)	12.84
Forfeited	(9)	11.00
Unvested at December 31, 2017	277	$11.16

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $1.4 million, $1.2 million and $0.9 million, respectively, of stock-based compensation expense related to these restricted stock awards.  As of December 31, 2017, 2016 and 2015, there was $2.1 million, $1.2 million and $1.2 million, respectively, of total unrecognized compensation costs related to non-vested stock awards which are expected to be recognized over weighted-average periods of 1.4 years.

Earnings per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the year ended December 31,
($ in thousands)	2017	2016	2015
Numerator:
Net income attributable to Farmland Partners Inc.	$7,914	$4,302	$1,227
Less: Nonforfeitable distributions allocated to unvested restricted shares	(151)	(96)	(80)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, Common units	—	(113)	(338)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, Series A Preferred units	(3,510)	(2,915)	—
Less: Dividends on Series B Participating Preferred Stock	(3,346)	—	—
Net income attributable to common stockholders	$907	$1,178	$809

Denominator:
Weighted-average number of common shares - basic	31,210	13,204	9,619
Conversion of Series A preferred units(1)	—	—	—
Conversion of Series B participating preferred stock (1)	—	—	—
Unvested restricted shares(2)	—	—	10
Weighted-average number of common shares - diluted	31,210	13,204	9,629

Income per share attributable to common stockholders - basic	$0.03	$0.09	$0.08
Income per share attributable to common stockholders - diluted	$0.03	$0.09	$0.08

(1)	Anti-dilutive for the year ended December 31, 2017, 2016 and 2015.
(2)	Anti-dilutive for the year ended December 31, 2017 and 2016 and dilutive for the year ended December 31, 2015.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations.  The weighted average number of Common units held by the non-controlling interest was 5.9 million and 5.4 million for the years ended December 31, 2017 and 2016, respectively. The weighted average number of Excess Units held by the non-controlling interest was 0.0 million for the year ended December 31, 2017. There were 0.4 million Excess Units outstanding during the year ended December 31, 2016.

For the year ended December 31, 2017, diluted weighted average common shares do not include the impact of 0.3 million shares of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the year ended December 31, 2016, diluted weighted average common shares do not include the impact of 0.2 million shares of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The following equity awards and units are outstanding as of December 31, 2017, 2016 and 2015, respectively.

(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Shares	33,058	17,163	11,834
Common Units	4,739	5,692	3,294
Redeemable Common Units	—	—	884
Unvested Restricted Stock Awards	276	188	145
	38,073	23,043	16,157

Note 10—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2017 and 2016.

	Quarter Ended
($ in thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating revenues	$7,150	$11,460	$12,046	$15,563
Operating expenses	6,442	5,909	5,932	5,408
Other expenses	2,709	3,530	3,504	3,627
Net (loss) income before income tax	(2,001)	2,021	2,610	6,528
Income tax expense	—	—	—	—
Net (loss) income	$(2,001)	$2,021	$2,610	$6,528
Net (loss) available to common stockholders of Farmland Partners Inc.	$(2,547)	$772	$221	$2,461

Basic net (loss) per share available to common stockholders(1)	$(0.10)	$0.02	$0.01	$0.08
Diluted net (loss) per share available to common stockholders(1)	$(0.10)	$0.02	$0.01	$0.07
Basic weighted average common shares outstanding	26,699	32,457	32,862	32,738
Diluted weighted average common shares outstanding	26,699	32,457	32,862	45,591

(1)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

	Quarter Ended
($ in thousands)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Operating revenues	$4,692	$6,031	$6,946	$13,332
Operating expenses	2,796	2,797	4,756	5,020
Other expenses	3,826	1,917	1,993	1,886
Net (loss) income before income tax	(1,930)	1,317	197	6,426
State income tax expense	—	—	97	(86)
Net (loss) income	$(1,930)	$1,317	$100	$6,512
Net (loss) income available to common stockholders of Farmland Partners Inc.	$(1,780)	$(38)	$(841)	$3,837

Note 11—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 2, 2017, the day the financial statements were issued.

See “Note 8—Commitments and Contingencies” for real estate acquisitions that occurred subsequent to December 31, 2017.

Subsequent to December 31, 2017, the Company entered into a purchase agreement with an unrelated third party to acquire one property in South Carolina. This acquisition closed on February 23, 2018 for cash consideration of $0.4 million.  This acquisition is expected to be accounted for as an asset acquisition.

On January 18, 2018 the Company issued a new loan under the FPI loan program for $5.3 million.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

On February 13, 2018 the Company’s Board of Directors declared a cash dividend of $0.1275 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of April 2, 2018, and is expected to be paid on April 16, 2018.

On February 13, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on April 2, 2018 to stockholders of record as of March 15, 2018.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2017

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
California	(m)	44,994	-	44,994	-	-	44,994	-	44,994	-		2017	-
North Carolina	(d)	41,906	-	41,906	-	-	41,906	-	41,906	-		2015	-
California	(m)	33,482	-	33,482	-	-	33,482	-	33,482	-		2017	-
Louisiana	(g)	30,584	1,180	31,764	(31)	-	30,584	1,149	31,733	100	2017	2016	30
California	(m)	31,567	-	31,567	-	-	31,567	-	31,567	-		2017	-
California	(p), (s)	19,925	11,521	31,446	75	-	19,925	11,596	31,521	1,027	2017	2017	12
Illinois	(k)	29,627	431	30,058	1,186	-	29,627	1,617	31,244	55	2017	2017	14
Illinois	(k)	22,937	1,484	24,421	604	39	22,976	2,088	25,064	54	2017	2017	23
South Carolina	(t)	12,057	1,474	13,531	5,715	52	12,109	7,189	19,298	252	2017	2014	24
California	(r)	7,647	11,518	19,165	41	-	7,647	11,559	19,206	446	2017	2017	20
California	(s)	9,998	8,116	18,114	-	-	9,998	8,116	18,114	503	2017	2017	14
California	(s)	10,947	6,878	17,825	64	-	10,947	6,942	17,889	365	2017	2017	21
South Carolina	(l)	14,866	906	15,772	236	-	14,866	1,142	16,008	31	2017	2017	29
California	(s)	11,888	3,398	15,286	(58)	-	11,888	3,340	15,228	224	2017	2017	15
California	(q)	8,326	6,075	14,401	-	-	8,326	6,075	14,401	205	2017	2017	25
California	(p)	9,043	4,546	13,589	-	-	9,043	4,546	13,589	252	2017	2017	17
California	(q), (s)	10,167	2,902	13,069	412	-	10,167	3,314	13,481	220	2017	2017	13
Florida	(q)	10,715	1,508	12,223	-	-	10,715	1,508	12,223	104	2017	2017	16
Colorado	(t)	10,716	70	10,786	-	-	10,716	70	10,786	7		2014	39
California	(p)	7,492	2,889	10,381	-	-	7,492	2,889	10,381	194	2017	2017	12
Florida	(a)	9,295	202	9,497	729	-	9,295	931	10,226	14	2017	2016	38
Illinois	(f)	9,689	420	10,109	-	-	9,689	420	10,109	42		2016	21
Michigan	(l)	7,800	2,051	9,851	9	-	7,800	2,060	9,860	66	2017	2017	25
California	(r)	9,534	263	9,797	2	-	9,534	265	9,799	24	2017	2017	14
Illinois	(o)	9,506	35	9,541	-	-	9,506	35	9,541	3	2017	2017	11
California	(s)	6,191	2,772	8,963	-	-	6,191	2,772	8,963	153	2017	2017	11
South Carolina	(d)	8,633	133	8,766	130	-	8,633	263	8,896	16	2017	2015	25
California	(q)	4,710	3,317	8,027	-	-	4,710	3,317	8,027	130	2017	2017	15
Virginia	(d)	7,277	-	7,277	-	-	7,277	-	7,277	-		2015	-
North Carolina	(d)	7,239	-	7,239	-	-	7,239	-	7,239	-		2015	-
Arkansas	(t)	6,914	287	7,201	7	-	6,914	294	7,208	38	2017	2014	24
South Carolina	(t)	4,679	25	4,704	2,354	103	4,782	2,379	7,161	181	2017, 2016, 2015	2014	33
Florida	(o)	6,402	593	6,995	35	-	6,402	628	7,030	58	2017	2017	12
Mississippi	(t)	6,654	133	6,787	3	-	6,654	136	6,790	16		2014	25
South Dakota	(l)	6,731	-	6,731	-	-	6,731	-	6,731	-		2017	-
Georgia	(q)	3,574	2,922	6,496	-	-	3,574	2,922	6,496	444	2017	2017	11
Texas	(n)	4,188	1,929	6,117	323	-	4,188	2,252	6,440	198	2016	2016	27
Florida	(q)	2,674	3,565	6,239	-	-	2,674	3,565	6,239	237	2017	2017	12
Arkansas	(i)	5,924	244	6,168	-	-	5,924	244	6,168	31		2015	21
Illinois	(f)	6,086	-	6,086	-	-	6,086	-	6,086	-		2016	-
North Carolina	(d)	5,750	-	5,750	-	-	5,750	-	5,750	-		2015	-
Arkansas	(o)	5,532	101	5,633	(1)	-	5,532	100	5,632	9	2017	2017	9
Mississippi	(i)	5,338	238	5,576	-	-	5,338	238	5,576	40		2015	15
Illinois	(f)	5,453	105	5,558	-	-	5,453	105	5,558	8		2016	23
Colorado	(j)	792	4,731	5,523	3	-	792	4,734	5,526	119	2017	2016	16
Illinois	(f)	5,493	-	5,493	3	-	5,493	3	5,496	34	2017	2016	10
Colorado	(l)	4,156	1,280	5,436	(2)	-	4,156	1,278	5,434	40	2017	2017	26
Arkansas		5,169	185	5,354	-	-	5,169	185	5,354	8	2017	2017	15
Louisiana	(t)	5,100	52	5,152	154	-	5,100	206	5,306	39	2017, 2016, 2015	2014	17
Illinois	(f)	4,920	4	4,924	152	-	4,920	156	5,076	2	2017	2016	50
Arkansas	(t)	4,536	50	4,586	81	-	4,536	131	4,667	9	2017	2014	17
Illinois	(o)	4,575	-	4,575	-	-	4,575	-	4,575	-		2017	-
Illinois	(f)	4,522	4	4,526	-	-	4,522	4	4,526	-		2016	10
California		2,461	1,974	4,435	-	-	2,461	1,974	4,435	73	2017	2017	17
Illinois	(f)	4,350	-	4,350	-	-	4,350	-	4,350	-		2016	-

Louisiana	(t)	3,781	87	3,868	455	-	3,781	542	4,323	37	2017, 2016	2014	22
North Carolina	(d)	4,242	-	4,242	-	-	4,242	-	4,242	-		2015	-
Arkansas	(j)	4,035	38	4,073	76	-	4,035	114	4,149	3	2017	2016	28
South Carolina	(t)	2,235	-	2,235	1,557	244	2,479	1,557	4,036	114	2017, 2016, 2015	2014	28
Colorado	(t)	3,566	359	3,925	56	-	3,566	415	3,981	47	2017	2014	21
North Carolina	(d)	3,864	-	3,864	-	9	3,873	-	3,873	-		2015	-
Illinois	(f)	3,821	-	3,821	-	1	3,822	-	3,822	-		2016	-
Arkansas	(b)	3,264	165	3,429	201	97	3,361	366	3,727	40	2017, 2016	2014	27
Georgia	(i)	3,306	368	3,674	16	-	3,306	384	3,690	37	2017	2015	22
Alabama	(q)	1,719	1,883	3,602	-	-	1,719	1,883	3,602	77	2017	2017	16
Mississippi	(b)	3,471	41	3,512	66	-	3,471	107	3,578	6	2017	2015	34
Illinois	(f)	3,541	-	3,541	-	-	3,541	-	3,541	-		2016	-
Illinois	(f)	3,500	28	3,528	-	-	3,500	28	3,528	4		2016	15
Illinois	(h)	1,290	-	1,290	2,199	-	1,290	2,199	3,489	285	2017, 2015, 2011	2007	38
Illinois	(h)	2,981	-	2,981	507	-	2,981	507	3,488	164	2017, 2009	2007 & 2010	38
Illinois	(f)	3,470	-	3,470	-	-	3,470	-	3,470	-		2016	-
Arkansas	(t)	3,277	145	3,422	14	27	3,304	159	3,463	26	2017	2014	21
Illinois	(o)	3,455	-	3,455	-	-	3,455	-	3,455	-		2017	-
Nebraska	(t)	1,881	55	1,936	1,477	-	1,881	1,532	3,413	281	2017, 2015, 2012	2012	30
Illinois	(f)	2,997	68	3,065	237	-	2,997	305	3,302	41	2017, 2016	2016	10
Illinois	(f)	3,277	-	3,277	-	-	3,277	-	3,277	-		2016	-
South Carolina	(b)	1,959	344	2,303	965	-	1,959	1,309	3,268	67	2017, 2015	2015	35
Illinois	(f)	3,232	-	3,232	-	-	3,232	-	3,232	-		2016	-
Illinois	(f)	3,212	-	3,212	-	-	3,212	-	3,212	-		2016	-
Illinois	(f)	3,186	-	3,186	-	-	3,186	-	3,186	-		2016	-
Illinois	(o)	3,163	-	3,163	-	-	3,163	-	3,163	-		2017	-
Arkansas	(t)	2,985	156	3,141	7	-	2,985	163	3,148	31		2014	16
Colorado	(t)	3,099	-	3,099	-	-	3,099	-	3,099	-		2014	-
South Carolina	(t)	2,199	138	2,337	669	55	2,254	807	3,061	37	2017	2014	30
Illinois	(f)	3,058	-	3,058	-	-	3,058	-	3,058	-		2016	-
Arkansas	(e)	2,808	184	2,992	43	7	2,815	227	3,042	35	2017	2015	18
Illinois	(f)	3,030	-	3,030	-	-	3,030	-	3,030	-		2016	-
Illinois	(o)	2,966	-	2,966	-	-	2,966	-	2,966	-		2017	-
Illinois	(f)	2,882	42	2,924	-	-	2,882	42	2,924	6		2016	12
Illinois	(f)	2,847	42	2,889	-	-	2,847	42	2,889	5		2016	15
Illinois	(f)	2,682	-	2,682	204	3	2,685	204	2,889	3	2017	2016	50
Georgia	(l)	1,905	-	1,905	779	125	2,030	779	2,809	10	2017	2017	32
Illinois	(h)	2,573	-	2,573	236	-	2,573	236	2,809	4	2017	2010	50
Nebraska	(c)	2,601	114	2,715	77	-	2,601	191	2,792	14	2017, 2016	2015	27
Illinois	(f)	2,718	-	2,718	-	-	2,718	-	2,718	-		2016	-
Arkansas	(t)	2,645	40	2,685	-	-	2,645	40	2,685	13		2014	10
Nebraska	(c)	2,539	78	2,617	55	-	2,539	133	2,672	13		2015	20
California	(s)	967	1,357	2,324	339	-	967	1,696	2,663	71	2017	2017	16
Michigan	(i)	904	1,654	2,558	-	-	904	1,654	2,558	167	2017	2015	23
Colorado	(b)	1,995	84	2,079	466	-	1,995	550	2,545	49	2017, 2016	2015	18
Illinois	(f)	2,542	-	2,542	-	-	2,542	-	2,542	-		2016	-
Illinois	(l)	2,525	-	2,525	-	-	2,525	-	2,525	-		2017	-
Nebraska	(e)	693	1,785	2,478	7	-	693	1,792	2,485	165		2014	19
Nebraska	(c)	2,280	44	2,324	124	-	2,280	168	2,448	14	2017, 2016	2015	22
Nebraska	(c)	2,316	126	2,442	-	-	2,316	126	2,442	9		2015	-
Illinois	(f)	2,423	-	2,423	-	-	2,423	-	2,423	-		2016	-
Illinois	(f)	2,402	-	2,402	-	-	2,402	-	2,402	-		2016	-
Arkansas	(t)	2,262	82	2,344	-	-	2,262	82	2,344	13		2014	27
Mississippi	(n)	2,321	15	2,336	-	-	2,321	15	2,336	2		2016	10
Colorado	(t)	2,328	-	2,328	-	-	2,328	-	2,328	-		2014	-
Arkansas	(t)	2,316	-	2,316	-	-	2,316	-	2,316	-		2014	-
South Carolina	(t)	1,803	158	1,961	290	23	1,826	448	2,274	41		2014	26
Colorado		637	1,604	2,241	-	-	637	1,604	2,241	4	2017	2017	50
Illinois	(o)	2,234	-	2,234	-	-	2,234	-	2,234	-		2017	-
South Carolina		1,406	806	2,212	-	-	1,406	806	2,212	7	2017	2017	31
Illinois	(f)	2,103	105	2,208	-	-	2,103	105	2,208	7	2017	2016	25
Colorado	(b)	1,365	663	2,028	101	-	1,365	764	2,129	57		2015	21
Arkansas	(t)	2,014	96	2,110	7	-	2,014	103	2,117	16		2014	21
Illinois	(f)	2,100	-	2,100	-	-	2,100	-	2,100	-		2016	-
Illinois	(f)	2,075	-	2,075	-	-	2,075	-	2,075	-		2016	-
Illinois	(h)	1,700	-	1,700	347	-	1,700	347	2,047	23	2017	2012	35
Colorado	(e)	1,301	699	2,000	42	-	1,301	741	2,042	46	2017	2015	24
Colorado	(t)	1,817	210	2,027	1	-	1,817	211	2,028	64		2014	14
Illinois	(f)	2,015	-	2,015	-	-	2,015	-	2,015	2	2017	2016	-

Illinois	(f)	1,675	4	1,679	335	-	1,675	339	2,014	9	2016	2016	-
Colorado	(j)	1,760	-	1,760	239	-	1,760	239	1,999	5	2017	2016	24
Illinois	(f)	1,996	-	1,996	-	-	1,996	-	1,996	-		2016	-
South Carolina	(t)	1,568	-	1,568	359	64	1,632	359	1,991	34		2014	30
Illinois	(f)	1,972	-	1,972	-	-	1,972	-	1,972	-		2016	-
Illinois	(f)	1,956	-	1,956	-	-	1,956	-	1,956	-		2016	-
Illinois	(f)	1,945	-	1,945	-	-	1,945	-	1,945	-		2016	-
Kansas	(i)	1,915	-	1,915	-	-	1,915	-	1,915	-		2015	-
Illinois	(j)	1,905	-	1,905	-	-	1,905	-	1,905	-		2016	-
Colorado	(t)	1,079	812	1,891	-	-	1,079	812	1,891	55		2014	31
Illinois	(f)	1,891	-	1,891	-	-	1,891	-	1,891	-		2016	-
South Carolina	(l)	1,321	91	1,412	459	-	1,321	550	1,871	10	2017	2017	31
Illinois	(f)	1,859	-	1,859	-	-	1,859	-	1,859	-		2016	-
Illinois	(f)	1,853	-	1,853	-	-	1,853	-	1,853	-		2016	-
Texas	(n)	925	875	1,800	29	-	925	904	1,829	69	2017	2016	24
Illinois	(o)	1,803	-	1,803	-	-	1,803	-	1,803	-		2017	-
Illinois	(f)	1,693	-	1,693	109	-	1,693	109	1,802	2	2017	2016	50
Illinois	(o)	1,792	-	1,792	-	-	1,792	-	1,792	-		2017	-
South Carolina	(t)	1,078	-	1,078	555	138	1,216	555	1,771	37	2017	2014	28
North Carolina	(d)	1,770	-	1,770	-	-	1,770	-	1,770	-		2015	-
Illinois	(f)	1,769	-	1,769	-	-	1,769	-	1,769	-		2016	-
Illinois	(h)	1,750	-	1,750	-	-	1,750	-	1,750	-		2009	-
Illinois	(o)	1,735	-	1,735	-	-	1,735	-	1,735	-		2017	-
Illinois	(f)	1,731	-	1,731	-	-	1,731	-	1,731	-		2016	-
Illinois	(f)	1,643	88	1,731	-	-	1,643	88	1,731	7	2017	2016	23
Nebraska	(t)	1,610	32	1,642	81	-	1,610	113	1,723	12		2014	24
Illinois	(f)	1,718	-	1,718	-	-	1,718	-	1,718	-		2016	-
Illinois	(f)	1,614	94	1,708	-	-	1,614	94	1,708	7	2017	2016	23
Nebraska	(t)	1,639	46	1,685	10	-	1,639	56	1,695	6		2014	22
Colorado	(t)	1,305	376	1,681	10	-	1,305	386	1,691	127		2014	16
South Carolina	(n)	1,303	225	1,528	133	-	1,303	358	1,661	17	2017	2016	34
Illinois	(f)	1,523	-	1,523	126	-	1,523	126	1,649	2	2017	2016	50
Michigan	(i)	779	851	1,630	-	-	779	851	1,630	124	2017	2016	19
Illinois	(f)	1,620	-	1,620	-	-	1,620	-	1,620	-		2016	-
Illinois	(t)	1,500	-	1,500	108	-	1,500	108	1,608	1	2017	2008	50
Illinois	(f)	1,603	-	1,603	-	-	1,603	-	1,603	-		2016	-
Illinois	(f)	1,590	-	1,590	-	-	1,590	-	1,590	-		2016	-
Nebraska	(b)	1,244	69	1,313	269	-	1,244	338	1,582	24	2015	2014	22
Nebraska	(t)	1,539	-	1,539	33	-	1,539	33	1,572	3	2017	2012	45
Colorado	(t)	1,353	184	1,537	-	-	1,353	184	1,537	80		2014	9
Illinois	(h)	1,423	60	1,483	30	-	1,423	90	1,513	61	2017	2007	27
Illinois	(f)	1,481	-	1,481	-	-	1,481	-	1,481	-		2016	-
Mississippi	(e)	1,437	33	1,470	-	-	1,437	33	1,470	2		2015	29
Illinois	(f)	1,439	-	1,439	-	-	1,439	-	1,439	-		2016	-
Illinois	(f)	1,435	-	1,435	-	-	1,435	-	1,435	-		2016	-
Georgia	(j)	1,330	72	1,402	-	-	1,330	72	1,402	5		2016	18
Nebraska	(c)	1,346	34	1,380	-	-	1,346	34	1,380	2		2015	-
Nebraska	(c)	1,314	65	1,379	-	-	1,314	65	1,379	19		2015	20
Illinois	(f)	1,320	-	1,320	-	-	1,320	-	1,320	-		2016	-
Nebraska	(i)	1,232	56	1,288	-	31	1,263	56	1,319	4		2015	24
South Carolina	(l)	1,032	170	1,202	107	-	1,032	277	1,309	6	2017	2017	31
Nebraska	(c)	1,279	23	1,302	2	-	1,279	25	1,304	7	2017	2015	12
Illinois	(h)	1,003	-	1,003	289	-	1,003	289	1,292	35	2017	2008	45
Nebraska	(c)	1,242	37	1,279	-	-	1,242	37	1,279	4		2015	23
Illinois	(f)	1,259	-	1,259	-	-	1,259	-	1,259	-		2016	-
Illinois	(b)	1,120	-	1,120	138	-	1,120	138	1,258	6	2017	2008	50
Illinois	(f)	1,256	-	1,256	-	-	1,256	-	1,256	-		2016	-
Illinois	(f)	1,254	-	1,254	-	-	1,254	-	1,254	-		2016	-
Colorado	(t)	1,238	-	1,238	-	-	1,238	-	1,238	-		2014	-
Colorado	(t)	1,030	170	1,200	31	-	1,030	201	1,231	95		2014	11
Illinois	(f)	1,229	-	1,229	-	-	1,229	-	1,229	-		2016	-
Illinois	(f)	1,219	-	1,219	-	-	1,219	-	1,219	-		2016	-
Illinois	(t)	1,147	-	1,147	59	-	1,147	59	1,206	2	2017	2013	50
Nebraska	(b)	1,100	28	1,128	73	-	1,100	101	1,201	13		2014	18
Nebraska	(c)	1,077	33	1,110	74	-	1,077	107	1,184	9	2016	2015	28
Illinois	(f)	1,171	-	1,171	-	-	1,171	-	1,171	-		2016	-
Illinois	(f)	1,126	44	1,170	-	-	1,126	44	1,170	2		2016	31
Illinois	(f)	1,130	35	1,165	-	-	1,130	35	1,165	4		2016	23
Colorado	(t)	1,128	68	1,196	(32)	-	1,128	36	1,164	34		2014	3

Nebraska	(h)	1,109	40	1,149	-	-	1,109	40	1,149	10		2012	20
Nebraska	(c)	1,136	11	1,147	-	-	1,136	11	1,147	5		2015	6
Illinois	(f)	1,115	28	1,143	-	-	1,115	28	1,143	3		2016	23
Colorado	(t)	747	393	1,140	-	-	747	393	1,140	36		2014	26
Illinois	(f)	1,119	-	1,119	-	-	1,119	-	1,119	-		2016	-
Colorado	(h)	819	94	913	204	-	819	298	1,117	29	2017	2010	22
Illinois	(f)	1,063	27	1,090	17	-	1,063	44	1,107	4	2016	2016	22
Colorado	(t)	1,105	-	1,105	-	-	1,105	-	1,105	-		2014	-
Colorado	(t)	773	323	1,096	-	-	773	323	1,096	35		2014	21
Colorado	(t)	579	513	1,092	2	-	579	515	1,094	169		2014	14
Illinois	(f)	1,083	-	1,083	-	-	1,083	-	1,083	-		2016	-
Illinois	(f)	1,080	-	1,080	-	-	1,080	-	1,080	-		2016	-
Illinois	(f)	1,075	-	1,075	-	-	1,075	-	1,075	-		2016	-
Illinois	(t)	801	97	898	172	-	801	269	1,070	25	2017	2004, 2006, 2016	50
Colorado	(t)	554	443	997	70	-	554	513	1,067	38	2017	2014	23
Nebraska	(i)	848	197	1,045	22	-	848	219	1,067	29		2014	25
Illinois	(f)	1,058	-	1,058	-	-	1,058	-	1,058	-		2016	-
Nebraska	(t)	994	20	1,014	41	-	994	61	1,055	8		2014	27
Illinois	(f)	995	-	995	58	-	995	58	1,053	1	2017	2016	50
Colorado	(e)	809	141	950	64	-	809	205	1,014	19		2015	26
Illinois	(f)	1,005	-	1,005	-	-	1,005	-	1,005	-		2016	-
Illinois	(h)	991	-	991	-	-	991	-	991	-		2012	-
Illinois	(f)	950	40	990	-	-	950	40	990	2		2016	32
Illinois	(f)	989	-	989	-	-	989	-	989	-		2016	-
Kansas	(t)	805	178	983	-	-	805	178	983	64		2014	14
Illinois	(f)	980	-	980	-	-	980	-	980	-		2016	-
Illinois	(h)	923	53	976	-	-	923	53	976	2	2017	2011	50
Illinois	(f)	975	-	975	-	-	975	-	975	-		2016	-
Illinois	(f)	972	-	972	-	-	972	-	972	-		2016	-
Illinois	(f)	968	-	968	-	-	968	-	968	-		2016	-
Georgia	(i)	795	65	860	106	-	795	171	966	7	2017	2016	31
Georgia	(n)	756	202	958	-	-	756	202	958	10		2016	36
Illinois	(f)	939	-	939	-	-	939	-	939	-		2016	-
Illinois	(t)	902	34	936	-	-	902	34	936	18		2008	21
Illinois	(f)	800	130	930	-	-	800	130	930	8	2017	2016	27
Illinois	(f)	855	55	910	-	-	855	55	910	4		2016	28
Illinois	(f)	845	63	908	-	-	845	63	908	6	2017	2016	22
Illinois	(f)	879	-	879	-	-	879	-	879	-	2017	2016	-
Illinois	(i)	815	-	815	60	-	815	60	875	1	2017	2015	50
Colorado	(t)	481	373	854	15	-	481	388	869	126		2014	15
Illinois	(f)	864	-	864	-	-	864	-	864	-		2016	-
Georgia	(j)	718	144	862	-	-	718	144	862	9		2016	25
Nebraska	(b)	862	-	862	-	-	862	-	862	-		2015	-
Illinois	(f)	857	-	857	-	-	857	-	857	-		2016	-
Illinois	(f)	854	-	854	-	-	854	-	854	-		2016	-
Illinois	(o)	850	-	850	-	-	850	-	850	-		2017	-
Illinois	(h)	668	-	668	178	-	668	178	846	32	2017	2007	50
Illinois	(f)	844	-	844	-	-	844	-	844	-		2016	-
Illinois	(i)	762	-	762	75	-	762	75	837	7	2017	2015	20
Nebraska	(t)	742	-	742	94	-	742	94	836	18		2012	25
Illinois	(l)	825	-	825	-	-	825	-	825	-		2017	-
Illinois	(f)	823	-	823	-	-	823	-	823	-		2016	-
Illinois	(f)	774	47	821	-	-	774	47	821	4	2017	2016	25
Illinois	(b)	700	110	810	-	-	700	110	810	27	2017	2004	50
Illinois	(o)	805	-	805	-	-	805	-	805	-		2017	-
Colorado	(t)	803	-	803	-	-	803	-	803	-		2014	-
Illinois	(h)	644	93	737	61	-	644	154	798	26	2017	2000	50
Illinois	(f)	775	-	775	-	-	775	-	775	-		2016	-
Nebraska	(t)	702	72	774	-	-	702	72	774	6		2014	35
Illinois	(f)	671	96	767	-	-	671	96	767	4	2017	2016	28
Illinois	(f)	762	-	762	-	-	762	-	762	-		2016	-
Illinois	(o)	748	-	748	-	-	748	-	748	-		2017	-
Illinois	(f)	746	-	746	-	-	746	-	746	-		2016	-
Illinois	(f)	744	-	744	-	-	744	-	744	-		2016	-
Kansas	(t)	737	-	737	-	-	737	-	737	-		2014	-
Nebraska	(i)	711	22	733	-	-	711	22	733	2		2015	20
Illinois	(f)	732	-	732	-	-	732	-	732	-		2016	-
Illinois	(f)	729	-	729	-	-	729	-	729	-		2016	-
Illinois	(f)	727	-	727	-	-	727	-	727	-		2016	-

Illinois	(h)	725	-	725	-	-	725	-	725	-		2010	-
Illinois	(f)	708	-	708	-	-	708	-	708	-		2016	-
Illinois		701	-	701	-	-	701	-	701	-		2017	-
Illinois	(j)	667	30	697	-	-	667	30	697	2	2017	2016	24
Illinois	(h)	693	-	693	-	-	693	-	693	-		2008	-
Illinois	(h)	684	-	684	-	-	684	-	684	-		2007	-
South Carolina	(l)	477	57	534	148	-	477	205	682	4	2017	2017	32
Illinois	(i)	681	-	681	-	-	681	-	681	-		2015	-
Illinois	(f)	630	-	630	43	-	630	43	673	1	2016	2016	-
Illinois	(i)	667	-	667	-	-	667	-	667	-		2016	-
Georgia	(i)	555	106	661	-	1	556	106	662	8		2015	30
Illinois	(h)	448	100	548	110	-	448	210	658	29	2017	2003	50
Illinois	(f)	612	38	650	-	-	612	38	650	2	2017	2016	29
Georgia	(i)	482	142	624	-	2	484	142	626	8		2016	27
Illinois	(f)	617	-	617	-	-	617	-	617	-		2016	-
Illinois	(h)	610	-	610	-	-	610	-	610	-		2012	-
Nebraska	(b)	607	-	607	-	-	607	-	607	-		2015	-
Nebraska	(b)	561	-	561	-	41	602	-	602	-		2014	-
Illinois	(f)	601	-	601	-	-	601	-	601	-		2016	-
Colorado	(t)	374	201	575	2	-	374	203	577	66		2014	11
Georgia	(n)	469	108	577	-	-	469	108	577	5		2016	36
Illinois	(f)	576	-	576	-	-	576	-	576	-		2016	-
Illinois	(t)	527	37	564	-	-	527	37	564	5	2017	2011	50
Illinois	(j)	563	-	563	-	-	563	-	563	-		2016	-
Illinois	(f)	552	-	552	-	-	552	-	552	-		2016	-
Illinois	(f)	536	-	536	-	-	536	-	536	-		2016	-
Illinois	(f)	534	-	534	-	-	534	-	534	-		2016	-
Georgia	(i)	475	53	528	-	-	475	53	528	6		2015	21
Illinois	(f)	487	-	487	41	-	487	41	528	1	2017	2016	50
Illinois	(f)	499	22	521	-	-	499	22	521	2	2017	2016	29
Nebraska	(c)	500	10	510	-	-	500	10	510	5		2015	5
Illinois	(f)	507	-	507	-	-	507	-	507	-		2016	-
Illinois	(f)	505	-	505	-	-	505	-	505	-		2016	-
Kansas	(l)	319	181	500	-	-	319	181	500	8	2017	2017	20
Illinois	(h)	442	38	480	-	-	442	38	480	15		2009	24
Illinois	(f)	466	-	466	-	-	466	-	466	-		2016	-
Illinois	(f)	447	-	447	-	-	447	-	447	-		2016	-
Illinois	(f)	442	-	442	-	-	442	-	442	-		2016	-
Illinois	(f)	421	-	421	-	-	421	-	421	1	2017	2016	50
Colorado	(t)	419	-	419	-	-	419	-	419	-		2014	-
Illinois	(h)	290	38	328	81	-	290	119	409	14	2017	2006	50
Illinois	(i)	371	-	371	38	-	371	38	409	1	2017	2016	50
Illinois	(b)	398	-	398	-	-	398	-	398	-		2008	-
Illinois	(h)	322	36	358	20	-	322	56	378	9	2017	2006	47
Illinois	(f)	370	-	370	-	-	370	-	370	-		2016	-
Illinois	(f)	362	-	362	-	-	362	-	362	-		2016	-
Illinois	(t)	102	59	161	201	-	102	260	362	18	2017	2003	50
Illinois	(f)	360	-	360	-	-	360	-	360	-		2016	-
Illinois	(f)	359	-	359	-	-	359	-	359	-		2016	-
Illinois	(f)	353	-	353	-	-	353	-	353	-		2016	-
Nebraska	(t)	342	4	346	-	-	342	4	346	-	2017	2014	27
Illinois	(t)	321	24	345	-	-	321	24	345	2	2017	2011	50
Illinois	(h)	271	73	344	-	-	271	73	344	18	2017	2001	50
Kansas	(j)	235	90	325	3	-	235	93	328	6	2017	2016	21
Illinois	(f)	320	-	320	-	-	320	-	320	-		2016	-
Illinois	(f)	317	-	317	-	-	317	-	317	-		2016	-
Illinois	(f)	296	-	296	-	-	296	-	296	-		2016	-
Illinois	(f)	291	-	291	-	-	291	-	291	-		2016	-
Illinois	(f)	286	-	286	-	-	286	-	286	-		2016	-
Illinois	(f)	282	-	282	-	-	282	-	282	-		2016	-
Colorado	(t)	276	-	276	-	-	276	-	276	-		2014	-
Illinois	(f)	254	-	254	-	-	254	-	254	-		2016	-
Illinois	(h)	252	-	252	-	-	252	-	252	-		2012	-
Illinois	(h)	203	44	247	-	-	203	44	247	4	2017	2006	50
Illinois	(f)	240	-	240	-	-	240	-	240	-		2016	-
Colorado	(i)	236	-	236	-	-	236	-	236	-		2015	-
Illinois	(f)	233	-	233	-	-	233	-	233	-		2016	-
Colorado	(t)	224	-	224	-	-	224	-	224	-		2014	-
Illinois	(h)	200	16	216	-	-	200	16	216	-		2011	-

Illinois	(f)	216	-	216	-	-	216	-	216	-		2016	-
Georgia		142	39	181	2	-	142	41	183	1	2017	2017	30
Illinois	(f)	179	-	179	-	-	179	-	179	-		2016	-
Illinois	(f)	170	-	170	-	-	170	-	170	-		2016	-
Illinois	(f)	157	-	157	-	-	157	-	157	-		2016	-
Illinois	(f)	153	-	153	-	-	153	-	153	-		2016	-
Illinois		34	86	120	-	-	34	86	120	16		2016	7
Colorado		-	-	-	69	-	-	69	69	1	2017	2017	40
Colorado	(i)	-	-	-	-	-	-	-	-	-		2015	-
Colorado		-	-	-	-	-	-	-	-	-		2017	-
Other	(u)	42,895	2,025	44,920	825	98	42,993	2,850	45,843	319

Farm Credit Bond	$ 5,102
Farmer Mac Bond #6	$ 14,915
Farmer Mac Bond #7	$ 11,160
Farmer Mac Bond #8A	$ 41,700
Farmer Mac Bond #9	$ 6,600
Met Life Bond #1	$ 90,000
Met Life Bond #2	$ 16,000
Met Life Bond #3	$ 21,000
Met Life Bond #4	$ 15,685
Met Life Bond #5	$ 8,379
Met Life Bond #6	$ 27,158
Met Life Bond #7	$ 21,253
Met Life Bond #8	$ 44,000
Prudential Bond	$ 6,481
Rutledge Credit Facility #1	$ 25,000
Rutledge Credit Facility #2	$ 25,000
Rutledge Credit Facility #3	$ 25,000
Rutledge Credit Facility #4	$ 15,000
Rutledge Credit Facility #5	$ 30,000
Rabo Agrifinance Note	$ 66,400
	$ 515,833	946,782	116,780	1,063,562	29,476	1,117	947,899	146,256	1,094,155	10,261

(a)	is part of a collateral pool for the $5.1 million First Farm Credit of Central Florida Bond
(b)	is part of a collateral pool for the $14.9 million Farmer Mac Bond #6
(c)	is part of a collateral pool for the $11.2 million Farmer Mac Bond #7
(d)	is part of a collateral pool for the $41.7 milllion Farmer Mac Bond #8A
(e)	is part of a collateral pool for the $6.6 million Farmer Mac Bond #9
(f)	is part of a collateral pool for the $90.0 million Met Life Bond #1
(g)	is part of a collateral pool for the $16.0 million Met Life Bond #2
(h)	is part of a collateral pool for the $21.0 million Met Life Bond #3
(i)	is part of a collateral pool for the $15.7 million Met Life Bond #4
(j)	is part of a collateral pool for the $8.4 million Met Life Bond #5
(k)	is part of a collateral pool for the $27.2 million Met Life Bond #6
(l)	is part of a collateral pool for the $21.3 million Met Life Bond #7
(m)	is part of a collateral pool for the $44.0 million Met Life Bond #8
(n)	is part of a collateral pool for the $6.6 million Prudential Loan
(o)	is part of a collateral pool for the $25.0 million Rutledge Credit Facility 1
(p)	is part of a collateral pool for the $25.0 million Rutledge Credit Facility 2
(q)	is part of a collateral pool for the $25.0 million Rutledge Credit Facility 3
(r)	is part of a collateral pool for the $15.0 million Rutledge Credit Facility 4
(s)	is part of a collateral pool for the $30.0 million Rutledge Credit Facility 5
(t)	is part of a collateral pool for the $66.4 million Agrifinance Note
(u)

Other category is comprised of 95 farms in 6 states that on an individual basis make up less than 5% of gross total land plus improvements as of December 31, 2017. Approximately $2,417 is part of a collateral pool for the $14,915 Farmer Mac Bond #6, $510 is part of a collateral pool for the $11,160 Farmer Mac Bond #7, $20,464 is part of a collateral pool for the $90,000 Met Life Bond #1, $6,494 is part of a collateral pool for the $21,000 Met Life Bond #3, $4,542 is part of a collateral pool for the $15,685 Met Life Bond #4, $1,588 is part of a collateral pool for the $8,379 Met Life Bond #5, $1,182 is part of a collateral pool for the $21,253 Met Life Bond #7, $577 is part of a collateral pool for the $6,600 Prudential Loan, $1,553 is part of a collateral pool for the $25,000 Rutledge Credit Facility 1, and $5,427 is part of a collateral pool for the $66,400 Rabo Agrifinance Note.

(v)	the aggregate basis for U.S. federal income tax purposes is $534,459.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(In Thousands)

	Years ended December 31,
	2017	2016	2015
Real Estate:
Balance at beginning of year	$595,598	$317,589	$166,493
Additions during period
Additions through construction of improvements	15,549	4,866	7,722
Disposition of improvements	(671)	(40)	(6)
Non cash acquisitions	-	-	-
Acquisitions through asset acquisitions / business combinations	483,679	273,183	143,380
Balance at end of year	$1,094,155	$595,598	$317,589

Accumulated Depreciation:
Balance at beginning of year	$3,215	$1,668	$777
Disposition of improvements	(80)	(8)	(1)
Additions charged to costs and expenses	7,126	1,555	892
Balance at end of year	$10,261	$3,215	$1,668

Real Estate balance per schedule	$1,094,155	$595,598	317,589
Construction in progress	8,137	1,615	286
Other non-real estate	71	74	33
Balance per consolidated balance sheet	$1,102,363	$597,287	317,908

Accumulated depreciation per schedule	$10,261	$3,215	1,668
Other non-real estate	24	9	3
Balance per consolidated balance sheet	$10,285	$3,224	1,671