Form 10-K/A
period 2017-12-31
Farmland Partners Inc.
filed 2018-03-09
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of March 1, 2018, the registrant had 33,334,849 shares of common stock held by non-affiliates of the registrant outstanding for an aggregate market value of $255,678,292 ($292,092,275 on a fully diluted basis, including 4,739,372 Common units of limited partnership interest in the registrant’s operating partnership) based on the closing sales price of $7.67 on the New York Stock Exchange on March 1, 2018. As of March 1, 2018, a total of 33,334,849 shares of our common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2017.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Farmland Partners Inc. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 2, 2018 (the “Original Form 10-K”). The Company is filing this Amendment No. 1 solely to provide Exhibit 12.1, which was inadvertently omitted from the Original Form 10-K.

No changes have been made to the Original Form 10-K other than as described above. This Amendment No. 1 does not reflect subsequent events occurring after the filing of the Original Form 10-K or modify or update in any way the disclosures made in the Original Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index of this Amendment No. 1.

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

10.2†	Farmland Partners Inc. Amended and Restated 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on May 5, 2015)
10.3†	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
10.4†	Form of Restricted Stock Award Agreement for Directors. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
10.5*	Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto.
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

10.40*		Lease Agreement, dated November 30, 2017, by and between Arnold (CA) LLC and Olam Farming, Inc.
12.1	***	Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
21.1*		List of subsidiaries.
23.1*		Consent of PricewaterhouseCoopers, LLP.
31.1*	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document*
101.SCH		XBRL Taxonomy Extension Schema*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase*
101.DEF		XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*    Previously filed with the Original Form 10-K, filed on March 2, 2018

** The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

***Filed herewith

†           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2018	FARMLAND PARTNERS INC.

	By:	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer