Form 10-Q
period 2018-03-31
Farmland Partners Inc.
filed 2018-05-10
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   ☒  Yes   ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of May  8, 2018,  32,868,785 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2018

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2018 (Unaudited) and December 31, 2017

(in thousands except par value and share data)

	March 31,	December 31,
	2018	2017
ASSETS
Land, at cost	$975,107	$947,899
Grain facilities	11,500	11,463
Groundwater	12,107	12,107
Irrigation improvements	52,531	51,678
Drainage improvements	11,975	9,964
Permanent plantings	52,905	52,870
Other	8,247	8,245
Construction in progress	10,017	8,137
Real estate, at cost	1,134,389	1,102,363
Less accumulated depreciation	(12,306)	(10,285)
Total real estate, net	1,122,083	1,092,078
Deposits	33	239
Cash	19,666	53,536
Notes and interest receivable, net	11,648	9,760
Deferred offering costs	308	292
Deferred financing fees, net	326	348
Accounts receivable, net	5,568	6,650
Inventory	370	126
Prepaid and other assets	2,595	3,057
TOTAL ASSETS	$1,162,597	$1,166,086

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$513,974	$514,071
Dividends payable	4,767	4,847
Accrued interest	3,364	3,193
Accrued property taxes	1,374	1,584
Deferred revenue	15,106	3,907
Accrued expenses	2,297	2,800
Total liabilities	540,882	530,402

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 6,037,500 shares issued and outstanding at March 31, 2018, and December 31, 2017	146,487	144,223
Redeemable non-controlling interest in operating partnership, Series A preferred units	117,878	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,868,785 shares issued and outstanding at March 31, 2018, and 33,334,849 shares issued and outstanding at December 31, 2017	323	329
Additional paid in capital	345,845	350,147
Retained earnings	2,459	5,161
Cumulative dividends	(35,389)	(31,199)
Non-controlling interests in operating partnership	44,112	46,513
Total equity	357,350	370,951

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,162,597	$1,166,086

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended
	March 31,
	2018	2017
OPERATING REVENUES:
Rental income	$9,941	$6,803
Tenant reimbursements	768	104
Crop sales	79	175
Other revenue	419	68
Total operating revenues	11,207	7,150

OPERATING EXPENSES
Depreciation, depletion and amortization	2,130	1,487
Property operating expenses	1,697	1,803
Acquisition and due diligence costs	131	515
General and administrative expenses	1,964	2,081
Legal and accounting	463	399
Other operating expenses	1	157
Total operating expenses	6,386	6,442
OPERATING INCOME	4,821	708

OTHER (INCOME) EXPENSE:
Other income	(81)	(3)
Loss (gain) on disposition of assets	8	(3)
Interest expense	4,391	2,715
Total other expense	4,318	2,709

Net income before income tax expense	503	(2,001)

Income tax expense	—	—

NET INCOME (LOSS)	503	(2,001)

Net (income) loss attributable to non-controlling interests in operating partnership	(62)	375

Net income (loss) attributable to the Company	441	(1,626)

Nonforfeitable distributions allocated to unvested restricted shares	(42)	(43)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(3,143)	(878)

Net loss available to common stockholders of Farmland Partners Inc.	$(2,744)	$(2,547)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$(0.08)	$(0.10)
Diluted net (loss) available to common stockholders	$(0.08)	$(0.10)
Basic weighted average common shares outstanding	33,014	26,699
Diluted weighted average common shares outstanding	33,014	26,699
Dividends declared per common share	$0.1275	$0.1275

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity

For the three months ended March 31, 2018 and 2017

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional			Interests in
			Paid in	Retained	Cumulative	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Partnership	Equity
Balance at December 31, 2016	17,351	$172	$172,100	$4,103	$(14,473)	$53,692	$215,594

Net loss	—	—	—	(1,626)	—	(375)	(2,001)
Issuance of stock under the at-the-market offering, net of costs of $60	—	—	(60)	—	—	—	(60)
Grant of unvested restricted stock	187	—	—	—	—	—	—
Stock based compensation	—	—	428	—	—	—	428
Dividends and distributions accrued or paid	—	—	—	(878)	(4,137)	(854)	(5,869)
Issuance of stock as partial consideration for business combination	14,781	148	168,503	—	—	—	168,651
Issuance of Common units as partial consideration for business combination	—	—	—	—	—	2,493	2,493
Issuance of Common units as partial consideration for asset acquisition	—	—	—	—	—	10,034	10,034
Conversion of Common units to shares of common stock	129	1	1,034	—	—	(1,035)	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(3,273)	—	—	3,273	—
Balance at March 31, 2017	32,448	$321	$338,732	$1,599	$(18,610)	$67,228	$389,270

Balance at December 31, 2017	33,334	329	350,147	5,161	(31,199)	46,513	370,951

Net income	—	—	—	441	—	62	503
Grant of unvested restricted stock	157	—	—	—	—	—	—
Stock based compensation	—	—	331	—	—	—	331
Dividends and distributions accrued or paid	—	—	—	(3,143)	(4,190)	(584)	(7,917)
Repurchase and cancellation of shares	(780)	(8)	(6,510)	—	—	—	(6,518)
Conversion of Common units to shares of common stock	157	2	1,543	—	—	(1,545)	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	334	—	—	(334)	—
Balance at March 31, 2018	32,868	$323	$345,845	$2,459	$(35,389)	$44,112	$357,350

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$503	$(2,001)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,130	1,487
Amortization of deferred financing fees and discounts/premiums on debt	105	65
Amortization of net origination fees related to notes receivable	(4)	(1)
Stock based compensation	331	428
Loss (gain) on disposition of assets	8	(3)
Bad debt expense	357	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	726	2,117
(Increase) decrease in interest receivable	(103)	52
Decrease (increase) in other assets	359	(822)
(Increase) decrease in inventory	(245)	183
Increase in accrued interest	171	338
(Decrease) increase in accrued expenses	369	(13,759)
Increase in deferred revenue	10,584	9,094
(Decrease) increase in accrued property taxes	(215)	211
Net cash provided by operating activities	15,076	(2,611)
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(26,770)	(79,220)
Real estate and other improvements	(5,309)	(3,947)
Principal receipts on notes receivable	3,469	801
Casualty loss insurance recovery	21	—
Issuance of note receivable	(5,250)	(2,255)
Net cash used in investing activities	(33,839)	(84,621)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	—	52,918
Repayments on mortgage notes payable	(118)	—
Payments associated with the shelf registration	(29)	—
Common stock repurchased	(6,517)	—
Payment of offering costs	—	(91)
Payment of debt issuance costs	(78)	(545)
Dividends on common stock	(4,250)	(2,212)
Distribution on Preferred units	(3,510)	(2,915)
Distributions to non-controlling interests in operating partnership, common	(605)	(726)

Net cash (used in) provided by financing activities	(15,107)	46,429

NET DECREASE IN CASH	(33,870)	(40,803)
CASH, BEGINNING OF PERIOD	53,536	47,166
CASH, END OF PERIOD	$19,666	$6,363
Cash paid during period for interest	$4,137	$2,461
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$4,191	$4,137
Distributions payable, Common units	$584	$854
Distibutions payable, Series A preferred units	$878	$878
Distibutions payable, Series B participating preferred stock	$2,264	$—
Additions to real estate improvements included in accrued expenses	$662	$2,140
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interest in operating partnership in conjunction with acquisitions	$—	$181,178
Deferred offering costs amortized through equity in the period	$—	$60
Real estate acquisition costs included in accrued expenses	$—	$42
Property tax liability assumed in acquisitions	$5	$—
Offering costs included in accrued expenses	$—	$119

See accompanying notes.

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of March 31, 2018, the Company owned a portfolio of approximately 166,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2018, the Company owned an 87.9% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering. Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of March 31, 2018, the TRS performs these custom farming operations on 625 acres of farmland owned by the Company located in Florida.

AFCO Mergers

On February 2, 2017, the Company completed a merger with American Farmland Company (“AFCO”), at which time one of the Company’s wholly owned subsidiaries was merged with and into American Farmland Company L.P. (“AFCO OP”) with AFCO OP surviving as a wholly owned subsidiary of the Operating Partnership (the “Partnership Merger”), and AFCO merged with and into another one of our wholly owned subsidiaries with such wholly owned subsidiary surviving (the “Company Merger” and together with the Partnership Merger, the “AFCO Mergers”).

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

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended March 31, 2018 and 2017 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three months ended March 31, 2018 and 2017 is unaudited.  The accompanying financial statements for the three months ended March 31, 2018 and 2017 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2018.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of actual operating results for the entire year ending December 31, 2018.

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

Real Estate Acquisitions

When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar assets and contains acquired inputs, processes and outputs, these acquisitions are accounted for as business combinations.

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

Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines and perennial crops) and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets by valuing the land as if it were unimproved. The Company values improvements, including permanent plantings and grain facilities, at replacement cost, adjusted for depreciation.

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

As of March 31, 2018 and December 31, 2017, the Company had $1.4 million and $1.4 million, respectively, recorded for tenant relationship intangibles, net of accumulated amortization of $0.7 million and $0.6 million, respectively.  The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three months ended March 31, 2018, the company did not expense any costs in relation to business combinations.

Total consideration for acquisitions may include a combination of cash and equity securities.  When equity securities are issued, the Company determines the fair value of the equity securities issued based on the number of shares of common stock and Common units issued multiplied by the price per share of the Company’s common stock on the date of closing in the case of common stock and Common units and by liquidation preference in the case of preferred stock and preferred units.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of our customers’ financial condition. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. As of March 31, 2018 and December 31, 2017, we have an allowance of $0.6 million and $0.5 million, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crop was $0.0 million and $0.2 million, respectively, for the three months ended March 31, 2018 and 2017.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or market.

As of March 31, 2018 and December 31, 2017 inventory consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Harvested crop	$125	$126
Growing crop	43	—
General inventory	202	—
	$370	$126

New or Revised Accounting Standards

Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The Company completed its assessment of the impact of this guidance and determined that the primary impact relates to reporting crop sales revenue separately from other revenue the Company records in relation to interest income received from the Company’s loan program on the Consolidated Statement of Operations. There was no cumulative effect to retained earnings upon adoption. The majority of the Company’s contracts with customers relate to leases that fall within the scope of ASC 840 and ASU No. 2016-02,  Leases: (Topic 842) (“ASU 2016-02”).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice across all industries.  The amendments in this update provide guidance on the following eight specific cash flow issues: 1) Debt Prepayment or Debt Extinguishment Costs; 2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3) Contingent Consideration Payments Made after a Business Combination; 4) Proceeds from the Settlement of Insurance Claims; 5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6) Distributions Received from Equity Method Investees; 7) Beneficial Interests in Securitization Transactions; and 8) Separately Identifiable Cash Flows and Application of the Predominance Principle.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and retrospective restatement is required.  Early adoption is permitted. The Company has assessed the impact and determined that the only impact would be to separately recognize cash receipts from casualty insurance claims on damaged company assets.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  While the Company is still completing its assessment of the impact of this guidance, the following is anticipated to reflect the primary effects of this guidance on the Company’s reporting:

(i)

For leases in which the Company is the lessee, the Company does not expect the guidance to have a material impact as there are only three operating leases for office space and for subleased property in Nebraska. Two of these leases have terms less than 12 months, and the Company will elect not to apply the recognition requirements of ASU 2016-02. The Company will record a right-of-use asset and a lease liability for the third lease that has a term greater than 12 months, but the Company does not expect it to have a significant impact on the consolidated financial statements;

(ii)

For leases in which the Company is the lessor, the Company does not expect there to be a material impact as the majority of the Company’s leases do not contain a non-lease component. While the Company is expecting there to be other ancillary impacts for leases in which the Company is the lessor, they are not expected to be material to the consolidated financial statements. Under the new guidance, lease procurement costs that were previously capitalized will be expensed as incurred. Lastly, under the new guidance, there are certain circumstances in which buyer-lessors in sale and leaseback transactions could potentially result in recording the transaction as a financial receivable if such transaction fails sale and leaseback criteria, which the Company is still evaluating.

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

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Contingent rent recognized for the three months ended March 31, 2018 and 2017 totaled $0.6 million and $0.6 million, respectively.

Most of our farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of March 31, 2018 have terms ranging from one to 25 years. Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2018 and December 31, 2017, the Company had $15.1 million and $3.9 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three months ended March 31, 2018 and 2017:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2018	2017
Leases in effect at the beginning of the year	$8,193	$3,155
Leases entered into during the year	1,748	3,648
	$9,941	$6,803

Future minimum lease payments from tenants under all non-cancelable leases in place as of March 31, 2018, including lease advances, when contractually due, but excluding, crop share and tenant reimbursement of expenses for the remainder of 2018 and each of the next four years and thereafter as of March 31, 2018 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2018 (remaining nine months)	$16,613
2019	27,488
2020	15,351
2021	3,741
2022	729
Thereafter	3,268
$67,190

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.1 million and $0.2 million were recognized for the three months ended March 31, 2018 and 2017, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2018, the Company had one significant tenant representing a tenant concentration as presented in the table below. If the Company’s significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.   The following table presents the amount of the rental income and percentage of the Company’s total rental income received from the Company’s significant tenant.

	Rental income recognized
	For the three months ended March 31,
($ in thousands)	2018		2017
Tenant A	$1,105	11.6%	$776	11.4%

(1)	Tenant A is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2018 and 2017 and the percentage of rental income recorded by the Company for the three months ended March 31, 2018 and 2017 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm (2)	2018	2017	2018	2017
Cornbelt	28.8%	31.6%	37.1%	46.3%
Delta and South	17.5%	18.3%	10.5%	9.7%
High Plains	19.3%	19.3%	8.3%	9.9%
Southeast	27.5%	26.5%	24.9%	17.2%
West Coast	6.9%	4.3%	19.2%	16.9%
	100.0%	100.0%	100.0%	100.0%

(1)

Due to regional disparities in the use of leases with crop share components and seasonal variations in the recognition of crop share revenue, regional comparisons by rental income are not fully representative of each region’s income producing capacity until a full year is taken into account.

(2)

Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, South Dakota and Texas. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company incurred costs of $0.04 million and $0.08 million, respectively, during the three months ended March 31, 2018 and 2017 from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

During the three months ended March 31, 2018, the Company completed 4 acquisitions that were accounted for as asset acquisitions in Nebraska, South Carolina and North Carolina.  Consideration totaled $26.8 million and consisted of cash.  No intangible assets were acquired through these acquisitions.

During the three months ended March 31, 2018, no acquisitions were accounted for as business combinations.

During the three months ended March 31, 2017, the Company completed 11 acquisitions that were accounted for as asset acquisitions in Illinois, South Carolina, Michigan, Georgia, Kansas, California and Colorado. Consideration totaled $98.6 million and was comprised of both cash and Common Units.  No intangible assets were acquired through these acquisitions.

During the three months ended March 31, 2017, the Company completed one acquisition, the AFCO Mergers, that was accounted for as a business combination. The accounting for the AFCO Mergers has been completed, and the following outlines the impact of the completion of the AFCO Mergers accounted for as a business combination as of March 31, 2017:

($ in thousands)
Land, at cost	$181,072
Irrigation improvements	26,155
Permanent plantings	48,513
Buildings	1,499
In-place leases (1)	1,139
Lease origination costs	264
Cash	3,832
Other	1,831
Inventory	99
Deferred revenue	(4,434)
Other liabilities	(13,826)
246,144
Mortgage notes and bonds payable, net	(75,000)
Total Consideration	$171,144

(1)	Weighted average amortization period of the in-place lease liability is 3 years.

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combination outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods. The unaudited following table sets forth pro forma information as if the real estate acquired in the business combination during the three months ended March 31, 2017 had been acquired as of January 1, 2017.

	For the three months ended
($ in thousands)	March 31,
Pro forma	2017	2016
Revenue	$7,150	$4,692
Pro forma estimate(1)	993	2,793
Total operating revenue	$8,143	$7,485

Net loss	$(2,001)	$(1,930)
Pro forma estimate	(367)	(1,032)
Total net loss	$(2,368)	$(2,962)

Net income available to common stockholders of Farmland Partners Inc.	$411	$4,966

Earnings per share basic and diluted
Income per basic share attributable to common stockholders	$0.02	$0.42
Income per diluted share attributable to common stockholders	$0.02	$0.42
Weighted-average number of common shares - basic	26,699	11,834
Weighted-average number of common shares - diluted	26,699	11,834

(1)

Represents a linear extrapolation of revenues over the three months ended March 31, 2017 and therefore does not take into account the irregularity of certain of the Company’s revenue components, such as crop share lease payments.

Prudential Termination Agreement

On February 18, 2017,  the Company entered into a Termination Agreement (the “Termination Agreement”) with Prudential Capital Mortgage Company (the “Prudential Sub-Advisor”) pursuant to which the Company and the Prudential Sub-Advisor agreed to terminate, effective as of March 31, 2017, the Amended and Restated Sub-Advisory Agreement (the “Sub-Advisory Agreement”), dated as of October 23, 2015, by and among American Farmland Company, American Farmland Advisors, American Farmland Company L.P. and Prudential, and certain related property management agreements (together with the Sub-Advisory Agreement, the “Prudential Agreements”).

The Termination Agreement provided that, as of March 31, 2017, Prudential no longer provides services to the Company under the Prudential Agreements. The Company paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of approximately $0.2 million. The statement of operations impact to the Company for the three months ended March 31, 2017 totaled $0.7 million, which is included in property operating expenses, with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the AFCO Mergers.

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects. The Company seeks to make loans that are collateralized by farm real estate and in principal amounts of $100,000 or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

As of March 31, 2018 and December 31, 2017, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	March 31, 2018	December 31, 2017	Date
Mortgage Note (1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	240	240	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,194	2,194	3/16/2022
Mortgage Note (6)	Principal & interest due at maturity	1,647	1,647	4/27/2018
Mortgage Note (3)	Principal & interest due at maturity	-	100	1/31/2018
Mortgage Note (4)	Principal due at maturity & interest paid in advance	-	669	2/15/2018
Mortgage Note (5)	Principal due at maturity & interest paid in advance	-	2,700	1/29/2018
Mortgage Note	Principal & interest due at maturity	5,250	-	8/19/2020
Total outstanding principal		11,131	9,350
Points paid, net of direct issuance costs		(1)	(6)
Interest receivable (net prepaid interest)		609	461
Provision for interest receivable		(91)	(45)
Total notes and interest receivable		$11,648	$9,760

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  On July 28, 2017, the Company notified the borrower of default under the Promissory Note.  The Company currently believes that collectability is reasonably assured as the fair value of the mortgaged farm is greater than the amount owed under the loan.

(2)

The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the second and fifth anniversary of the notes by the borrower.

(3)	The note was fully settled and outstanding amounts paid on the maturity date of January 1, 2018.
(4)	The note was fully settled and outstanding amounts paid on the maturity date of February 2, 2018.
(5)	The note was fully settled and outstanding amounts paid on the closing of an acquisition in North Carolina, which was completed on January 12, 2018.
(6)	On April 17, 2018, the Company amended the loan to extend the term of the loan through March 1, 2020 and increased the interest rate to 7.5% per annum.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of March 31, 2018 and December 31, 2017, the fair value of the notes receivable was $11.6 million and $9.4 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of March 31, 2018 and December 31, 2017, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			March 31,	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	Interest Rate Terms	2018	2018	2017	Date	2018
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$14,915	$14,915	April 2025	$21,787
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,313
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,939
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,786
MetLife Term Loan #1 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	90,000	90,000	March 2026	199,707
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	31,724
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	28,608
MetLife Term Loan #4 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	30,126
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	8,379	January 2027	13,259
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	27,158	February 2027	55,053
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	21,253	21,253	June 2027	43,783
MetLife Term Loan #8	Semi-annual interest only	4.12% adjusted every three years	4.12%	44,000	44,000	December 2042	110,042
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted monthly	4.44%	5,102	5,102	September 2023	10,208
Prudential	(3)	3.20%	3.20%	6,362	6,481	July 2019	11,652
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	3.39%	66,400	66,400	March 2028	207,157
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.84%	25,000	25,000	January 2022	46,052
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.84%	25,000	25,000	January 2022	49,058
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.84%	25,000	25,000	January 2022	52,866
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.84%	15,000	15,000	January 2022	28,167
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	2.84%	30,000	30,000	January 2022	75,243
Total outstanding principal				515,714	515,833		$1,121,530
Debt issuance costs				(1,740)	(1,762)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$513,974	$514,071

(1)

During the year ended December 31, 2017, the Company converted the interest rate on Metlife Term Loans 1 and 4 from variable to fixed rates for a term of three years. Once the term expires, the new rate will be determined based on the loan agreements.

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

On September 5, October 23, November 24 and December 15, 2017, the Company repaid $20.7 million, $5.5 million, $10.7 million and $44.3 million, respectively, in principal which was due and payable on those dates, and as a result these facilities have been fully repaid.

As of March 31, 2018 and December 31, 2017, the Operating Partnership had approximately $74.4 million and approximately $74.4 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at March 31, 2018.

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

MetLife Term Loans

On March 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “First MetLife Loan Agreement” and together with the Second MetLife Loan Agreement, the “MetLife Loan Agreements”) with Metropolitan Life Insurance Company (“MetLife”), which provides for a total of $127.0 million of term loans, comprised of (i) a $90.0 million term loan (“Term Loan 1”), (ii) a $16.0 million term loan (“Term Loan 2”) and (iii) a $21.0 million term loan (“Term Loan 3” and together with Term Loan 1 and Term Loan 2, the “Initial MetLife Term Loans” and together with Term Loan 4, Term Loan 5, Term Loan 6 and Term Loan 7 described below, the “MetLife Term Loans”). The proceeds of the Initial MetLife Term Loans were used to repay existing debt (including amounts outstanding under the Bridge Loan), to acquire additional properties and for general corporate purposes. Each Initial MetLife Term Loan is collateralized by first lien mortgages on certain of the Company’s properties.

On June 29, 2016, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Second MetLife Loan Agreement”) with MetLife, which provides for a loan of approximately $15.7 million to the Company with a maturity date of June 29, 2026 (“Term Loan 4”). Interest on Term Loan 4 is payable semi-annually and accrues at a floating rate that will be adjusted quarterly to a rate per annum equal to the greater of (a) the three-month LIBOR plus an initial floating rate spread of 1.750%, which may be adjusted by MetLife on each of September 29, December 29, March 29 and June 29 of each year or (b) 2.00% per annum. Effective March 29, 2017, the Company exercised its option to convert the interest rate on Term Loan 4 from a floating rate to an adjustable rate.  The new adjustable rate is 3.48%, which may be adjusted by MetLife on each of March 29, 2020 and March 29, 2023. Proceeds from Term Loan 4 were used to acquire additional properties and for general corporate purposes.

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

On January 12, 2017, five wholly owned subsidiaries of the Operating Partnership entered into a loan agreement (the “Fifth MetLife Loan Agreement”) with MetLife, which provides for a loan of approximately $8.4 million to the Company with a maturity date of January 12, 2027 (“Term Loan 5”). Interest on Term Loan 5 is payable semi-annually and accrues at a 3.26% per annum fixed rate, and it may be adjusted by MetLife on each of January 12, 2020, January 12, 2023 and January 12, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 5 were used to acquire additional properties and for general corporate purposes.

In connection with the Term Loan 5, on January 12, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 5 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Fifth MetLife Loan Agreement.

On February 14, 2017, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Sixth MetLife Loan Agreement”) with MetLife, which provides for a loan of approximately $27.2 million to the Company with a maturity date of February 14, 2027 (“Term Loan 6”). Interest on Term Loan 6 is payable semi-annually and accrues at a 3.21% per annum fixed rate, and it may be adjusted by MetLife on each of February 14, 2020, February 14, 2023 and February 14, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 6 were used to acquire additional properties.

In connection with the Term Loan 6, on February 14, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 6 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Sixth MetLife Loan Agreement.

On June 7, 2017, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Seventh MetLife Loan Agreement”) with MetLife, which provides for a loan of approximately $21.3 million to the Company with a maturity date of June 7, 2027 (“Term Loan 7”). Interest on Term Loan 7 is payable semi-annually and accrues at a 3.45% per annum fixed rate, and it may be adjusted by MetLife on each of June 7, 2020, June 7, 2023 and June 7, 2026 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 7 were used to acquire additional properties.

In connection with the Term Loan 7, on June 7, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 7 Guaranties” and together with the Initial MetLife Guaranties, the Term Loan 4 Guaranties, the Term Loan 5 Guaranties and the Term Loan 6 Guaranties, the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Seventh MetLife Loan Agreement.

On November 30, 2017, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Eighth MetLife Loan Agreement”) with MetLife, which provides for a loan of approximately $44.0 million to the Company with a maturity date of December 5, 2042 (“Term Loan 8”). Interest on Term Loan 8 is payable semi-annually and accrues at a 4.12% per annum fixed rate, and it may be adjusted by MetLife on each of December 5, 2027 and

December 5, 2037 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 8 were used to acquire additional properties.

In connection with the Term Loan 8, on December 5, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 8 Guaranties” and together with the Initial MetLife Guaranties, the Term Loan 4 Guaranties, the Term Loan 5 Guaranties, the Term Loan 6 Guaranties and the Term Loan 7 Guaranties, the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Eighth MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of March 31, 2018.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”), which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of March 31, 2018 and December 31, 2017, approximately $5.1 million had been drawn down under this facility.  Interest on Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019.

Prudential  Note

On December 21, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement with The Prudential Insurance Company of America (“Prudential”), which provides for a loan of approximately $6.6 million to the Company with a maturity date of July 1, 2019 (the “Prudential Note”).  Interest on the Prudential Note is payable in cash semi-annually and accrues at a fixed rate of 3.20% per annum. Proceeds from the Prudential Note were used for the acquisition of additional properties.

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

In connection with the completion of the AFCO Mergers, on February 3, 2017, AFCO OP, in its capacity as a wholly owned subsidiary of the Company and the Operating Partnership, and Rutledge entered into the Second Amendment (the “Rutledge Amendment”) to the Existing Rutledge Loan Agreements. Pursuant to the Rutledge Amendment, among other things, the maturity dates for each of the Existing Rutledge Loan Agreements were extended to January 1, 2022, and the aggregate loan value under the Existing Rutledge Loan Agreements may not exceed 50% of the appraised value of the collateralized properties. Certain AFCO properties acquired by the Company in the Mergers serve as collateral under the Existing Rutledge Loan Agreements.

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of March 31, 2018, $0 remains available under this facility.

As of March 31, 2018, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Rabobank Mortgage Note

On December 15, 2017, the Company, the Operating Partnership and five wholly owned subsidiaries of the operating partnership entered into a loan agreement (the “Rabobank Mortgage Note”) with Rabo Agrifinance LLS (“Rabo”), which provides for a loan of approximately $66.4 million to the Company with a maturity date of March 1, 2028. Interest on the Rabobank Mortgage Note is payable semi-annually and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the six-month LIBOR plus 1.70%, which is subject to adjustment on the first day of March 2020, 2022, 2024 and 2026. Principal is payable annually commencing on March 1, 2024, with all remaining principal and outstanding interest due at maturity. Proceeds from the Rabobank Mortgage Note were used for the retirement of debt under the Farmer Mac Bonds. The Company was in compliance with all covenants under the Rabobank Mortgage Note as of March 31, 2018.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the three months ended March 31, 2018,  $0.04 million in costs were incurred in conjunction with the Rabobank Mortgage Note. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.4 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively.

Aggregate Maturities

As of March 31, 2018, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2018 (remaining nine months)	$187
2019	6,518
2020	48,575
2021	274
2022	120,274
Thereafter	339,886
$515,714

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2018 and December 31, 2017, the fair value of the mortgage notes payable was $512.7 million and $512.8 million, respectively.

Note 8—Commitments and Contingencies

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016 and $10,366 in June 2017, with annual increases thereafter.  As of March 31, 2018, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2018 (remaining nine months)	$95
2019	74
2020	—
2021	—
2022	—
$169

A sale of 26 of the 38 farms and any of the three grain storage facilities (the “Contributed Properties”) formerly owned by FP Land LLC, a Delaware limited liability company (“FP Land”, which was merged with and into the Operating Partnership concurrently with the completion of the Company’s IPO, upon which time the Operating Partnership succeeded to the business and operations of FP Land, including FP Land’s 100% fee simple interest in the Contributed Properties), that would not provide continued tax deferral to Pittman Hough Farms is contractually restricted until the fifth (with respect to certain properties) or seventh (with respect to certain other properties) anniversary of the completion of the formation transactions, on April 16, 2014. Furthermore, if any such sale or defeasance is foreseeable, the Company is required to notify Pittman Hough Farms and to cooperate with it in considering strategies to defer or mitigate the recognition of gain under the Code by any of the equity interest holders of the recipient of the Common units.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of March 31, 2018 and December 31, 2017, the Company owned an 87.9% and  an 87.6% interest, respectively, in the Operating Partnership, and the remaining 12.1% and 12.4% interest, respectively, is included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the year ended December 31, 2017 and the quarter ended March 31, 2018 the Company converted 1,107,757,  and 157,393 respectively, of shares of common stock upon redemption of 1,107,757 and 157,393 respectively, of Common units that had been tendered for redemption. There were 4.6 million and 3.6 million outstanding  Common units eligible to be tendered for redemption as of March 31, 2018 and December 31, 2017, respectively.

If the Company gives the limited partners notice of its intention to make an extraordinary distribution of cash or property to its stockholders or effect a merger, a sale of all or substantially all of its assets or any other similar extraordinary transaction, each limited partner may exercise its right to tender its Common units for redemption, regardless of the length of time such limited partner has held its Common units.

Regardless of the rights described above, the Operating Partnership will not have an obligation to issue cash to a unitholder upon a redemption request if the Company elects to redeem Common units for shares of common stock. When a Common unit is redeemed, non-controlling interest in the Operating Partnership is reduced, and stockholders’ equity is increased.

The Operating Partnership intends to continue to make distributions on each Common unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the Common units held by the Company being utilized to pay dividends to the Company’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the three months ended March 31, 2018 and March 31, 2017.  During the three months ended March 31, 2018, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $0.3 million. During the three months ended March 31, 2017, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $3.3 million.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of March 31, 2018 and December 31, 2017 was $117.9 million and $120.5 million, respectively, including accrued distributions.

On or after March 2, 2026, the tenth anniversary of the closing of the Forsythe acquisition (the “Conversion Right Date”), holders of the Series A preferred units have the right to convert each Series A preferred unit into a number of Common units equal to (i) the $1,000 liquidation preference plus all accrued and unpaid distributions, divided by (ii) the volume-weighted average price per share of the Company’s common stock for the 20 trading days immediately preceding the applicable conversion date. All Common units received upon conversion may be immediately tendered for redemption for cash or, in the Company’s sole discretion, for shares of common stock on a one-for-one basis, subject to the terms and conditions set forth in the Partnership Agreement. Prior to the Conversion Right Date, the Series A preferred units may not be tendered for redemption by the Holder.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2018 and 2017:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2016	117	$119,915
Distribution paid to non-controlling interest	—	(2,915)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2017	117	$117,878

Balance at December 31, 2017	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2018	117	$117,878

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

After September 30, 2021, but prior to September 30, 2024, the Company, at its option, may redeem all, but not less than all, of the then-outstanding shares of Series B Participating Preferred Stock at any time, for cash or for shares of common stock at a price equal to the Final Liquidation Preference plus an amount equal to the product of:

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of March 31, 2018 and December 31, 2017 was $146.5 million and $144.2 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended March 31, 2018 and the year ended December 31, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2018	March 27, 2018	April 2, 2018	April 16, 2018	$0.1275

2017	November 8, 2017	January 2, 2018	January 16, 2018	$0.1275
	July 19, 2017	October 2, 2017	October 13, 2017	0.1275
	May 8, 2017	June 30, 2017	July 14, 2017	0.1275
	February 22, 2017	April 1, 2017	April 14, 2017	0.1275
				$0.5100

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $0.9 million in distributions payable as of March 31, 2018. The distributions are payable annually in arrears on January 15 of each year.

In connection with the Series B Participating Preferred Stock, the Company paid $2.3 million in distributions on April 2, 2018 to stockholders of record as of March 15, 2018. As long as shares of Series B Participating Preferred Stock are outstanding,  distributions on such shares are payable on the last day of March, June, September and December of each year to stockholders of record on the 15th day of such months.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to continue to fund repurchases under the program using cash on hand.  The Company repurchased 780,029 shares for $6.5 million at an average price of $8.36 per share during the three months ended March 31, 2018. The Company has approximately $8.5 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan, among other things, increased the aggregate number of shares of the Company’s common stock reserved for issuance from 615,070, which was available under the First Amended and Restated Farmland Partners Inc. Equity Incentive Plan (together with the Second Amended Plan, the “Plan”), to 1,265,851 (including the 529,195 shares of restricted common stock that have been issued under the Plan and 750,000 shares reserved for future issuance). As of March 31, 2018, there were 0.6 million of shares available for future grant under the Plan.

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

A summary of the nonvested shares as of March 31, 2018 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2017	277	$11.16
Granted	156	7.67
Vested	(101)	7.94
Forfeited	—	—
Unvested at March 31, 2018	332	$10.50

For the three months ended March 31, 2018 and 2017, the Company recognized $0.3 million and $0.4 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of March 31, 2018 and December 31, 2017, there were $2.9 million and $2.1 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.86 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2017, resulting in no change in fair value for the three months ended March 31, 2018.

At-the-Market Offering Program (the “ATM Program”)

On September 15, 2015, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $25 million. During the three months ended March 31, 2018 and 2017, the Company made no sales under the ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.0 million and $0.1 million in offering costs during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had $0.3 million and $0.3 million respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2018	2017
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$441	$(1,626)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(42)	(43)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,143)	(878)
Net loss attributable to common stockholders	$(2,744)	$(2,547)

Denominator:
Weighted-average number of common shares - basic	33,014	26,699
Conversion of preferred units(1)	—	—
Unvested restricted shares(1)	—	—
Redeemable non-controlling interest(1)	—	—
Weighted-average number of common shares - diluted	33,014	26,699

Loss per share attributable to common stockholders - basic	$(0.08)	$(0.10)

(1)	Anti-dilutive for the three months ended March 31, 2018 and 2017.

Unvested shares of the Company’s restricted common stock are, and until May 26, 2016, the Excess Units were, considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share. On May 25, 2016, the Company obtained stockholder approval allowing the Company to issue shares of common stock upon the redemption of the Excess Units, which allowed the Company to remove the Excess Units from the mezzanine section of the consolidated balance sheets. As such, as of March 31, 2018, the Company no longer has any Common units included as redeemable non-controlling interests outstanding in the mezzanine section of the consolidated balance sheets.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 4.7 million and 6.2 million for the three months ended March 31, 2018 and 2017, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2018 and 2017, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2018, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three months ended March 31, 2018 and 2017, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018	December 31, 2017
Shares	32,537	33,058
Common Units	4,582	4,739
Unvested Restricted Stock Awards	332	276
	37,451	38,073

Note 10—Subsequent Events

On April 1, 2018, the Company executed an interest rate swap with Rabobank. The interest rate swap fixes the interest on 50% of the total debt with Rabobank for 5 years. The fixed rate of the swap is 4.7025%.

On April 24, 2018, the Company entered into a contract to acquire a property in Illinois for cash. The acquisition is expected to close in the second quarter and is anticipated to be accounted for as an asset acquisition.

On May 1, 2018, the Company’s board of directors declared a distribution of $0.1275 per share of common stock and Common unit payable on July 16, 2018 to holders of record as of July 2, 2018.

On May 1, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on June 29, 2018 to stockholders of record as of June 15, 2018.

On May 3, 2018, the Company entered into a contract to sell approximately 75 acres of mostly timberland on a portion of a farm held by the Company in Illinois. The sale is expected to close before July 30, 2018.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our  consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities Exchange Commission (“SEC”) on March 2, 2018, which is accessible on the SEC’s website at www.sec.gov.  References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning our proposed acquisition of American Farmland Company, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 166,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 75% of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% of the acres in  our portfolio produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2018, we own a  87.9% interest in the Operating Partnership. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region:

Region (1)	Total Acres
Corn Belt	47,631
Delta and South	28,912
High Plains	31,919
Southeast	46,069
West Coast	11,586
166,117

(1)

Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, South Dakota and Texas. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS was formed to provide volume purchasing services to our tenants and also to operate a small-scale custom farming business. As of March 31, 2018, the TRS performs these custom farming operations on 625 acres of farmland located in Florida.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of the leases that are in place as of the date of this Quarterly Report have fixed annual rental payments. Some of our leases have variable rents based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents will help insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants while making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of 100% of the annual rent, leases for which the rent is based on a percentage of a tenant’s farming revenues and leases with terms greater than one year.

In addition, an increasing number of our leases provide for crop share lease payments, through which we only recognize revenue to the amount of the crop insurance minimum. The excess cannot be recognized as revenue until the tenant enters into a contract to sell their crop. Generally, we expect tenants to enter into contracts to sell their crop following the harvest of the crop.

Recent Developments

Completed Acquisitions

       During the three months ended March 31, 2018, we completed four asset acquisitions. Consideration totaled $26.8 million and consisted of cash. No intangible assets were acquired through these acquisitions.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many crops experienced significant declines in 2014 and 2015 and many crops have still not recovered to their pre-2014 prices, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time.

Demand

We expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for most crops will continue to grow to keep pace with global population growth, which we anticipate will lead to either higher prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. According to the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050, a 43% increase from 2005-2007 levels and more than two times the 446 million tons of grain produced in the United States in 2014.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long term, could impact our rental revenues and our results of operations. However, the success of our business strategy is not dependent on growth in demand for biofuels, and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary crops over the long term.

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

Conditions in Our Existing Markets

Our portfolio spans numerous farmland markets and crop types, which provides us broad diversification across conditions in these markets. Across all regions, farmland acquisitions continue to be dominated by buyers who are existing farm owners and operators; institutional and investor acquirors remain a small fraction of the industry. We generally see firm demand for high quality properties across all regions and crop types, with farmland prices reflecting fundamental asset scarcity in the face of increasing global food demand more than fluctuations in commodity prices.

With regard to leasing dynamics, we believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when they become available in order to allocate their fixed costs over additional acres. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geographic area, even when the farmer anticipates lower current returns or short-term losses.

In our primary row crop farmland, we see flat to modestly higher rent rates in connection with 2018 lease renewals. This is consistent with, on the one hand, headwinds in primary crop markets and, on the other, tenant demand for leasing high quality farmland. Due to the short-term nature of most of our primary crop leases, we believe that a recovery of crop prices and farm profitability will be reflected relatively rapidly in our revenues via increases in rent rates. Across specialty crops, operator profitability generally remains healthy. Participating lease structures are common in many specialty crops, and base lease rates are consistent with or slightly higher than those in 2017.

Lease Expirations

Farm leases are generally short-term in nature.  As of March 31, 2018, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents
2018 (remaining nine months)	35,146	21.3%	$7,119	21.5%
2019	56,930	34.5%	10,889	32.9%
2020	47,715	28.9%	11,446	34.6%
2021	14,888	9.0%	2,916	8.8%
2022	4,069	2.5%	392	1.2%
2023 and beyond	6,372	3.9%	341	1.0%
	165,120	100.0%	$33,103	100.0%

As of March 31, 2018, we had approximately 48,000 acres for which lease payments are based on a percentage of farming revenues and 625 acres that are leased to our TRS.  Acres leased to our TRS are not included in the table above.

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

We incur costs associated with running a public company, including, among others, costs associated with employing our personnel and compliance costs. We incur costs associated with due diligence and acquisitions, including, among others, travel expenses, consulting fees and legal and accounting fees. We also incur costs associated with managing our farmland. The management of our farmland, generally, is not labor or capital intensive because farmland generally has minimal physical structures that require routine inspection and maintenance, and our leases, generally, are structured to require the tenant to pay many of the costs associated with the property. Furthermore, we believe that our platform is scalable, and we do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time.

Crop Prices

We believe short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for a fixed cash rental rate, a common approach in agricultural markets, especially with respect to row crops, for several reasons.  This approach recognizes that the value of leased land to a tenant is more closely linked to the total revenue produced on the property, which is driven by crop yield and crop price. This approach simplifies the administrative requirements for the landlord and the tenant significantly. This approach supports the tenant’s desire to maintain access to its leased farms, which are in short supply, a concept expanded upon below, by providing the landlord consistent rents. Crop price exposure is also limited because tenants benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a bonus component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies.

We believe quality farmland in the United States has a near-zero vacancy rate as a result of supply and demand fundamentals. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when they become available in order to allocate their fixed costs over additional acres. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geography, even when the farmer anticipates lower current returns or short-term losses.

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide create a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts or civil unrest. Prices for many primary crops, particularly corn, experienced meaningful declines in 2014 and 2015 and have still not recovered to their pre-2014 prices. We do not believe such declines represent a trend over the long term. Rather, we believe those declines represented a combination of correction to historical norms (adjusted for inflation) and high yields due to favorable weather patterns. We expect that continued long-term growth trends in global population and GDP per capita will result in increased revenue per acre for primary crops over time. We expect pricing across specialty crops to generally remain firm relative to 2017 as U.S. and global consumer demand remain strong and supply is broadly balanced to demand. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

Interest Rates

We expect that future increases in interest rates will impact our overall operating performance by, among other things, increasing our borrowing costs. While we may seek to manage our exposure to future increases in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (which is defined as nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

Critical Accounting Policies and Estimates

Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

	For the three months ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,941	$6,803	$3,138	46%
Tenant reimbursements	768	104	664	638%
Crop sales	79	175	(96)	(55)%
Other revenue	419	68	351	516%
Total operating revenues	11,207	7,150	4,057	57%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,130	1,487	643	43%
Property operating expenses	1,697	1,803	(106)	(6)%
Acquisition and due diligence costs	131	515	(384)	(75)%
General and administrative expenses	1,964	2,081	(117)	(6)%
Legal and accounting	463	399	64	16%
Other operating expenses	1	157	(156)	(99)%
Total operating expenses	6,386	6,442	(56)	(1)%
OPERATING INCOME	4,821	708	4,113	581%

OTHER (INCOME) EXPENSE:
Other income	(81)	(3)	(78)	2,600%
Loss (gain) on disposition of assets	8	(3)	11	(367)%
Interest expense	4,391	2,715	1,676	62%
Total other expense	4,318	2,709	1,609	59%

Net income (loss) before income tax expense	503	(2,001)	2,504	125%

Income tax expense	—	—	—	NM

NET INCOME (LOSS)	$503	$(2,001)	$2,504	125%

NM=Not Meaningful

Our rental income for the quarter ended March 31, 2018 was impacted by the three acquisitions completed in the last three quarters of 2017 and the four acquisitions completed in the first quarter of 2018. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the quarter ended March 31, 2018 includes 109,270 acres, which represents 66% of our current portfolio on an acreage basis.

On a same-property basis total rental income increased $0.6 million, or 15.0%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected in the fourth quarter.

Total rental income increased $3.1 million, or 46%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, resulting from the completion of seven acquisitions after March 31, 2017.  For the three months ended March 31, 2018, the average annual cash rent for the entire portfolio increased from $199 per acre for the three months ended March 31, 2017 to $211 per acre for the three months ended March 31, 2018.

Revenues recognized from tenant reimbursement of property taxes increased 638%. This increase is the result of an increased number of leases requiring reimbursement of property taxes to the Company by the tenant.

Other revenues totaled $0.4 million during the three months ended March 31, 2018 as compared to $0.1 million in the comparative three-month period ended March 31, 2017. The $0.4 million recognized in the three months ended March 31, 2018 consisted of $0.3 million earned on interest and amortization of net loan fees from notes receivable and $0.1 million in relation to income recognized on the Company’s purchasing program compared to $0.1 million and $0.0 million, respectively, recognized in the three months ended March 31, 2017. Mortgage notes receivable under the FPI Loan Program totaled $11.6 million as of March 31, 2018 compared to $4.2 million as of March 31, 2017.

Depreciation, depletion and amortization expense increased $0.6 million, or 43%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of acquiring approximately $0.3 million in depreciable assets in the first quarter of 2018 and an additional $2.7 million in depreciable assets during the last three quarters of 2017. This change was primarily driven by an increased investment in permanent crops through the AFCO Mergers and the timing of the completion of this acquisition, which occurred on February 2, 2017. Additionally, approximately $13.9 million was invested in property improvements during the last three quarters of 2017 along with $1.3 million in property improvements during the first quarter of 2018.

Property operating expenses decreased $0.1 million, or 6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017,  which was related to the reduction in the Company’s property taxes accrual rate that was revised based on invoices incurred.

Acquisition and due diligence costs totaled $0.1 million for the three months ended March 31, 2018 as compared to $0.5 million recognized in the same period of the prior year. Prior year expenses largely related to cost associated with the acquisition of AFCO.  The acquisition and due diligence costs recognized in the three months ended March 31, 2018 primarily consisted of expenses for potential acquisitions that are not being pursued further.

General and administrative expenses declined by $0.1 million, or 6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  This is consistent with our expectations that the Company can continue to grow and add existing farms to the Company’s portfolio without adding additional general and administrative costs.

Legal and accounting expenses increased $0.1 million, or 16%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017,  which was primarily a result of the change in audit firms offset by one time transition fees incurred for our previous audit firm.

Other income increased $0.1 million, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017,  which was primarily due to higher interest income on bank accounts.

Interest expense increased $1.7 million, or 62%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase is the result of an increase in our outstanding borrowings from $437.8 million as of March 31, 2017 to $515.7 million as of March 31, 2018 and increased interest rates. The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties as well as the debt assumed in the AFCO Mergers.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to Common unitholders and other general business needs.

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

On August 17, 2017, we completed an underwritten public offering of 6,037,500 shares of Series B Participating Preferred Stock, which generated net proceeds of approximately $144.5 million. We used $66.0 million of the net proceeds from the offering to partially fund our acquisition of three nut tree ranches in California comprised of approximately 5,100 acres.  We also used part of the proceeds to make initial debt repayments for maturing bonds under the Farmer Mac Facility. We used cash from the Rabo Mortgage Note (as defined below) to replace cash used from the Series B Participating Preferred Stock offering initially used to make bond repayments. We intend to use the remaining net proceeds for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25.0 million. Through March 31, 2018, the Company has generated $11.1 million in net cash proceeds under the ATM Program,  which is intended to provide cost-effective financing alternatives in the capital markets. We intend to use future net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland, make other investments and certain long-term capital expenditures, make principal and interest payments on outstanding borrowings and make distributions necessary to qualify for taxation as a REIT. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including issuances of Common units), net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings.

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

Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” included in the financial statements section of this Annual Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$15,076	$(2,611)
Net cash used in investing activities	$(33,839)	$(84,621)
Net cash (used in) provided by financing activities	$(15,107)	$46,429

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

As of March 31, 2018, we had $19.7 million of cash compared to $6.4 million at March 31, 2017.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $17.7 million primarily as a result of the following:

•	Receipt of $18.2 million in cash rents for the three months ended March 31, 2018, as compared to receiving $17.1 million in cash rents in the three months ended March 31, 2017;
•	An increase of $1.7 million in cash paid for interest as compared to the three months ended March 31, 2017;
•	An increase of $3.6 million in receipts related to crop share as compared to the three months ended March 31, 2017;
•	An increase of $0.3 million in receipts related to tenant reimbursements compared to the three months ended March 31, 2017;
•	A $12.1 million reduction in cash payments made in relation to settling an assumed obligation as part of the AFCO Mergers; and
•	A decrease of approximately $2.3 million in cash paid for other operating expenses as compared to the three months ended March 31, 2017.

Cash Flows from Investing Activities

Net cash used for investing activities decreased $50.8 million primarily as a result of the following:

•

Completing four acquisitions during the three months ended March 31, 2018 for aggregate cash consideration of $26.8 million, as compared to $79.2 million in aggregate cash consideration for 11 acquisitions and the AFCO Mergers during the three months ended March 31, 2017;

•	An increase of $1.4 million in investments in real estate improvements as compared to the three months ended March 31, 2017;
•	A $2.8 million increase in principal repayments on notes receivable received by the Company as compared to the three months ended March 31, 2017; and
•	A $3.0 million increase in notes receivable issued by the Company as compared to the three months ended March 31, 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $61.5 million primarily as a result of the following:

•	Borrowings from mortgage notes payable decreased $52.9 million as compared to the borrowings during the three months ended March 31, 2017;
•	Debt payments increased $0.1 million as compared to the three months ended March 31, 2017;
•	A $6.5 million increase in common stock repurchased as compared to the three months ended March 31, 2017;

•	A $0.6 million increase in dividends paid on Series A preferred units as compared to the three months ended March 31, 2017;
•	Increase of $2.0 million in dividends paid on common stock as compared to the three months ended March 31, 2017;
•	A decrease in distributions of $0.1 million to non-controlling interests as compared to the three months ended March 31, 2017; and
•	A $0.5 million increase in the payments associated with debt issuance costs as compared to the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

We do not, however, believe that FFO is the only measure of the sustainability of our operating performance.  Changes in GAAP accounting and reporting rules that were put in effect after the establishment of Nareit’s definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance.  Therefore, in addition to FFO, we present AFFO and AFFO per share, fully diluted, both of which are non-GAAP measures.  Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.  AFFO is not intended to represent cash flow or liquidity for the period and is only intended to provide an additional measure of our operating performance.  Even AFFO, however, does not properly capture the timing of cash receipts, especially in connection with full-year rent payments under lease agreements entered into in connection with newly acquired farms.  Management considers AFFO per share, fully diluted to be a supplemental metric to GAAP earnings per share.  AFFO per share, fully diluted provides additional insight into how our operating performance could be allocated to potential shares outstanding at a specific point in time.  Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs.  However, other REITs may use different methodologies for calculating AFFO and AFFO per share, fully diluted, and, accordingly, our AFFO and AFFO per share, fully diluted may not always be comparable to AFFO and AFFO per share amounts calculated by other REITs.  AFFO and AFFO per share, fully diluted should not be considered as an alternative to net income (loss) or earnings per share (determined in accordance with GAAP) as an indication of financial performance or as an alternative to net income (loss) earnings per share (determined in accordance with GAAP) as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.1 million and $1.3 million for the periods ended March 31, 2018 and 2017, respectively. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.0 million and $0.1 million for the period ended March 31, 2018 and 2017, respectively.  Also included in real estate related acquisition and due diligence costs for the period ended March 31, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $0.2 million termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improve comparability of our results over each reporting period and of our Company with other real estate operators.

•

Stock based compensation.  Stock based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations.  We believe that excluding these costs from AFFO improves comparability of our results over each reporting period and of our Company with other real estate operators.

•

Distributions on Series A preferred units.  Dividends on Series A preferred units, which are convertible into Common units on or after March 2, 2026, have a fixed and certain impact on our cash flow, and thus they are subtracted from FFO.  We believe this improves comparability of our Company with other real estate operators.

•

Dividends on Series B Participating Preferred Stock.  Dividends on Series B Participating Preferred Stock, which may be redeemed for cash or converted into shares of common stock on or after September 30, 2021, have a fixed and certain impact on our cash flow, and thus they are subtracted from FFO.  We believe this improves comparability of our Company with other real estate operators.

•

Common shares fully diluted.  In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes shares of common stock, Common units, redeemable Common units and unvested restricted stock outstanding at the end of the period on a share equivalent basis because all shares are participating securities and thus share in the performance of the Company.  The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities; thus, they don’t share in the performance of the Company, and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2018	2017
Net income (loss)	$503	$(2,001)
Depreciation, depletion and amortization	2,130	1,487
FFO	2,633	(514)

Stock based compensation	331	428
Indirect equity offering costs	—	—
Real estate related acquisition and due diligence costs	131	1,327
Distributions on Preferred units	(3,142)	(878)
AFFO	$(47)	$363

AFFO per diluted weighted average share data:

AFFO weighted average common shares	38,004	33,197

Net loss per share available to common stockholders	$(0.08)	$(0.10)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.10	0.05
Depreciation and depletion	0.06	0.04
Stock based compensation	0.01	0.01
Indirect equity offering costs	—	—
Real estate related acquisition and due diligence costs	0.00	0.04
Distributions on Preferred units	(0.08)	(0.03)
AFFO per diluted weighted average share	$0.00	$0.01

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2018	2017
Basic weighted average shares outstanding	33,014	26,699
Weighted average OP units on an as-if converted basis	4,694	6,156
Weighted average unvested restricted stock	296	342
AFFO weighted average common shares	38,004	33,197

EBITDAre

The Company calculates Earnings Before Interest Taxes Depreciation and Amortization for real estate (“EBITDAre”) in accordance with the standards established by NAREIT in its September 2017 White Paper. NAREIT defines EBITDAre as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity’s pro rata share of EBITDAre of unconsolidated affiliates. EBITDAre is a key financial measure used to evaluate the Company’s operating performance but should not be construed as an alternative to operating income, cash flows from operating activities or net income, in each case as determined in accordance with GAAP.  The Company believes that EBITDAre is a useful performance measure commonly reported and will be widely used by analysts and investors in the Company’s industry. However, while EBITDAre is a performance measure widely used across the Company’s industry, the Company does not believe that it correctly captures the Company’s business operating performance because it includes non-cash expenses and recurring adjustments that are necessary to better understand the Company’s business operating performance.  Therefore, in addition to EBITDAre, management uses Adjusted EBITDAre, a non-GAAP measure.

We further adjust EBITDAre for certain additional items such as stock based compensation, indirect offering costs, real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments, see AFFO adjustments discussed above) that we consider necessary to understand our operating performance.  We believe that Adjusted EBITDAre provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

EBITDAre and Adjusted EBITDAre have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDAre and Adjusted EBITDAre do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	EBITDAre and Adjusted EBITDAre do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDAre and Adjusted EBITDAre do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDAre and Adjusted EBITDAre do not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate EBITDAre and Adjusted EBITDAre differently than we do, limiting the usefulness as a comparative measure.

Because of these limitations, EBITDAre and Adjusted EBITDAre should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results of operations and using EBITDAre and Adjusted EBITDAre only as a supplemental measure of our performance.

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended
	March 31,
(in thousands)	2018	2017
Net loss	$503	$(2,001)
Interest expense	4,391	2,715
Income tax expense	—	—
Depreciation, depletion and amortization	2,130	1,487
Loss on disposal of assets	8	(3)
EBITDAre	$7,032	$2,198

Stock based compensation	331	428
Indirect equity offering costs	—	—
Real estate related acquisition and due diligence costs	131	1,327
Adjusted EBITDAre	$7,494	$3,953

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

Seasonality

Because the leases for many of the properties in our portfolio require significant payments in advance of the spring planting season (for row crops), we receive a significant portion of our cash rental payments in the first calendar quarter of each year, although we recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

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

At March 31, 2018,  $191.5 million, or 37%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $2.4 million per year. At March 31, 2018, LIBOR was approximately 168 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $2.4 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

The nature of our business exposes our properties, us and the Operating Partnership to the risk of claims and litigation in the normal course of business. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, are not expected to have a material adverse affect on our financial position, results of operations or liquidity.

Item 1A.Risk Factors.

As of March 31, 2018, there have been no material changes from the risk factors previously disclosed in response to “Part I - Item 1A. “Risk Factors”” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 2, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

      None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on its balance sheet. Our repurchase activity for the three months ended March 31, 2018 under the share repurchase program is presented in the following table.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2018 - January 31, 2018	—	$—	—	$15,000,000
February 1, 2018 - February 28, 2018	—	—	—	15,000,000
March 1, 2018 - March 31, 2018	780,029	8.36	—	8,482,606
Total	780,029	$8.36	—	$8,482,606

As of the date of this report, the Company has repuchased 1,902,626 shares for $16.5 million at a weighted average price of $8.69 per share.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The exhibits on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 5, 2018).

10.2

Employment Agreement, dated March 9, 2018, by and between Farmland Partners Inc. and Paul A. Pittman (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2018).

10.3

Employment Agreement, dated March 9, 2018, by and between Farmland Partners Inc. and Luca Fabbri (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2018).

10.4

Employment Agreement, dated March 9, 2018, by and between Farmland Partners Inc. and Erica Borenstein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 13, 2018).

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

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: May 10, 2018	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)