Form 10-Q
period 2018-06-30
Farmland Partners Inc.
filed 2018-08-09
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 7, 2018,  32,867,817 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2018

Farmland Partners Inc.

Consolidated Balance Sheets

As of June 30, 2018 (Unaudited) and December 31, 2017

(in thousands except par value and share data)

	June 30,	December 31,
	2018	2017
ASSETS
Land, at cost	$974,264	$947,899
Grain facilities	11,533	11,463
Groundwater	11,473	12,107
Irrigation improvements	52,372	51,678
Drainage improvements	11,981	9,964
Permanent plantings	52,955	52,870
Other	8,247	8,245
Construction in progress	13,189	8,137
Real estate, at cost	1,136,014	1,102,363
Less accumulated depreciation	(14,217)	(10,285)
Total real estate, net	1,121,797	1,092,078
Deposits	84	239
Cash	26,414	53,536
Notes and interest receivable, net	12,469	9,760
Deferred offering costs	430	292
Deferred financing fees, net	305	348
Accounts receivable, net	3,986	6,650
Inventory	420	126
Prepaid and other assets	2,185	3,057
TOTAL ASSETS	$1,168,090	$1,166,086

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$533,799	$514,071
Dividends payable	4,767	4,847
Derivative liability	495	—
Accrued interest	4,158	3,193
Accrued property taxes	1,907	1,584
Deferred revenue	7,905	3,907
Accrued expenses	1,762	2,800
Total liabilities	554,793	530,402

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 6,037,500 shares issued and outstanding at June 30, 2018, and December 31, 2017	144,223	144,223
Redeemable non-controlling interest in operating partnership, Series A preferred units	118,755	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,867,817 shares issued and outstanding at June 30, 2018, and 33,334,849 shares issued and outstanding at December 31, 2017	323	329
Additional paid in capital	346,600	350,147
Retained earnings	178	5,161
Cumulative dividends	(39,580)	(31,199)
Other comprehensive income	(495)	—
Non-controlling interests in operating partnership	43,293	46,513
Total equity	350,319	370,951

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,168,090	$1,166,086

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Rental income	$10,057	$10,471	$19,998	$17,274
Tenant reimbursements	774	652	1,542	756
Crop sales	331	175	410	437
Other revenue	257	162	677	142
Total operating revenues	11,419	11,460	22,627	18,609

OPERATING EXPENSES
Depreciation, depletion and amortization	2,126	2,056	4,256	3,544
Property operating expenses	2,109	1,196	3,797	2,999
Acquisition and due diligence costs	—	183	141	698
General and administrative expenses	1,701	2,052	3,665	4,133
Legal and accounting	284	302	747	701
Other operating expenses	11	120	11	276
Total operating expenses	6,231	5,909	12,617	12,351
OPERATING INCOME	5,188	5,551	10,010	6,258

OTHER (INCOME) EXPENSE:
Other income	(90)	(16)	(171)	(22)
(Gain) loss on disposition of assets	(143)	92	(135)	92
Interest expense	4,440	3,454	8,832	6,169
Total other expense	4,207	3,530	8,526	6,239

Net income before income tax expense	981	2,021	1,484	19

Income tax expense	—	—	—	—

NET INCOME	981	2,021	1,484	19

Net (income) loss attributable to non-controlling interests in operating partnership	(121)	(334)	(183)	41

Net income attributable to the Company	860	1,687	1,301	60

Nonforfeitable distributions allocated to unvested restricted shares	(41)	(37)	(83)	(80)
Distributions on redeemable non-controlling interests in operating partnership, Series A preferred units and dividends on Series B Participating Preferred Stock	(3,142)	(878)	(6,283)	(1,755)

Net (loss) income available to common stockholders of Farmland Partners Inc.	$(2,323)	$772	$(5,065)	$(1,775)

Basic and diluted per common share data:
Basic net (loss) income available to common stockholders	$(0.07)	$0.02	$(0.15)	$(0.06)
Diluted net (loss) income available to common stockholders	$(0.07)	$0.02	$(0.15)	$(0.06)
Basic weighted average common shares outstanding	32,542	32,457	32,777	29,594
Diluted weighted average common shares outstanding	32,542	32,457	32,777	29,594
Dividends declared per common share	$0.1275	$0.1275	$0.2550	$0.2550

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity

For the six months ended June 30, 2018 and 2017

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional			Interests in	Other
			Paid in	Retained	Cumulative	Operating	Comprehensive	Total
	Shares	Par Value	Capital	Earnings	Dividends	Partnership	Income	Equity
Balance at December 31, 2016	17,351	$172	$172,100	$4,103	$(14,473)	$53,692	$—	$215,594

Net loss	—	—	—	60	—	(41)	—	19
Issuance of stock under the at-the-market offering, net of costs of $60	—	—	(104)	—	—	—	—	(104)
Grant of unvested restricted stock	206	—	—	—	—	—	—	—
Stock based compensation	—	—	788	—	—	—	—	788
Dividends and distributions accrued or paid	—	—	—	(1,755)	(8,323)	(1,666)	—	(11,744)
Issuance of stock as partial consideration for business combination	14,815	148	168,835	—	—	—	—	168,983
Issuance of Common units as partial consideration for business combination	—	—	—	—	—	2,493	—	2,493
Issuance of Common units as partial consideration for asset acquisition	—	—	—	—	—	10,033	—	10,033
Conversion of Common units to shares of common stock	457	4	4,491	—	—	(4,495)	—	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(3,219)	—	—	3,219	—	—
Balance at June 30, 2017	32,829	$324	$342,891	$2,408	$(22,796)	$63,235	-	$386,062

Balance at December 31, 2017	33,334	329	350,147	5,161	(31,199)	46,513	—	370,951

Net income	—	—	—	1,301	—	183	—	1,484
Grant of unvested restricted stock	160	—	—	—	—	—	—	—
Stock based compensation	—	—	730	—	—	—	—	730
Dividends and distributions accrued or paid	—	—	—	(6,284)	(8,381)	(1,168)	—	(15,833)
Repurchase and cancellation of shares	(780)	(8)	(6,510)	—	—	—	—	(6,518)
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Derivative liability	—	—	—	—	—	—	(495)	(495)
Conversion of Common units to shares of common stock	157	2	1,543	—	—	(1,545)	—	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	690	—	—	(690)	—	—
Balance at June 30, 2018	32,868	$323	$346,600	$178	$(39,580)	$43,293	$(495)	$350,319

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,484	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,256	3,544
Amortization of deferred financing fees and discounts/premiums on debt	221	103
Amortization of net origination fees related to notes receivable	(5)	(5)
Stock based compensation	729	788
(Gain) loss on disposition of assets	(135)	92
Bad debt expense	556	206
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,108	1,579
(Increase) in interest receivable	(60)	(10)
Decrease (increase) in other assets	665	(492)
(Increase) decrease in inventory	(295)	306
Increase in accrued interest	966	1,541
(Decrease) in accrued expenses	(135)	(14,256)
Increase in deferred revenue	3,428	4,508
Increase in accrued property taxes	320	367
Net cash provided by (used in) operating activities	14,103	(1,710)
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(26,820)	(91,675)
Real estate and other improvements	(8,970)	(11,270)
Principal receipts on notes receivable	3,469	—
Casualty loss insurance recovery	(2)	—
Issuance of note receivable	(6,113)	(3,101)
Proceeds from the sale of property	2,000	—
Net cash used in investing activities	(36,436)	(106,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	21,000	101,790
Repayments on mortgage notes payable	(1,218)	—
Common stock repurchased	(6,517)	—
Payment of offering costs	(152)	(274)
Payment of debt issuance costs	(235)	(659)
Dividends on common stock	(8,381)	(6,350)
Dividends on Series A preferred units	(3,510)	(2,915)
Dividends on Series B participating preferred stock	(4,528)	—
Distributions to non-controlling interests in operating partnership, common	(1,248)	(1,580)
Net cash (used in) provided by financing activities	(4,789)	90,012

NET DECREASE IN CASH	(27,122)	(17,744)
CASH, BEGINNING OF PERIOD	53,536	47,166
CASH, END OF PERIOD	$26,414	$29,422
Cash paid during period for interest	$7,761	$4,712
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$4,191	$4,186
Distributions payable, Common units	$584	$812
Distibutions payable, Series A preferred units	$1,755	$1,755
Distibutions payable, Series B participating preferred stock	$—	$—
Additions to real estate improvements included in accrued expenses	$626	$1,286
Financing fees included in accrued expenses	$—	$104
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interest in operating partnership in conjunction with acquisitions	$—	$181,510
Deferred offering costs amortized through equity in the period	$—	$104
Real estate acquisition costs included in accrued expenses	$—	$1
Property tax liability assumed in acquisitions	$5	$—
Offering costs included in accrued expenses	$—	$31

See accompanying notes.

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of June 30, 2018, the Company owned a portfolio of approximately 165,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2018, the Company owned an 87.9% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of June 30, 2018, the TRS performs these custom farming operations on 625 acres of farmland owned by the Company located in Florida.

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

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended June 30, 2018 and 2017 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three and six months ended June 30, 2018 and 2017 is unaudited.  The accompanying financial statements for the three and six months ended June 30, 2018 and 2017 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2018.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of actual operating results for the entire year ending December 31, 2018.

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

As of June 30, 2018 and December 31, 2017, the Company had $1.4 million and $1.4 million, respectively, recorded for tenant relationship intangibles, net of accumulated amortization of $0.8 million and $0.6 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and six months ended June 30, 2018, the company did not expense any costs in relation to business combinations.

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

Real Estate Sales

We recognize gains from the sales of real estate assets, generally at the time the title is transferred, consideration is received and we no longer have substantial continuing involvement with the real estate sold.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of our customers’ financial condition. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. As of June 30, 2018 and December 31, 2017, we have an allowance of $0.8 million and $0.5 million, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crop was $0.0 million and $0.0 million, and $0.2 million and $0.2 million,  respectively, for the three and six months ended June 30, 2018 and 2017.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or market.

As of June 30, 2018 and December 31, 2017 inventory consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Harvested crop	$125	$126
Growing crop	142	—
General inventory	153	—
	$420	$126

Hedge Accounting

ASC 815 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of operations during the period.

The Company uses derivative instruments to manage certain interest rate risks. More specifically, interest rate swaps are entered into to manage the risk associated with the Company’s floating-rate borrowings when such risk management is deemed appropriate by the Company’s management and a fixed interest rate is not available or not economical, or when it is contractually required by a lender. In accordance with ASC 815, the Company designates interest rate swaps as cash flow hedges of said floating-rate borrowings.

The Company entered into an interest rate swap effective April 1, 2018 and chose to early adopt ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities effective on that date. As a result of the adoption of ASU 2017-12 the entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

The Company has entered into an interest rate swap agreement to manage interest rate risk exposure. An interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next five years on 50% of the currently outstanding amount to Rabobank, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

As of June 30, 2018, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

New or Revised Accounting Standards

Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The Company completed its assessment of the impact of this guidance and determined that the primary impact relates to reporting crop sales revenue separately from other revenue the Company records in relation to interest income received from the Company’s loan program on the Consolidated Statements of Operations. There was no cumulative effect to retained earnings upon adoption. The majority of the Company’s contracts with customers relate to leases that fall within the scope of ASC 840 and ASU No. 2016-02, Leases: (Topic 842) (“ASU 2016-02”).

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 is intended to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 with early application permitted in any interim period after the issuance of the updated guidance. The Company entered into an interest rate swap effective April 1, 2018 and as such chose to early adopt the new guidance effective April 1, 2018. The impact on the Company is set out in the accounting policies above and in “Note 10 – Hedge Accounting.”

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

(i)

For leases in which the Company is the lessee, the Company does not expect the guidance to have a material impact as there are only two operating leases for office space and for subleased property in Nebraska. Once of these leases has terms less than 12 months, and the Company will elect not to apply the recognition requirements of ASU 2016-02. The Company will record a right-of-use asset and a lease liability for the second lease that has a term greater than 12 months, but the Company does not expect it to have a significant impact on the consolidated financial statements;

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

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Contingent rent recognized for the three and six months ended June 30, 2018 and 2017 totaled $0.6 million and $1.2 million, and $1.4 million and $2.0 million, respectively.

Most of our farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of June 30, 2018 have terms ranging from one to 25 years. Payments received in advance are included in deferred revenue until they are earned. As of June 30, 2018 and December 31, 2017, the Company had $7.9 million and $3.9 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three months ended June 30, 2018 and 2017:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Leases in effect at the beginning of the year	$5,487	$2,958	$13,680	$6,160
Leases entered into during the year	4,570	7,513	6,318	11,114
	$10,057	$10,471	$19,998	$17,274

Future minimum lease payments from tenants under all non-cancelable leases in place as of June 30, 2018, including lease advances, when contractually due, but excluding, crop share and tenant reimbursement of expenses for the remainder of 2018 and each of the next four years and thereafter as of June 30, 2018 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2018 (remaining six months)	$13,035
2019	27,633
2020	15,938
2021	3,952
2022	916
Thereafter	3,268
$64,742

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.3 million and $0.4 million, and $0.2 million and $0.4 million were recognized for the three and six months ended June 30, 2018 and 2017, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three and six months ended June 30, 2018, the Company had one significant tenant representing a tenant concentration as presented in the table below. If the Company’s significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term. The following table presents the amount of the rental income and percentage of the Company’s total rental income received from the Company’s significant tenant.

	Rental income recognized				Rental income recognized
	For the three months ended June 30,				For the six months ended June 30,
($ in thousands)	2018		2017		2018		2017
Tenant A	$1,111	11.0%	$1,201	11.3%	$2,215	11.1%	$1,978	11.5%

(1)	Tenant A is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June 30, 2018 and 2017 and the percentage of rental income recorded by the Company for the three and six months ended June 30, 2018 and 2017 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the six months ended
	As of June 30,		June 30,		June 30,
Location of Farm (2)	2018	2017	2018	2017	2018	2017
Cornbelt	28.7%	30.8%	36.6%	32.7%	36.8%	36.7%
Delta and South	17.6%	18.8%	10.3%	14.2%	10.4%	13.3%
High Plains	19.0%	20.4%	8.6%	8.9%	8.5%	9.7%
Southeast	27.7%	25.8%	24.1%	22.3%	24.5%	20.2%
West Coast	7.0%	4.2%	20.4%	21.9%	19.8%	20.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company incurred costs of $0.04 million and $0.07 million, and $0.05 million and $0.1 million, respectively, during the three and six months ended June 30, 2018 and 2017 from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

During the six months ended June 30, 2018, the Company completed 4 acquisitions that were accounted for as asset acquisitions in the Cornbelt and Southeast regions. Consideration totaled $26.8 million and consisted of cash.  No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2018, no acquisitions were accounted for as business combinations.

During the six months ended June 30, 2018 the Company sold one property in the High Plains region for proceeds of $2.0 million and a recognized gain of $0.2 million.

During the six months ended June 30, 2017, the Company completed 15 acquisitions that were accounted for as asset acquisitions in the Cornbelt, Southeast, High Plains, Delta + South, and West Coast regions. Consideration totaled $111.6 million and was comprised of both cash and Common Units.  No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2017, the Company completed one acquisition, the AFCO Mergers, that was accounted for as a business combination. The accounting for the AFCO Mergers has been completed, and the following outlines the impact of the completion of the AFCO Mergers:

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

The unaudited pro forma information presented below does not purport to represent what the actual results of operations of the Company would have been had the business combination outlined above occurred as of the beginning of the periods presented, nor does it purport to predict the results of operations of future periods. The unaudited following table sets forth pro forma information as if the real estate acquired in the business combination during the three and six months ended June 30, 2017 had been acquired as of January 1, 2017.

	For the three months ended		For the six months ended
($ in thousands)	June 30,		June 30,
Pro forma	2017	2016	2017	2016
Revenue	$11,460	$6,031	$18,609	$10,723
Pro forma estimate(1)	-	4,305	993	7,098
Total operating revenue	$11,460	$10,336	$19,602	$17,821

Net loss	$2,021	$1,317	$19	$(612)
Pro forma estimate	-	2,742	(367)	1,710
Total net loss	$2,021	$4,059	$(348)	$1,098

Net income available to common stockholders of Farmland Partners Inc.	$773	$1,915	$(2,042)	$(377)

Earnings per share basic and diluted
Income per basic share attributable to common stockholders	$0.02	$0.07	$(0.06)	$(0.01)
Income per diluted share attributable to common stockholders	$0.02	$0.07	$(0.06)	$(0.01)
Weighted-average number of common shares - basic	31,927	26,598	31,927	26,598
Weighted-average number of common shares - diluted	31,927	26,598	31,927	26,598

(1)

Represents a linear extrapolation of revenues over the three and six months ended June 30, 2017 and therefore does not take into account the irregularity of certain of the Company’s revenue components, such as crop share lease payments.

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

The Termination Agreement provided that, as of March 31, 2017, Prudential no longer provides services to the Company under the Prudential Agreements. The Company paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of approximately $0.2 million. The statements of operations impact to the Company for the six months ended June 30, 2017 totaled $0.7 million, which is included in property operating expenses, with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the AFCO Mergers.

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

In addition to loans made under the FPI Loan Program, the Company, on certain occasions, makes short-term loans to tenants secured by collateral other than real estate, such as growing crops, equipment or inventory, when the Company believes such loans will ensure the orderly completion of farming operations on a property owned by the Company for a given crop year and other credit is not available to the borrower.

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

As of June 30, 2018 and December 31, 2017, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	June 30, 2018	December 31, 2017	Date
Mortgage Note (1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	240	240	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,194	2,194	3/16/2022
Mortgage Note (6)	Principal & interest due at maturity	1,647	1,647	3/1/2020
Mortgage Note (3)	Principal & interest due at maturity	-	100	1/31/2018
Mortgage Note (4)	Principal due at maturity & interest paid in advance	-	669	2/15/2018
Mortgage Note (5)	Principal due at maturity & interest paid in advance	-	2,700	1/29/2018
Mortgage Note	Principal & interest due at maturity	5,250	-	8/19/2020
Mortgage Note (7)	Principal & interest due at maturity	116	-	12/31/2018
Line of Credit (8)	Principal & interest due at maturity	747	-	11/15/2018
Total outstanding principal		11,994	9,350
Points paid, net of direct issuance costs		-	(6)
Interest receivable (net prepaid interest)		612	461
Provision for interest receivable		(137)	(45)
Total notes and interest receivable		$12,469	$9,760

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

(3)	The note was fully settled and outstanding amounts paid on the maturity date of January 1, 2018.
(4)	The note was fully settled and outstanding amounts paid on the maturity date of February 2, 2018.
(5)	The note was fully settled and outstanding amounts paid on the closing of an acquisition in North Carolina, which was completed on January 12, 2018.
(6)	On April 17, 2018, the Company amended the loan to extend the term of the loan through March 1, 2020 and increased the interest rate to 7.5% per annum.
(7)	On April 2, 2018, the Company entered into a loan secured against farm equipment.
(8)	On April 2, 2018, the Company entered into a line of credit relationship with a tenant farmer with this line of credit secured against growing crops on the farms farmed by the tenant.

The collateral for the mortgage notes receivable consists of real estate, personal property and improvements present on such real estate.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of June 30, 2018 and December 31, 2017, the fair value of the notes receivable was $12.5 million and $9.4 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of June 30, 2018 and December 31, 2017, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			June 30,	June 30,	December 31,	Maturity	June 30,
Loan	Payment Terms	Interest Rate Terms	2018	2018	2017	Date	2018
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$14,915	$14,915	April 2025	$22,009
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,569
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,989
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,814
MetLife Term Loan #1 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	90,000	90,000	March 2026	199,841
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	31,753
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	27,523
MetLife Term Loan #4 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	31,108
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	8,379	January 2027	13,947
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	27,158	February 2027	56,861
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	21,253	21,253	June 2027	48,468
MetLife Term Loan #8	Semi-annual interest only	4.12% adjusted every three years	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	—	May 2028	40,193
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted monthly	4.81%	5,102	5,102	September 2023	10,227
Prudential	(3)	3.20%	3.20%	5,263	6,481	July 2019	10,536
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	3.70%	66,400	66,400	March 2028	138,463
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.39%	25,000	25,000	January 2022	46,332
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.39%	25,000	25,000	January 2022	39,749
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.39%	25,000	25,000	January 2022	57,957
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.39%	15,000	15,000	January 2022	29,170
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.39%	30,000	30,000	January 2022	86,327
Total outstanding principal				535,615	515,833		$1,107,878
Debt issuance costs				(1,816)	(1,762)
Total mortgage notes and bonds payable, net				$533,799	$514,071

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

As of June 30, 2018 and December 31, 2017, the Operating Partnership had approximately $74.4 million and approximately $74.4 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at June 30, 2018.

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

In connection with the Term Loan 8, on December 5, 2017, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 8 Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Eighth MetLife Loan Agreement.

On June 6, 2018, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Ninth MetLife Loan Agreement”) with MetLife, which provides for a loan of approximately $21.0 million to the Company with a maturity date of May 21, 2028 (“Term Loan 9”). Interest on Term Loan 9 is payable semi-annually and accrues at a 4.19% per annum fixed rate, and it may be adjusted by MetLife on each of May 5, 2021, May 5, 2024 and May 5, 2027 at the option of the Lender to a rate that is consistent with similar loans. Proceeds from Term Loan 9 were used to acquire additional properties and for general corporate purposes.

In connection with the Term Loan 9, on June 6, 2018, the Company and the Operating Partnership each entered into a separate guaranty (the “Term Loan 9 Guaranties” and together with the Initial MetLife Guaranties, the Term Loan 4 Guaranties, the Term Loan 5 Guaranties, the Term Loan 6 Guaranties, the Term Loan 7 Guaranties and the Term Loan 8 Guaranties, the “MetLife Guaranties”) whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrowers’ obligations under the Ninth MetLife Loan Agreement.

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of June 30, 2018.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”), which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of June 30, 2018 and December 31, 2017, approximately $5.1 million had been drawn down under this facility.  Interest on Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

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

On June 21, 2018, in connection with the sale of a property in the High Plains region, the Company paid down $1.1 million under the Prudential Note.

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

In addition, in connection with the completion of the AFCO Mergers, on February 3, 2017, AFCO OP entered into a fifth loan agreement with Rutledge Investment Company (the “Fifth Rutledge Loan Agreement” and together with the Existing Rutledge Loan Agreements, as amended, the “Rutledge Loan Agreements”), with respect to a senior secured credit facility in the aggregate amount of $30.0 million, with a maturity date of January 1, 2022 and an annual interest rate of 3 month LIBOR plus 1.3%. The Fifth Rutledge Loan Agreement requires AFCO OP to make quarterly interest payments. Additionally, the Fifth Rutledge Loan Agreement contains certain customary affirmative and negative covenants, including (i) AFCO OP must pay a quarterly non-usage fee equal to 0.25% of the committed loan amount minus the average outstanding principal balance of the loan amount during the prior three-month period, (ii) AFCO OP must maintain a leverage ratio of 60% or less and (iii) the aggregate amounts outstanding under all of the Rutledge Loans may not exceed 50% of the aggregate appraised value of the properties serving as collateral under the Rutledge Loan Agreements.

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of June 30, 2018, $0 remains available under this facility.

As of June 30, 2018, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Rabobank Mortgage Note

On December 15, 2017, the Company, the Operating Partnership and five wholly owned subsidiaries of the operating partnership entered into a loan agreement (the “Rabobank Mortgage Note”) with Rabo Agrifinance LLS (“Rabo”), which provides for a loan of approximately $66.4 million to the Company with a maturity date of March 1, 2028. Interest on the Rabobank Mortgage Note is payable semi-annually and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the six-month LIBOR plus 1.70%, which is subject to adjustment on the first day of March 2020, 2022, 2024 and 2026. Principal is payable annually commencing on March 1, 2024, with all remaining principal and outstanding interest due at maturity. Proceeds from the Rabobank Mortgage Note were used for the retirement of debt under the Farmer Mac Bonds. The Company was in technical default under the Rabobank Mortgage Note as of June 30, 2018 due to a property tax delinquincy in a county in which the records had not been updated to reflect that the title of the land parcel is in the Company’s name. Rabobank temporarily waived the technical default, and the technical default has now been cured. See “Note 11—Subsequent Events.” The Company was otherwise in compliance with all covenants under the Rabobank Mortgage Note as of June 30, 2018.

Effective April 1, 2018 the Company entered into an interest rate swap with Rabobank to fix the interest rate on $33.2 million of the loan for five years, please refer to “Note 10 – Hedge Accounting.”

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the three and six months ended June 30, 2018, $0.04 million and $0.2 million, respectively in costs were incurred in conjunction with the Rabobank Mortgage Note and MetLife Term Loan 9. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.4 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively.

Aggregate Maturities

As of June 30, 2018, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2018 (remaining six months)	$188
2019	5,419
2020	48,574
2021	274
2022	120,274
Thereafter	360,886
$535,615

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2018 and December 31, 2017, the fair value of the mortgage notes payable was $532.3 million and $512.8 million, respectively.

Note 8—Commitments and Contingencies

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016 and $10,366 in June 2017, with annual increases thereafter.  As of June 30, 2018, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2018 (remaining six months)	$63
2019	74
2020	—
2021	—
2022	—
$137

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

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of June 30, 2018 and December 31, 2017, the Company owned an 87.9% and an 87.6% interest, respectively, in the Operating Partnership, and the remaining 12.1% and 12.4% interest, respectively, is included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the year ended December 31, 2017 and the quarter ended June 30, 2018 the Company converted 1,107,757, and 157,393, respectively, of shares of common stock upon redemption of 1,107,757 and 157,393, respectively, of Common units that had been tendered for redemption. There were 4.6 million and 4.7 million outstanding Common units eligible to be tendered for redemption as of June 30, 2018 and December 31, 2017, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the six months ended June 30, 2018 and June 30, 2017.  During the six months ended June 30, 2018, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $0.7 million. During the six months ended June 30, 2017, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $3.2 million.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of June 30, 2018 and December 31, 2017 was $118.8 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2018 and 2017:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2016	117	$119,915
Distribution paid to non-controlling interest	—	(2,915)
Accrued distributions to non-controlling interest	—	1,755
Balance at June 30, 2017	117	$118,755

Balance at December 31, 2017	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	1,755
Balance at June 30, 2018	117	$118,755

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of June 30, 2018 and December 31, 2017 was $144.2 million and $144.2 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended June 30, 2018 and the year ended December 31, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2018	May 9, 2018	July 2, 2018	July 16, 2018	$0.1275
	March 27, 2018	April 2, 2018	April 16, 2018	0.1275
				$0.2550

2017	November 8, 2017	January 2, 2018	January 16, 2018	$0.1275
	July 19, 2017	October 2, 2017	October 13, 2017	0.1275
	May 8, 2017	June 30, 2017	July 14, 2017	0.1275
	February 22, 2017	April 1, 2017	April 14, 2017	0.1275
				$0.5100

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $1.8 million in distributions payable as of June 30, 2018. The distributions are payable annually in arrears on January 15 of each year.

In connection with the Series B Participating Preferred Stock, the Company paid $2.3 million in distributions on April 2, 2018 to stockholders of record as of March 15, 2018 and $2.3 million in distributions on June 29, 2018 to stockholders of record as of June 15, 2018. As long as shares of Series B Participating Preferred Stock are outstanding,  distributions on such shares are payable on the last day of March, June, September and December of each year to stockholders of record on the 15th day of such months.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25,000,000 in shares of the Company’s common stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to continue to fund repurchases under the program using cash on hand.  The Company repurchased 780,029 shares for $6.5 million at an average price of $8.36 per share during the six months ended June 30, 2018. As of June 30, 2018, the Company had approximately $8.5 million in shares that it can repurchase under the stock repurchase plan. On August 1, 2018, the Company’s board of directors approved a $30 million increase to the stock repurchase plan such that the Company may now repurchase up to an aggregate of $38.5 million in shares of its common stock and Series B preferred stock.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan, among other things, increased the aggregate number of shares of the Company’s common stock reserved for issuance from approximately 0.6 million, which was available under the First Amended and Restated Farmland Partners Inc. Equity Incentive Plan (together with the Second Amended Plan, the “Plan”), to approximately 1.3 million (including the approximate 0.5 million shares of restricted common stock that have been issued under the Plan and approximately 0.8 million shares reserved for future issuance). As of June 30, 2018, there were 0.6 million of shares available for future grant under the Plan.

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

A summary of the nonvested shares as of June 30, 2018 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2017	277	$11.16
Granted	158	7.69
Vested	(111)	8.20
Forfeited	(3)	8.08
Unvested at June 30, 2018	321	$10.50

For the six months ended June 30, 2018 and 2017, the Company recognized $0.7 million and $0.8 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of June 30, 2018 and December 31, 2017, there were $2.5 million and $2.8 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.67 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2017, resulting in no change in fair value for the six months ended June 30, 2018.

At-the-Market Offering Program (the “ATM Program”)

On September 15, 2015, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $25 million. During the six months ended June 30, 2018 and 2017, the Company made no sales under the ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.1 million and $0.2 million in offering costs during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had $0.4 million and $0.3 million, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$860	$1,687	$1,301	$60
Less: Nonforfeitable distributions allocated to unvested restricted shares	(41)	(37)	(83)	(80)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,142)	(878)	(6,283)	(1,755)
Net loss attributable to common stockholders	$(2,323)	$772	$(5,065)	$(1,775)

Denominator:
Weighted-average number of common shares - basic	32,542	32,457	32,777	29,594
Conversion of preferred units(1)	—	—	—	—
Unvested restricted shares(2)	—	—	—	—
Redeemable non-controlling interest(1)	—	—	—	—
Weighted-average number of common shares - diluted	32,542	32,457	32,777	29,594

Loss per share attributable to common stockholders - basic	$(0.07)	$0.02	$(0.15)	$(0.06)

(1)	Anti-dilutive for the three and six months ended June 30, 2018 and 2017.
(2)	Anti-dilutive for the three and six months ended June 30, 2018 and for the three months ended June 30, 2017.

Unvested shares of the Company’s restricted common stock are, and until May 26, 2016, the Excess Units were, considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share. On May 25, 2016, the Company obtained stockholder approval allowing the Company to issue shares of common stock upon the redemption of the Excess Units, which allowed the Company to remove the Excess Units from the mezzanine section of the consolidated balance sheets. As such, as of June 30, 2018, the Company no longer has any Common units included as redeemable non-controlling interests outstanding in the mezzanine section of the consolidated balance sheets.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 4.6 million and 6.3 million for the six months ended June 30, 2018 and 2017, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2018 and 2017, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2018, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the six months ended June 30, 2018 and 2017, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018	December 31, 2017
Shares	32,547	33,058
Common Units	4,582	4,739
Unvested Restricted Stock Awards	321	276
	37,450	38,073

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

The Company has entered into an interest rate swap agreement to manage interest rate risk exposure. An interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next five years on 50% of the currently outstanding amount to Rabobank, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

In determining hedge effectiveness of the interest rate swap the Company has utilized regression analysis.  On an ongoing basis the Company with review hedge effectiveness, through regression analysis as well as assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract.

As of June 30, 2018, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$495
	Other Comprehensive Income	495

The effect of derivative instruments on the consolidated statements of operations for the periods ended June 30, 2018 and 2017 is set out below:

($ in thousands)
Cash flow hedging relationships	Amount of Gain / (Loss) recognized in OCI on derivative (effective portion)	Location of Gain (Loss) reclassified from Accumulated OCI into income (effective portion)
Interest rate contracts	(495)	Interest expense

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

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as at June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017
Beginning accumulated derivative instrument gain or loss	$—	$—
Net change associated with current period hedging transactions	495	—
Net amount of reclassification into earnings	—	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$495	$—

Note 11—Subsequent Events

On July 6, 2018 and July 11, 2018, the Company completed the sale of five farms in the Corn Belt region for cash proceeds of $7.5 million and an approximate gain over book value of $1.1 million.

On July 11, 2018, a purported class action lawsuit was filed against the Company by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  At this time, the class has not been certified and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

On July 11, 2018, the Company completed the acquisition of one farm in the Corn Belt region for consideration of $5.9 million.

On July 24, 2018, the Company filed a lawsuit in the District Court, Denver, County Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that the Company believes to be false or materially misleading.  The lawsuit that the Company filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expense at this time.

On July 25, 2018 and July 30, 2018, the Company entered into agreements to sell properties in the South East region, Corn Belt and Delta and South regions for an aggregate sales price of $41.6 million, subject to the completion of due diligence procedures conducted by the buyers. The Company can provide no assurances that the dispositions will be consummated on the terms currently contemplated or at all.

On August 1, 2018, the Company’s board of directors increased the amount available under the Company’s stock repurchase plan by $30 million. See “Note 9 – Stockholders’ Equity and Non-controlling Interests – Stock Repurchase Plan.”

On August 2, 2018, the Company obtained a temporary waiver of a technical default under the Rabobank Mortgage Note. The technical default related to a property tax delinquency on aparcel of land for which county property tax records in the applicable jurisdiction had not been updated to reflect that the Company held title to the parcel. This technical default under the Rabobank Mortgage Note has subsequently been cured by the Company, and the Company is no longer in default.

On August 6, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on October 1, 2018 to stockholders of record as of September 14, 2018.

On August 8, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on October 15, 2018 to stockholder and unitholders of record as of October 1, 2018.

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

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, Part II Item 1A of this Quarterly Report on Form 10-Q and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 165,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 75% of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% of the acres in  our portfolio produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2018, we own a  87.9% interest in the Operating Partnership. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region:

Region (1)	Total Acres
Corn Belt	47,304
Delta and South	28,912
High Plains	31,279
Southeast	46,069
West Coast	11,586
165,150

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

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS was formed to provide volume purchasing services to our tenants and also to operate a small-scale custom farming business. As of June 30, 2018, the TRS performs these custom farming operations on 625 acres of farmland located in Florida.

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

Recent Developments

Completed Acquisitions

       During the six months ended June 30, 2018, we completed four asset acquisitions. Consideration totaled $26.8 million and consisted of cash. No intangible assets were acquired through these acquisitions.

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

Lease Expirations

Farm leases are generally short-term in nature.  As of June 30, 2018, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents
2018 (remaining six months)	37,371	22.6%	$7,263	21.8%
2019	55,695	33.7%	10,561	31.7%
2020	47,075	28.4%	11,605	34.8%
2021	14,888	9.0%	3,002	9.0%
2022	4,069	2.4%	579	1.7%
2023 and beyond	6,372	3.9%	341	1.0%
	165,470	100.0%	$33,351	100.0%

As of June 30, 2018, we had approximately 48,000 acres for which lease payments are based on a percentage of farming revenues and 625 acres that are leased to our TRS.  Acres leased to our TRS are not included in the table above.

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

Impact of Trade Tensions

As trade tensions continue to increase between the United States and its key agricultural trading partners, agricultural products have become the target for many international tariff increases. We believe that a prolonged international trade conflict could significantly impact farms and farmers across the United States and that our tenants’ financial results could be negatively impacted.

The U.S. Federal government has announced a farmer safety net program to help farmers impacted by other countries’ newly imposed import tariffs. While we believe this program will help farmers in the United States in the short-term, a prolonged trade conflict may lead to adverse financial results for farms despite the implementation of the safety net program.

The short to medium-term impact on the Company’s financial performance due to a trade conflict may be mitigated by the multi-year term structure of many of our leases. However, a long-term trade conflict would likely impact our rents and thereby negatively impact our business. Additionally, a long-term trade conflict would likely motivate non-US. agricultural businesses to strengthen their logistics and trade infrastructure. This may also lead to the weakening of U.S. agricultural trade relationships that would be difficult for the United States to reestablish in the future.

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

Results of Operations

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

	For the three months ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
OPERATING REVENUES:
Rental income	$10,057	$10,471	$(414)	(4)%
Tenant reimbursements	774	652	122	19%
Crop sales	331	175	156	89%
Other revenue	257	162	95	59%
Total operating revenues	11,419	11,460	(41)	(0)%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,126	2,056	70	3%
Property operating expenses	2,109	1,196	913	76%
Acquisition and due diligence costs	—	183	(183)	(100)%
General and administrative expenses	1,701	2,052	(351)	(17)%
Legal and accounting	284	302	(18)	(6)%
Other operating expenses	11	120	(109)	(91)%
Total operating expenses	6,231	5,909	322	5%
OPERATING INCOME	5,188	5,551	(363)	(7)%

OTHER (INCOME) EXPENSE:
Other income	(90)	(16)	(74)	463%
(Gain) loss on disposition of assets	(143)	92	(235)	(255)%
Interest expense	4,440	3,454	986	29%
Total other expense	4,207	3,530	677	19%

Net income (loss) before income tax expense	981	2,021	(1,040)	51%

Income tax expense	—	—	—	NM

NET INCOME (LOSS)	$981	$2,021	$(1,040)	51%

NM=Not Meaningful

Our rental income for the three months ended June 30, 2018 was impacted by the three acquisitions completed in the last two quarters of 2017 and the four acquisitions and one disposition completed in the first two quarters of 2018. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the quarter ended June 30, 2018 includes 143,360 acres, which represents 87% of our current portfolio on an acreage basis.

On a same-property basis, total rental income increased $0.1 million, or 1.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected in the fourth quarter.

Total rental income decreased $0.4 million, or 4%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, resulting from the timing of crop share revenue recognition in connection with the AFCO acquisition and one-time lease termination fees paid in 2017, only partially offset by a $0.8 million increase in farming rental revenue.  The average annual cash rent for the entire portfolio increased from $200 per acre for the three months ended June 30, 2017 to $215 per acre for the three months ended June 30, 2018.

Revenues recognized from tenant reimbursement of property taxes increased $0.1 million, or 19%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase is the result of an increased number of leases requiring reimbursement of property taxes to the Company by the tenant, which are largely leases on properties in the state of California.

Crop sales totaled $0.3 million during the three months ended June 30, 2018 as compared to $0.2  million in the comparative three month period ended June 30,  2017. The crop sales relate to one remaining development property that the Company acquired through the AFCO Mergers, and the property is estimated to be in its final year of growth before reaching commercial production.

Other revenues totaled $0.3 million during the three months ended June 30, 2018 as compared to $0.2 million in the comparative three-month period ended June 30, 2017.  The $0.3 million recognized in the three months ended June 30, 2018 consisted of $0.2 million earned on interest and amortization of net loan fees from notes receivable compared to $0.1 million, recognized in the three months ended June 30, 2017.  Notes receivable totaled $12.5 million as of June 30, 2018 compared to $6.0 million as of June 30, 2017.

Depreciation, depletion and amortization expense increased $0.1 million, or 3%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of acquiring approximately $0.3 million in depreciable assets in the first two quarters of 2018 and an additional $2.5 million in depreciable assets during the last two quarters of 2017.

Property operating expenses increased $0.9 million, or 76%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. $0.7 million of the increase relates to an increase in the Company’s property taxes payments and property tax accruals, which related to the three acquisitions completed in the last two quarters of 2017 and the four acquisitions completed in the first two quarters of 2018. In addition, bad debt expenses rose $0.2 million for the three months ended June 30, 2018 as compared to the comparative period in 2017.

Acquisition and due diligence costs totaled $0.0 million for the three months ended June 30, 2018 as compared to $0.2 million recognized in the same period of the prior year. Prior year expenses largely related to costs associated with the acquisition of various farm properties.

General and administrative expenses declined by $0.4 million, or 17%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The decrease is due to a reduction in head count within the organization, which led to a reduction in the compensation related expenses as compared to the three months ended June 30, 2018.

Legal and accounting expenses increased $0.02 million, or 6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017,  which was primarily a result of the change in audit firms.

Other operating expenses decreased $0.1 million, or 91%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of lower cost of goods sold on crop sales made in the period.

Other income increased $0.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017,  which was primarily due to higher interest income on bank accounts.

The gain / loss on disposition of assets increased $0.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due primarly to the gain on sale of a property in the High Plains region during the period.

Interest expense increased $1.0 million, or 29%, for the three months ended June 30, 2018 as compared to the three months ended June 30,  2017. This increase is the result of an increase in our outstanding borrowings from $485.4 million as of June 30, 2017 to $533.8 million as of June 30, 2018 along with increased interest rates. The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties.

Results of Operations

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

	For the Six Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
OPERATING REVENUES:
Rental income	$19,998	$17,274	$2,724	16%
Tenant reimbursements	1,542	756	786	104%
Crop sales	410	437	(27)	(6)%
Other revenue	677	142	535	377%
Total operating revenues	22,627	18,609	4,018	22%

OPERATING EXPENSES
Depreciation, depletion and amortization	4,256	3,544	712	20%
Property operating expenses	3,797	2,999	798	27%
Acquisition and due diligence costs	141	698	(557)	(80)%
General and administrative expenses	3,665	4,133	(468)	(11)%
Legal and accounting	747	701	46	7%
Other operating expenses	11	276	(265)	(96)%
Total operating expenses	12,617	12,351	266	2%
OPERATING INCOME	10,010	6,258	3,752	60%

OTHER EXPENSE:
Other income	(171)	(22)	(149)	677%
(Gain) loss on disposition of assets	(135)	92	(227)	(247)%
Interest expense	8,832	6,169	2,663	43%
Total other expense	8,526	6,239	2,287	37%

Net income (loss) before income tax expense	1,484	19	1,465	7,711%

Income tax expense	—	—	—	NM

NET INCOME	$1,484	$19	$1,465	7,711%

NM=Not Meaningful

Our rental income for the six months ended June 30, 2018 was impacted by the three acquisitions completed in the last two quarters of 2017 and the four acquisitions and one disposition completed in the first two quarters of 2018. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the six months ended June 30, 2018 includes 108,630 acres, which represents 66% of our current portfolio on an acreage basis.

On a same-property basis total rental income increased $0.7 million, or 7.3%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected in the fourth quarter.

Total rental income decreased $2.7 million, or 16%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, resulting from the completion of seven acquisitions after June 30, 2017.  The average annual cash rent for the entire portfolio increased from $177 per acre for the six months ended June 30, 2017 to $180 per acre for the six months ended June 30, 2018.

Revenues recognized from tenant reimbursement of property taxes increased $0.8 million, or 104%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase is the result of an increased number of leases requiring reimbursement of property taxes to the Company by the tenant, which are largely leases on properties in the state of California.

Crop sales totaled $0.4 million during the six months ended June 30, 2018 as compared to $0.4 million in the comparative six month period ended June 30, 2017. The crop sales relate to one remaining development property that the Company acquired through the AFCO Mergers, and the property is estimated to be in it’s final year of growth before reaching commercial production.

Other revenues totaled $0.7 million during the six months ended June 30, 2018 as compared to $0.1 million in the comparative six month period ended June 30, 2017. The $0.7 million recognized in the six months ended June 30, 2018 consisted of $0.5 million earned on interest and amortization of net loan fees from notes receivable, $0.1 million in relation to revenue derived through the Company’s purchasing program and $0.1 million in relation to late payment fees compared to $0.1 million, $0.0 million and $0.0 million, respectively, recognized in the six months ended June 30, 2017. Notes receivable totaled $12.5 million as of June 30, 2018 compared to $6.0 million as of June 30, 2017.

Depreciation, depletion and amortization expense increased $0.7 million, or 20%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of acquiring approximately $0.3 million in depreciable assets in the first two quarters of 2018 and an additional $2.5 million in depreciable assets during the last two quarters of 2017.

Property operating expenses increased $0.8 million, or 27%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. $1.3 million of the increase relates to an increase in the Company’s property tax payments and property tax accruals, which related to the three acquisitions completed in the last two quarters of 2017 and the four acquisitions completed in the first two quarters of 2018 along with increases in property taxes and supplemental property tax payments associated with properties held by the Company. In addition, bad debt expenses rose $0.2 million for the three months ended June 30, 2018 as compared to the comparative period in 2017. These increases were offset by a $0.7 million reduction in the Prudential sub-advisor fee that was paid in connection with the termination of the Prudential Sub-Advisory arrangements acquired from AFCO.

Acquisition and due diligence costs totaled $0.1 million for the six months ended June 30, 2018 as compared to $0.7 million recognized in the same period of the prior year. These expenses relate to costs associated with the acquisition of various farm properties.

General and administrative expenses declined by $0.5 million, or 11%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The decrease is due to a reduction in head count within the organization, which led to a reduction in the compensation related expenses as compared to the six months ended June 30, 2018.

Legal and accounting expenses increased $0.46 million, or 7%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was the result of a $0.15 million increase in legal and related costs associated with various legal matters, offset by a $0.2 million reduction in audit related costs.

Other operating expenses decreased $0.3 million, or 96%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 as a result of lower cost of goods sold on crop sales made in the period.

Other income increased $0.2 million, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was primarily due to higher interest income on bank accounts.

The gain / loss on disposition of assets increased $0.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due primarly to the gain on sale of a property in the High Plains region.

Interest expense increased $2.7 million, or 43%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase is the result of an increase in our outstanding borrowings from $437.8 million as of June 30, 2017 to $515.7 million as of June 30, 2018 along with increased interest rates. The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to Common unitholders and other general business needs.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock and make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows, proceeds from asset disposals and borrowings from prospective lenders.

During the three months ended June 30, 2018, we sold one property in the High Plains region for proceeds of $2.0 million. We used $1.2 million of such proceeds to repay a portion of the Prudential Note (as defined in the notes to the consolidated financial statements included elsewhere in this Current Report on Form 10-Q). We have completed additional property sales in the Corn Belt subsequent to June 30, 2018 for aggregate proceeds of $7.5 million. Subsequent to the quarter end we have also entered into a agreements to sell other properties in the South East, Corn Belt and Delta and South regions. However, we can provide no assurances that this disposition will be consummated on the terms currently contemplated or at all.  We intend to use the proceeds from the sale of these properties for general corporate purposes.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015 in connection with an at-the-market equity offering program (the “ATM Program”), under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25.0 million. Through June 30, 2018, the Company has generated $11.1 million in net cash proceeds under the ATM Program, which is intended to provide cost-effective financing alternatives in the capital markets. We intend to use future net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.

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

Our board of directors has reduced dividends on our common stock and common units for the third quarter of 2018. We currently intend to use the funds that would otherwise be used to pay dividends at the prior level for general corporate purposes, including to repurchase shares of our common stock or shares of our Series B participating preferred stock. We currently have authority to repurchase up to an aggregate of $38.5 million in shares of our common stock or shares of our Series B participating preferred Stock. Our board of directors intends to reevaluate dividends on our common stock and common units in future quarters. However, we can provide no assurances that dividends will be increased in the future.

 Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” included in the financial statements section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$14,103	$(1,710)
Net cash used in investing activities	$(36,436)	$(106,046)
Net cash (used in) provided by financing activities	$(4,789)	$90,012

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

As of June 30, 2018, we had $26.4 million of cash compared to $29.4 million at June 30, 2017.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $15.8 million primarily as a result of the following:

•	Receipt of $23.1 million in cash rents for the six months ended June 30, 2018, as compared to receiving $24.6 million in cash rents in the six months ended June 30, 2017;
•	An increase of $3.0 million in cash paid for interest as compared to the six months ended June 30, 2017;
•	Receipt of $4.0 million related to crop share for the six months ended June 30, 2017;
•	Receipt of $1.0 million related to tenant reimbursements for the six months ended June 30, 2017;
•	A $12.1 million reduction in cash payments made in relation to settling an assumed obligation as part of the AFCO Mergers; and
•	A decrease of approximately $3.2 million in cash paid for other operating expenses as compared to the six months ended June 30, 2017.

Cash Flows from Investing Activities

Net cash used for investing activities decreased $69.6 million primarily as a result of the following:

•

Completing four acquisitions during the six months ended June 30, 2018 for aggregate cash consideration of $26.8 million, as compared to $91.7 million in aggregate cash consideration for 15 acquisitions and the AFCO Mergers during the six months ended June 30, 2017;

•	An decrease of $2.3 million in investments in real estate improvements as compared to the six months ended June 30, 2017;
•	Proceeds of $2.0 million received on the sale of a property in the High Plains region;
•	A $3.5 million increase in principal repayments on notes receivable received by the Company as compared to the six months ended June 30, 2017; and
•	A $3.0 million increase in notes receivable issued by the Company as compared to the six months ended June 30, 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $94.8 million primarily as a result of the following:

•	Borrowings from mortgage notes payable decreased $80.8 million as compared to the borrowings during the six months ended June 30, 2017;
•	Debt payments increased $1.2 million as compared to the six months ended June 30, 2017;
•	A $6.5 million increase in common stock repurchased as compared to the six months ended June 30, 2017;
•	A $0.6 million increase in dividends paid on Series A preferred units as compared to the six months ended June 30, 2017;

•	Increase of $2.0 million in dividends paid on common stock as compared to the six months ended June 30, 2017;
•	An increase of $4.5 million in dividends paid on the Series B participating preferred stock as compared to the six months ended June 30, 2017;
•	A $0.1 million decrease in payments associated with various offering costs as compared to the six months ended June 30, 2017;
•	A decrease in distributions of $0.3 million to non-controlling interests as compared to the six months ended June 30, 2017; and
•	A $0.4 million increase in the payments associated with debt issuance costs as compared to the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.1 million and $1.5 million for the periods ended June 30, 2018 and 2017, respectively. Also included in real estate related acquisition and due diligence costs for the period ended June 30, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $0.2 million termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improve comparability of our results over each reporting period and of our Company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2018	2017	2018	2017
Net income	$981	$2,021	$1,484	$19
(Gain) loss on disposition of assets	(143)	92	(135)	92
Depreciation, depletion and amortization	2,126	2,056	4,256	3,544
FFO	2,964	4,169	5,605	3,655

Stock based compensation	398	360	729	788
Indirect equity offering costs	—	—	—	—
Real estate related acquisition and due diligence costs	—	183	141	1,510
Distributions on Series A preferred units and dividends on Series B participating preferred stock	(3,142)	(877)	(6,283)	(1,755)
AFFO	$220	$3,835	$192	$4,198

AFFO per diluted weighted average share data:

AFFO weighted average common shares	37,458	39,166	37,730	36,187

Net (loss) income per share available to common stockholders	$(0.07)	$0.02	$(0.15)	$(0.06)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.09	0.04	0.20	0.07
Depreciation and depletion	0.06	0.05	0.11	0.10
Stock based compensation	0.01	0.01	0.02	0.02
Indirect equity offering costs	—	—	—	—
Real estate related acquisition and due diligence costs	—	—	—	0.04
(Gain) loss on disposition of assets	—	—	—	—
Distributions on Series A preferred units and dividends on Series B participating preferred stock	(0.08)	(0.02)	(0.17)	(0.05)
AFFO per diluted weighted average share	$0.01	$0.10	$0.01	$0.12

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2018	2017	2018	2017
Basic weighted average shares outstanding	32,542	32,457	32,777	29,594
Weighted average OP units on an as-if converted basis	4,582	6,417	4,638	6,287
Weighted average unvested restricted stock	334	292	315	306
AFFO weighted average common shares	37,458	39,166	37,730	36,187

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net loss	$981	$2,021	$1,484	$19
Interest expense	4,440	3,454	8,832	6,169
Income tax expense	—	—	—	—
Depreciation, depletion and amortization	2,126	2,056	4,256	3,544
(Gain) Loss on disposal of assets	(143)	92	(135)	92
EBITDAre	$7,404	$7,623	$14,437	$9,824

Stock based compensation	398	360	729	788
Indirect equity offering costs	—	—	—	—
Real estate related acquisition and due diligence costs	—	183	141	1510
Adjusted EBITDAre	$7,802	$8,166	$15,307	$12,122

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

At June 30, 2018,  $191.5 million, or 36%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $2.5 million per year. At June 30, 2018, LIBOR was approximately 200 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $3.4 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed inour Annual Report on Form 10-K, which we are including in this Quarterly Report on Form 10-Q as a result of certain pending litigation as further described above. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, growth prospects or the value of our securities.

Pending litigation could have a material adverse effect on our business, prospects, financial condition, results of operations and our ability to pay dividends at historical levels or at all.

On July 11, 2018, a purported class action lawsuit was filed against the Company by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  At this time, the class has not been certified and we do not know the amount of damages or other remedies being sought by the plaintiffs.

In addition, on July 24, 2018, we filed a lawsuit in the District Court, Denver, County Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading.  As a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%.  We believe that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders.

We cannot assure you as to the outcome of either lawsuit, including the amount of costs or other liabilities that will be incurred in connection with defending or pursuing these claims or other claims that may arise in the future. To the extent that we incur material costs in connection with defending or pursuing these claims, or become subject to liability as a result of an adverse judgment or settlement of these claims, our results of operations and liquidity position could be materially and adversely affected.  In addition, ongoing litigation may divert management’s attention and resources from the day-to-day operation of our business and cause reputational harm to us, either of which could have a material adverse effect on our business, prospects, results of operations and ability to pay dividends at historical levels or at all.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

      None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended June 30, 2018 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase program by an aggregate of $30 million such that the amount of shares of our common stock and Series B participating preferred stock that may be repurchased is now approximately $38.5 million.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
April 1, 2018 - April 30, 2018	—	$—	—	$8,482,606
May 1, 2018 - May 31, 2018	—	—	—	8,482,606
June 1, 2018 - June 30, 2018	—	—	—	8,482,606
Total	—	$—	—	$8,482,606

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

Farmland Partners Inc.

Date: August 9, 2018	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)