Form 10-Q
period 2018-09-30
Farmland Partners Inc.
filed 2018-11-09
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   ☒  Yes   ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of November  7, 2018, 31,213,649 shares of the Registrant’s common stock were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of September 30, 2018 (Unaudited) and December 31, 2017

(in thousands except par value and share data)

	September 30,	December 31,
	2018	2017
ASSETS
Land, at cost	$953,502	$947,899
Grain facilities	11,093	11,463
Groundwater	11,473	12,107
Irrigation improvements	52,391	51,678
Drainage improvements	11,981	9,964
Permanent plantings	52,989	52,870
Other	8,184	8,245
Construction in progress	15,380	8,137
Real estate, at cost	1,116,993	1,102,363
Less accumulated depreciation	(16,173)	(10,285)
Total real estate, net	1,100,820	1,092,078
Deposits	6	239
Cash	23,808	53,536
Notes and interest receivable, net	12,381	9,760
Deferred offering costs	217	292
Deferred financing fees, net	290	348
Accounts receivable, net	5,454	6,650
Inventory	295	126
Prepaid and other assets	1,904	3,057
TOTAL ASSETS	$1,145,175	$1,166,086

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$523,625	$514,071
Dividends payable	1,806	4,847
Derivative liability	173	—
Accrued interest	5,832	3,193
Accrued property taxes	2,342	1,584
Deferred revenue	636	3,907
Accrued expenses	2,489	2,800
Total liabilities	536,903	530,402

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 6,033,134 shares issued and outstanding at September 30, 2018, and 6,037,500 outstanding at December 31, 2017	146,383	144,223
Redeemable non-controlling interest in operating partnership, Series A preferred units	119,633	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 31,695,673 shares issued and outstanding at September 30, 2018, and 33,334,849 shares issued and outstanding at December 31, 2017	311	329
Additional paid in capital	338,975	350,147
Retained earnings	678	5,161
Cumulative dividends	(41,165)	(31,199)
Other comprehensive income	(173)	—
Non-controlling interests in operating partnership	43,630	46,513
Total equity	342,256	370,951

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,145,175	$1,166,086

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2018 and 2017

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Rental income	$11,216	$11,107	$31,214	$28,381
Tenant reimbursements	984	474	2,526	1,230
Crop sales	—	212	410	649
Other revenue	349	253	1,026	395
Total operating revenues	12,549	12,046	35,176	30,655

OPERATING EXPENSES
Depreciation, depletion and amortization	2,154	2,107	6,410	5,651
Property operating expenses	1,502	1,400	5,299	4,399
Acquisition and due diligence costs	34	180	175	878
General and administrative expenses	1,688	1,707	5,352	5,840
Legal and accounting	1,016	450	1,764	1,151
Other operating expenses	—	88	11	363
Total operating expenses	6,394	5,932	19,011	18,282
OPERATING INCOME	6,155	6,114	16,165	12,373

OTHER (INCOME) EXPENSE:
Other income	(53)	(135)	(224)	(157)
(Gain) loss on disposition of assets	(2,950)	(44)	(3,086)	48
Interest expense	5,001	3,683	13,833	9,852
Total other expense	1,998	3,504	10,523	9,743

Net income before income tax expense	4,157	2,610	5,642	2,630

Income tax expense	—	—	—	—

NET INCOME	4,157	2,610	5,642	2,630

Net (income) loss attributable to non-controlling interests in operating partnership	(518)	(394)	(701)	(353)

Net income attributable to the Company	3,639	2,216	4,941	2,277

Nonforfeitable distributions allocated to unvested restricted shares	(15)	(36)	(99)	(116)
Distributions on redeemable non-controlling interests in operating partnership, Series A preferred units and dividends on Series B Participating Preferred Stock	(3,140)	(1,959)	(9,423)	(3,714)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$484	$221	$(4,581)	$(1,553)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.02	$0.01	$(0.14)	$(0.05)
Diluted net income (loss) available to common stockholders	$0.02	$0.01	$(0.14)	$(0.05)
Basic weighted average common shares outstanding	32,222	32,862	32,590	30,695
Diluted weighted average common shares outstanding	32,222	32,862	32,590	30,695
Dividends declared per common share	$0.0500	$0.1275	$0.3050	$0.3825

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2018 and 2017

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock					Non‑controlling
			Additional			Interests in	Other
			Paid in	Retained	Cumulative	Operating	Comprehensive	Total
	Shares	Par Value	Capital	Earnings	Dividends	Partnership	Income	Equity
Balance at December 31, 2016	17,351	$172	$172,100	$4,103	$(14,473)	$53,692	$—	$215,594

Net income	—	—	—	2,277	—	353	—	2,630
Costs incured related to the at-the-market offering	—	—	(119)	—	—	—	—	(119)
Grant of unvested restricted stock	205	—	—	—	—	—	—	—
Stock based compensation	—	—	1,100	—	—	—	—	1,100
Dividends and distributions accrued or paid	—	—	—	(3,715)	(12,475)	(2,398)	—	(18,588)
Repurchase and cancellation of shares	(841)	(9)	(7,437)	—	—	—	—	(7,446)
Forfeiture of unvested restricted stock	(6)	—	(9)	—	—	—	—	(9)
Issuance of stock as partial consideration for business combination	14,815	148	168,835	—	—	—	—	168,983
Issuance of Common units as partial consideration for business combination	—	—	—	—	—	2,494	—	2,494
Issuance of Common units as partial consideration for asset acquisition	—	—	—	—	—	10,035	—	10,035
Conversion of Common units to shares of common stock	1,108	11	10,944	—	—	(10,955)	—	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(3,101)	—	—	3,101	—	—
Balance at September 30, 2017	32,632	$322	$342,313	$2,665	$(26,948)	$56,322	-	$374,674

Balance at December 31, 2017	33,334	329	350,147	5,161	(31,199)	46,513	—	370,951

Net income	—	—	—	4,940	—	701	—	5,641
Issuance of stock under the at-the-market offering, net of costs of $219	—	—	(219)	—	—	—		(219)
Grant of unvested restricted stock	160	—	—	—	—	—	—	—
Stock based compensation	—	—	1,134	—	—	—	—	1,134
Dividends and distributions accrued or paid	—	—	—	(9,423)	(9,966)	(1,397)	—	(20,786)
Repurchase and cancellation of shares	(1,949)	(20)	(14,272)	—	—	—	—	(14,292)
Forfeiture of unvested restricted stock	(6)	—	—	—	—	—	—	—
Derivative liability	—	—	—	—	—	—	(173)	(173)
Conversion of Common units to shares of common stock	157	2	1,543	—	—	(1,545)	—	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	642	—	—	(642)	—	—
Balance at September 30, 2018	31,696	$311	$338,975	$678	$(41,165)	$43,630	$(173)	$342,256

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,642	$2,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,410	5,651
Amortization of deferred financing fees and discounts/premiums on debt	309	162
Amortization of net origination fees related to notes receivable	(5)	(11)
Stock based compensation	1,134	1,091
(Gain) loss on disposition of assets	(3,086)	48
Bad debt expense	497	329
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,292	2,739
(Increase) in interest receivable	(25)	(556)
Decrease (increase) in other assets	810	(433)
(Increase) decrease in inventory	(170)	289
Increase in accrued interest	2,639	1,348
(Decrease) in accrued expenses	1,112	(14,358)
Decrease in deferred revenue	(3,841)	(2,028)
Increase in accrued property taxes	915	(302)
Net cash provided by (used in) operating activities	13,633	(3,401)
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(32,703)	(92,680)
Real estate and other improvements	(11,923)	(17,650)
Principal receipts on notes receivable	3,944	—
Casualty loss insurance recovery	(9)	—
Issuance of note receivable	(6,534)	(3,870)
Proceeds from the sale of property	31,560	—
Net cash used in investing activities	(15,665)	(114,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	21,000	101,790
Repayments on mortgage notes payable	(11,466)	(20,819)
Proceeds from issuance of Series B Participating Preferred Stock	—	144,523
Common stock repurchased	(14,292)	(7,446)
Payment of offering costs	(157)	(572)
Payment of debt issuance costs	(236)	(817)
Dividends on common stock	(12,666)	(10,535)
Distributions on Series A preferred units	(3,510)	(2,915)
Dividends on Series B participating preferred stock	(4,528)	(1,082)
Distributions to non-controlling interests in operating partnership, common	(1,841)	(2,394)
Net cash (used in) provided by financing activities	(27,696)	199,733

NET DECREASE IN CASH	(29,728)	82,132
CASH, BEGINNING OF PERIOD	53,536	47,166
CASH, END OF PERIOD	$23,808	$129,298
Cash paid during period for interest	$10,833	$8,491
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of deferred offering costs to equity, offset by deferred costs included in accrued expenses related to offering	$—	$419
Dividend payable, common stock	$1,585	$4,152
Distributions payable, Common units	$229	$730
Distibutions payable, Series A preferred units	$2,633	$2,633
Distibutions payable, Series B participating preferred stock	$2,263	$—
Additions to real estate improvements included in accrued expenses	$186	$1,155
Financing fees included in accrued expenses	$11	$25
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interest in operating partnership in conjunction with acquisitions	$—	$181,510
Deferred offering costs amortized through equity in the period	$218	$—
Property tax liability assumed in acquisitions	$5	$—

See accompanying notes.

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of September 30, 2018, the Company owned a portfolio of approximately 163,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2018, the Company owned an 87.9% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of September 30, 2018, the TRS performs these custom farming operations on 625 acres of farmland owned by the Company located in Florida.

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

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended September 30, 2018 and 2017 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 is unaudited.  The accompanying financial statements for the three and nine months ended September 30, 2018 and 2017 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2018.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of actual operating results for the entire year ending December 31, 2018.

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

Real Estate Acquisitions

When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or a group of similar assets and contains acquired inputs and processes which have the ability to contribute to the creation of outputs, these acquisitions are accounted for as business combinations.

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

As of September 30, 2018 and December 31, 2017, the Company had $1.3 million and $1.4 million, respectively, recorded for tenant relationship intangibles, net of accumulated amortization of $0.4 million and $0.6 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and nine months ended September 30, 2018, the company expensed an immaterial amount of costs in relation to business combinations during the periods.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of our customers’ financial condition. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. As of September 30, 2018 and December 31, 2017, we had an allowance of $0.3 million and $0.5 million, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop was $0.1 million and $0.1 million, and $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2018 and 2017.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or market.

As of September 30, 2018 and December 31, 2017 inventory consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Harvested crop	$—	$126
Growing crop	176	—
General inventory	119	—
	$295	$126

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

As of September 30, 2018, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

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

The standard is effective for annual and interim reporting periods beginning after December 15, 2018, with modified retrospective restatement for each reporting period presented at the time of adoption. Early adoption is permitted. The Company has determined that this guidance will not be early adopted.

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

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Contingent rent recognized for the three and nine months ended September 30, 2018 and 2017 totaled $1.8 million and $2.9 million, and $2.0 million and $4.0 million, respectively.

Most of our farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of September 30, 2018 have terms ranging from one to 25 years. Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2018 and December 31, 2017, the Company had $0.6 million and $3.9 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three and nine months ended September 30, 2018 and 2017:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Leases in effect at the beginning of the year	$7,663	$3,187	$21,343	$9,348
Leases entered into during the year	3,553	7,920	9,871	19,033
	$11,216	$11,107	$31,214	$28,381

Future minimum lease payments from tenants under all non-cancelable leases in place as of September 30, 2018, including lease advances, when contractually due, but excluding, crop share and tenant reimbursement of expenses for the remainder of 2018 and each of the next four years and thereafter as of September 30, 2018 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2018 (remaining three months)	$10,742
2019	30,823
2020	19,305
2021	7,109
2022	1,543
Thereafter	3,268
$72,790

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.0 million and $0.4 million, and $0.6 million and $0.8 million were recognized for the three and nine months ended September 30, 2018 and 2017, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2018, the Company had one significant tenant representing a tenant concentration as presented in the table below. If the Company’s significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.

The following table presents the amount of the rental income and percentage of the Company’s total rental income received from the Company’s significant tenant.

	Rental income recognized				Rental income recognized
	For the three months ended September 30,				For the nine months ended September 30,
($ in thousands)	2018		2017		2018		2017
Tenant A	$2,193	19.5%	$2,091	18.8%	$4,409	14.1%	$4,071	14.3%

(1)	Tenant A is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2018 and 2017 and the percentage of rental income recorded by the Company for the three and nine months ended September 30, 2018 and 2017 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm (2)	2018	2017	2018	2017	2018	2017
Cornbelt	28.2%	30.8%	33.5%	33.7%	35.7%	35.5%
Delta and South	17.3%	18.8%	8.3%	9.3%	9.6%	10.0%
High Plains	19.2%	20.4%	7.6%	8.6%	8.2%	9.3%
Southeast	28.3%	25.8%	21.5%	18.3%	23.4%	21.2%
West Coast	7.0%	4.2%	29.0%	30.1%	23.1%	24.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company incurred costs of $0.04 million and $0.10 million, and $0.02 million and $0.16 million, respectively, during the three and nine months ended September 30, 2018 and 2017 from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

During the nine months ended September 30, 2018, the Company completed five acquisitions that were accounted for as asset acquisitions in the Cornbelt and Southeast regions. Consideration totaled $33.2 million and consisted of cash.  No intangible assets were acquired through these acquisitions.

During the nine months ended September 30, 2018, no acquisitions were accounted for as business combinations.

During the nine months ended September 30, 2018, the Company sold five properties in the High Plains, Corn Belt and Delta and South regions for proceeds of $31.9 million and recognized gain of $3.1 million.

During the nine months ended September 30, 2017, the Company completed 15 acquisitions that were accounted for as asset acquisitions in the Cornbelt, Southeast, High Plains, Delta and South, and West Coast regions. Consideration totaled $111.6 million and was comprised of both cash and Common Units.  No intangible assets were acquired through these acquisitions.

During the nine months ended September 30, 2017, the Company completed one acquisition, the AFCO Mergers, that was accounted for as a business combination. The accounting for the AFCO Mergers has been completed, and the following outlines the impact of the completion of the AFCO Mergers:

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

The unaudited following table sets forth pro forma information as if the real estate acquired in the business combination during the three and nine months ended September 30, 2017 had been acquired as of January 1, 2017.

	For the three months ended		For the nine months ended
($ in thousands)	September 30,		September 30,
Pro forma	2017	2016	2017	2016
Revenue	$12,046	$6,946	$30,655	$17,669
Pro forma estimate(1)	-	4,146	993	11,244
Total operating revenue	$12,046	$11,092	$31,648	$28,913

Net loss	$2,610	$100	$2,630	$(513)
Pro forma estimate	-	431	(367)	2,141
Total net loss	$2,610	$531	$2,263	$1,628

Net income available to common stockholders of Farmland Partners Inc.	$221	$(467)	$(1,935)	$(869)

Earnings per share basic and diluted
Income per basic share attributable to common stockholders	$0.01	$(0.02)	$(0.06)	$(0.03)
Income per diluted share attributable to common stockholders	$0.01	$(0.02)	$(0.06)	$(0.03)
Weighted-average number of common shares - basic	32,862	28,447	32,374	27,427
Weighted-average number of common shares - diluted	32,862	28,447	32,374	27,427

(1)

Represents a linear extrapolation of revenues over the three and nine months ended September 30, 2017 and therefore does not take into account the irregularity of certain of the Company’s revenue components, such as crop share lease payments.

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

The Termination Agreement provided that, as of March 31, 2017, Prudential no longer provides services to the Company under the Prudential Agreements. The Company paid the Prudential Sub-Advisor $1.6 million in cash, which is equal to the fee that would have been owed to Prudential for services through the quarter ended March 31, 2017, plus a termination fee of approximately $0.2 million. The statements of operations impact to the Company for the nine months ended September 30, 2017 totaled $0.7 million, which is included in property operating expenses, with the remaining $0.9 million being included in the accruals as a component of the purchase accounting surrounding the AFCO Mergers as this represented the costs incurred by AFCO prior to the AFCO Mergers.

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects. The Company seeks to make loans that are collateralized by farm real estate and in principal amounts of $0.1 million or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

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

As of September 30, 2018 and December 31, 2017, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	September 30, 2018	December 31, 2017	Date
Mortgage Note (1)	Principal & interest due at maturity	$1,800	$1,800	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	240	240	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,194	2,194	3/16/2022
Mortgage Note (6)	Principal & interest due at maturity	1,647	1,647	3/1/2020
Mortgage Note (3)	Principal & interest due at maturity	-	100	1/31/2018
Mortgage Note (4)	Principal due at maturity & interest paid in advance	-	669	2/15/2018
Mortgage Note (5)	Principal due at maturity & interest paid in advance	-	2,700	1/29/2018
Mortgage Note	Principal & interest due at maturity	5,250	-	8/19/2020
Mortgage Note (7)	Principal & interest due at maturity	116	-	12/31/2018
Line of Credit (8)	Principal & interest due at maturity	693	-	11/15/2018
Total outstanding principal		11,940	9,350
Points paid, net of direct issuance costs		-	(6)
Interest receivable (net prepaid interest)		783	461
Provision for interest receivable		(342)	(45)
Total notes and interest receivable		$12,381	$9,760

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
(8)

On April 2, 2018, the Company entered into a line of credit relationship with a tenant farmer with this line of credit secured against growing crops on the farms farmed by the tenant. The Company has reserved $0.2 million against this loan based on the Company’s assessment of the amount of this loan that the Company will be able to collect from the borrower.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of September 30, 2018 and December 31, 2017, the fair value of the notes receivable was $12.4 million and $9.4 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of September 30, 2018 and December 31, 2017, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			September 30,	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	Interest Rate Terms	2018	2018	2017	Date	2018
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$14,915	$14,915	April 2025	$22,009
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,569
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,989
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,828
MetLife Term Loan #1 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	89,914	90,000	March 2026	199,584
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	31,753
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	27,523
MetLife Term Loan #4 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	31,124
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	8,379	January 2027	13,947
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	27,158	February 2027	56,861
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	21,253	21,253	June 2027	48,481
MetLife Term Loan #8	Semi-annual interest only	4.12% adjusted every three years	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	—	May 2028	40,193
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted monthly	4.81%	5,102	5,102	September 2023	10,227
Prudential	(3)	3.20%	3.20%	5,144	6,481	July 2019	10,583
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	3.81%	64,359	66,400	March 2028	134,906
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	17,000	25,000	January 2022	29,576
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	25,000	25,000	January 2022	39,749
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	25,000	25,000	January 2022	58,006
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	15,000	15,000	January 2022	29,170
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	30,000	30,000	January 2022	85,707
Total outstanding principal				525,369	515,833		$1,086,827
Debt issuance costs				(1,744)	(1,762)
Total mortgage notes and bonds payable, net				$523,625	$514,071

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

As of September 30, 2018 and December 31, 2017, the Operating Partnership had approximately $74.4 million and approximately $74.4 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at September 30, 2018.

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

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of September 30, 2018.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”), which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of September 30, 2018 and December 31, 2017, approximately $5.1 million had been drawn down under this facility.  Interest on the Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of September 30, 2018, $0 remains available under this facility.

As of September 30, 2018, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Rabobank Mortgage Note

On December 15, 2017, the Company, the Operating Partnership and five wholly owned subsidiaries of the operating partnership entered into a loan agreement (the “Rabobank Mortgage Note”) with Rabo Agrifinance LLS (“Rabo”), which provides for a loan of approximately $66.4 million to the Company with a maturity date of March 1, 2028. Interest on the Rabobank Mortgage Note is payable semi-annually and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the six-month LIBOR plus 1.70%, which is subject to adjustment on the first day of March 2020, 2022, 2024 and 2026. Principal is payable annually commencing on March 1, 2024, with all remaining principal and outstanding interest due at maturity. Proceeds from the Rabobank Mortgage Note were used for the retirement of debt under the Farmer Mac Bonds. The Company was in compliance with all covenants under the Rabobank Mortgage Note as of September 30, 2018.

Effective April 1, 2018, the Company entered into an interest rate swap with Rabobank to fix the interest rate on $33.2 million of the loan for five years (see “Note 10 – Hedge Accounting”).

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the three and nine months ended September 30, 2018, $0.0 million and $0.2 million, respectively in costs were incurred in conjunction with the Rabobank Mortgage Note and MetLife Term Loan 9. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.6 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively.

Aggregate Maturities

As of September 30, 2018, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2018 (remaining three months)	$69
2019	5,418
2020	48,574
2021	274
2022	112,274
Thereafter	358,760
$525,369

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2018 and December 31, 2017, the fair value of the mortgage notes payable was $526.3 million and $512.8 million, respectively.

Note 8—Commitments and Contingencies

In April 2015, the Company entered into a lease agreement for office space.  The lease expires on July 31, 2019.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016 and $10,366 in June 2017, with annual increases thereafter.  As of September 30, 2018, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2018 (remaining three months)	$32
2019	74
2020	—
2021	—
2022	—
$106

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

On July 24, 2018, the Company filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that it believes to be false or materially misleading. The Company believes that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of the Company’s common stock declined by approximately 40%. The Company believes that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in the Company’s stock price based on false and misleading information. The lawsuit that the Company filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. During the three months ended September 30, 2018, the Company incurred legal and related costs associated with the Wheel of Fortune litigation. The Company believes that costs associated with the Rota Fortunae litigation in excess of $0.35 million will be covered by insurance. However, because the Company's insurance company has not provided a response to the Company’s claim for defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries which the Company believes it will be entitled to on completion of the claim review process.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of September 30, 2018 and December 31, 2017, the Company owned an 87.9% and an 87.6% interest, respectively, in the Operating Partnership, and the remaining 12.1% and 12.4% interest, respectively, is included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the year ended December 31, 2017 and the nine months ended September 30, 2018, the Company issued 1,107,757, and 157,393, respectively, of shares of common stock upon redemption of 1,107,757, and 157,393, respectively, Common units that had been tendered for redemption. There were 4.6 million and 4.7 million outstanding Common units eligible to be tendered for redemption as of September 30, 2018 and December 31, 2017, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the nine months ended September 30, 2018 and September 30, 2017.  During the nine months ended September 30, 2018, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $0.6 million. During the nine months ended September 30, 2017, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $3.1 million.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of September 30, 2018 and December 31, 2017 was $119.6 million and $120.5 million, respectively, including accrued distributions.

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

The Series A preferred units are accounted for as mezzanine equity on the consolidated balance sheet as the units are convertible and redeemable for shares at a determinable price and date at the option of the holder upon the occurrence of an event not solely within the control of the Company.

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the nine months ended September 30, 2018 and 2017:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2016	117	$119,915
Distribution paid to non-controlling interest	—	(2,915)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2017	117	$119,633

Balance at December 31, 2017	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2018	117	$119,633

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

The total rate of return on shares of the Series B Participating Preferred Stock is subject to a cap such that the total rate of return, when considering the Initial Liquidation Preference, the FVA Adjustment and the Premium Amount plus accrued and unpaid dividends, will not exceed 9.0%. Based on the data released by the USDA in August 2018 in their land values 2018 summary, the FVA adjustment for 2018 was determined to be $0.21 per share of Series B Participating Preferred Stock.

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of September 30, 2018 and December 31, 2017 was $146.4 million and $144.2 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the nine months ended September 30, 2018 and the year ended December 31, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2018	August 6, 2018	October 1, 2018	October 15, 2018	$0.0500
	May 9, 2018	July 2, 2018	July 16, 2018	0.1275
	March 27, 2018	April 2, 2018	April 16, 2018	0.1275
				$0.3050

2017	November 8, 2017	January 2, 2018	January 16, 2018	$0.1275
	July 19, 2017	October 2, 2017	October 13, 2017	0.1275
	May 8, 2017	June 30, 2017	July 14, 2017	0.1275
	February 22, 2017	April 1, 2017	April 14, 2017	0.1275
				$0.5100

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $2.6 million in distributions payable as of September 30, 2018. The distributions are payable annually in arrears on January 15 of each year.

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

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25,000,000 in shares of the Company’s common stock. On August 1, 2018, the Company’s board of directors approved a $30 million increase to the stock repurchase plan such that the Company may now repurchase up to an aggregate of $30.7 million in shares of its common stock and Series B preferred stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to continue to fund repurchases under the program using cash on hand.  The Company repurchased 1,949,450 shares for $14.3 million at an average price of $7.32 per share during the nine months ended September 30, 2018. As of September 30, 2018, the Company had approximately $30.7 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan, among other things, increased the aggregate number of shares of the Company’s common stock reserved for issuance from approximately 0.6 million, which was available under the First Amended and Restated Farmland Partners Inc. Equity Incentive Plan (together with the Second Amended Plan, the “Plan”), to approximately 1.3 million (including the approximate 0.5 million shares of restricted common stock that have been issued under the Plan and approximately 0.8 million shares reserved for future issuance). As of September 30, 2018, there were 0.6 million of shares available for future grant under the Plan.

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

A summary of the nonvested shares as of September 30, 2018 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2017	277	$11.16
Granted	160	7.68
Vested	(113)	8.26
Forfeited	(7)	8.25
Unvested at September 30, 2018	317	$10.50

For the nine months ended September 30, 2018 and 2017, the Company recognized $1.1 million and $1.1 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of September 30, 2018 and December 31, 2017, there were $2.0 million and $2.8 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.49 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2017, resulting in no change in fair value for the nine months ended September 30, 2018.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.1 million and $0.5 million in offering costs during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company had $0.2 million and $0.3 million, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$3,639	$2,216	$4,941	$2,277
Less: Nonforfeitable distributions allocated to unvested restricted shares	(15)	(36)	(99)	(116)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, Series A preferred units	(877)	(877)	(2,633)	(2,632)
Less: Dividends on Series B Participating Preferred Stock	(2,263)	(1,082)	(6,790)	(1,082)
Net income (loss) attributable to common stockholders	$484	$221	$(4,581)	$(1,553)

Denominator:
Weighted-average number of common shares - basic	32,222	32,862	32,590	30,695
Conversion of preferred units(1)	—	—	—	—
Unvested restricted shares(1)	—	—	—	—
Redeemable non-controlling interest(1)	—	—	—	—
Weighted-average number of common shares - diluted	32,222	32,862	32,590	30,695

Income (loss) per share attributable to common stockholders - basic	$0.02	$0.01	$(0.14)	$(0.05)

(1)	Anti-dilutive for the three and nine months ended September 30, 2018 and 2017.

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share. As of September 30, 2018, the Company no longer has any Common units included as redeemable non-controlling interests outstanding in the mezzanine section of the consolidated balance sheets.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 4.6 million and 6.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2018 and 2017, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2018, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the nine months ended September 30, 2018 and 2017, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018	December 31, 2017
Shares	31,379	33,058
Common Units	4,582	4,739
Unvested Restricted Stock Awards	327	276
	36,288	38,073

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

In determining hedge effectiveness of the interest rate swap the Company has utilized regression analysis and concluded the hedge was highly effective. On an ongoing basis the Company reviews hedge effectiveness, through regression analysis as well as assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract.

As of September 30, 2018, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$(173)
	Other Comprehensive Income	173

The effect of derivative instruments on the consolidated statements of operations for the periods ended September 30, 2018 and 2017 is set out below:

($ in thousands)
Cash flow hedging relationships	Amount of Gain / (Loss) recognized in OCI on derivative	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	25	Interest expense

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

The following table outlines the movements in the other comprehensive income account as at September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017
Beginning accumulated derivative instrument gain or loss	$—	$—
Net change associated with current period hedging transactions	173	—
Net amount of reclassification into earnings	—	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$173	$—

Note 11—Subsequent Events

On November 5, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on December 31, 2018 to stockholders of record as of December 14, 2018.

On November 5, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on January 15, 2019 to stockholders and unitholders of record as of January 1, 2019.

On November 5, 2018, the Company’s board of directors declared an annual dividend of $30.00 per Series A preferred unit payable on January 15, 2019 to holders of record on January 1, 2019. The Company accrues for the dividends on the Series A preferred units throughout the year. However, dividends on the Series A preferred units are paid annually.

From October 1, 2018 through October 11, 2018, the Company repurchased 482,757 shares for $3.3 million at an average price of $6.73 per share.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 163,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 75% of the acres in our portfolio are used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 25% of the acres in  our portfolio produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2018, we own a  87.9% interest in the Operating Partnership. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region:

Region (1)	Total Acres
Corn Belt	45,933
Delta and South	28,127
High Plains	31,279
Southeast	46,069
West Coast	11,586
162,994

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

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS provides volume purchasing services to our tenants, operates a small-scale custom farming business, and occasionally provides our tenants with small operating loans. As of September 30, 2018, the TRS performs these custom farming operations on 625 acres of farmland located in Florida.

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

Recent Developments

Completed Acquisitions

       During the nine months ended September 30, 2018, we completed five asset acquisitions. Consideration totaled $32.7 million and consisted of cash. No intangible assets were acquired through these acquisitions.

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

In our primary row crop farmland, we see flat to modestly higher rent rates in connection with 2019 lease renewals. This is consistent with, on the one hand, headwinds in primary crop markets and, on the other, tenant demand for leasing high quality farmland. Across specialty crops, operator profitability generally remains healthy. Participating lease structures are common in many specialty crops, and base lease rates are consistent with or slightly higher than those in 2018.

Lease Expirations

Farm leases are generally short-term in nature.  As of September 30, 2018, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents
2018 (remaining three months)	26,561	16.30%	$7,022	19.3%
2019	54,924	33.70%	10,362	28.5%
2020	40,512	24.90%	11,837	32.5%
2021	28,088	17.20%	5,621	15.4%
2022	6,537	4.00%	1,206	3.3%
2023 and beyond	6,372	3.90%	341	1.0%
	162,994	100.0%	$36,389	100.0%

As of September 30, 2018, we had approximately 48,000 acres for which lease payments are based on a percentage of farming revenues and 625 acres that are leased to our TRS.  Acres leased to our TRS are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We expect market rents in the coming year to be flat.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

The short to medium-term impact on the Company’s financial performance due to a trade conflict may be mitigated by the multi-year term structure of many of our leases and limited to contingent rent components. However, a long-term trade conflict would likely impact our rents and thereby negatively impact our business. Additionally, a long-term trade conflict would likely motivate non-US. agricultural businesses to strengthen their logistics and trade infrastructure. This may also lead to the weakening of U.S. agricultural trade relationships that would be difficult for the United States to reestablish in the future.

Factors Impacting Short Term Performance

Recent weather events that have hit the Southeast may have an impact on the Company’s expected fourth quarter and full year results that the Company is unable to estimate at this point. Such impact, if any, might be in terms of reduced revenues, increased costs, or shifting of revenue recognition to future periods.

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

Results of Operations

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

	For the three months ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
OPERATING REVENUES:
Rental income	$11,216	$11,107	$109	1%
Tenant reimbursements	984	474	510	108%
Crop sales	—	212	(212)	(100)%
Other revenue	349	253	96	38%
Total operating revenues	12,549	12,046	503	4%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,154	2,107	47	2%
Property operating expenses	1,502	1,400	102	7%
Acquisition and due diligence costs	34	180	(146)	(81)%
General and administrative expenses	1,688	1,707	(19)	(1)%
Legal and accounting	1,016	450	566	126%
Other operating expenses	—	88	(88)	(100)%
Total operating expenses	6,394	5,932	462	8%
OPERATING INCOME	6,155	6,114	41	1%

OTHER (INCOME) EXPENSE:
Other income	(53)	(135)	82	(61)%
(Gain) loss on disposition of assets	(2,950)	(44)	(2,906)	6,605%
Interest expense	5,001	3,683	1,318	36%
Total other expense	1,998	3,504	(1,506)	(43)%

Net income (loss) before income tax expense	4,157	2,610	1,547	(59)%

Income tax expense	—	—	—	NM

NET INCOME (LOSS)	$4,157	$2,610	$1,547	(59)%

NM=Not Meaningful

Our rental income for the three months ended September 30, 2018 was impacted by the three acquisitions completed in the fourth quarter of 2017 and the five acquisitions and five dispositions completed in the first three quarters of 2018. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the quarter ended September 30, 2018 includes 147,306 acres, representing 90% of our current portfolio on an acreage basis.

On a same-property basis, total rental income decreased $0.3 million, or 3.0%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Total rental income increased $0.1 million, or 1.0%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, resulting from the timing of crop share revenue recognition in connection with certain permanent crops. The average annual cash rent for the entire portfolio increased from $219 per acre for the three months ended September 30, 2017 to $227 per acre for the three months ended September 30, 2018.

Revenues recognized from tenant reimbursement of property taxes increased $0.5 million, or 108%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase is the result of an increased number of supplemental property tax invoices charged to the Company and reimbursed by tenants, which are largely related to leases on properties in the state of California.

There were no crop sales during the three months ended September 30, 2018 as compared to $0.2 million in the comparative three month period ended September 30, 2017. The 2017 crop sales related to one remaining development property that the Company acquired through the AFCO Mergers, and the property is estimated to be in its final year of growth before reaching commercial production.

Other revenues totaled $0.3 million during the three months ended September 30, 2018 as compared to $0.3 million in the comparative three-month period ended September 30, 2017. The $0.3 million recognized in the three months ended September 30, 2018 consisted of $0.3 million earned on interest and amortization of net loan fees from notes receivable compared to $0.3 million recognized in the three months ended September 30, 2017. Notes receivable totaled $11.9 million as of September 30, 2018 compared to $6.0 million as of September 30, 2017.

Depreciation, depletion and amortization expense increased $0.1 million, or 2.0%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of acquiring approximately $3.7 million in depreciable assets in the first three quarters of 2018 and an additional $3.8 million in depreciable assets during the fourth quarter of 2017.

Property operating expenses increased $0.1 million, or 7.0%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase relates to an increase in the Company’s reserves associated with receivables that are proving difficult to collect related to prior year revenue.

Acquisition and due diligence costs decreased by 81% for the three months ended September 30, 2018 as compared to the same period of the prior year. Prior year expenses largely related to costs associated with the acquisition of various farm properties.

General and administrative expenses decreased by 1.0% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  The decrease is due to lower overall payroll costs for employees.

Legal and accounting expenses increased $0.6 million, or 126%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, which was primarily a result of legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties under the pseudonym Rota Fortunae, as discussed below under Part II Item I “Legal Proceedings.” The Company believes that costs associated with the Rota Fortunae litigation in excess of $0.35 million will be covered by insurance. However, because the Company's insurance company has not provided a response to the Company’s claim for defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries which the Company believes it will be entitled to on completion of the claim review process at a future date.

Other operating expenses decreased $0.1 million, or 100%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of lower cost of goods sold on crop sales made in the period.

Other income decreased $0.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, which was primarily due to lower interest income on bank accounts.

The gain / loss on disposition of assets increased $2.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarly to the gain on sale of four properties in the Corn Belt and Delta and South regions during the period.

Interest expense increased $1.3 million, or 36%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase is the result of an increase in our outstanding borrowings from $485.4 million as of September 30, 2017 to $525.4 million as of September 30, 2018 along with increased interest rates. The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties.

Results of Operations

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

	For the Nine Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
OPERATING REVENUES:
Rental income	$31,214	$28,381	$2,833	10%
Tenant reimbursements	2,526	1,230	1,296	105%
Crop sales	410	649	(239)	(37)%
Other revenue	1,026	395	631	160%
Total operating revenues	35,176	30,655	4,521	15%

OPERATING EXPENSES
Depreciation, depletion and amortization	6,410	5,651	759	13%
Property operating expenses	5,299	4,399	900	20%
Acquisition and due diligence costs	175	878	(703)	(80)%
General and administrative expenses	5,352	5,840	(488)	(8)%
Legal and accounting	1,764	1,151	613	53%
Other operating expenses	11	363	(352)	(97)%
Total operating expenses	19,011	18,282	729	4%
OPERATING INCOME	16,165	12,373	3,792	31%

OTHER EXPENSE:
Other income	(224)	(157)	(67)	43%
(Gain) loss on disposition of assets	(3,086)	48	(3,134)	(6,529)%
Interest expense	13,833	9,852	3,981	40%
Total other expense	10,523	9,743	780	8%

Net income (loss) before income tax expense	5,642	2,630	3,012	115%

Income tax expense	—	—	—	NM

NET INCOME	$5,642	$2,630	$3,012	115%

NM=Not Meaningful

Our rental income for the nine months ended September 30, 2018 was impacted by the three acquisitions completed in the fourth quarter of 2017 and the five acquisitions and five dispositions completed in the first three quarters of 2018. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the nine months ended September 30, 2018 includes 109,270 acres, representing 67% of our current portfolio on an acreage basis.

On a same-property basis, total rental income increased $0.7 million, or 5.0%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Total rental income increased $2.8 million, or 10%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, as a result of crop share received during the quarter.  The average annual cash rent for the entire portfolio increased from $177 per acre for the nine months ended September 30, 2017 to $179 per acre for the nine months ended September 30, 2018.

Revenues recognized from tenant reimbursement of property taxes increased $1.3 million, or 105%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase is the result of an increased number of leases requiring reimbursement of property taxes to the Company by the tenant as well as supplemental property tax invoices charged to  the Company and reimbursed by tenants, which are largely related to leases on properties in the state of California.

Crop sales totaled $0.4 million during the nine months ended September 30, 2018 as compared to $0.6 million in the comparative nine month period ended September 30, 2017. The crop sales in the nine months ended September 30, 2018 relate to one remaining development property that the Company acquired through the AFCO Mergers, and the property is estimated to be in it’s final year of growth before reaching commercial production.

Other revenues totaled $1.0 million during the nine months ended September 30, 2018 as compared to $0.4 million in the comparative nine month period ended September 30, 2017. The $1.0 million recognized in the nine months ended September 30, 2018 consisted of $0.8 million earned on interest and amortization of net loan fees from notes receivable, $0.1 million in relation to revenue derived through the Company’s purchasing program and $0.1 million in relation to crop insurance proceeds compared to $0.4 million, $0.0 million and $0.0 million, respectively, recognized in the nine months ended September 30, 2017. Notes receivable totaled $11.9 million as of September 30, 2018 compared to $7.0 million as of September 30, 2017.

Depreciation, depletion and amortization expense increased $0.8 million, or 13%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of acquiring approximately $3.7 million in depreciable assets in the first three quarters of 2018 and an additional $3.8 million in depreciable assets during the fourth quarter of 2017.

Property operating expenses increased $0.9 million, or 20%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  $1.6 million of the increase relates to an increase in the Company’s property tax payments and property tax accruals, which related to the three acquisitions completed in the last  quarter of 2017 and the five acquisitions completed in the first three quarters of 2018 along with increases in property taxes and supplemental property tax payments associated with properties held by the Company. These increases were offset by a $0.7 million reduction in the Prudential sub-advisor fee that was paid in connection with the termination of the Prudential Sub-Advisory arrangements acquired from AFCO.

Acquisition and due diligence costs totaled $0.2 million for the nine months ended September 30, 2018 as compared to $0.9 million recognized in the same period of the prior year. These expenses relate to costs associated with the acquisition of various farm properties.

General and administrative expenses declined by $0.5 million, or 8%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  The decrease is due to a reduction in head count within the organization as well as a reduction in payroll expenses on new employees compared to the previous year, which led to a reduction in the compensation related expenses as compared to the nine months ended September 30, 2018.

Legal and accounting expenses increased $0.6 million, or 53%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was the result of a $1.0 million increase in legal and related costs associated with the Rota Fortunae litigation. The Company believes that the costs associated with the Rota Fortunae litigation in excess of $0.35 million will be reimbursed under its D&O insurance policy. The Company believes that costs associated with the Rota Fortunae litigation in excess of $0.35 million will be covered by insurance. However, because the Company's insurance company has not provided a response to the Company’s claim for defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries which the Company believes it will be entitled to on completion of the claim review process at a future date. This increase is offset by a $0.4 million decrease in audit fees for the year arising from the Company’s change in auditor.

Other operating expenses decreased $0.4 million, or 97%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 as a result of lower cost of goods sold on crop sales made in the period.

Other income increased $0.1 million, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, which was primarily due to higher interest income on bank accounts.

The gain / loss on disposition of assets increased $3.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarly to the gain on sale of five properties in the High Plains, Corn Belt and Delta and South regions.

Interest expense increased $4.0 million, or 40%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase is the result of an increase in our outstanding borrowings from $465.8 million as of September 30, 2017 to $525.4 million as of September 30, 2018 along with increased interest rates. The increase in our total borrowings was primarily driven by the use of debt financing to acquire new properties.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to Common unitholders and other general business needs.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland, to pay legal fees in relation to the Rota Fortunae litigation in excess of the Company’s insurance coverage and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock and make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows, proceeds from asset disposals and borrowings from prospective lenders.

During the nine months ended September 30, 2018, we sold five properties in the High Plains, Corn Belt and Delta and South regions for proceeds of $31.9 million. We used $11.2 million of such proceeds to repay a portion of the Prudential Note, Rabobank note and the Rutledge facility (as defined in the notes to the consolidated financial statements included elsewhere in this Current Report on Form 10-Q). We intend to use the proceeds from the sale of these properties for general corporate purposes.

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

Our board of directors has maintained our reduced dividend on our common stock and Common units for the third quarter of 2018. We currently intend to use the funds that would otherwise be used to pay dividends at the prior level for general corporate purposes, including to repurchase shares of our common stock or shares of our Series B participating preferred stock.  During the three months ended September 30, 2018, we used $14.3 million to repurchase an aggregate of 1,949,450 shares.We currently have authority to repurchase up to an aggregate of $30.7 million  in additional shares of our common stock or shares of our Series B participating preferred Stock. Our board of directors intends to reevaluate dividends on our common stock and Common units in future quarters. However, we can provide no assurances that dividends will be increased in the future.

Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” included in the financial statements section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in) operating activities	$13,633	$(3,401)
Net cash used in investing activities	$(15,665)	$(114,200)
Net cash (used in) provided by financing activities	$(27,696)	$199,733

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

As of September 30, 2018, we had $23.8 million of cash compared to $129.3 million at September 30, 2017.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $17.0 million primarily as a result of the following:

•	Receipt of $34.2 million in cash rents for the nine months ended September 30, 2018 as compared to receiving $28.2 million in cash rents in the nine months ended September 30, 2017;
•	An increase of $2.2 million in cash paid for interest as compared to the nine months ended September 30, 2017;
•	Receipt of $4.8 million related to crop share for the nine months ended September 30, 2018 as compared to $4.4 million related to crop share for the nine months ended September 30, 2017;
•

Receipt of $0.6 million related to tenant reimbursements for the nine months ended September 30, 2018 as compared to $0.4 million related to tenant reimbursements for the nine months ended September 30, 2017;

•	A $12.1 million reduction in cash payments made in relation to settling an assumed obligation as part of the AFCO Mergers; and
•	A increase of approximately $0.5 million in cash paid for other operating expenses as compared to the nine months ended September 30, 2017.

Cash Flows from Investing Activities

Net cash used for investing activities decreased $98.5 million primarily as a result of the following:

•

Completing five acquisitions during the nine months ended September 30, 2018 for aggregate cash consideration of $32.7 million, as compared to $92.7 million in aggregate cash consideration for 15 acquisitions and the AFCO Mergers during the nine months ended September 30, 2017;

•	An decrease of $5.7 million in investments in real estate improvements as compared to the nine months ended September 30, 2017;

•	Proceeds of $31.6 million received on the sale of five properties in the High Plains, Corn Belt and Delta and South regions;
•	A $3.9 million increase in principal repayments on notes receivable received by the Company as compared to the nine months ended September 30, 2017; and
•	A $2.7 million increase in notes receivable issued by the Company as compared to the nine months ended September 30, 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $227.4 million primarily as a result of the following:

•	Borrowings from mortgage notes payable decreased $80.8 million as compared to the borrowings during the nine months ended September 30, 2017;
•	Debt payments decreased $9.4 million as compared to the nine months ended September 30, 2017;
•	A $6.8 million increase in common stock repurchased as compared to the nine months ended September 30, 2017;
•	A $0.6 million increase in dividends paid on Series A preferred units as compared to the nine months ended September 30, 2017;
•	Increase of $2.1 million in dividends paid on common stock as compared to the nine months ended September 30, 2017;
•	An increase of $3.4 million in dividends paid on the Series B participating preferred stock as compared to the nine months ended September 30, 2017;
•	A $0.6 million decrease in payments associated with various offering costs as compared to the nine months ended September 30, 2017;
•	A decrease in distributions of $0.5 million to non-controlling interests as compared to the nine months ended September 30, 2017; and
•	A $0.6 million increase in the payments associated with debt issuance costs as compared to the nine months ended September 30, 2017; and
•

A $144.5 million decrease in cash received related to the proceeds from the issuance of Series B participating preferred stock during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.1 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. Also included in real estate related acquisition and due diligence costs for the nine months ended September 30, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $0.2 million termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improve comparability of our results over each reporting period and of our Company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2018	2017	2018	2017
Net income	$4,157	$2,610	$5,642	$2,630
(Gain) loss on disposition of assets	(2,950)	(44)	(3,086)	48
Depreciation, depletion and amortization	2,154	2,107	6,410	5,651
FFO	3,361	4,673	8,966	8,329

Stock based compensation	406	309	1,134	1,091
Indirect equity offering costs	—	—	—	—
Real estate related acquisition and due diligence costs	34	250	175	1,760
Distributions on Series A preferred units and dividends on Series B participating preferred stock	(3,140)	(1,959)	(9,423)	(3,714)
AFFO	$661	$3,273	$852	$7,466

AFFO per diluted weighted average share data:

AFFO weighted average common shares	37,122	38,997	37,522	37,118

Net income (loss) per share available to common stockholders	$0.02	$0.01	$(0.14)	$(0.05)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.09	0.06	0.29	0.12
Depreciation and depletion	0.06	0.05	0.17	0.15
Stock based compensation	0.01	0.01	0.03	0.03
Real estate related acquisition and due diligence costs	—	0.01	—	0.05
(Gain) loss on disposition of assets	(0.08)	—	(0.08)	—
Distributions on Series A preferred units and dividends on Series B participating preferred stock	(0.08)	(0.05)	(0.25)	(0.10)
AFFO per diluted weighted average share	$0.02	$0.09	$0.02	$0.20

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Basic weighted average shares outstanding	32,222	32,862	32,590	30,695
Weighted average OP units on an as-if converted basis	4,582	5,846	4,619	6,139
Weighted average unvested restricted stock	318	289	313	284
AFFO weighted average common shares	37,122	38,997	37,522	37,118

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$4,157	$2,610	$5,642	$2,630
Interest expense	5,001	3,683	13,833	9,852
Depreciation, depletion and amortization	2,154	2,107	6,410	5,651
(Gain) Loss on disposal of assets	(2,950)	(44)	(3,086)	48
EBITDAre	$8,362	$8,356	$22,799	$18,181

Stock based compensation	406	309	1,134	1,091
Real estate related acquisition and due diligence costs	34	250	175	1,760
Adjusted EBITDAre	$8,802	$8,915	$24,108	$21,032

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

At September 30, 2018, $181.5 million, or 35%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.8 million per year. At September 30, 2018, LIBOR was approximately 211 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $4.1 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

On July 11, 2018, a purported class action lawsuit, captioned Kachmar v. Farmland Partners, Inc. (the Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, captioned Mariconda v. Farmland Partners Inc. (the “Mariconda Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action.  Plaintiffs in both actions have moved to consolidate the Kachmar Action and the Mariconda Action.  Those motions are pending and the Company will not be required to respond to either complaint until those motions are decided.  At this time, no class has been certified in either the Kachmar Action or the Mariconda Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders.  The Company believes that costs associated with the Rota Fortunae litigation in excess of $0.35 million will be covered by insurance. However, because the Company's insurance company has not provided a response to the Company’s claim for defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries which the Company believes it will be entitled to on completion of the claim review process at a future date.

Item 1A.Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2017 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and those set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, growth prospects or the value of our securities.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

      None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended September 30, 2018 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase program by an aggregate of $30 million such that the amount of shares of our common stock and Series B participating preferred stock that may be repurchased is now approximately $38.5 million.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2018 - July 31, 2018	—	$—	—	$8,482,606
August 1, 2018 - August 31, 2018	503,600	6.58	—	35,167,195
September 1, 2018 - September 30, 2018	665,821	6.70	—	30,708,112
Total	1,169,421	$6.65	—	$30,708,112

As of the date of this report, the Company has repuchased 3,072,047 shares for $24.3 million at a weighted average price of $7.91 per share.

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

Farmland Partners Inc.

Date: November 9, 2018	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)