Form 10-K
period 2018-12-31
Farmland Partners Inc.
filed 2019-03-15
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $289,236,790 based on the closing sales price of $8.80 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 8, 2019, the registrant had 31,899,291 shares of common stock (34,295,802 on a fully diluted basis, including 2,396,511 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant outstanding for an aggregate market value of $165,238,327 ($177,652,254 on a fully diluted basis) based on the closing sales price of $5.18 on the New York Stock Exchange on March 8, 2019.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2018.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, future economic performance, crop yields and prices, future rental rates for our properties and the outcomes of ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions, and the other factors described in the risk factors included in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). Given these uncertainties contained or reflected in forward-looking statements, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by law.

PART I

Item 1. Business

Our Company

References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

We are the largest public farmland real estate investment trust in the nation, with a portfolio spanning approximately 162,000 acres across 17 states. Our company is currently diversified across more than 100 tenant farmers who grow more than 26 major commercial crops. As of the date of this Annual Report on Form 10-K, approximately 75% by value of our farmland portfolio is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and the balance is used to grow specialty crops, such as almond, citrus, blueberries, vegetables and edible beans. In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report on Form 10-K, we own 93.2% of the Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and none of the Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) or shares of our 6.00% Series B Participating Preferred Stock (the “Series B Participating Preferred Stock”). Unlike holders of our common stock, holders of Common units, Series A preferred units, and Series B Participating Preferred stock, generally do not have voting rights or the power to direct our affairs. See Note 9 to our consolidated financial statements for additional information regarding the Series A preferred units and our Series B Participating Preferred Stock.

In addition to farmland, we own the improvements on our farms, such as irrigation, drainage and grain storage facilities. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In 2018 we had lease options on eleven of our farms for solar and wind production. In addition, during 2018, we engaged directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of acres (approximately 625 acres during 2018) relying on custom farming contracts with local farm operators.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of the leases in place as of the date of this Annual Report on Form 10-K have fixed annual rental payments. Some of our leases have a variable rent component based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents helps insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants, while generating attractive risk-adjusted returns and making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of at least 50% of the annual rent, leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year.

We elected  and qualified to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our short taxable year ended December 31, 2014.

Full Year 2018 and Recent Highlights

During 2018:

•	Operating revenues increased 21.3% from 2017 for a total of $56.1 million as compared to 2017 operating revenues of $46.2 million;
•	Net operating income increased 31.8% from 2017 for a total of $29.7 million as compared to 2017 net operating income of $22.5 million;
•	Net income increased 52.2% from 2017 for a total of $14.0 million as compared to 2017 net income of $9.2 million;
•	Adjusted Funds from Operations (“AFFO”) decreased 33.6% from 2017 for a total of $9.0 million as compared to 2017 AFFO of $13.3 million;
•	We completed six asset acquisitions for total gross consideration of $33.2 million;
•	We completed five dispositions for total gross consideration of $31.9 million resulting in an aggregate gain on sale of $3.1 million;
•	We repurchased approximately 3.05 million shares of our common stock at an average price of $6.76 per share, or approximately $20.6 million in the aggregate; and
•	We repurchased approximately 24,000 shares of our Series B Participating Preferred Stock at an average price of $19.32 per share, or approximately $0.5 million in the aggregate.

For a definition of AFFO and a reconciliation of net income to AFFO, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Investment Focus

We seek to invest in farmland that will give our stockholders exposure to a well-diversified portfolio of high-quality U.S. farmland, while offering an attractive risk-adjusted combination of stable rental income generation and value appreciation. Our principal investment focus is on farmland located in agricultural markets throughout North America; however, we may seek to acquire farmland outside of North America in the future. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, processing plants and distribution centers, as well as livestock farms or ranches. In addition, under the FPI Loan Program, we may provide loans to farm operators secured by farmland, properties related to farming, crops (growing or stored), and/or agricultural equipment.

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

We expect to continue to lease the majority of our primary crop farmland and other farming related properties under leases that require the tenant to either pay or reimburse us for substantially all of the property’s operating expenses, including maintenance, water usage and insurance. Consistent with industry practices, we expect that we will generally be responsible for plantings and associated improvements on our permanent crop farmland while our tenants will be responsible for all operating costs. Several of our leases provide for the reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us. The rental payments we receive from the farm operators are the primary source of any distributions that we make to our stockholders.

We expect that over time rental income will increase. Most farmland in the areas where we own or intend to acquire land is leased under short-term leases (typically five years or less), and we plan to lease our properties under short-term leases when possible. By entering into short-term leases, we believe we will be in a position to increase our rental rates when the leases expire and are renewed or the land is re-leased, if prevailing rental rates have increased. However, we can provide no assurances that we will be able to increase our rental rates, or even maintain them at the same level, when the leases are renewed or the land is re-leased.

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

Family-Owned Properties

According to the USDA, as of 2017, approximately 96% of farms in the United States were owned by families. We believe that many farm families and individuals may wish to simultaneously sell some of their property and lease it back, continuing their operation of such property under a leasing arrangement. Sellers in these sale-leaseback transactions can use the sale proceeds to repay existing indebtedness, for growth of their farming operations or in other business endeavors. Under some circumstances, these sale-leaseback transactions might be driven by estate planning reasons. We believe that the farmland that we acquire and do not simultaneously lease back to the seller can be leased at attractive rental rates to other farm operators.

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

FPI Loan Program

We believe that our existing systems and personnel are well suited to source, diligence, close and manage loans under the FPI Loan Program at little or no additional cost to us. We believe that the business of making loans to farm operators secured by farmland,  properties related to farmland, crops (growing or stored), and/or agricultural equipment is highly complementary to, and synergistic with, our core business of investing in farmland. We generally find potential borrowers during the process of sourcing farm acquisitions. We conduct due diligence on loan collateral the same way we conduct due diligence on potential farm acquisitions, and we screen potential borrowers the same way we screen potential tenants. The FPI Loan Program offering gives us an increased visibility in the marketplace, thereby benefiting our core farmland investing business.

Seasonality

Because the leases for many of the properties in our portfolio require significant payments in advance of the spring planting season, we receive a significant portion of our fixed cash rental payments in the first calendar quarter of each year, although we recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.  We receive a significant portion of our variable rental payments in the fourth calendar quarter of each year, following harvest, with only a portion of such payments being recognized ratably through the year in accordance with GAAP, in relation to crop insurance contracts entered into by our tenants. The highly seasonal nature of the agriculture industry causes seasonality in our business to some extent. Our financial performance should be evaluated on an annual basis, which eliminates quarterly performance variability due to crop share revenues, lease periods not matching fiscal years, and other similar factors that may cause our quarterly results to vary during the course of the year.

Our Properties

As of the date of this Annual Report on Form 10-K, we own approximately 162,000 total acres of farmland. During the year ended December 31, 2018, the Company completed six acquisitions which were accounted for as asset acquisitions in Nebraska, North Carolina, South Carolina and Illinois. Consideration totaled $33.8 million and was comprised of cash. Also during the year ended December 31, 2018 the Company completed five dispositions in Texas, Illinois and Louisiana. Cash receipts on these dispositions totaled $31.9 million with a total gain of $3.1 million. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” for more information about our portfolio. The distribution of farms by regions is as follows:

Region	Total Acres
Corn Belt	45,933
Delta + South	26,846
High Plains	31,279
Southeast	46,196
West Coast	11,586
161,840

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

As of the date of this Annual Report on Form 10-K, our portfolio has the following rents or rent estimates for 2019 by lease type or status. This table does not include additional rents from properties not yet put in service due to improvement projects, loan interest income from loans outstanding under the FPI Loan Program, and other revenues:

($ in thousands)
Lease Type or Status - as of the date of this Annual Report	2019 Rent	%
Leases in place with third parties
Fixed rent (1)	$35,761	73.8%
Variable rent (2)	11,418	23.6%

Leases being negotiated (3)	1,298	2.6%
	$48,477	100.0%
Tenant Reimbursements	3,795
	$52,272

(1)	Includes the fixed rent portion of leases providing for fixed and variable rent components.
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

Farming Regulations

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

Competition

Competition to our efforts to acquire farmland can come from many different entities. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, other farmland REITs, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms such as Westchester Agriculture Asset Management (a TIAA company), Hancock Agricultural Investment Group, International Farming Corporation, Ceres Partners, Gladstone Land Corp, and UBS Agrivest, LLC. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.

Employees

At March 8, 2019, we had 13 employees. None of our employees is a member of a labor union.

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

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of these documents available to the public free of charge through our website or by contacting our Secretary at the address set forth above under “—Corporate Information.”

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

As of December 31, 2018 and March 8, 2019, we had approximately $525.3 million and $525.3 million, respectively, of outstanding indebtedness, all of which is secured by mortgages on our farms. We intend to incur additional debt in connection with future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through new debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of farms at inopportune times or on disadvantageous terms, which could result in losses. In addition, our debt agreements include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the lenders to, among other things, accelerate payment of all amounts outstanding under the loans and to exercise their remedies with respect to the collateral, including foreclosure and sale of the agricultural real estate securing the loans. Certain of our debt agreements also contain cross-default provisions that give the lender the right, in certain circumstances, to declare a default if we are in default under other loans. If any one of these events were to occur, our financial condition, results of operations, cash flow and ability to pay distributions to our stockholders could be materially and adversely affected.

We are currently subject to, and may in the future be subject to, litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We are currently subject to, and may be subject in the future, to litigation or threatened litigation, including claims relating to the actions of our tenants, claims brought by shareholders, and otherwise in the ordinary course of business.  In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. We are also subject to shareholder litigation and subject to a risk of additional shareholder litigation in the future.  Some of the pending and potential future claims against the company may result in significant defense costs and potentially significant judgments against us, some of which are not, may not be, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of pending claims against the Company or of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common and preferred stock.

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

The real estate investments made, and to be made, by us may be difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to liquidity needs, changing economic, financial and investment conditions may be limited or we may have to sell properties at a loss. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located, in each case may limit our ability to dispose of a property.

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

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2018, we owned 1,959 acres of farmland in Kansas and 1,690 in South Dakota, and our ownership of those farms may be challenged under Kansas or South Dakota law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

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

We are particularly susceptible to adverse weather conditions (such as windstorms, tornados, floods, drought, hail and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions in California, Illinois, North Carolina, Colorado and Arkansas, which generate a significant portion of our revenues.

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

The impacts of trade disputes could adversely affect the profitability of our tenants’ farming operations, which could have a material adverse effect on our results of operations,  financial condition, ability to make distributions to our stockholders and the value of our properties.

Recent trade disputes between the United States and its primary agricultural trade partners have negatively impacted the market prices of certain crops that our tenants grow on our properties. For example, China recently announced a 25% tariff on agricultural products including soybeans, corn, wheat and other agricultural products. Prior to the trade tensions, the U.S. exported 50% of its soybean crop, and 58% of those exports were to China, worth approximately U.S. $14 billion. In light of the trade disputes with the United States, China has been sourcing its agricultural products from other markets. A reduction in crop prices could adversely affect the profitability of our tenants and negatively impact their ability to make rental payments as they come due. If we are unable to recover the rental payments, our results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely effected. If we are required to remove a tenant, we may not be able to release the property at current rental rates or at all. Furthermore, prolonged trade disputes that lead to a continuation of  depressed crop prices could materially and adversely affect the underlying value of our properties

Adverse changes in government policies related to farming could affect the prices of crops and the profitability of farming operations, which could materially and adversely affect the value of our properties and our results of operations.

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

As a public company, we expect to continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company until the end of 2019, after which, we will incur additional costs applicable to public companies that are not emerging growth companies.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. After we are no longer an emerging growth company under the JOBS Act, beginning with our year ending December 31, 2020, Section 404 of the Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock

Under the FPI Loan Program, we provide loans to third-party farmers, which exposes us to risks associated with being a lender, including the risk that borrowers default on their obligations to us, which could adversely affect our results of operations and financial condition.

Under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. As of the date of this Annual Report on Form 10-K, we have made seven senior secured first-lien mortgage loans secured against farmland or farm related properties and one loan secured against crop to farmers totaling $19.1 million, with $11.9 million outstanding at December 31, 2018 (representing 0.01% of our total assets as of December 31, 2018), and we intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan or the maintenance of any equipment securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, crops, or equipment, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

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

As of December 31, 2018 and March 8, 2019, we had approximately $525.3 million and $525.3 million, respectively, of outstanding mortgage indebtedness excluding debt issuance costs. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

Changes to the base rate on our floating rate indebtedness could increase our borrowing costs.

A substantial portion of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”). In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

Risks Related to Our Organizational Structure

We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

Properties that we have acquired, including the properties we acquired in our acquisition of American Farmland Company (the “AFCO Mergers”), and properties that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of properties that we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us.

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

As of the date of this Annual Report on Form 10-K, we owned approximately 93.2% of the outstanding Common units in our operating partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

In addition to the fixed payments on our Series A preferred units and Series B Participating Preferred Stock, holders of our Series B Participating Preferred Stock may receive a Farmland Value Appreciation (“FVA”) payment that represents the cumulative change from the 2018 estimated average value per acre of farmland in the 17 states in which we owned farmland as of June 30, 2018 weighted by the percentage of the total unaudited book value of our properties held in each of the 17 states as of June 30, 2018. The FVA payment may be realized by a holder of Series B Participating Preferred Stock only upon (i) the exercise of our optional redemption right or conversion right after September 30, 2021, (ii) any conversion or redemption in connection with a change in control or (iii) the liquidation, dissolution or winding up of the Company. Any of these events could occur during a time in which the FVA amount has substantially appreciated from its 2018 level, which may require a significant distribution from the Company to holders of Series B Participating Preferred Stock, and could materially and adversely affect our cash available to make distributions to our common stockholders. Further, in addition to the FVA amount if a redemption or liquidation occurs on or before September 30, 2021, we will be required to pay a premium amount that is calculated based on the FVA amount, which could further reduce our cash available to make distributions to our common stockholders.

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

We intend to continue to pay regular quarterly distributions to our stockholders. However, we significantly reduced the amount of distributions on our common stock beginning in the third quarter of 2018, and we may be required to reduce our distributions further in the future.  All distributions will be made at the discretion of our Board of Directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock or Series B Participating Preferred Stock.

We are an "emerging growth company," and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock or Series B Participating Preferred Stock less attractive to investors.

In April 2012, President Obama signed into law the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for "emerging growth companies," including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which will be until December 31, 2019, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

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

Our common stock is subject to trading risks created by the spread of false information and manipulative trading.

Our common stock is widely traded and held by a diverse group of investors, including retail investors, and these investors are subject to the influence of information provided by third party investor websites and independent authors distributing information on the internet. This information is often widely distributed, in some cases anonymously, including through platforms that mainly serve as hosts seeking advertising revenue. These sites and internet distribution strategies create opportunities for individuals to pursue both “pump and dump” and “short and distort” strategies. We believe that many of these websites have little or no requirements for authors to have professional qualifications. While these sites sometimes require disclosure of stock positions by authors, as far as we are aware these sites do not audit the accuracy of such conflict of interest disclosures. In addition, we believe that many of these websites have few or lax editorial standards, and thin or non-existent editorial staffs. Despite our best efforts, we may not be able to obtain corrections to information provided on these websites about our Company, and any corrections that are obtained may not be achieved prior to the majority of audience impressions being formed for a given article. These conditions create volatility and risk for holders of our common stock and should be considered by investors. While we have sought to engage regulators to address activities that we believe are intentionally misleading, we can make no guarantees that regulatory authorities will take action on these types of activities, and we cannot guarantee that any action taken by regulators or legislators will timely address damage done by the activities of these websites and authors.

The number of shares of our common stock available for future issuance or sale may have adverse effects on the market price of our common stock.

As of December 31, 2018, approximately 30.6 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report on Form 10-K, other than the Common units held by us, approximately 4.6 million Common units in our operating partnership were outstanding, 4.6 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 4.6 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

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

Item 3. Legal Proceedings

On July 11, 2018, a purported class action lawsuit, captioned Kachmar v. Farmland Partners, Inc. (the Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, captioned Mariconda v. Farmland Partners Inc. (the “Mariconda Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action.  Several purported shareholders moved to consolidate the Kachmar Action and the Mariconda Action and for appointment as Lead Plaintiff.  On November 13, 2018, the plaintiff in the Kachmar action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported FPI shareholders, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Mariconda Action.  The Turners filed a consolidated amended complaint in the Mariconda Action on March 11, 2019.  The defendants’ deadline to respond to the consolidated amended complaint is April 15, 2019.  The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

On December 18, 2018, a purported FPI shareholder Jack Winter, filed a shareholder derivative complaint in the Circuit Court for Montgomery County Maryland (the “Winter Action”), purporting to assert breach of fiduciary duty claims derivatively on the Company’s behalf against the Company’s directors and certain of the Company’s officers.  The Winter Action alleges, among other things, that the Company’s directors and certain of the Company’s officers breached their fiduciary duties to the Company by allowing the Company to make allegedly false and misleading disclosures related to the FPI Loan Program.  On February 13, 2019, the parties filed a stipulation, agreeing to stay the Winter Action pending resolution of any motion to dismiss the Mariconda Action, described above.  On March 5, 2019, the court granted the parties’ request to stay the Winter Action until April 29, 2019 and scheduled an administrative hearing in the case on April 29, 2019.  The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders.  The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.  The Company expects that legal expenses related to this lawsuit may be substantial, may not be covered by insurance, and may exceed the Company’s recovery, if any, from the litigation.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “FPI.” On December 31, 2018 and March 8, 2019, the closing price of our common stock as reported on the NYSE was $4.54 and $5.18, respectively.

Stock Performance Graph

The following graph compares the total stockholder return of our common stock (assuming reinvestment of dividends) against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the SNL Financial REIT Index, or the SNLUS REITs for the period from April 16, 2014, the date of the initial listing of our common stock on the NYSE MKT to December 31, 2018. Our common stock began trading on the NYSE on September 8, 2015.

Total Return Performance
Farmland Partners Inc.
S&P 500 Index
SNL U.S. REIT Equity Index
SNL U.S. REITs < $250M Implied Cap Index
Index Value
200
150
100
50
0
04/10/14
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

		Period Ending
Index	04/10/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Farmland Partners Inc.	100.00	76.54	84.37	89.84	73.79	40.49
S&P 500 Index	100.00	113.98	115.56	129.38	157.62	150.71
SNL U.S. REIT Equity Index	100.00	117.39	120.63	131.34	141.97	134.95
SNL U.S. REITs < $250M Implied Cap Index	100.00	106.55	101.09	131.74	138.65	111.33

Distribution Information

Since our initial quarter as a publicly traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, beginning with the third quarter of 2018, we significantly reduced distribution amounts on our common stock, and we cannot provide any assurance as to the amount or timing of future distributions.

Our ability to make distributions in the future will depend upon our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations, including the impact of ongoing litigation. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see "Risk Factors." Any future distributions will be authorized by our Board of Directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to qualify and maintain our qualification as a REIT. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distribution.  No distributions can be paid on our common stock unless we have paid all cumulative dividends on our Series A preferred units and Series B Participating Preferred Stock. The distribution preference of our Series A preferred units and Series B Participating Preferred Stock could limit our ability to make distributions to the holders of our common stock.

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

Stockholder Information

As of March 8, 2019, there were approximately 47 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of March 8, 2019, there were approximately 18 holders (other than our company and management) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis.  As of March 8, 2019, there were six holders of our Series A preferred units. As of March 8, 2019, there was one holder of record of our Series B Participating Preferred Stock. However, because many shares of our Series B Participating Preferred Stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our Series B Participating Preferred Stock than record holders.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25 million in shares of our common stock.  In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. On August 1, 2018, our Board of Directors increased the authority under the share repurchase program by an aggregate of $30 million such that the amount of shares of our common stock and Series B participating preferred stock that may be repurchased is now approximately $38.5 million. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy, and other relevant factors.  In 2018 we repurchased 3,048,147 shares of our common stock at an average price per share of $6.76 for a total cost of approximately $20.6 million and we repurchased 23,913 shares of our Series B Participating Preferred Stock at an average price of $19.32 per share for a total cost of approximately $0.5 million in the aggregate. The following table represents the activity from the fourth quarter of 2018 under the share repurchase program:

					Total Number	Approximate
					of Shares	Dollar Value of
					Purchased as	Shares that May
					Part of	Yet Be
			Total		Publically	Purchased
	Total	Average	Preferred		Announced	Under the Share
	Common Shares	Price Paid	Shares	Average Price	Plans or	Repurchase
(shares in thousands)	Purchased	per Share	Repurchased	Paid Per Share	Programs	Program
October	483	$6.73	—	$—	—	$27,333,098
November	—	—	—	—	—	27,333,098
December	616	4.96	20	18.40	—	23,918,166
Total	1,099	$5.74	20	$18.40	—	$23,918,166

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our audited consolidated financial statements.  The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report.

All periods presented in the table below prior to April 16, 2014, the date of our initial public offering, reflect the operations of our Predecessor. The historical combined financial data for our Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of our initial public offering.

	As of and for the years ended December 31, 2018
($ in thousands)	2018	2017	2016	2015	2014
Operating Data
Total operating revenues	$56,069	$46,219	$31,001	$13,756	$4,218
Net income (loss)	$14,040	$9,158	$5,999	$1,689	$(671)
Per Share Data
Basic net income (loss) available to common stockholders	$(0.01)	$0.03	$0.09	$0.08	$(0.15)
Diluted net income (loss) available to common stockholders	$(0.01)	$0.03	$0.09	$0.08	$(0.15)
Distributions declared per common share	$0.36	$0.51	$0.51	$0.50	$0.33
Basic weighted average common shares outstanding	32,162	31,210	13,204	9,619	4,265
Diluted weighted average common shares outstanding	32,162	31,210	13,204	9,629	4,265
Supplemental Data
EBITDAre(1)	$38,501	$30,711	$17,523	$7,208	$1,030
Adjusted EBITDAre(1)	$40,335	$33,931	$21,624	$8,678	$2,089
FFO(1)	$19,702	$17,150	$7,553	$2,582	$(342)
AFFO(1)	$8,973	$13,514	$11,011	$4,052	$717
Balance Sheet Data
Total assets	$1,139,509	$1,166,086	$655,529	$344,954	$200,658
Total gross indebtedness	$525,326	$515,833	$309,862	$187,225	$113,878
Total liabilities	$535,968	$530,402	$320,020	$196,726	$117,132
Redeemable non-controlling interest in operating partnership, common units	$—	$—	$—	$9,694	$—
Redeemable non-controlling interest in operating partnership, preferred units	$120,510	$120,510	$119,915	$—	$—
Series B Participating Preferred Stock	143,758	144,223	—	—	—
Total equity (deficit)	$339,273	$370,951	$215,594	$138,534	$83,526

(1)

For definitions and reconciliations of net income to earnings before interest, taxes, depreciation and amortization, or EBITDAre, Adjusted EBITDAre, funds from operations, or FFO, and Adjusted FFO, or AFFO, as well as a statement disclosing the reasons why our management believes that EBITDAre, Adjusted EBITDAre, FFO and AFFO provide useful information to investors and, to the extent material any additional purposes for which our management uses such measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report on Form 10-K, we own farms with an aggregate of approximately 162,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas and Virginia. As of the date of this Annual Report on Form 10-K, approximately 75% of our portfolio by value, and 90% by acres, is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, with the balance used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

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

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report on Form 10-K we own 93.2% of the Common units and none of the Series A preferred units nor the Series B Participating Preferred Stock. See Note 9 to our consolidated financial statements for additional information regarding the Series A preferred units.

As of December 31, 2018, we owned 87.0% of the Common units in the Operating Partnership.

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Recent Developments

2018 Completed Acquisitions and Dispositions

During 2018, we completed six asset acquisitions. Consideration totaled $33.2 million and consisted entirely of cash. No intangible assets were acquired through these acquisitions. We also completed five dispositions for total consideration of $31.9 million for a total gain over net book value of $3.1 million or 9.7%.

Stock Repurchase

During 2018, the Company repurchased 3,048,147 shares at an average price per share of $6.76 for a total cost of approximately $20.6 million.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-

lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many crops experienced significant declines in 2014 and 2015 and many crops have still not recovered to their pre-2014 prices, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time.

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

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years.  Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, an approximate 5% increase. In comparison, world population is expected to grow over the same period to 9.1 billion, a nearly 40% increase. According to the World Bank Group arable land per capita has decreased by approximately 50% from 1961 to 2015. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. Additionally, we believe that farmland lost to urban development disproportionately impacts higher quality farmland. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average.The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

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

In our primary row crop farmland, we see flat to modestly higher rent rates in connection with 2019 lease renewals. This is consistent with, on the one hand, headwinds in primary crop markets and, on the other, tenant demand for leasing high quality farmland. Due to the short term nature of most of our primary crop leases, we believe that a recovery of crop prices and farm profitability will be reflected relatively rapidly in our revenues via increases in rent rates. Across specialty crops, operator profitability generally remains healthy. Participating lease structures are common in many specialty crops and base lease rates are consistent with or slightly higher than 2018.

Lease Expirations

Farm leases are often short-term in nature.  As of December 31, 2018 our portfolio had the following lease expirations as a percentage of approximate acres leased and annualized minimum cash rents:

		% of		% of
($ in thousands)	Approximate	Approximate	Annual	Annual
Year Ending December 31,	Acres	Acres	Cash Rents	Cash Rents
2019	57,376	36.5%	$10,616	31.8%
2020	40,196	25.6%	10,525	31.6%
2021	44,275	28.2%	7,921	23.7%
2022	9,197	5.9%	1,326	4.0%
2023	640	0.4%	27	0.1%
2024 and beyond	5,490	3.5%	2,944	8.8%
	157,175	100%	$33,359	100%

We have or are currently negotiating leases on 12,756 total acres.  We expect that rents for primary crop farmland will experience a modest increase in 2019. We expect that rents for specialty crop farmland will be flat to modestly increasing.

Rental Revenues

Our revenues are primarily generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to 25 years, with three being the most common.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

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

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many primary crops, particularly corn, experienced meaningful declines in 2014 and 2015, and have still not recovered to their pre-2014 prices. We do not believe such declines represent a trend over the long term. Rather, we believe those declines represented a combination of correction to historical norms (adjusted for inflation) and high yields due to favorable weather patterns. We expect that continued long-term growth trends in global population and GDP per capita will result in increased revenue per acre for primary crops over time. We expect pricing across specialty crops to generally remain firm relative to 2018 as U.S. and global consumer demand remains strong and supply is broadly balanced to demand. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

Interest Rates

We expect that future changes in interest rates will impact our overall operating performance by, among other things, increasing our borrowing costs. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (which is defined as nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that over time the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

Impact of Trade Tensions

As trade tensions have increased between the United States and its key agricultural trading partners, agricultural products have become the target for many international tariff increases. We believe that a prolonged international trade conflict could significantly impact farms and farmers across the United States and that our tenants’ financial results could be negatively impacted. Specifically, trade tensions have reduced the prices our tenants received for soybeans, almonds, and walnuts, among other crops, with an impact on the variable rents we recognized.

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

Impact of Extreme Weather Events

Our tenants’ profitability and, to some degree, our variable rent revenue were negatively impacted by extreme weather events in 2018. Specifically, hurricane Michael affected our pecan farms in Alabama and Georgia, and excess rainfall affected several row crop farms in Virginia, North Carolina, and South Carolina. Furthermore, a heat wave affected an avocado farm in California, with a negative impact expected on 2019 revenue.

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

Leases in place as of December 31, 2018 had terms ranging from one to twenty five years.  As of December 31, 2018, we had 72 leases over 137 properties with rent escalations. The majority of our leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay us rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, we typically receive a partial rent payment or no rent payment at all.

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

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

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

Other revenue

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

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

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  There was $(0.2) million in taxable income from the TRS for the year ended December 31, 2018, and $0.03 million in taxable income for the year ended December 31, 2017, and $0.03 million for the year ended December 31, 2016.

We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2018, we did not identify any uncertain tax positions.

When we acquire a property in a business combination, we evaluate such acquisition for any related deferred tax assets or liabilities and determine if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, we evaluate the required holding period (generally 5 years) and determine if we have the ability and intent to hold the underlying assets for the necessary holding period.  If we have the ability to hold the underlying assets for the required holding period, no deferred tax liability will be recorded with respect to the built-in gain. We determined that no deferred tax asset or liability was recorded through the business combination that we undertook during the year ended December 31, 2018.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

	For the year ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
OPERATING REVENUES:
Rental income	$51,185	$42,956	$8,229	19.2%
Tenant reimbursements	3,158	1,909	1,249	65.4%
Crop Sales	410	799	(389)	(48.7)%
Other revenue	1,316	555	761	137.1%
Total operating revenues	56,069	46,219	9,850	21.3%

OPERATING EXPENSES:
Depreciation and depletion	8,544	7,792	752	9.7%
Property operating expenses	7,834	5,897	1,937	32.8%
Acquisition and due diligence costs	180	930	(750)	(80.6)%
General and administrative expenses	7,477	7,258	219	3.0%
Legal and accounting	2,330	1,453	877	60.4%
Other operating expenses	11	361	(350)	(97.0)%
Total operating expenses	26,376	23,691	2,685	11.3%
OPERATING INCOME	29,693	22,528	7,165	31.8%

OTHER (INCOME) EXPENSE:
Other income	(264)	(391)	127	(32.5)%
Gain on sale of assets	(2,882)	200	(3,082)	NM
Interest expense	18,799	13,561	5,238	38.6%
Total other expense	15,653	13,370	2,283	17.1%

Net income before income tax expense	14,040	9,158	4,882	53.3%

Income tax expense	—	—	—	NM

NET INCOME	$14,040	$9,158	$4,882	53.3%

NM = Not Meaningful

Our rental income for 2018 was impacted by the 19 acquisitions that took place in 2017, primarily in the fourth quarter, in addition to the six acquisitions and five dispositions that took place in 2018. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented, excluding properties that generated one-time revenues such as termination fees. Due to the timing of the Company’s acquisitions of speciality crop farms, the same property portfolio consists almost exclusively of row crop farms. Total rental income under leases for the same-property portfolio decreased 0.6 million, or 3%, from $21.5 million for the year ended December 31, 2017 to $20.8 million for the year ended December 31, 2018, due to slightly higher rent on row crops in the periods compared.

Total rental income increased $8.2 million, or 19.2%, for the year ended December 31, 2018 as compared to the prior year. This increase was the result of the 25 acquisitions completed during the years ended December 31, 2018 and December 31, 2017. Management estimates that trade tensions and extreme weather events had a negative impact on 2018 rental income of approximately $1.0 million.

Leases in place in 2018 that provide for tenant payment of property taxes required the tenant to reimburse us for the tax amount we paid in 2018 for the 2017 taxable year. Due to changes in terms of lease renewals during 2018, the addition of permanent crop properties and certain outstanding leases, tenant reimbursements increased $1.2 million, or 65.4%, in 2018, as compared to 2017.

Crop sales decreased $0.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to the fact that there is only one permanent crop property included in the TRS in 2018. During 2017 the Company had two permanent crop development properties that were acquired as part of the AFCO Mergers and operated by the TRS.

Other revenue increased $0.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The change largely resulted from the increase in notes receivable for 2018 compared to 2017, leading to higher interest income.

Depreciation, depletion and amortization expense increased $0.8 million, or 9.7%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017.  The increase is the result of acquiring or constructing depreciable assets, net of disposals throughout 2018.

Property operating expenses increased $1.9 million or 32.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, most of which is attributable to an increase in property taxes as a result of six asset acquisitions completed in 2018 and a full year of depreciation on the 19 properties acquired in 2017. The increase included a $2.0 million increase in property taxes, also driven by the acquisitions completed during the year, and a $0.3 million increase in bad debt expense. These were offset by a $0.6 million decrease in general property operating expense.

Acquisition and due diligence costs totaled $0.2 million for the year ended December 31, 2018 as compared to $0.9 million recognized in the year ended December 31, 2017 primarily as a result of decreased acquisition activity in 2018.

General and administrative expenses increased $0.2 million, or 3.0%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. During the year ended December 31, 2018, compensation expenses increased $0.2 million, as compared with the same period in 2017, due to an increase in the board compensation and bonus expense. However these were offset by a $0.2 million decrease in employee compensation expense. During 2018, travel expenses increased approximately $0.2 million as compared to the prior year.

Legal and accounting increased $0.9 million, or 60.4%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in legal and accounting expenses was primarily attributable to increased costs related to litigation for the Rota Fortunae matter. See “Item 3—Legal Proceedings.” Legal general and administrative expenses increased $1.2 million compared to the same period in 2017, which was offset by a decrease in audit fees of $0.4 million compared to the same period in 2017.

Other operating expenses totaled $0.01 million during the year ended December 31, 2018 and $0.4 million in 2017. Other operating expenses for both periods relate to the cost of crop sales from our TRS’s farming operations.

Other income, which is comprised primarily of interest income recognized on the Company’s cash balances for the year and the sale of easements and rights-of-way, decreased by $0.1 million, or 32.5%, for the year ended December 31, 2018, as compared to 2017 as a result of a decrease in cash held by the Company.

During the year ended December 31, 2018 the Company completed five dispositions in Texas, Illinois and Louisiana. Cash receipts on sale totaled $31.9 million with a total gain recorded of $3.1 million. The company also recorded a $0.2 million loss on disposition of other assets. During the year ended December 31, 2017 the Company did not dispose of any farms, the dispositions made related to various farm equipment on existing properties.

Interest expense increased by $5.2 million or 38.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Interest expense increased as the result of an increase in our outstanding borrowings during 2018, which were $525.3 million as of December 31, 2018 and $515.8 million for the comparative period in 2017. We recognized increased interest expense of approximately $5.0 million during 2018 as a result of both increased interest rates and $21.0 million of new loans entered into during 2018. Additionally, we recognized a full year of interest expense in 2018 related to the $287.2 million worth of loans entered into throughout 2017.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

	For the Years Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
OPERATING REVENUES:
Rental income	$42,956	$29,668	$13,288	44.8%
Tenant reimbursements	1,909	263	1,646	625.9%
Crop Sales	799	846	(47)	(5.6)%
Other revenue	555	224	331	147.8%
Total operating revenues	46,219	31,001	15,218	49.1%

OPERATING EXPENSES:
Depreciation and depletion	7,792	1,554	6,238	401.4%
Property operating expenses	5,897	2,379	3,518	147.9%
Acquisition and due diligence costs	930	2,521	(1,591)	(63.1)%
General and administrative expenses	7,258	7,023	235	3.3%
Legal and accounting	1,453	1,447	6	0.4%
Other operating expenses	361	445	(84)	NM %
Total operating expenses	23,691	15,369	8,322	54.1%
OPERATING INCOME	22,528	15,632	6,896	44.1%

OTHER (INCOME) EXPENSE:
Other income	(391)	(337)	(54)	16.0%
Gain on sale of assets	200	—	200	NM %
Interest expense	13,561	9,959	3,602	36.2%
Total other expense	13,370	9,622	3,748	39.0%

Net income before income tax expense	9,158	6,010	3,148	52.4%

Income tax expense	—	11	(11)	(100.0)%

NET INCOME (LOSS)	$9,158	$5,999	$3,159	52.7%

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

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland, pay legal fees in relation to the Rota Fortunae litigation in excess of the Company’s insurance coverage, make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock and make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows and borrowings from prospective lenders.

In addition to utilizing current and any future available borrowings, we entered into equity distribution agreements on September 15, 2015 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $25 million. Through December 31, 2018 the Company has generated $11.1 million in net cash proceeds under the ATM Program is intended to provide cost-effective financing alternatives in the capital markets and we intend to use the net proceeds from the ATM Program, if any, for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes.  We only intend to utilize the ATM Program if the market price of our common stock reaches levels which are deemed appropriate by our Board of Directors.

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland, make other investments and certain long-term capital expenditures, make principal and interest payments on outstanding borrowings, and make distributions necessary to qualify for taxation as a REIT. In light of the level at which our common stock has traded in recent months, we have not been able to access the equity capital markets in order to fund our liquidity needs and we will not be able to do so unless and until our stock price recovers significantly. Furthermore, because of the trading price of our common stock, we have been unable to fund acquisitions of farmland with Common units. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, asset dispositions and, if our stock price recovers, future equity issuance (including issuances of Common units).

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

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31,
($ in thousands)	2018	2017	2016
Net cash provided by operating activities	$20,003	$929	$5,041
Net cash used in investing activities	$(15,864)	$(234,107)	$(137,396)
Net cash provided by (used in) financing activities	$(40,784)	$239,548	$156,007

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

As of December 31, 2018, we had $16.9 million of cash and cash equivalents compared to $53.5 million at December 31, 2017.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $19.1 million, primarily as a result of the following:

•	Decrease in accrued expenses of $17.4 million in 2018 as compared to the same period of 2017;
•	Increase in net income of $5.0 million in 2018 as compared to the same period in 2017;
•	A decrease in gain on disposition of assets of $3.1 million as compared to the same period in 2017 and
•	A decrease in deferred revenue of $1.6 million from 2017 to 2018

Cash Flows from Investing Activities

Net cash used for investing activities decreased $218.2 million primarily as a result of the following:

•	Completing six asset acquisitions in 2018 for aggregate cash consideration of $33.2 million, as compared to 19 acquisitions for aggregate cash consideration of $206.2 million in 2017;
•	Investment of $18.1 million for real estate improvements during the year ended December 31, 2018, as compared to $21.6 million in 2017;
•	Receiving $31.9 million from the sale of property in 2018 compared to $0.0 million in 2017: and
•	Decrease of $0.2 million in casualty loss insurance proceeds for the twelve months ended December 31, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $280.3 million primarily as a result of the following:

•	Borrowings from mortgage notes payable of $21.0 million during the twelve months ended December 31, 2018, as compared to borrowings of $212.2 million in the twelve months ended December 31, 2017;
•	Debt repayments of $11.5 million during 2018, as compared to $81.2 million in 2017;
•	Repurchase of $20.6 million in common stock during 2018 compared to $10.0 million in 2017;
•	Proceeds from the issuance of Series B Participating Preferred Stock of $0.0 million during the year, compared to proceeds from an equity offering of $144.5 million during 2017;
•	Dividend payments of $9.1 million to Series B Participating Preferred Stockholders made in 2018, compared to $3.3 million during 2017;
•	Dividend payments of $3.5 million to Series A Preferred Unit holders made in 2018, compared to $3.5 million during 2017; and
•	Distributions of $1.9 million to holders of Common Units (other than the Company) in 2018 compared to $3.1 million in 2017.

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

Cash Flows from Investing Activities

Net cash used for investing activities increased $96.7 million primarily as a result of the following:

•

Completing 18 acquisitions and one business combination in 2017 for aggregate cash consideration of $206.2 million, as compared to $131.8 million in aggregate cash consideration for 24 acquisitions in 2016;

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

•	Dividend payments of $2.9 million to Series A preferred unit holders made in 2017, compared to no dividends payments during 2016;
•	Dividend payments of $3.3 million to Series B Participating Preferred Stockholders made in 2017, compared to no dividends payments during 2016;
•	Payments of $0.6 million in offering costs made during 2017, as compared to $0.4 million in payments during 2016; and
•	Payments of $1.2 million in financing fees made during 2017, as compared to $1.1 million in payments during 2016.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2018:

($ in thousands)	Payments Due by Period
Contractual Obligations	2019	2020-2022	2023-2025	2026 & beyond	Total
Principal Payments of
Long-Term Indebtedness	$5,418	$161,123	$34,237	$324,547	$525,325
Interest Payments on
Fixed-Rate Long-Term Indebtedness	11,911	31,461	30,092	38,604	112,068
Variable-Rate Long-Term Indebtedness	6,874	16,565	7,855	5,525	36,819
Commitment on Mortgage Note Receivable	-	-	-	-	-
Lease Payments	74	-	-	-	74
Capital Commitments	-	-	-	-	-
Total	$24,277	$209,149	$72,184	$368,676	$674,286

(1)	Variable rate long-term indebtedness has been determined for purposes of this table based upon the balance and interest rates in place as of December 31, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.1 million,  $0.9 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Real estate related acquisition and due diligence costs for the year ended December 31, 2016 included $2.3 million in interest and loan fees associated with the short-term Bridge Loan and the Forsythe acquisition and as the interest and fees are a non-recurring item they have been excluded from the AFFO calculation. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.0 million, $0.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Also included in real estate related acquisition and due diligence costs for the year ended December 31, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $0.2 million termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improves comparability of our results over each reporting period and of our Company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2018	2017	2016
Net income (loss)	$14,040	$9,158	$5,999
(Gain) loss on disposition of assets	(2,882)	200	—
Depreciation and depletion	8,544	7,792	1,554
FFO	19,702	17,150	7,553

Stock based compensation	1,653	1,409	1,224
Indirect equity offering costs	—	—	88
Real estate related acquisition and due diligence costs	181	1,811	5,061
Distributions on preferred units	(12,563)	(6,856)	(2,915)
AFFO	$8,973	$13,514	$11,011

AFFO per diluted weighted average share data:

AFFO weighted average common shares	37,083	37,358	19,107

Net income (loss) available to common stockholders	$(0.01)	$0.03	0.09
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.39	0.21	0.24
Depreciation and depletion	0.23	0.21	0.08
Stock based compensation	0.04	0.04	0.06
(Gain) loss on disposition of assets	(0.08)	—	—
Real estate related acquisition and due diligence costs	0.01	0.05	0.26
Distributions on preferred units	(0.34)	(0.18)	(0.15)
AFFO per diluted weighted average share	$0.24	$0.36	0.58

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2018	2017	2016
Basic weighted average shares outstanding	32,162	31,210	13,204
Weighted average OP units on an as if converted basis	4,610	5,870	5,362
Weighted average unvested restricted stock	311	278	188
Weighted average redeemable non-controlling interest	—	—	353
AFFO weighted average common shares	37,083	37,358	19,107

As of December 31, 2018, 2017 and 2016 we had 35,176,571, 38,074,221 and 23,043,318 shares of common stock and Common units outstanding on a fully diluted basis, respectively.

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2018	2017	2016
Net income (loss)	$14,040	$9,158	$5,999
Interest expense	18,799	13,561	9,959
Income tax expense	—	—	11
Depreciation and depletion	8,544	7,792	1,554
(Gain) loss on disposition of assets	(2,882)	200	—
EBITDAre	$38,501	$30,711	$17,523

Stock based compensation	1,653	1,409	1,224
Indirect equity offering costs	—	—	88
Real estate related acquisition and due diligence costs	181	1,811	2,789
Adjusted EBITDAre	$40,335	$33,931	$21,624

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

At December 31, 2018, $181.4 million, or 35%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.8 million per year. At December 31, 2018, LIBOR was approximately 233 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase by approximately $4.3 million per year.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2019 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-39.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-40 through F-47:

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

10.2	†	Farmland Partners Inc. Second Amended and Restated 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed on May 5, 2015)
10.3	†	Form of Restricted Stock Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 9, 2018)
10.4	†	Form of Restricted Stock Award Agreement for Directors. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
10.5	*	Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto.
10.6	*†	Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Paul A. Pittman.
10.7	*†	Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri.
10.10

Amended and Restated Pledge and Security Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.11

Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.12

Amendment No. 1 to the Amended and Restated Bond Purchase Agreement, dated as of June 2, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.13

Amendment No. 2 to the Amended and Restated Bond Purchase Agreement, dated as of August 3, 2015. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 23, 2017)

10.14

Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2016)

10.15

Security Holder’s Agreement, dated as of March 2, 2016, by and among Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC and Farmland Partners Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2016)

10.16

Amendment No. 1 to the Contribution Agreement, dated February 22, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Illinois I LLC, and FPI Illinois II, LLC and Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.20

Loan Agreement, dated as of March 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, Cottonwood Valley Land LLC, PH Farms LLC and FPI Properties LLC and Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.21

Guaranty, dated as of March 29, 2016, by Farmland Partners Operating Partnership, LP in favor of Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.22

Amended and Restated Employment Agreement, dated as of November 15, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Erica Borenstein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2019)

10.23

Registration Rights Agreement, dated as of February 2, 2017, by and between Farmland Partneres Inc. and each of the holders named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.24

Amended and Restated Sub-Advisory Agreement, by and among American Farmland Company, American Farmland Company L.P., American Farmland Advisor LLC and Prudential Mortgage Capital Company, LLC. (Incorporated by reference to Exhibit 10.7 to American Farmland Company’s Registration Statement on Form S-11 (File No. 333-205260) filed on June 26, 2015)

10.25

Loan Agreement, dated as of December 5, 2013, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.28 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.26

Loan Agreement, dated as of January 14, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.29 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.27

Loan Agreement, dated as of August 18, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.30 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.28

Loan Agreement, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.1 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.29

Amendment to Loan Agreements, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.2 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.30

Second Amendment to Loan Agreements, dated as of February 3, 2017, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.31

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Ruledge Investment Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.32

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.33

Loan Agreement, dated as of February 3, 2017, by and between American Farmland Company L.P and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.34

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.35

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.36

Termination Agreement, dated as of February 18, 2017, by and between Farmland Partners Inc., PGIM Real Estate Finance, LLC and Capital Agricultural Property Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017)

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
10.41

Separation Agreement, dated April 10, 2018, by and between Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Robert L. Cowan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2018).

16.1

Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated March 12, 2018. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 12, 2018).

16.2		Letter of Concurrence from EKS&H LLLP, dated October 4, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 4, 2018).
21.1	*	List of subsidiaries.
23.1	*	Consent of Plante Moran, PLLC.
23.2	*	Consent of PricewaterhouseCoopers, LLP
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document*
101.SCH		XBRL Taxonomy Extension Schema*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase*
101.DEF		XBRL Taxonomy Extension Definition Linkbase*
101.LAB		XBRL Taxonomy Extension Label Linkbase*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase*

*    Filed herewith

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2019	FARMLAND PARTNERS INC.

	By:	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2019
Paul A. Pittman

/s/ Luca Fabbri	Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2019
Luca Fabbri

/s/ Jay Bartels	Director	March 14, 2019
Jay Bartels

/s/ Chris A. Downey	Director	March 14, 2019
Chris A. Downey

/s/ Joseph W. Glauber	Director	March 14, 2019
Joseph W. Glauber

/s/ John A. Good	Director	March 14, 2019
John A. Good

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2018

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmland Partners, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Farmland Partners, Inc. (the “Company”) as of December 31, 2018; the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018; and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante Moran LLP

Denver, Colorado

March 14, 2019

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Farmland Partners Inc.:

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Farmland Partners Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Denver, CO.

March 2, 2018

We served as the Company's auditor from 2013 to 2018.

Farmland Partners Inc.

Consolidated Balance Sheets

($ in thousands, except par value and share data)

	December 31,
	2018	2017
ASSETS
Land, at cost	$957,516	947,899
Grain facilities	12,184	11,463
Groundwater	11,473	12,107
Irrigation improvements	53,458	51,678
Drainage improvements	12,271	9,964
Permanent plantings	52,989	52,870
Other	8,196	8,245
Construction in progress	10,262	8,137
Real estate, at cost	1,118,349	1,102,363
Less accumulated depreciation	(18,202)	(10,285)
Total real estate, net	1,100,147	1,092,078
Deposits	—	239
Cash	16,891	53,536
Notes and interest receivable, net	11,877	9,760
Deferred offering costs	218	292
Deferred financing fees, net	261	348
Accounts receivable, net (See Note 1)	6,136	6,650
Inventory	341	126
Prepaid expenses and other assets	3,638	3,057
TOTAL ASSETS	$1,139,509	$1,166,086

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$523,641	514,071
Dividends payable	1,681	4,847
Derivative liability	865	—
Accrued interest	4,296	3,193
Accrued property taxes	1,666	1,584
Deferred revenue (See Note 2)	238	3,907
Accrued expenses	3,581	2,800
Total liabilities	535,968	530,402

Commitments and contingencies (See Note 6 and Note 8)

Series B Participating Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 6,013,587 shares issued and outstanding at December 31, 2018, and 6,037,500 shares issued and outstanding at December 31, 2017	143,758	144,223
Redeemable non-controlling interest in operating partnership, preferred units	120,510	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 30,594,592 shares issued and outstanding at December 31, 2018, and 33,334,849 shares issued and outstanding at December 31, 2017	300	329
Additional paid in capital	332,996	350,147
Retained earnings	4,852	5,161
Cumulative dividends	(42,695)	(31,199)
Other comprehensive income	(865)	—
Non-controlling interests in operating partnership	44,685	46,513
Total equity	339,273	370,951
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND EQUITY	$1,139,509	$1,166,086

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
OPERATING REVENUES
Rental income	$51,185	$42,956	$29,668
Tenant reimbursements	3,158	1,909	263
Crop Sales	410	799	846
Other revenue	1,316	555	224
Total operating revenues	56,069	46,219	31,001

OPERATING EXPENSES
Depreciation and depletion	8,544	7,792	1,554
Property operating expenses	7,834	5,897	2,379
Acquisition and due diligence costs	180	930	2,521
General and administrative expenses	7,477	7,258	7,023
Legal and accounting	2,330	1,453	1,447
Other operating expenses	11	361	445
Total operating expenses	26,376	23,691	15,369
OPERATING INCOME	29,693	22,528	15,632

OTHER (INCOME) EXPENSE:
Other income	(264)	(391)	(337)
(Gain) loss on disposition of assets	(2,882)	200	—
Interest expense	18,799	13,561	9,959
Total other expense	15,653	13,370	9,622

Net income before income tax expense	14,040	9,158	6,010

Income tax expense	—	—	11

NET INCOME	14,040	9,158	5,999

Net income attributable to non-controlling interest in operating partnership	(1,786)	(1,244)	(1,761)
Net income attributable to redeemable non-controlling interest in operating partnership	—	—	64

Net income attributable to the Company	$12,254	$7,914	$4,302

Nonforfeitable distributions allocated to unvested restricted shares	(111)	(151)	(96)
Distributions on redeemable non-controlling interests in operating partnership, common units	—	—	(113)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(12,563)	(6,856)	(2,915)

Net (loss) income available to common stockholders of Farmland Partners Inc.	$(420)	$907	$1,178

Basic and diluted per common share data:
Basic net (loss) income available to common stockholders	$(0.01)	$0.03	0.09
Diluted net (loss) income available to common stockholders	$(0.01)	$0.03	0.09
Distributions declared per common share	$0.3550	$0.5100	0.5100
Basic weighted average common shares outstanding	32,162	31,210	13,204
Diluted weighted average common shares outstanding	32,162	31,210	13,204

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands, except par value)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional	Retained		Other	Interest in
			Paid-in	Earnings	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	(Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2015	11,978	118	114,783	659	(7,188)	—	30,162	138,534

Net income	—	—	—	4,302	—	—	1,761	6,063
Proceeds from underwritten public offering, net of offering costs of $450 and underwriting discount of $1,569	3,100	31	32,823	—	—	—	—	32,854
Issuance of stock under the at-the-market offering, net of costs of $144	995	11	10,955	—	—	—	—	10,966
Grant of unvested restricted stock	119	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(5)	—	(3)	—	—	—	—	(3)
Stock based compensation	—	—	1,228	—	—	—	—	1,228
Dividends accrued or paid	—	—	(2,057)	(858)	(7,285)	—	(2,958)	(13,158)
Issuance of common units as partial consideration for asset acquisition	—	—	—	—	—	—	29,592	29,592
Conversion of Common units to shares of common stock	1,164	12	10,946	—	—	—	(10,958)	—
Conversion of redeemable units to Common units	—	—	—	—	—	—	9,518	9,518
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	3,425	—	—	—	(3,425)	—
Balance at December 31, 2016	17,351	172	172,100	4,103	(14,473)	—	53,692	215,594

Net income	—	—	—	7,914	—	—	1,244	9,158
Grant of unvested restricted stock	205	—	—	—	—	—	—	—
Costs incurred related to offerings	—	—	(120)	—	—	—	—	(120)
Conversion of Common units to shares of common stock	2,092	21	20,620	—	—	—	(20,641)	—
Stock based compensation	—	—	1,409	—	—	—	—	1,409
Dividends accrued or paid	—	—	—	(6,856)	(16,726)	—	(3,000)	(26,582)
Issuance of common stock as partial consideration for asset acquisition and business combination	14,815	148	168,835	—	—	—	—	168,983
Issuance of Common units as partial consideration for business combination	—	—	—	—	—	—	2,493	2,493
Issuance of Common units as partial consideration for asset acquisitions	—	—	—	—	—	—	10,033	10,033
Repurchase and cancellation of shares	(1,120)	(11)	(9,989)	—	—	—	—	(10,000)
Forfeiture of unvested restricted stock	(9)	(1)	(16)	—	—	—	—	(17)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(2,692)	—	—	—	2,692	—
Balance at December 31, 2017	33,334	329	350,147	5,161	(31,199)	—	46,513	370,951

Net income	—	—	—	12,254	—	—	1,786	14,040
Costs in association with shelf offering, net of costs of $218	—	—	(218)	—	—	—	—	(218)
Grant of unvested restricted stock	162	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(11)	(1)	(4)	—	—	—	—	(5)
Stock based compensation	—	—	1,653	—	—	—	—	1,653
Dividends accrued or paid	—	—	—	(12,563)	(11,496)	—	(1,627)	(25,686)
Conversion of common units to shares of common stock	157	2	1,542	—	—	—	(1,544)	—
Net change associated with current period hedging transactions						(865)		(865)
Repurchase and cancellation of shares	(3,048)	(30)	(20,567)	—	—	—	—	(20,597)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	443	—	—	—	(443)	—
Balance at December 31, 2018	30,594	$300	$332,996	$4,852	$(42,695)	$(865)	$44,685	$339,273

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,040	$9,158	$5,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	8,544	7,792	1,554
Amortization of discounts/premiums on debt	353	227	236
Amortization of net origination fees related to notes receivable	(5)	(16)	(3)
Amortization of below market leases	—	—	(72)
Stock based compensation	1,649	1,392	1,224
(Gain) loss on disposition of assets	(2,882)	200	—
Bad debt expense	876	300	150
Changes in operating assets and liabilities:
Increase in accounts receivable	(422)	(1,105)	(3,628)
Decrease (increase) in interest receivable	(484)	(331)	(79)
Increase in other assets	(1,029)	(892)	(306)
(Increase) decrease in inventory	(216)	257	(34)
Increase in accrued interest payable	1,103	1,655	856
(Increase) decrease in accrued expenses	2,139	(15,307)	2,598
(Decrease) in deferred revenue	(3,881)	(2,164)	(3,829)
(Increase) decrease in accrued property taxes	218	(237)	375
Net cash provided by operating activities	20,003	929	5,041

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(33,154)	(206,166)	(131,776)
Real estate improvements	(12,785)	(21,576)	(5,670)
Principal receipts on notes receivable	4,852	—	50
Issuance of notes receivable	(6,662)	(6,570)	—
Casualty loss insurance recovery	(8)	205	—
Proceeds from sale of property	31,893	—	—
Net cash used in investing activities	(15,864)	(234,107)	(137,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	21,000	212,190	207,387
Repayments on mortgage notes payable	(11,508)	(81,219)	(84,750)
Proceeds from underwritten public offering	(157)	—	33,276
Proceeds from ATM offering	—	—	11,110
Common stock repurchased	(20,598)	(10,000)	—
Participating preferred stock repurchased	(465)	—	—
Payment of offering costs	—	(573)	(423)
Payment of debt issuance costs	(204)	(1,293)	(1,116)
Proceeds from issuance of Series B participating preferred shares	—	144,523	—
Dividends on common stock	(14,433)	(14,688)	(6,600)
Dividends on Series A preferred units	(3,510)	(2,915)	—
Dividends on Series B participating preferred stock	(9,053)	(3,346)	—
Distributions to non-controlling interest in operating partnership	(1,856)	(3,131)	(2,877)
Net cash provided by (used in) financing activities	(40,784)	239,548	156,007

NET (DECREASE) INCREASE IN CASH	(36,645)	6,370	23,652
CASH, BEGINNING OF PERIOD	53,536	47,166	23,514
CASH, END OF PERIOD	$16,891	$53,536	$47,166

Cash paid during period for interest	$17,037	$11,827	$8,865
Cash paid during period for taxes	$—	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividends payable, common stock	$1,530	$4,243	$2,212
Distributions payable, common units	$229	$604	$726
Preferred distributions accrued	$3,510	$3,510	$2,915
Deferred offering costs amortized through equity in the period	$—	$420	$565
Additions to real estate improvements included in accrued expenses	$350	$1,375	$956
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interest in operating partnership in conjunction with acquisitions	$—	$181,509	$146,592
Below market lease acquisitions	$—	$—	$29
Other assets acquired in business combination	$—	$1,759	$—
Accounts receivable acquired in acquisitions	$—	$896	$—
Property tax liability assumed in acquisitions	$(15)	$596	$86
Deferred financing costs included in accrued expenses	$—	$16	$54
Offering costs included in accrued expenses	$—	$13	$90

See accompanying notes.

Farmland Partners Inc.

Notes to Consolidated Financial Statements

Note 1–Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of December 31, 2018, the Company owned a portfolio of approximately 162,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2018, the Company owned an 87.0% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of December 31, 2018, the TRS performs these custom farming operations on 625 acres of farmland owned by the Company located in Florida.

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

The Company’s financial condition as of December 31, 2018 and 2017, and the results of operations for the years ended December 31, 2018, 2017 and 2016, reflect the financial condition and results of operations of the Company.

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

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of December 31, 2017, all below market leases had been fully amortized, with amortization totaling $0.0 million recorded in the twelve months ended December 31, 2018.

As of December 31, 2018 and 2017, the Company had $1.3 million and $1.4 million respectively, recorded for tenant relationship intangibles with total accumulated amortization and amortization expense of $1.0 million and $0.6 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Cash

The Company’s cash at December 31, 2018 and 2017 was held in the custody of two and two financial institutions, respectively, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company or its predecessor in obtaining debt are deducted from the face amount of mortgage notes, lines of credit and bonds payable, net except for those costs relating to the Company’s lines of credit which are recognized as an asset within deferred financing fees, net.  During the year ended December 31, 2018, $0.2 million in costs were incurred in connection with the MetLife Term Loan 9, (as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable, net”). During the year ended December 31, 2017, $1.4 million in costs were incurred in connection with MetLife Term Loan 5, MetLife Term Loan 6, MetLife Term Loan 7, MetLife Term Loan 8, Rutledge Credit Facility and the Rabobank Note (as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable, net”). Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations.  The Company wrote off $0,  $0 and $6,209 of debt issuance costs to interest expense in conjunction with the early repayment of debt during the year ended December 31, 2018, 2017 and

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

2016, respectively.  Accumulated amortization of deferred financing fees was $0.7 million and $0.6 million as of December 31, 2018 and 2017, respectively.

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of December 31, 2018, the Company had issued six notes under the FPI Loan Program and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Notes Receivable.”

Allowance for Notes and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of December 31, 2018, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest. There was one note receivable that was past due at December 31, 2018, this note is secured by farmland, the Company believes that note will be fully recoverable.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of the offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs. The Company incurred $0.1 million and $0.5 million in offering costs during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had $0.2 million and $0.3 million, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or actual offerings of securities.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The allowance for doubtful accounts was $0.2 million and $0.5 million as of December 31, 2018 and 2017, respectively, which is recorded on the Consolidated Statement of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if  in relation to revenue recognized in the prior years.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

Inventory consisted of the following:

	December 31,
($ in thousands)	2018	2017
Harvested crop	$100	$126
Growing crop	122	—
General inventory	119	—
	$341	$126

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

Leases in place as of December 31, 2018 had terms ranging from one to twenty five years. As of December 31, 2018, the Company had 72 leases over 137 properties with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Contingent rent recognized for the years ended December 31, 2018, 2017 and 2016 totaled $13.2 million, $9.5 million, and $1.6 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Other revenue

The Company recognizes interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company recorded income tax expense totaling $0.0 million, $0.0 million, and $0.01 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $(0.02) million in taxable income from the TRS for the year ended December 31, 2018, $0.03 million at December 31, 2017, and $0.03 million for the year ended December 31, 2016 the Company did not have any deferred tax assets or liabilities for these years.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At December 31, 2018, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2017 and 2016 open tax years.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of the business combinations that it undertook during the years ended December 31, 2018 and December 31, 2017.

Derivatives and Hedge Accounting

The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements. All contracts entered into during the year ended December 31, 2018 met the criteria to be exempt from derivative accounting and were designated as normal purchase and sales exceptions for hedge accounting.

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

New or Revised Accounting Standards

Recently adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The Company completed its assessment of the impact of this guidance and determined that the primary impact relates to reporting crop sales revenue separately from other revenue the Company records in relation to interest income received from the Company’s loan program on the Consolidated Statement of Operations. There was no cumulative effect to retained earnings upon adoption. The majority of the Company’s contracts with customers relate to leases that fall within the scope of ASU 840.

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

(i)

For leases in which the Company is the lessee, the Company does not expect the guidance to have a material impact as there are only two operating leases for office space and for subleased property in Nebraska. Both of these leases have terms less than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company will record a right-of-use asset and a lease liability for the third lease that has a term greater than 12 months, but the Company does not expect it to have a  significant impact on the consolidated financial statements;

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

(ii)

For leases in which the Company is the lessor, the Company does not expect there to be a material impact as the majority of the Company’s leases do not contain a non-lease component. While the Company is expecting there to be other ancillary impacts for leases in which the Company is the lessor, they are not expected to be material to the consolidated financial statements. Under the new guidance lease procurement costs which were previously capitalized will be expensed as incurred. Lastly, under the new guidance, there are certain circumstances in which buyer-lessors in sale and leaseback transactions could potentially result in recording the transaction as a financial receivable if such transaction fails sale and leaseback criteria, the Company has two farm purchases that have previously been recorded as financial receivables, the adoption of Topic 842 does not affect this accounting.

The standard is effective for annual and interim reporting periods beginning after December 15, 2018, with modified retrospective restatement for each reporting period presented at the time of adoption. Early adoption is permitted. The Company will not early adopt this guidance.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption being allowed as of the fiscal years beginning after December 15, 2018. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements; however, the Company does not expect the new accounting guidance to have a material impact on its consolidated financial statements.

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

As of December 31, 2018 and 2017, the Company had $0.2 million, and  $3.9 million, respectively, in deferred revenue. The Company did not have any unamortized below market leases as of December 31, 2018 and 2017, respectively.

The following represents a summary of the rental income recognized during the three years ended December 31, 2018:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2018	2017	2016
Leases in effect at the beginning of the year	$37,434	$12,593	$2,609
Leases entered into or amended during the year	13,751	30,363	27,059
	$51,185	$42,956	$29,668

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments from tenants under all non-cancelable leases in place as of December 31, 2018, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for each of the next five years and beyond as of December 31, 2018 are as follows:

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2019	$37,027
2020	25,012
2021	13,122
2022	2,371
2023	500
2024 and beyond	3,417
$81,449

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2018, 2017 and 2016, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2018		2017		2016
Tenant A(1)	$6,996	13.6%	$7,041	16.4%	$—	—%
Tenant B(1)	$6,957	13.6%	$—	—%	$—	—%

(1)	The Company has numerous permanent crop leases with these major farming companies located in Califonia.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2018, 2017 and 2016 and straight line and crop share rental income recorded by the Company for the years then ended by location of the farm:

	Approximate % of Total Acres			Rental Income
	As of December 31,			For the year ended December 31,
Location of Farm	2018	2017	2016	2018	2017	2016
Alabama	0.3%	0.4%	—%	0.4%	0.2%	—%
Arkansas	8.3%	9.1%	10.0%	4.0%	4.7%	4.5%
California	7.2%	7.2%	—%	36.8%	27.8%	—%
Colorado	14.9%	15.1%	18.8%	4.4%	6.4%	9.3%
Florida	4.6%	4.6%	2.1%	1.7%	3.1%	0.6%
Georgia	3.3%	3.3%	2.9%	2.1%	4.0%	1.8%
Illinois	24.1%	25.5%	24.8%	24.3%	28.8%	25.4%
Kansas	1.2%	1.2%	1.6%	0.3%	0.4%	0.4%
Louisiana	5.2%	5.9%	8.1%	2.8%	3.3%	1.4%
Michigan	1.4%	1.4%	0.4%	1.7%	1.6%	0.4%
Mississippi	3.0%	3.1%	4.3%	1.7%	2.0%	2.2%
North Carolina	10.3%	6.9%	9.6%	7.1%	4.3%	39.1%
Nebraska	3.7%	3.7%	5.1%	3.0%	3.6%	5.2%
South Carolina	9.4%	9.1%	8.9%	7.9%	7.7%	8.3%
South Dakota	1.0%	1.1%	—%	0.7%	0.6%	—%
Texas	1.3%	1.7%	2.3%	0.8%	1.1%	1.4%
Virginia	0.8%	0.7%	1.1%	0.4%	0.4%	—%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman, the Company’s CEO.  During the years ended December 31, 2018, 2017 and 2016, the Company incurred costs of $0.1 million,  $0.2 million and $0.2 million, respectively, from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s Consolidated Statements of Operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s Consolidated Statements of Operations. As of December 31, 2018 and 2017 the Company had outstanding payables to American Agriculture Aviation LLC of $0.00 million and $0.01 million, respectively.

Note 5—Real Estate

As of December 31, 2018, the Company owned approximately 162,000 acres.

During the year ended December 31, 2018, the Company completed six acquisitions which were accounted for as asset acquisitions in Nebraska, North Carolina, South Carolina and Illinois. Consideration totaled $33.8 million and was comprised of cash. No intangible assets were acquired through these acquisitions.

During the year ended December 31, 2018 the Company completed five dispositions in Texas, Illinois and Louisiana. Cash receipts totaled $31.9 million with a total gain of $3.1 million.

During the year ended December 31, 2017, the Company completed 18 acquisitions which were accounted for as asset acquisitions in Illinois, South Carolina, Colorado, Georgia, Kansas, Michigan, California, South Dakota and Arkansas.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product aimed at farmers as a complement to the Company's business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related projects. These loans are secured by farmland, properties related to farming, crops (growing or stored), and/or agricultural equipment, and are typically in principal amounts of $100,000 or more at fixed interest rates with maturities of up to three years. The Company expects the borrower to repay the loans in accordance with the applicable loan agreements based on farming operations and access to other forms of capital, as permitted.  Notes receivable are stated at their unpaid principal balance, and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018 and 2017, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of
Loan	Payment Terms	December 31, 2018	December 31, 2017	Maturity
Mortgage Note (1)	Principal & interest due at maturity	$1,840	$1,800	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	234	240	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,145	2,194	3/16/2022
Mortgage Note (3)	Principal & interest due at maturity	-	100	1/31/2018
Mortgage Note (4)	Principal due at maturity & interest paid in advance	-	669	2/15/2018
Mortgage Note (5)	Principal due at maturity & interest paid in advance	-	2,700	1/29/2018
Mortgage Note (6)	Principal & interest due at maturity	1,647	1,647	3/1/2020
Mortgage Note	Principal & interest due at maturity	5,125	-	8/19/2020
Mortgage Note (7)	Principal & interest due at maturity	62	-	12/31/2018
Line of Credit (8)	Principal & interest due at maturity	106	-	11/15/2018
Total outstanding principal		11,159	9,350
Points paid, net of direct issuance costs		-	(6)
Interest receivable (net prepaid interest)		947	461
Provision for loan receivable		(229)	(45)
Total notes and interest receivable		$11,877	$9,760

(1) In January 2016 the maturity date of the note was extended from January 15, 2016 to January 15, 2017 with the year 1 interest received at the time of the extension and principal and remaining interest due at maturity.  On July 28, 2017 the Company notified the borrower of default on the Promissory Note. The Company currently believes that collectability is reasonably assured based upon underlying collateral of the secured property.

(2)The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the third and fifth anniversary of the notes by the borrower.

(3)Amounts fully repaid subsequent to December 31, 2017.

(4) Amounts fully repaid subsequent to December 31, 2017.

(5)Amounts fully repaid subsequent to December 31, 2017.

(6)In April 2018 the interest rate on the note was increased from 6.50% to 7.50% and a loan fee of 1.0% was initiated for the period ended March 31, 2019.

(7)Note maturity is in the process of being extended.

(8)Note maturity is in the process of being extended.

A reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2018, 2017 and 2016 is set out below:

	Years ended December 31,
	2018	2017	2016
($ in thousands)
Balance at beginning of year	$9,350	$2,780	$2,830
Additions during year:
New mortgage loans and additional advances on existing loans	6,662	7,372	-
Interest income added to principal	-	-	-
Amortization of discount	-	-	-
	16,012	10,152	2,830
Deductions during year:
Collection of principal	4,853	802	50
Foreclosure	-	-	-
Balance at end of year	$11,159	$9,350	$2,780

The collateral for the mortgage notes receivable consists of real estate and improvements present on such real estate.  For income tax purposes the aggregate cost of the investment of the mortgage notes is the carrying amount per the table above.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of December 31, 2018 and 2017 the fair value of the notes receivable was $11.7 million and $9.4 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2018 and 2017, the Company had the following indebtedness outstanding:

			Annual Interest				Book Value of
			Rate as of	Principal Outstanding as of			Collateral
($ in thousands)			December 31,	December 31,			as of December 31,
Loan	Payment Terms	Interest Rate Terms	2018	2018	2017	Maturity	2018	2017
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	14,915	14,915	April 2025	$22,076	$21,688
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,561	18,436
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	80,989	80,936
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,828	7,723
MetLife Term Loan #1 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	89,913	90,000	March 2026	199,584	198,309
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	32,189	31,633
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	27,525	27,202
MetLife Term Loan #4 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	31,124	30,671
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	8,379	January 2027	13,964	17,245
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	27,158	February 2027	58,058	56,199
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	21,253	21,253	June 2027	48,963	48,247
MetLife Term Loan #8	Semi-annual interest only	4.12% adjusted every three years	4.12%	44,000	44,000	December 2042	110,042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	-	May 2028	40,981	—
Farm Credit of Central Florida	(2)	LIBOR + 2.9375% adjusted monthly (4)	5.44%	5,060	5,102	September 2023	13,263	10,212
Prudential	(3)	3.20%	3.20%	5,144	6,481	July 2019	10,583	11,622
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	4.08%	64,359	66,400	March 2028	134,901	137,788
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	17,000	25,000	January 2022	29,576	46,259
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	25,000	25,000	January 2022	39,749	49,454
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	25,000	25,000	January 2022	58,006	59,339
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	15,000	15,000	January 2022	29,170	28,535
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.63%	30,000	30,000	January 2022	85,707	69,818
Total outstanding principal				525,326	515,833		$1,092,841	$1,061,358
Debt issuance costs				(1,685)	(1,762)
Unamortized premium				-	-
Total mortgage notes and bonds payable, net				$523,641	$514,071

(1)

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

(3)	Loan is an amortizing loan with semi-annual principal and interest payments that commence on July 1, 2017, with all remaining principal and outstanding interest due at maturity.
(4)	Interest rate changed as of 12/31/18 from LIBOR + 2.6875% to LIBOR + 2.9375%

Farmer Mac Facility

The Company and the Operating Partnership are parties to the Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015 and amended as of June 2, 2015 and August 3, 2015 (the “Bond Purchase Agreement”), with Federal Agricultural Mortgage Corporation (“Farmer Mac”) and Farmer Mac Mortgage Securities

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2018 and December 31, 2017, the Company and the Operating Partnership had $74.4 million and $74.4 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at December 31, 2018.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of December 31, 2018.

Each of the MetLife Loan Agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019. The Company was in compliance with all covenants under the Farm Credit of Central Florida Mortgage Notes as of December 31, 2018.

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

Beginning on December 21, 2017, the Prudential Note requires the Company to maintain a loan to value no greater than 60%. The Company was in compliance with all covenants under the Prudential Note as of December 31, 2018.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of December 31, 2018 $0 remains available under this facility.

As of December 31, 2018, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Rabobank Mortgage Note

On December 15, 2017, the Company, the Operating Partnership and five wholly owned subsidiaries of the operating partnership entered into a loan agreement (the “Rabobank Mortgage Note”) with Rabo Agrifinance LLS (“Rabo”) which provides for a loan of approximately $66.4 million to the Company with a maturity date of March 1, 2028. Interest on the Rabobank Mortgage Note is payable semi annually and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the six-month LIBOR plus 1.70% which is subject to adjustment on the first day of March 2020, 2022, 2024 and 2026. Principal is payable annually commencing on March 1, 2024, with all remaining principal and outstanding interest due at maturity. Proceeds from the Rabobank Mortgage Note were used for the retirement of debt under the Farmer Mac Bonds. The Company was in compliance with all covenants under the Rabobank Mortgage Note as of December 31, 2018.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The Rabobank Mortgage Note includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit Rabobank, among other things, to accelerate payment of all amounts outstanding under the Rabobank Term Loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that collateralize the Rabobank Term Loans.

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

Aggregate Maturities

As of December 31, 2018, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2019	$5,418
2020	48,574
2021	274
2022	112,274
2023	3,962
Thereafter	354,823
$525,327

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2018 and 2017, the fair value of the mortgage notes payable was $518.6 million and $512.8 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation.

In April 2015, the Company entered into a lease agreement for office space.  The lease expires July 31, 2019.  The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, and $10,534 in June 2018.  As of December 31, 2018, future minimum lease payments are as follows:

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2019	$74
2020	—
2021	—
2022	—
2023 and beyond	—
$74

Subsequent to December 31, 2018, the Company entered into an extension of their lease agreement for office space through to July 31, 2020.

Note 9—Stockholders’ Equity and Non-controlling Interests

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

As of December 31, 2018 and 2017, the Company had 35.2 million and 38.0 million, respectively, fully diluted outstanding shares, including Common units and restricted shares of common stock.

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority-owned partnership.  As of December 31, 2018, the Company owned 87.0% of the outstanding Common units and the remaining 13.0% of the Common units are included in non-controlling interest in Operating Partnership on the consolidated balance sheets.

On or after 12 months after becoming a holder of Class A Common units, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the partnership agreement of the Operating Partnership, to tender for redemption all or a portion of such units in exchange for a cash amount equal to the number of tendered units multiplied by the fair market value of a share of the Company’s common stock (determined in accordance with, and subject to adjustment under, the terms of the partnership agreement of the Operating Partnership), unless the terms of such units or a separate agreement entered into between the Operating Partnership and the holder of such units provide that they do not have a right of redemption or provide for a shorter or longer period before such holder may exercise such right of redemption or impose conditions on the exercise of such right of redemption. On or before the close of business on the tenth business day after the Company receives a notice of redemption, the Company may, as the parent of the general partner, in its sole and absolute discretion, but subject to the restrictions on the ownership of common stock

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

imposed under the Company’s charter and the transfer restrictions and other limitations thereof, elect to acquire some or all of the tendered units in exchange for cash or shares of the Company’s common stock, based on an exchange ratio of one share of common stock for each Common unit (subject to anti-dilution adjustments provided in the partnership agreement). As of December 31, 2018, there were 4.6 million outstanding Common units eligible to be tendered for redemption.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity transactions including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the three years ended December 31, 2018.  To reflect these changes, adjustments were made to increase / (decrease) the non-controlling interest in the Operating Partnership by ($0.4) million, $2.7 million, and ($3.4) million during the years ended December 31, 2018, 2017 and 2016 respectively, with the corresponding offsets to additional paid-in capital.

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

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Under the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, Series A preferred units on the balance sheet with the offset recorded to additional paid-in capital.  On March 2, 2016, 0.1 million Series A preferred units were issued as partial consideration in the Forsythe farm acquisition (See “Note 5—Real Estate”).  Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such Series A preferred units as of December 31, 2018 was $120.5 million including accrued distributions.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2018 and 2017:

	Common		Preferred
($ in thousands)	Redeemable OP Units	Redeemable Non-controlling Interests	Redeemable OP Units	Redeemable Non-controlling Interests
Balance at December 31, 2016	—	$—	117	$119,915
Distribution paid to non-controlling interest	—	—	—	(2,915)
Accrued distributions to non-controlling interest	—	—	—	3,510
Balance at December 31, 2017	—	$—	117	$120,510

Balance at December 31, 2017	—	$—	117	$120,510
Distribution paid to non-controlling interest	—	—	—	(3,510)
Accrued distributions to non-controlling interest	—	—	—	3,510
Balance at December 31, 2018	—	$—	117	$120,510

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2018 and 2017, the balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock was $143.8 million and $144.2 million, respectively. During the year ended December 31, 2018, and December 31, 2017 the Company declared and paid dividends relating to the Series B Participating Preferred Stock of $9.1 million and $3.3 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Distributions

The Company’s Board of Directors declared and and the Company paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2018, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2018	February 13, 2018	April 2, 2018	April 16, 2018	0.1275
	May 1, 2018	July 2, 2018	July 16, 2018	0.1275
	August 8, 2018	October 1, 2018	October 15, 2018	$0.0500
	November 5, 2018	January 1, 2019	January 15, 2019	0.0500
				$0.3550
2017
	February 22, 2017	April 1, 2017	April 14, 2017	0.1275
	May 8, 2017	June 30, 2017	July 14, 2017	0.1275
	July 19, 2017	October 2, 2017	October 13, 2017	0.1275
	November 8, 2017	January 2, 2018	January 16, 2018	0.1275
				$0.5100

2016
	March 8, 2016	April 1, 2016	April 15, 2016	$0.1275
	May 9, 2016	July 1, 2016	July 15, 2016	0.1275
	August 3, 2016	September 30, 2016	October 14, 2016	0.1275
	November 3, 2016	January 2, 2017	January 13, 2017	0.1275
				$0.5100

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company accrued $3.5 million in distributions payable as of December 31, 2018 which was paid on January 15, 2019.  The distributions are payable annually in arrears on January 15 or the next business day, of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  During the years ended December 31, 2018, 2017 and 2016 13%,  52% and 100% respectively, of the income distributed in the form of dividends was characterized as ordinary income.

Share Repurchase Program

On March 15, 2017, the Board of Directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. Subsequently on August 1, 2018, our Board of Directors increased the authority under the share repurchase program by an aggregate of $30 million such that the amount of shares of our common stock and Series B participating preferred stock that may be repurchased is now approximately $38.5 million.  Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. In November 2017, the Board of Directors approved repurchases of the Company’s Series B Participating Preferred Stock from time to time under the share repurchase program. This share repurchase program does not obligate the Company to acquire any particular amount of common stock or Series B Preferred Stock and it may be modified or suspended at any time at the Company’s discretion. The Company expects to fund repurchases under the program using cash on its balance sheet. During 2018, the Company had repurchased 3,048,147 shares at an average price per share of $6.76 for a total cost of approximately $20.6 million.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.3 million shares. As of December 31, 2018, there were 0.6 million of shares available for future grants under the Plan.

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

During 2018 the Company granted 0.2 million restricted shares of common stock, with an aggregate grant date fair value of $1.2 million, to employees and directors.  The restricted shares vest ratably over a one,  three or five-year vesting period, subject to continued service.

During 2017 the Company granted 0.2 million restricted shares of common stock, with an aggregate grant date fair value of $2.3 million, to employees and newly appointed directors.  The restricted shares vest ratably over a one, three  or  five year vesting period, subject to continued service. During 2016 the Company granted $0.1 million restricted shares of common stock, with an aggregate grant date fair value of $1.3 million, to employees and directors.  The restricted shares vest ratably over a three vesting period, subject to continued service.

During 2018, 11,270 restricted shares of common stock were forfeited by independent directors and employees.  The Company had recorded $33,896 in stock based compensation and paid $6,472 in dividends with respect to such restricted shares.  In connection with the forfeiture of restricted shares, the Company reversed $2,519 in previously recorded compensation expense, net of the dividends paid.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the non-vested restricted shares as of December 31, 2018, 2017 and 2016 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested at January 1, 2016	145	13.87
Granted	119	10.78
Vested	(70)	13.96
Forfeited	(5)	11.09
Unvested at December 31, 2016	189	11.98

Granted	205	11.30
Vested	(108)	12.84
Forfeited	(9)	11.00
Unvested at December 31, 2017	277	11.16

Granted	162	7.67
Vested	(129)	8.54
Forfeited	(11)	8.11
Unvested at December 31, 2018	299	$9.49

For the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.7 million, $1.4 million and $1.2 million, respectively, of stock-based compensation expense related to these restricted stock awards.  As of December 31, 2018, 2017 and 2016, there was $1.6 million, $2.1 million and $1.2 million, respectively, of total unrecognized compensation costs related to non-vested stock awards which are expected to be recognized over weighted-average periods of 1.2 years.

Earnings per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the year ended December 31,
($ in thousands)	2018	2017	2016
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$12,254	$7,914	$4,302
Less: Nonforfeitable distributions allocated to unvested restricted shares	(111)	(151)	(96)
Less: Distributions on redeemable non-controlling interersts in operating partnership, Common units	—	—	(113)
Less: Distributions on redeemable non-controlling interests in operating partnership, Series A Preferred units	(3,510)	(3,510)	(2,915)
Less: Dividends on Series B Participating Preferred Stock	(9,053)	(3,346)	—
Net (loss) income attributable to common stockholders	$(420)	$907	$1,178

Denominator:
Weighted-average number of common shares - basic	32,162	31,210	13,204
Conversion of Series A preferred units(1)	—	—	—
Conversion of Series B participating preferred stock	—	—	—
Unvested restricted shares(1)	—	—	—
Weighted-average number of common shares - diluted	32,162	31,210	13,204

Income (loss) per share attributable to common stockholders - basic	$(0.01)	$0.03	$0.09
Income (loss) per share attributable to common stockholders - diluted	$(0.01)	$0.03	$0.09

(1)	Anti-dilutive for the year ended December 31, 2018, 2017 and 2016.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations.  The weighted average number of Common units held by the non-controlling interest was 4.6 million and 5.9 million for the years ended December 31, 2018 and 2017, respectively. The weighted average number of Excess Units held by the non-controlling interest was 0.0 million for the year ended December 31, 2018. There were 0.0 million Excess Units outstanding during the year ended December 31, 2017.

For the year ended December 31, 2018, diluted weighted average common shares do not include the impact of 0.3 million shares of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the year ended December 31, 2017, diluted weighted average common shares do not include the impact of 0.3 million shares of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive.

The following equity awards and units are outstanding as of December 31, 2018, 2017 and 2016, respectively.

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Shares	30,295	33,058	17,163
OP Units	4,582	4,739	5,692
Redeemable OP Units	—	—	—
Unvested Restricted Stock Awards	299	276	188
	35,176	38,073	23,043

Note 10—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2018 and 2017.

	Quarter Ended
($ in thousands)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating revenues	$11,207	11,419	12,549	20,894
Operating expenses	6,386	6,231	6,394	7,365
Other expenses	4,318	4,207	1,998	5,130
Net (loss) income before income tax	503	981	4,157	8,399
Income tax expense	—	—	—	—
Net (loss) income	$503	$981	$4,157	$8,399
Net (loss) available to common stockholders of Farmland Partners Inc.	$(2,744)	$(2,323)	$484	$4,163

Basic net (loss) per share available to common stockholders(1)	$(0.08)	$(0.07)	$0.02	$0.12
Diluted net (loss) per share available to common stockholders(1)	$(0.08)	$(0.07)	$0.02	$0.09
Basic weighted average common shares outstanding	33,014	32,542	32,222	30,889
Diluted weighted average common shares outstanding	33,014	32,542	32,222	86,025

(1)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

	Quarter Ended
($ in thousands)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating revenues	$7,150	$11,460	$12,046	$15,563
Operating expenses	6,442	5,909	5,932	5,408
Other expenses	2,709	3,530	3,504	3,627
Net (loss) income before income tax	(2,001)	2,021	2,610	6,528
State income tax expense	—	—	—	—
Net (loss) income	$(2,001)	$2,021	$2,610	$6,528
Net (loss) income available to common stockholders of Farmland Partners Inc.	$(2,547)	$772	$221	$2,461

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 8, 2019, the day the financial statements were issued.

See “Note 8—Commitments and Contingencies” for real estate acquisitions that occurred subsequent to December 31, 2018.

On February 7, 2019 the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of April 1, 2019, and is expected to be paid on April 15, 2019.

On February 7, 2019 the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on April 1, 2019 to stockholders of record as of March 15, 2019.

On February 19, 2019 the Company sold four farms in Illinois for $4.7 million and a booked gain of $0.4 million.

Subsequent to December 31, 2018, the Company entered into an extension of their lease agreement for office space through to July 31, 2020.

Subsequent to December 31, 2018, two holders of our Operating Partnership Common Units redeemed and converted approximately 2.2 million shares of their Common Units to common stock in a one for one transaction.

Note 12—Hedge Accounting

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

As of December 31, 2018, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$(865)
	Other Comprehensive Income	865

The effect of derivative instruments on the consolidated statements of operations for the period ended December 31, 2018 is set out below:

($ in thousands) Cash flow hedging relationships	Amount of Gain / (Loss) recognized in OCI on derivative	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	84	Interest expense

As the interest rate swap was entered into during the 2018 financial year, there was no impact on the year ended December 31, 2017.

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

The following table outlines the movements in the other comprehensive income account as at December 31, 2018 and December 31, 2017:

($ in thousands)	December 31, 2018	December 31, 2017
Beginning accumulated derivative instrument gain or loss	$—	$—
Net change associated with current period hedging transactions	865	—
Net amount of reclassification into earnings	—	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$865	$—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2018

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
California	(m)	44,994	-	44,994	-	-	44,994	-	44,994	-		2017	-
North Carolina	(d)	41,906	-	41,906	5	23	41,929	5	41,934	-		2015	-
California	(m)	33,482	-	33,482	-	-	33,482	-	33,482	-		2017	-
Illinois	(k)	29,627	431	30,058	2,267	-	29,677	2,699	32,376	128	2017	2017	14
Louisiana	(g)	30,584	1,180	31,764	172	254	30,838	1,352	32,189	151	2017	2016	30
California	(p), (s)	19,925	11,521	31,445	255	-	19,925	11,776	31,700	2,160	2017	2017	12
California	(m)	31,567	-	31,567	-	-	31,567	-	31,567	-		2017	-
Illinois	(k)	22,937	1,484	24,421	1,322	(11)	22,926	2,780	25,706	136	2017	2017	23
California	(r)	7,647	11,518	19,164	207	-	7,647	11,725	19,371	922	2017	2017	20
South Carolina	(t)	12,057	1,474	13,531	5,767	53	12,110	7,251	19,360	500	2017	2014	24
California	(s)	9,998	8,116	18,114	-	-	9,998	8,116	18,114	1,053	2017	2017	14
California	(s)	10,947	6,878	17,825	64	-	10,947	6,942	17,889	766	2017	2017	21
North Carolina	(v)	17,627	-	17,627	-	-	17,627	-	17,627	-	2018	2018	-
South Carolina	(l)	14,866	906	15,772	239	-	14,866	1,145	16,011	69	2017	2017	29
California	(s)	11,888	3,398	15,286	(58)	-	11,888	3,340	15,228	470	2017	2017	15
Illinois	(f)	9,689	420	10,109	(5)	4,497	14,186	415	14,601	65		2016	21
California	(q)	8,326	6,075	14,401	16	-	8,326	6,091	14,417	430	2017	2017	25
California	(p)	9,043	4,546	13,589	2	-	9,043	4,549	13,592	528	2017	2017	17
California	(q), (s)	10,167	2,902	13,069	421	-	10,167	3,323	13,490	473	2017	2017	13
Florida	(a)	9,295	202	9,497	730	3,036	12,331	932	13,263	39	2017	2016	38
Florida	(q)	10,715	1,508	12,223	84	-	10,715	1,591	12,306	225	2017	2017	16
Colorado	(t)	10,716	70	10,786	-	-	10,716	70	10,786	9		2014	39
California	(p)	7,492	2,889	10,380	318	-	7,492	3,207	10,698	414	2017	2017	12
Michigan	(l)	7,800	2,051	9,851	9	-	7,800	2,060	9,860	151	2017	2017	25
California	(r)	9,534	263	9,796	2	-	9,534	265	9,799	50	2017	2017	14
California	(s)	6,191	2,772	8,963	-	-	6,191	2,772	8,963	320	2017	2017	11
South Carolina	(d)	8,633	133	8,766	130	-	8,633	263	8,896	26	2017	2015	25
California	(q)	4,710	3,317	8,027	-	-	4,710	3,317	8,027	273	2017	2017	15
Virginia	(d)	7,277	-	7,277	-	-	7,277	-	7,277	-		2015	-
Arkansas	(t)	6,914	287	7,201	22	16	6,930	309	7,239	50	2017	2014	24
North Carolina	(d)	7,239	-	7,239	-	-	7,239	-	7,239	-		2015	-
South Carolina	(t)	4,679	25	4,704	2,323	4	4,683	2,373	7,056	278	2017, 2016, 2015	2014	33
Florida	(o)	6,402	593	6,995	35	-	6,402	628	7,030	123	2017	2017	12
Mississippi	(t)	6,654	133	6,787	3	-	6,654	136	6,790	21		2014	25
South Dakota	(l)	6,731	-	6,731	-	-	6,731	-	6,731	-		2017	-
Illinois	(f)	5,453	105	5,558	7	1,022	6,475	112	6,587	12		2016	23
Alabama	(q)	1,719	1,883	3,602	1,047	1,854	3,574	2,930	6,504	930	2017	2017	16
Texas	(n)	4,188	1,929	6,117	343	-	4,188	2,272	6,460	302	2016	2016	27
Florida	(q)	2,674	3,565	6,239	-	-	2,674	3,565	6,239	497	2017	2017	12
Arkansas	(i)	5,924	244	6,168	-	-	5,924	244	6,168	43		2015	21
North Carolina	(d)	5,750	-	5,750	-	4	5,754	-	5,754	-		2015	-
Arkansas	(o)	5,532	101	5,633	-	3	5,535	100	5,635	19	2017	2017	9
Illinois	(f)	6,086	-	6,086	450	(909)	5,177	450	5,627	11		2016	-
Mississippi	(i)	5,338	238	5,576	-	-	5,338	238	5,576	56		2015	15
Colorado	(j)	792	4,731	5,523	-	1	793	4,731	5,524	198	2017	2016	16
Colorado	(l)	4,156	1,280	5,436	(3)	-	4,156	1,277	5,433	93	2017	2017	26
Arkansas		5,169	185	5,354	27	-	5,169	185	5,354	23	2017	2017	15
Louisiana	(t)	5,100	52	5,152	154	-	5,100	206	5,306	52	2017, 2016, 2015	2014	17
Illinois	(f)	5,493	-	5,493	338	(801)	4,692	338	5,030	68	2017	2016	10
Arkansas	(t)	4,536	50	4,586	81	-	4,536	131	4,666	16	2017	2014	17
Illinois	(o)	4,575	-	4,575	-	-	4,575	-	4,575	-		2017	-
California		2,461	1,974	4,435	-	-	2,461	1,974	4,435	167	2017	2017	17
South Carolina	(t)	2,235	-	2,235	1,557	519	2,754	1,557	4,311	174	2017, 2016, 2015	2014	28
North Carolina	(d)	4,242	-	4,242	-	4	4,246	-	4,246	-		2015	-
Arkansas	(j)	4,035	38	4,073	134	-	4,035	172	4,207	9	2017	2016	28

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2018

($ In Thousands)

Illinois	(f)	4,920	4	4,924	148	(1,025)	3,895	152	4,047	5	2017	2016	50
Colorado	(t)	3,566	359	3,925	67	-	3,566	426	3,992	63	2017	2014	21
North Carolina	(d)	3,864	-	3,864	-	8	3,872	-	3,872	-		2015	-
Illinois	(f)	4,350	-	4,350	-	(572)	3,778	-	3,778	-		2016	-
Arkansas	(b)	3,264	165	3,429	201	97	3,361	364	3,725	60	2017, 2016	2014	27
Illinois	(f)	3,821	-	3,821	-	(97)	3,724	-	3,724	-		2016	-
Georgia	(i)	3,306	368	3,674	18	-	3,306	386	3,692	53	2017	2015	22
Illinois	(h)	2,981	-	2,981	634	-	2,981	634	3,615	186	2017, 2009	2007 & 2010	38
Georgia	(q)	3,574	2,922	6,496	(1,047)	(1,854)	1,719	1,875	3,595	161	2017	2017	11
Illinois	(f)	3,186	-	3,186	-	407	3,593	-	3,593	-		2016	-
Illinois	(f)	4,522	4	4,526	-	(950)	3,572	4	3,576	-		2016	10
Mississippi	(b)	3,471	41	3,512	63	-	3,471	104	3,575	9	2017	2015	34
Illinois	(f)	3,232	-	3,232	-	261	3,493	-	3,493	-		2016	-
Illinois	(h)	1,290	-	1,290	2,199	-	1,290	2,199	3,488	355	2017, 2015, 2011	2007	38
Arkansas	(t)	3,277	145	3,422	37	27	3,304	182	3,487	34	2017	2014	21
Nebraska	(t)	1,881	55	1,936	1,428	1	1,882	1,531	3,413	339	2017, 2015, 2012	2012	30
South Carolina	(b)	1,959	344	2,303	1,012	-	1,959	1,314	3,273	99	2017, 2015	2015	35
Illinois	(f)	3,500	28	3,528	361	(699)	2,801	389	3,190	15		2016	15
Illinois	(o)	3,163	-	3,163	-	-	3,163	-	3,163	-		2017	-
Illinois	(f)	3,541	-	3,541	-	(478)	3,063	-	3,063	-		2016	-
Arkansas	(e)	2,808	184	2,992	58	7	2,815	242	3,057	50	2017	2015	18
Arkansas	(t)	2,985	156	3,141	8	(96)	2,889	164	3,053	43		2014	16
South Carolina	(t)	2,199	138	2,337	667	22	2,221	803	3,024	61	2017	2014	30
Colorado	(t)	3,099	-	3,099	-	(133)	2,966	-	2,966	-		2014	-
Illinois	(f)	2,997	68	3,065	253	(388)	2,609	321	2,930	72	2017, 2016	2016	10
Illinois	(f)	3,470	-	3,470	4	(582)	2,888	4	2,891	-		2016	-
Nebraska	(c)	2,601	114	2,715	122	-	2,601	236	2,837	17	2017, 2016	2015	27
Illinois	(f)	2,882	42	2,924	-	(98)	2,784	42	2,826	9		2016	12
Georgia	(l)	1,905	-	1,905	779	125	2,030	779	2,810	32	2017	2017	32
Illinois	(h)	2,573	-	2,573	236	(1)	2,572	236	2,809	9	2017	2010	50
North Carolina	(v)	2,768	-	2,768	-	-	2,768	-	2,768	-	2018	2018	-
Illinois	(f)	3,277	-	3,277	-	(517)	2,760	-	2,760	-		2016	-
Arkansas	(t)	2,645	40	2,685	3	21	2,666	43	2,709	11		2014	10
Illinois	(f)	2,015	-	2,015	55	636	2,651	55	2,705	4	2017	2016	-
Illinois	(f)	3,058	-	3,058	-	(353)	2,705	-	2,705	-		2016	-
California	(s)	967	1,357	2,324	375	-	967	1,732	2,699	159	2017	2017	16
Nebraska	(c)	2,539	78	2,617	(23)	-	2,539	55	2,594	16		2015	20
Illinois	(f)	2,847	42	2,889	-	(295)	2,552	42	2,594	8		2016	15
Michigan	(i)	904	1,654	2,558	(69)	-	904	1,654	2,558	240	2017	2015	23
Colorado	(b)	1,995	84	2,079	466	-	1,995	550	2,545	77	2017, 2016	2015	18
Illinois	(l)	2,525	-	2,525	-	-	2,525	-	2,525	-		2017	-
Illinois	(f)	1,956	-	1,956	-	557	2,513	-	2,513	-		2016	-
Nebraska	(e)	693	1,785	2,478	7	-	693	1,792	2,484	220		2014	19
Arkansas	(t)	2,262	82	2,344	4	96	2,358	86	2,444	16		2014	27
Illinois	(f)	3,030	-	3,030	-	(600)	2,430	-	2,430	-		2016	-
Illinois	(f)	2,103	105	2,208	-	218	2,321	105	2,426	11	2017	2016	25
Nebraska	(c)	2,280	44	2,324	95	-	2,280	139	2,419	19	2017, 2016	2015	22
Illinois	(f)	1,945	-	1,945	-	473	2,418	-	2,418	-		2016	-
Illinois	(f)	2,718	-	2,718	-	(332)	2,386	-	2,386	-		2016	-
South Carolina	(l)	1,321	91	1,412	691	247	1,567	782	2,349	31	2017	2017	31
Mississippi	(n)	2,321	15	2,336	-	(1)	2,320	15	2,335	3		2016	10
Colorado	(t)	2,328	-	2,328	-	-	2,328	-	2,328	-		2014	-
Illinois	(f)	2,075	-	2,075	-	252	2,327	-	2,327	-		2016	-
South Carolina	(t)	1,803	158	1,961	290	-	1,803	522	2,325	56		2014	26
Arkansas	(t)	2,316	-	2,316	3	-	2,316	3	2,319	-		2014	-
Nebraska	(c)	2,316	126	2,442	(126)	-	2,316	-	2,316	9		2015	-
Illinois	(f)	3,212	-	3,212	95	(996)	2,216	95	2,311	2		2016	-
Colorado		637	1,604	2,241	2	1	637	1,604	2,241	116	2017	2017	50
South Carolina		1,406	806	2,212	12	-	1,406	818	2,224	52	2017	2017	31
North Carolina	(v)	2,177	-	2,177	-	-	2,177	-	2,177	-	2018	2018	-
Illinois	(f)	1,614	94	1,708	-	456	2,070	94	2,163	11	2017	2016	23

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2018

($ In Thousands)

Illinois	(f)	2,682	-	2,682	204	(725)	1,957	204	2,161	7	2017	2016	50
Illinois	(f)	2,423	-	2,423	-	(276)	2,147	-	2,147	-		2016	-
Illinois	(f)	1,769	-	1,769	-	371	2,140	-	2,140	-		2016	-
Colorado	(b)	1,365	663	2,028	101	-	1,365	764	2,129	77		2015	21
Arkansas	(t)	2,014	96	2,110	-	(8)	2,006	96	2,102	21		2014	21
Illinois	(f)	1,643	88	1,731	-	344	1,987	88	2,075	11	2017	2016	23
Illinois	(h)	1,700	-	1,700	225	-	1,700	346	2,046	33	2017	2012	35
Colorado	(e)	1,301	699	2,000	41	-	1,301	740	2,041	64	2017	2015	24
Illinois	(f)	2,402	-	2,402	-	(372)	2,030	-	2,030	-		2016	-
Colorado	(t)	1,817	210	2,027	1	(7)	1,810	211	2,021	81		2014	14
South Carolina	(t)	1,568	-	1,568	371	64	1,632	371	2,003	49		2014	30
Colorado	(j)	1,760	-	1,760	239	-	1,760	239	1,999	14	2017	2016	24
Illinois	(f)	1,996	-	1,996	-	(50)	1,946	-	1,946	-		2016	-
Illinois	(f)	1,972	-	1,972	-	(43)	1,929	-	1,929	-		2016	-
Illinois	(f)	968	-	968	-	957	1,925	-	1,925	-		2016	-
Illinois	(j)	1,905	-	1,905	-	-	1,905	-	1,905	-		2016	-
Colorado	(t)	1,079	812	1,891	-	-	1,079	812	1,891	73		2014	31
Illinois	(f)	2,100	-	2,100	98	(309)	1,791	98	1,889	2		2016	-
Illinois	(f)	1,590	-	1,590	-	280	1,870	-	1,870	-		2016	-
South Carolina	(v)	1,090	-	1,090	758	18	1,108	758	1,866	9	2018	2018	40
Illinois	(f)	1,891	-	1,891	-	(56)	1,835	-	1,835	-		2016	-
Illinois	(f)	1,603	-	1,603	-	228	1,831	-	1,831	-		2016	-
Illinois	(o)	1,825	-	1,825	-	-	1,825	-	1,825	-	2018	2018	-
North Carolina	(d)	1,770	-	1,770	-	-	1,770	-	1,770	-		2015	-
Illinois	(f)	1,256	-	1,256	-	511	1,767	-	1,767	-		2016	-
Illinois	(h)	1,750	-	1,750	-	-	1,750	-	1,750	-		2009	-
Illinois	(o)	1,735	-	1,735	-	-	1,735	-	1,735	-		2017	-
Nebraska	(t)	1,610	32	1,642	81	(2)	1,608	113	1,720	16		2014	24
Nebraska	(t)	1,639	46	1,685	10	(2)	1,637	56	1,694	8		2014	22
Colorado	(t)	1,305	376	1,681	10	-	1,305	386	1,691	163		2014	16
Illinois	(f)	1,439	-	1,439	-	240	1,679	-	1,679	-		2016	-
South Carolina	(n)	1,303	225	1,528	132	-	1,303	357	1,661	29	2017	2016	34
Illinois	(f)	1,859	-	1,859	-	(209)	1,650	-	1,650	-		2016	-
South Carolina	(t)	1,078	-	1,078	548	21	1,099	548	1,647	51	2017	2014	28
Michigan	(i)	779	851	1,630	-	-	779	851	1,630	186	2017	2016	19
Nebraska	(c)	1,314	65	1,379	242	-	1,314	307	1,621	33		2015	20
Nebraska	(t)	1,539	-	1,539	70	(1)	1,539	70	1,608	5	2017	2012	45
Illinois	(f)	1,718	-	1,718	-	(120)	1,598	-	1,598	-		2016	-
Nebraska	(b)	1,244	69	1,313	269	-	1,244	338	1,582	34	2015	2014	22
Illinois	(h)	1,423	60	1,483	(22)	-	1,423	128	1,551	68	2017	2007	27
Illinois	(f)	1,130	35	1,165	-	379	1,509	35	1,544	6		2016	23
Illinois	(f)	729	-	729	-	815	1,544	-	1,544	-		2016	-
Illinois	(f)	1,853	-	1,853	-	(313)	1,540	-	1,540	-		2016	-
Colorado	(t)	1,353	184	1,537	-	-	1,353	184	1,537	102		2014	9
Illinois	(t)	1,500	-	1,500	26	-	1,500	26	1,526	2	2017	2008	50
Kansas	(i)	1,915	-	1,915	-	(395)	1,520	-	1,520	-		2015	-
Illinois	(f)	1,693	-	1,693	109	(317)	1,376	109	1,485	4	2017	2016	50
Illinois	(o)	1,471	-	1,471	-	-	1,471	-	1,471	-	2018	2018	-
Illinois	(f)	1,115	28	1,143	9	318	1,433	37	1,470	5		2016	23
Mississippi	(e)	1,437	33	1,470	-	-	1,437	33	1,470	3		2015	29
Illinois	(f)	1,620	-	1,620	-	(167)	1,453	-	1,453	-		2016	-
Illinois	(f)	1,063	27	1,090	17	348	1,411	27	1,438	6	2016	2016	22
Illinois	(f)	1,675	4	1,679	(4)	(244)	1,431	-	1,431	9	2016	2016	-
Illinois	(f)	1,083	-	1,083	-	336	1,419	-	1,419	-		2016	-
Georgia	(j)	1,330	72	1,402	-	-	1,330	72	1,402	9		2016	18
Nebraska	(b)	1,100	28	1,128	144	-	1,100	276	1,376	19		2014	18
South Carolina	(l)	1,032	170	1,203	159	13	1,045	330	1,374	20	2017	2017	31
Illinois	(f)	1,523	-	1,523	126	(277)	1,246	126	1,372	5	2017	2016	50
Nebraska	(v)	1,149	-	1,149	202	-	1,149	202	1,350	6	2018	2018	40
Nebraska	(c)	1,346	34	1,380	(34)	-	1,346	-	1,346	2		2015	-
Illinois	(f)	1,254	-	1,254	-	83	1,337	-	1,337	-		2016	-

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2018

($ In Thousands)

Nebraska	(i)	1,232	56	1,288	-	31	1,263	56	1,319	6		2015	24
Illinois	(f)	1,126	44	1,170	-	146	1,272	44	1,316	3		2016	31
Nebraska	(c)	1,279	23	1,302	6	-	1,279	29	1,308	11	2017	2015	12
Colorado	(t)	1,238	-	1,238	-	45	1,283	-	1,283	-		2014	-
Nebraska	(c)	1,242	37	1,279	(5)	-	1,242	32	1,273	5		2015	23
Illinois	(b)	1,120	-	1,120	138	-	1,120	138	1,258	9	2017	2008	50
Colorado	(t)	1,030	170	1,200	31	-	1,030	201	1,231	124		2014	11
Illinois	(f)	1,435	-	1,435	-	(204)	1,231	-	1,231	-		2016	-
Illinois	(f)	1,481	-	1,481	-	(254)	1,227	-	1,227	-		2016	-
Illinois	(f)	1,731	-	1,731	-	(515)	1,216	-	1,216	-		2016	-
Illinois	(t)	1,147	-	1,147	60	-	1,147	60	1,207	3	2017	2013	50
Illinois	(h)	1,003	-	1,003	198	-	1,003	198	1,201	42	2017	2008	45
Illinois	(f)	1,219	-	1,219	-	(23)	1,196	-	1,196	-		2016	-
Nebraska	(c)	1,077	33	1,110	80	-	1,077	113	1,189	9	2016	2015	28
Colorado	(t)	579	513	1,092	16	65	644	531	1,175	215		2014	14
Illinois	(f)	1,320	-	1,320	-	(147)	1,173	-	1,173	-		2016	-
North Carolina	(v)	1,161	-	1,161	-	-	1,161	-	1,161	-	2018	2018	-
Illinois	(f)	617	-	617	-	535	1,152	-	1,152	-		2016	-
Nebraska	(h)	1,109	40	1,149	(40)	-	1,109	40	1,149	12		2012	20
Illinois	(f)	845	63	908	-	241	1,086	63	1,149	9	2017	2016	22
Nebraska	(c)	1,136	11	1,147	-	-	1,136	11	1,147	7		2015	6
Colorado	(t)	747	393	1,140	-	-	747	393	1,140	48		2014	26
Illinois	(f)	$ 1,229	$ -	$ 1,229	$ 116	$ (219)	$ 1,010	$ 116	$ 1,126	$ 3		2016	-
Colorado	(t)	1,128	68	1,196	(32)	(45)	1,083	36	1,119	35		2014	3
Illinois	(f)	774	47	821	-	293	1,067	47	1,115	6	2017	2016	25
Illinois	(f)	1,058	-	1,058	-	49	1,107	-	1,107	-		2016	-
Colorado	(t)	1,105	-	1,105	-	-	1,105	-	1,105	-		2014	-
Colorado	(t)	773	323	1,096	-	-	773	323	1,096	46		2014	21
Illinois	(f)	855	55	910	(12)	198	1,053	43	1,096	6		2016	28
Illinois	(f)	708	-	708	-	387	1,095	-	1,095	-		2016	-
Illinois	(f)	844	-	844	-	242	1,086	-	1,086	-		2016	-
Illinois	(f)	854	-	854	-	221	1,075	-	1,075	-		2016	-
Nebraska	(i)	848	197	1,045	4	-	848	219	1,067	38		2014	25
Colorado	(t)	554	443	997	70	(3)	551	513	1,064	51	2017	2014	23
Nebraska	(t)	994	20	1,014	41	(2)	992	61	1,052	11		2014	27
Illinois	(t)	801	97	898	152	-	801	249	1,050	30	2017	2004, 2006, 2016	50
Illinois	(f)	950	40	990	-	46	996	40	1,036	3		2016	32
Colorado	(h)	819	94	913	113	-	819	207	1,026	40	2017	2010	22
Illinois	(f)	727	-	727	-	299	1,026	-	1,026	-		2016	-
Colorado	(e)	809	141	950	64	-	809	205	1,014	26		2015	26
Illinois	(f)	1,171	-	1,171	-	(158)	1,013	-	1,013	-		2016	-
Georgia	(i)	795	65	860	105	31	826	170	997	13	2017	2016	31
Illinois	(h)	991	-	991	-	-	991	-	991	-		2012	-
Kansas	(t)	805	178	983	-	(38)	767	224	990	82		2014	14
Illinois	(f)	800	130	930	-	59	859	130	989	13	2017	2016	27
Illinois	(f)	1,259	-	1,259	-	(273)	986	-	986	-		2016	-
Illinois	(f)	1,119	-	1,119	-	(133)	986	-	986	-		2016	-
Illinois	(f)	775	-	775	3	186	961	3	964	-		2016	-
Georgia	(n)	756	202	958	-	(1)	755	202	958	16		2016	36
Illinois	(h)	923	53	976	(29)	-	923	24	947	2	2017	2011	50
Illinois	(t)	902	34	936	(34)	-	902	34	936	20		2008	21
Illinois	(f)	1,075	-	1,075	70	(230)	845	70	915	2		2016	-
Illinois	(f)	1,080	-	1,080	-	(175)	905	-	905	-		2016	-
Illinois	(f)	864	-	864	-	41	905	-	905	-		2016	-
Colorado	(t)	481	373	854	2	46	527	375	902	160		2014	15
Illinois	(f)	989	-	989	77	(178)	811	77	888	2		2016	-
Illinois	(f)	995	-	995	58	(177)	818	58	875	2	2017	2016	50
Illinois	(f)	975	-	975	-	(100)	875	-	875	-		2016	-
Illinois	(i)	815	-	815	60	-	815	60	875	2	2017	2015	50
Georgia	(j)	718	144	862	10	-	718	154	872	15		2016	25
Nebraska	(b)	862	-	862	-	-	862	-	862	-		2015	-

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2018

($ In Thousands)

Illinois	(f)	972	-	972	-	(114)	858	-	858	-		2016	-
Illinois	(f)	671	96	767	(54)	143	814	42	856	5	2017	2016	28
Illinois	(h)	644	93	737	107	-	644	200	844	30	2017	2000	50
Illinois	(i)	762	-	762	75	-	762	75	837	11	2017	2015	20
Nebraska	(t)	742	-	742	-	-	742	94	836	22		2012	25
Illinois	(b)	700	110	810	20	-	700	130	830	30	2017	2004	50
Illinois	(f)	1,005	-	1,005	-	(180)	825	-	825	-		2016	-
Illinois	(f)	980	-	980	-	(155)	825	-	825	-		2016	-
Illinois	(l)	825	-	825	-	-	825	-	825	-		2017	-
Illinois	(o)	805	-	805	-	-	805	-	805	-		2017	-
Colorado	(t)	803	-	803	-	-	803	-	803	-		2014	-
Illinois	(f)	732	-	732	-	64	796	-	796	-		2016	-
Illinois	(f)	762	-	762	-	20	782	-	782	-		2016	-
Illinois	(f)	630	-	630	-	145	775	-	775	1	2016	2016	-
Nebraska	(t)	702	72	774	-	(2)	700	72	772	8		2014	35
Illinois	(o)	748	-	748	-	-	748	-	748	-		2017	-
Illinois	(f)	421	-	421	43	280	701	43	743	2	2017	2016	50
Kansas	(t)	737	-	737	-	-	737	-	737	-		2014	-
Nebraska	(i)	711	22	733	-	-	711	22	733	3		2015	20
Illinois	(f)	857	-	857	-	(125)	732	-	732	-		2016	-
Illinois	(f)	879	-	879	4	(155)	724	4	727	-	2017	2016	-
Illinois	(h)	725	-	725	-	-	725	-	725	-		2010	-
Illinois	(f)	823	-	823	-	(99)	724	-	724	-		2016	-
Illinois	(h)	668	-	668	51	1	669	51	720	33	2017	2007	50
Illinois	(o)	717	-	717	-	-	717	-	717	-	2018	2018	-
Illinois	(f)	612	38	650	-	51	663	38	701	3	2017	2016	29
Illinois		701	-	701	-	-	701	-	701	-		2017	-
Illinois	(f)	2,542	-	2,542	-	(1,843)	699	-	699	-		2016	-
Illinois	(j)	667	30	697	-	-	667	30	697	3	2017	2016	24
Illinois	(f)	552	-	552	-	143	695	-	695	-		2016	-
Illinois	(h)	693	-	693	-	-	693	-	693	-		2008	-
Illinois	(h)	684	-	684	-	-	684	-	684	-		2007	-
South Carolina	(l)	477	57	534	148	-	477	205	682	10	2017	2017	32
Illinois	(i)	681	-	681	-	-	681	-	681	-		2015	-
Georgia	(i)	555	106	661	1	18	573	107	680	11		2015	30
Illinois	(f)	505	-	505	-	173	678	-	678	-		2016	-
Illinois	(i)	667	-	667	-	1	668	-	668	-		2016	-
Illinois	(h)	448	100	548	110	-	448	210	658	33	2017	2003	50
Illinois	(o)	652	-	652	-	-	652	-	652	-	2018	2018	-
Illinois	(f)	507	-	507	-	142	649	-	649	-		2016	-
Illinois	(f)	466	-	466	-	178	644	-	644	-		2016	-
Georgia	(i)	482	142	624	-	3	485	142	626	13		2016	27
Illinois	(f)	746	-	746	-	(127)	619	-	619	-		2016	-
Illinois	(f)	939	-	939	-	(326)	613	-	613	-		2016	-
Illinois	(h)	610	-	610	-	-	610	-	610	-		2012	-
Illinois	(f)	744	-	744	-	(136)	608	-	608	-		2016	-
Illinois	(f)	442	-	442	-	166	608	-	608	-		2016	-
Colorado	(t)	374	201	575	2	30	404	203	608	85		2014	11
Nebraska	(b)	607	-	607	-	-	607	-	607	-		2015	-
Georgia	(n)	469	108	577	25	-	469	133	603	8		2016	36
Nebraska	(b)	561	-	561	-	41	602	-	602	-		2014	-
Illinois	(t)	527	37	564	16	-	527	53	580	6	2017	2011	50
Illinois	(j)	563	-	563	-	-	563	-	563	-		2016	-
North Carolina	(v)	554	-	554	-	-	554	-	554	-	2018	2018	-
Illinois	(f)	534	-	534	-	11	545	-	545	-		2016	-
Georgia	(i)	475	53	528	16	-	475	69	545	9		2015	21
Illinois	(f)	536	-	536	-	(15)	521	-	521	-		2016	-
Illinois	(f)	447	-	447	-	74	521	-	521	-		2016	-
Nebraska	(c)	500	10	510	-	-	500	10	510	7		2015	5
Kansas	(l)	319	181	500	-	-	319	181	500	18	2017	2017	20
Illinois	(h)	442	38	480	(38)	-	442	38	480	17		2009	24

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2018

($ In Thousands)

South Carolina		460	-	460	-	-	460	-	460	-	2018	2018	-
Illinois	(f)	601	-	601	-	(158)	443	-	443	-		2016	-
Illinois	(f)	362	-	362	-	76	438	-	438	-		2016	-
Illinois	(f)	499	22	521	25	(112)	387	47	434	3	2017	2016	29
Illinois	(f)	487	-	487	41	(96)	391	41	432	2	2017	2016	50
Illinois	(f)	576	-	576	-	(144)	432	-	432	-		2016	-
Illinois	(f)	254	-	254	-	174	428	-	428	-		2016	-
Illinois	(o)	428	-	428	-	-	428	-	428	-	2018	2018	-
South Carolina	(v)	354	-	354	72	-	354	72	426	2	2018	2018	40
Illinois	(f)	170	-	170	-	250	420	-	420	-		2016	-
Colorado	(t)	419	-	419	-	-	419	-	419	-		2014	-
Illinois	(h)	290	38	328	87	-	290	125	415	16	2017	2006	50
Illinois	(i)	371	-	371	38	-	371	38	409	2	2017	2016	50
Illinois	(f)	370	-	370	-	28	398	-	398	-		2016	-
Illinois	(b)	398	-	398	-	-	398	-	398	-		2008	-
Colorado	(i)	-	-	-	-	395	395	-	395	-		2015	-
Illinois	(f)	359	-	359	-	35	394	-	394	-		2016	-
Illinois	(h)	322	36	358	22	-	322	58	380	10	2017	2006	47
Illinois	(o)	363	-	363	-	-	363	-	363	-	2018	2018	-
Illinois	(t)	102	59	161	201	-	102	260	362	23	2017	2003	50
Illinois	(f)	296	-	296	-	66	362	-	362	-		2016	-
Illinois	(h)	271	73	344	16	-	271	89	360	20	2017	2001	50
Illinois	(f)	291	-	291	-	63	354	-	354	-		2016	-
Illinois	(f)	360	-	360	-	(9)	351	-	351	-		2016	-
Illinois	(f)	317	-	317	-	30	347	-	347	-		2016	-
Nebraska	(t)	342	4	346	(1)	(2)	341	4	344	-	2017	2014	27
Illinois	(f)	282	-	282	-	58	340	-	340	-		2016	-
Illinois	(t)	321	24	345	(8)	-	321	16	337	2	2017	2011	50
Kansas	(j)	235	90	325	3	-	235	93	328	10	2017	2016	21
Illinois	(f)	320	-	320	-	(2)	318	-	318	-		2016	-
Illinois	(f)	286	-	286	-	29	315	-	315	-		2016	-
North Carolina	(v)	310	-	310	-	-	310	-	310	-	2018	2018	-
Illinois	(f)	353	-	353	-	(44)	309	-	309	-		2016	-
Colorado	(t)	276	-	276	-	-	276	-	276	-		2014	-
Illinois	(f)	216	-	216	-	50	266	-	266	-		2016	-
Colorado	(t)	224	-	224	-	39	263	-	263	-		2014	-
Illinois	(f)	233	-	233	-	28	261	-	261	-		2016	-
Illinois	(h)	252	-	252	-	-	252	-	252	-		2012	-
Illinois	(f)	240	-	240	-	7	247	-	247	-		2016	-
Colorado	(i)	236	-	236	-	-	236	-	236	-		2015	-
Illinois	(o)	233	-	233	-	-	233	-	233	-	2018	2018	-
Illinois	(f)	157	-	157	-	75	232	-	232	-		2016	-
Illinois	(h)	203	44	247	(24)	-	203	20	223	4	2017	2006	50
Illinois	(h)	200	16	216	(16)	-	200	-	200	-		2011	-
Illinois	(f)	179	-	179	-	18	197	-	197	-		2016	-
Illinois	(o)	196	-	196	-	-	196	-	196	-	2018	2018	-
Georgia		142	39	180	3	-	142	41	183	2	2017	2017	30
Illinois	(f)	153	-	153	-	28	181	-	181	-		2016	-
Colorado		-	-	-	69	-	-	69	69	3	2017	2017	40
Illinois		34	86	120	(86)	-	34	-	34	1		2016	7
Colorado		-	-	-	-	-	-	-	-	-		2017	-
Adjustments		-	-	-	-	-	-	-	1	89
Other	(u)	51,853	1,836	53,689	840	(744)	51,110	2,714	53,824	401

Farm Credit Bond	5,060
Farmer Mac Bond #6	$ 14,915
Farmer Mac Bond #7	$ 11,160
Farmer Mac Bond #8A	$ 41,700
Farmer Mac Bond #8B	$ -
Farmer Mac Bond #9	$ 6,600
Met Life Bond #1	$ 89,914

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2018

($ In Thousands)

Met Life Bond #2	$ 16,000
Met Life Bond #3	$ 21,000
Met Life Bond #4	$ 15,685
Met Life Bond #5	$ 8,379
Met Life Bond #6	$ 27,158
Met Life Bond #7	$ 21,253
Met Life Bond #8	$ 44,000
Met Life Bond #9	$ 21,000
Prudential Bond	$ 5,144
Rutledge Credit Facility #1	$ 17,000
Rutledge Credit Facility #2	$ 25,000
Rutledge Credit Facility #3	$ 25,000
Rutledge Credit Facility #4	$ 15,000
Rutledge Credit Facility #5	$ 30,000
Rabo Agrifinance Note	$ 64,359
Totals	$ 525,327	$ 953,050	$ 115,785	$ 1,068,835	$ 34,016	$ 4,420	$ 957,516	$ 150,500	$ 1,108,016	$ 18,148

(a)	is part of a collateral pool for the $5.1 million First Farm Credit of Central Florida Bond
(b)	is part of a collateral pool for the $14.9 million Farmer Mac Bond #6
(c)	is part of a collateral pool for the $11.2 million Farmer Mac Bond #7
(d)	is part of a collateral pool for the $41.7 milllion Farmer Mac Bond #8A
(e)	is part of a collateral pool for the $6.6 million Farmer Mac Bond #9
(f)	is part of a collateral pool for the $90.0 million Met Life Bond #1
(g)	is part of a collateral pool for the $16.0 million Met Life Bond #2
(h)	is part of a collateral pool for the $21.0 million Met Life Bond #3
(i)	is part of a collateral pool for the $15.7 million Met Life Bond #4
(j)	is part of a collateral pool for the $8.4 million Met Life Bond #5
(k)	is part of a collateral pool for the $27.2 million Met Life Bond #6
(l)	is part of a collateral pool for the $21.3 million Met Life Bond #7
(m)	is part of a collateral pool for the $44.0 million Met Life Bond #8
(n)	is part of a collateral pool for the $6.6 million Prudential Loan
(o)	is part of a collateral pool for the $25.0 million Rutledge Credit Facility 1
(p)	is part of a collateral pool for the $25.0 million Rutledge Credit Facility 2
(q)	is part of a collateral pool for the $25.0 million Rutledge Credit Facility 3
(r)	is part of a collateral pool for the $15.0 million Rutledge Credit Facility 4
(s)	is part of a collateral pool for the $30.0 million Rutledge Credit Facility 5
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

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(In Thousands)

	Years ended December 31,
	2018	2017	2016
Real Estate:
Balance at beginning of year	$1,094,155	$595,598	$317,589
Additions during period
Additions through construction of improvements	9,874	15,549	4,866
Disposition of improvements	(29,573)	(671)	(40)
Non cash acquisitions		-	-
Acquisitions through business combinations	33,560	483,679	273,183
Balance at end of year	$1,108,016	$1,094,155	$595,598

Accumulated Depreciation:
Balance at beginning of year	$10,261	$3,215	$1,668
Disposition of improvements	(190)	(80)	(8)
Additions charged to costs and expenses	8,077	7,126	1,555
Balance at end of year	$18,148	$10,261	$3,215

Real Estate balance per schedule	$1,108,016	$1,094,155	$595,598
Construction in progress	10,262	8,137	1,615
Other non-real estate	71	71	74
Balance per consolidated balance sheet	$1,118,349	$1,102,363	$597,287

Accumulated depreciation per schedule	$18,148	$10,261	$3,215
Other non-real estate	54	24	9
Balance per consolidated balance sheet	$18,202	$10,285	$3,224