Form 10-Q
period 2019-03-31
Farmland Partners Inc.
filed 2019-05-09
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FPI	New York Stock Exchange
6.00% Series B Participating Preferred Stock	FPI.PRB	New York Stock Exchange

As of May 6, 2019, 31,355,917 shares of the Registrant’s common stock (33,752,428 on a fully diluted basis, including 2,396,511 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2019 (Unaudited) and December 31, 2018

(in thousands except par value and share data)

	March 31,	December 31,
	2019	2018
ASSETS
Land, at cost	$953,499	$957,516
Grain facilities	12,184	12,184
Groundwater	11,473	11,473
Irrigation improvements	54,956	53,458
Drainage improvements	12,311	12,271
Permanent plantings	53,052	52,989
Other	8,831	8,196
Construction in progress	9,756	10,262
Real estate, at cost	1,116,062	1,118,349
Less accumulated depreciation	(20,232)	(18,202)
Total real estate, net	1,095,830	1,100,147
Deposits	—	—
Cash	19,150	16,891
Notes and interest receivable, net	11,844	11,877
Right of use asset	166	—
Deferred offering costs	218	218
Deferred financing fees, net	239	261
Accounts receivable, net	7,875	6,136
Inventory	63	341
Prepaid and other assets	2,467	3,638
TOTAL ASSETS	$1,137,852	$1,139,509

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$521,573	$523,641
Lease liability	166	—
Dividends payable	1,712	1,681
Derivative liability	1,080	865
Accrued interest	3,969	4,296
Accrued property taxes	2,134	1,666
Deferred revenue	12,362	238
Accrued expenses	3,199	3,581
Total liabilities	546,195	535,968

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 5,996,787 shares issued and outstanding at March 31, 2019, and 6,013,587 December 31, 2018	145,696	143,758
Redeemable non-controlling interest in operating partnership, Series A preferred units	117,878	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 31,836,187 shares issued and outstanding at March 31, 2019, and 30,594,592 shares issued and outstanding at December 31, 2018	310	300
Additional paid in capital	348,075	332,996
Retained earnings	1,733	4,852
Cumulative dividends	(44,286)	(42,695)
Other comprehensive income	(1,080)	(865)
Non-controlling interests in operating partnership	23,331	44,685
Total equity	328,083	339,273

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,137,852	$1,139,509

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended
	March 31,
	2019	2018
OPERATING REVENUES:
Rental income	$9,672	$9,941
Tenant reimbursements	467	768
Crop sales	450	79
Other revenue	300	419
Total operating revenues	10,889	11,207

OPERATING EXPENSES
Depreciation, depletion and amortization	2,115	2,130
Property operating expenses	1,932	1,697
Acquisition and due diligence costs	—	131
General and administrative expenses	1,374	1,964
Legal and accounting	723	463
Other operating expenses	222	1
Total operating expenses	6,366	6,386
OPERATING INCOME	4,523	4,821

OTHER (INCOME) EXPENSE:
Other income	(24)	(81)
Loss (gain) on disposition of assets	(418)	8
Interest expense	4,956	4,391
Total other expense	4,514	4,318

Net income before income tax expense	9	503

Income tax expense	—	—

NET INCOME (LOSS)	9	503

Net (income) loss attributable to non-controlling interests in operating partnership	(1)	(62)

Net income (loss) attributable to the Company	8	441

Nonforfeitable distributions allocated to unvested restricted shares	(21)	(42)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(3,127)	(3,143)

Net loss available to common stockholders of Farmland Partners Inc.	$(3,140)	$(2,744)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$(0.10)	$(0.08)
Diluted net (loss) available to common stockholders	$(0.10)	$(0.08)
Basic weighted average common shares outstanding	30,791	33,014
Diluted weighted average common shares outstanding	30,791	33,014
Dividends declared per common share	$0.0500	$0.1275

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity

For the three months ended March 31, 2019 and 2018

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non‑controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2017	33,334	329	350,147	5,161	(31,199)	—	46,513	370,951

Net income	—	—	—	441	—	—	62	503
Grant of unvested restricted stock	157	—	—	—	—	—	—	—
Stock based compensation	—	—	331	—	—	—	—	331
Dividends and distributions accrued or paid	—	—	—	(3,143)	(4,190)	—	(584)	(7,917)
Repurchase and cancellation of shares	(780)	(8)	(6,510)	—	—	—	—	(6,518)
Conversion of Common units to shares of common stock	157	2	1,543	—	—	—	(1,545)	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	334	—	—	—	(334)	—
Balance at March 31, 2018	32,868	$323	$345,845	$2,459	$(35,389)	—	$44,112	$357,350

Balance at December 31, 2018	30,594	$300	$332,996	$4,852	$(42,695)	$(865)	$44,685	$339,273

Net income	—	—	—	8	—	—	1	9
Grant of unvested restricted stock	224	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	(2)	—	—	—	—	(2)
Stock based compensation	—	—	396	—	—	—	—	396
Dividends accrued or paid	—	—	—	(3,127)	(1,591)	—	(120)	(4,838)
Conversion of common units to shares of common stock	2,185	22	21,292	—	—	—	(21,314)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(215)	—	(215)
Repurchase and cancellation of shares	(1,166)	(12)	(6,528)	—	—	—	—	(6,540)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(79)	—	—	—	79	—
Balance at March 31, 2019	31,836	$310	$348,075	$1,733	$(44,286)	(1,080)	$23,331	$328,083

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,115	2,130
Amortization of deferred financing fees and discounts/premiums on debt	85	105
Amortization of net origination fees related to notes receivable	(1)	(4)
Stock based compensation	394	331
(Gain) loss on disposition of assets	(418)	8
Bad debt expense	177	357
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,735)	726
(Increase) in interest receivable	(209)	(103)
Decrease in other assets	1,093	359
(Decrease) increase in inventory	278	(245)
Increase in accrued interest	(327)	171
(Decrease) increase in accrued expenses	(187)	369
Increase in deferred revenue	12,096	10,584
(Increase) decrease in accrued property taxes	460	(215)
Net cash provided by operating activities	13,830	15,076
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	—	(26,770)
Real estate and other improvements	(2,183)	(5,309)
Principal receipts on notes receivable	307	3,469
Casualty loss insurance recovery	—	21
Issuance of note receivable	(246)	(5,250)
Proceeds from sale of property	4,725	—
Payment of direct costs related to note receivable	—	—
Net cash provided by investing activities	2,603	(33,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on mortgage notes payable	(2,133)	(118)
Participating preferred stock repurchased	(164)	—
Payments associated with the shelf registration	—	(29)
Common stock repurchased	(6,540)	(6,517)
Payment of debt issuance costs	—	(78)
Dividends on common stock	(1,759)	(4,250)
Distribution on Preferred units	(3,500)	(3,510)
Distributions to non-controlling interests in operating partnership, common	(78)	(605)

Net cash used in financing activities	(14,174)	(15,107)

NET INCREASE IN CASH	2,259	(33,870)
CASH, BEGINNING OF PERIOD	16,891	53,536
CASH, END OF PERIOD	$19,150	$19,666
Cash paid during period for interest	$5,157	$4,137
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,592	$4,191
Distributions payable, Common units	$120	$584
Distributions payable, Series A preferred units	$878	$878
Distributions payable, Series B participating preferred stock	$2,249	$2,264
Additions to real estate improvements included in accrued expenses	$155	$662
Property tax liability assumed in acquisitions	$—	$5
Right of Use Asset	$166	$—
Lease Liability	$166	$—

See accompanying notes.

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of March 31, 2019, the Company owned a portfolio of approximately 162,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2019, the Company owned a 93.0% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of March 31, 2019, the TRS performed these custom farming operations on 625 acres of farmland owned by the Company located in Florida.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended March 31, 2019 and 2018 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three months ended March 31, 2019 and 2018 is unaudited.  The accompanying financial statements for the three months ended March 31, 2019 and 2018 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2019.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of actual operating results for the entire year ending December 31, 2019.

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

As of both March 31, 2019 and December 31, 2018, the Company had $1.3 million, recorded for tenant relationship intangibles, net of accumulated amortization of $1.0 million. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three months ended March 31, 2019, the company expensed an immaterial amount of costs in relation to business combinations during the periods.

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

Real Estate Sales

The Company recognizes gains from the sales of real estate assets, generally at the time the title is transferred, consideration is received and the Company no longer has substantial continuing involvement with the real estate sold.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of our customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. As of March 31, 2019 and December 31, 2018, the Company had an allowance of $0.1 million and $0.2 million, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop was $0.2 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or market.

As of March 31, 2019 and December 31, 2018, inventory consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Harvested crop	$—	$100
Growing crop	8	122
General inventory	55	119
	$63	$341

Hedge Accounting

ASC 815 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of operations during the period.

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

The Company entered into an interest rate swap effective April 1, 2018 and chose to early adopt ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, (“ASU 2017-12”) effective on that date. As a result of the adoption of ASU 2017-12, the entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

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

As of March 31, 2019, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

New or Revised Accounting Standards

Adopted

In August 2017, the FASB issued ASU No. 2017-12, which, is intended to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 with early application permitted in any interim period after the issuance of the updated guidance. The Company entered into an interest rate swap effective April 1, 2018 and as such chose to early adopt the new guidance effective April 1, 2018. The impact on the Company is set out in the accounting policies above and in “Note 10 – Hedge Accounting.”

In February 2016, the FASB issued ASU 2016-02, Leases: (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company has completed its assessment of the impact of this guidance and the following reflects the primary effects of this guidance on the Company’s reporting:

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

(ii)

For leases in which the Company is the lessor, the Company does not expect there to be a material impact as the majority of the Company’s leases do not contain a non-lease component. While the Company is expecting there to be other ancillary impacts for leases in which the Company is the lessor, they are not expected to be material to the consolidated financial statements. Under the new guidance, lease procurement costs that were previously capitalized will be expensed as incurred. Lastly, under the new guidance, there are certain circumstances in which buyer-lessors in sale and leaseback transactions could potentially result in recording the transaction as a financial receivable if such transaction fails sale and leaseback criteria.

The standard is effective for annual and interim reporting periods beginning after December 15, 2018, with modified retrospective restatement for each reporting period presented at the time of adoption. Early adoption is permitted. The Company adopted this standard effective January 1, 2019, the impact on adoption was that the company recognized a right of use asset and a lease liability in the amount of $0.2 million.

Note 2—Revenue Recognition

For the majority of our leases, the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remaining 50% of the lease payment due in the second half of the year.  Rental income is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Contingent rent recognized for the three months ended March 31, 2019 and 2018 totaled $0.4 million and $0.6 million, respectively.

Certain of the Company’s leases provide for minimum cash rent plus a bonus based on gross farm proceeds. Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent. Bonus rent is recognized upon notification from the tenant of the gross farm proceeds for the year.

Most of our farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of March 31, 2019 have terms ranging from one to 40 years. Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2019 and December 31, 2018, the Company had $12.4 million and $0.2 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three months ended March 31, 2019 and 2018:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2019	2018
Leases in effect at the beginning of the year	$9,514	$8,193
Leases entered into during the year	158	1,748
	$9,672	$9,941

Future minimum lease payments from tenants under all non-cancelable leases in place as of March 31, 2019, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2019 and each of the next four years and thereafter as of March 31, 2019 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2019 (remaining nine months)	$26,675
2020	22,529
2021	10,688
2022	2,244
2023	472
Thereafter	7,591
$70,199

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.4 million and $0.1 million were recognized for the three months ended March 31, 2019 and 2018, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2019, the Company had one significant tenant representing a tenant concentration as presented in the table below. If the Company’s significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.  Rental income received is recorded on a straight-line basis over the applicable lease term.

The following table presents the amount of the rental income and percentage of the Company’s total rental income received from the Company’s significant tenant.

	Rental income recognized
	For the three months ended March 31,
($ in thousands)	2019		2018
Tenant A	$1,217	12.6%	$1,105	11.6%

(1)	Tenant A is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2019 and 2018 and the percentage of rental income recorded by the Company for the three months ended March 31, 2019 and 2018 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm (2)	2019	2018	2019	2018
Corn Belt	28.0%	28.8%	36.1%	37.1%
Delta and South	17.3%	17.5%	11.5%	10.5%
High Plains	19.2%	19.3%	6.6%	8.3%
Southeast	28.4%	27.5%	25.7%	24.9%
West Coast	7.1%	6.9%	20.1%	19.2%
	100.0%	100.0%	100.0%	100.0%

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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company incurred costs of $0.00 million and $0.04 million, respectively, during the three months ended March 31, 2019 and 2018 from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

During the three months ended March 31, 2019, the Company completed no acquisitions.

During the three months ended March 31, 2019, the Company sold four properties in the Corn Belt for aggregate proceeds of $4.7 million and recognized an aggregate gain on sale of $0.4 million.

During the three months ended March 31, 2018, the Company completed four acquisitions that were accounted for as asset acquisitions in Nebraska, South Carolina and North Carolina. Consideration totaled $26.8 million and consisted of cash. No intangible assets were acquired through these acquisitions.

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

As of March 31, 2019 and December 31, 2018, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	March 31, 2019	December 31, 2018	Date
Mortgage Note (1)	Principal & interest due at maturity	$1,800	$1,840	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	234	234	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,145	2,145	3/16/2022
Mortgage Note (3)	Principal & interest due at maturity	1,647	1,647	3/1/2020
Mortgage Note	Principal & interest due at maturity	5,000	5,125	8/19/2020
Mortgage Note (4)	Principal & interest due at maturity	62	62	12/31/2018
Line of Credit (5)	Principal & interest due at maturity	-	106	11/15/2018
Line of Credit (6)	Principal & interest due at maturity	210	-	11/15/2019
Total outstanding principal		11,098	11,159
Points paid, net of direct issuance costs		-	-
Interest receivable (net prepaid interest)		1,020	947
Provision for interest receivable		(274)	(229)
Total notes and interest receivable		$11,844	$11,877

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  On July 28, 2017, the Company notified the borrower of default under the Promissory Note.  The Company currently believes that collectability is reasonably assured as the fair value of the mortgaged farm is greater than the amount owed under the loan. As of the date of this report a portion of the collateral under this note is under contract to sell for approximately $2.5 million. The Company cannot guarantee that the sale of this property will close.

(2)

The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the second and fifth anniversary of the notes by the borrower.

(3)	On April 17, 2018, the Company amended the loan to extend the term of the loan through March 1, 2020 and increased the interest rate to 7.5% per annum.
(4)

On April 2, 2018, the Company entered into a loan secured against farm equipment. As the borrower is working through bankruptcy proceedings the Company will settle this balance through the bankruptcy process. The Company does not expect to incur any material losses.

(5)

On April 2, 2018, the Company entered into a line of credit relationship with a tenant farmer with this line of credit secured against growing crops on the farms farmed by the tenant. The Company has reserved $0.2 million against this loan based on the Company’s assessment of the amount of this loan that the Company will be able to collect from the borrower.

(6)

In 2019, the Company entered into a line of credit relationship with a tenant farmer with this line of credit secured against growing crops on the farms farmed by the tenant. The Company is awaiting bankruptcy court approval of the related documentation.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of March 31, 2019 and December 31, 2018, the fair value of the notes receivable was $11.3 million and $11.7 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of March 31, 2019 and December 31, 2018, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			March 31,	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	Interest Rate Terms	2019	2019	2018	Date	2019
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$14,915	$14,915	April 2025	$22,136
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	81,076
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,828
MetLife Term Loan #1 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	87,942	89,913	March 2026	195,294
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	32,189
MetLife Term Loan #3	Semi-annual interest only	2.66% adjusted every three years	2.66%	21,000	21,000	March 2026	27,816
MetLife Term Loan #4 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	31,211
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	8,379	January 2027	13,964
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	21,253	21,253	June 2027	48,963
MetLife Term Loan #8	Semi-annual interest only	4.12% adjusted every three years	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	21,000	May 2028	41,081
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted monthly	5.19%	5,017	5,060	September 2023	14,745
Prudential	(3)	3.20%	3.20%	5,025	5,144	July 2019	10,583
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	4.18%	64,359	64,359	March 2028	135,276
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	4.11%	17,000	17,000	January 2022	29,576
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	4.11%	25,000	25,000	January 2022	39,749
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	4.11%	25,000	25,000	January 2022	58,069
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	4.11%	15,000	15,000	January 2022	29,170
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	4.11%	30,000	30,000	January 2022	85,707
Total outstanding principal				523,193	525,326		$1,091,134
Debt issuance costs				(1,620)	(1,685)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$521,573	$523,641

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

As of March 31, 2019 and December 31, 2018, the Operating Partnership had approximately $74.4 million and approximately $74.4 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at March 31, 2019.

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

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of March 31, 2019.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”), which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of March 31, 2019 and December 31, 2018,  approximately $5.1 million had been drawn down under this facility.  Interest on the Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019. The Company was in compliance with all applicable covenants at March 31, 2019.

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of March 31, 2019,  $0 remains available under this facility.

As of March 31, 2019, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Rabobank Mortgage Note

On December 15, 2017, the Company, the Operating Partnership and five wholly owned subsidiaries of the operating partnership entered into a loan agreement (the “Rabobank Mortgage Note”) with Rabo Agrifinance LLS (“Rabo”), which provides for a loan of approximately $66.4 million to the Company with a maturity date of March 1, 2028. Interest on the Rabobank Mortgage Note is payable semi-annually and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the six-month LIBOR plus 1.70%, which is subject to adjustment on the first day of March 2020, 2022, 2024 and 2026. Principal is payable annually commencing on March 1, 2024, with all remaining principal and outstanding interest due at maturity. Proceeds from the Rabobank Mortgage Note were used for the retirement of debt under the Farmer Mac Bonds. The Company was in compliance with all covenants under the Rabobank Mortgage Note as of March 31, 2019.

Effective April 1, 2018, the Company entered into an interest rate swap with Rabobank to fix the interest rate on $33.2 million of the loan for five years (see “Note 10 – Hedge Accounting”).

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the three months ended March 31, 2019, $0.0 million in costs were incurred in conjunction with the Rabobank Mortgage Note and MetLife Term Loan 9. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.8 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

Aggregate Maturities

As of March 31, 2019, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2019 (remaining nine months)	$5,257
2020	48,574
2021	275
2022	112,274
2023	3,962
Thereafter	352,851
$523,193

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2019 and December 31, 2018, the fair value of the mortgage notes payable was $521.3 million and $518.6 million, respectively.

Note 8—Commitments and Contingencies

In April 2015, the Company entered into a lease agreement for office space which the Company extended in January 2019 through July 31, 2020.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016 and $10,366 in June 2017, with annual increases thereafter.  As of March 31, 2019, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2019 (remaining nine months)	$96
2020	75
2021	—
2022	—
2023	—
Thereafter	—
$171

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of March 31, 2019 and December 31, 2018, the Company owned 93.0% and 87.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 7.0% and 13.0% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company issued 2,185,468, and 157,393, respectively, of shares of common stock upon redemption of 2,185,468, and 157,393, respectively, Common units that had been tendered for redemption. There were 2.4 million and 4.6 million outstanding Common units eligible to be tendered for redemption as of March 31, 2019 and December 31, 2018, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the three months ended March 31, 2019 and March 31, 2018.  During the three months ended March 31, 2019, the Company increased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $0.1 million. During the three months ended March 31, 2018, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $0.3 million.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of March 31, 2019 and December 31, 2018 was $117.9 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2019 and 2018:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2017	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2018	117	$117,878

Balance at December 31, 2018	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2019	117	$117,878

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of March 31, 2019 and December 31, 2018 was $145.7 million and $143.8 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended March 31, 2019 and the year ended December 31, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2019	February 7, 2019	April 1, 2019	April 15, 2019	$0.0500

2018	November 5, 2018	January 1, 2019	January 15, 2019	$0.0500
	August 8, 2018	October 1, 2018	October 15, 2018	0.0500
	May 1, 2018	July 2, 2018	July 16, 2018	0.1275
	February 13, 2018	April 2, 2018	April 16, 2018	0.1275
				$0.3550

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $0.9 million in distributions payable as of March 31, 2019. The distributions are payable annually in arrears on January 15 of each year.

In connection with the Series B Participating Preferred Stock, the Company paid $2.3 million in distributions on April 1, 2019 to stockholders of record as of March 15, 2019. As long as shares of Series B Participating Preferred Stock are outstanding,  distributions on such shares are payable on the last day of March, June, September and December of each year to stockholders of record on the 15th day of such months.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. On August 1, 2018, the Company’s board of directors approved a $30 million increase to the stock repurchase plan such that the Company may now repurchase up to an aggregate of $30.7 million in shares of its common stock and Series B preferred stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to continue to fund repurchases under the program using cash on hand.  The Company repurchased 1,166,073 shares for $6.5 million at an average price of $5.61 per share during the three months ended March 31, 2019. As of March 31, 2019, the Company had approximately $17.1 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan, among other things, increased the aggregate number of shares of the Company’s common stock reserved for issuance from approximately 0.6 million, which was available under the First Amended and Restated Farmland Partners Inc. Equity Incentive Plan (together with the Second Amended Plan, the “Plan”), to approximately 1.3 million (including the approximate 0.5 million shares of restricted common stock that have been issued under the Plan and approximately 0.8 million shares reserved for future issuance). As of March 31, 2019, there were 0.4 million shares available for future grant under the Plan.

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

A summary of the nonvested shares as of March 31, 2019 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2018	299	$9.49
Granted	224	6.06
Vested	(100)	9.55
Forfeited	(1)	8.12
Unvested at March 31, 2019	422	$7.66

For the three months ended March 31, 2019 and 2018, the Company recognized $0.4 million and $0.3 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of March 31, 2019 and December 31, 2018, there were $2.5 million and $1.6 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 0.71 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2018, resulting in no change in fair value for the three months ended March 31, 2019.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred no offering costs during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had $0.2 million and $0.2 million, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2019	2018
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$8	$441
Less: Nonforfeitable distributions allocated to unvested restricted shares	(21)	(42)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,127)	(3,143)
Net loss attributable to common stockholders	$(3,140)	$(2,744)

Denominator:
Weighted-average number of common shares - basic	30,791	33,014
Conversion of preferred units(1)	—	—
Unvested restricted shares(1)	—	—
Redeemable non-controlling interest(1)	—	—
Weighted-average number of common shares - diluted	30,791	33,014

Loss per share attributable to common stockholders - basic	$(0.10)	$(0.08)

(1)	Anti-dilutive for the three months ended March 31, 2019 and 2018.

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share. As of March 31, 2019, the Company no longer has any Common units included as redeemable non-controlling interests outstanding in the mezzanine section of the consolidated balance sheets.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 3.2 million and 4.7 million for the three months ended March 31, 2019 and 2018, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2019 and 2018, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and three months ended March 31, 2019, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three months ended March 31, 2019 and 2018, diluted weighted average common shares do not include the impact of 0.4 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019	December 31, 2018
Shares	31,414	30,295
Common Units	2,397	4,582
Unvested Restricted Stock Awards	422	299
	34,233	35,176

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

In determining hedge effectiveness of the interest rate swap the Company has utilized regression analysis. On an ongoing basis the Company reviews hedge effectiveness, through regression analysis as well as assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. As of the date of this report, the Company concluded the hedge was highly effective.

As of March 31, 2019, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$1,080
	Other Comprehensive Income	(1,080)

The effect of derivative instruments on the consolidated statements of operations for the periods ended March 31, 2019 and 2018 is set out below:

($ in thousands)
Cash flow hedging relationships	Amount of Gain / (Loss) recognized in OCI on derivative	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	15	Interest expense

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

The following table outlines the movements in the other comprehensive income account as at March 31, 2019 and December 31, 2018:

($ in thousands)	March 31, 2019	December 31, 2018
Beginning accumulated derivative instrument gain or loss	$(865)	$—
Net change associated with current period hedging transactions	(215)	(865)
Net amount of reclassification into earnings	—	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(1,080)	$(865)

Note 11—Subsequent Events

Subsequent to quarter end, the Company repurchased 480,270 shares of common stock for an aggregated $3.2 million at a weighted average price of $6.58 per share.

On April 17, 2019 the Company sold one farm in the Corn Belt for $10.8 million and a booked gain of $0.6 million.

On May 3, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on July 1, 2019 to stockholders of record as of June 15, 2019.

On May 3, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on July 15, 2019 to stockholders and unitholders of record as of July 1, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our  consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities Exchange Commission (“SEC”) on March 14, 2019, which is accessible on the SEC’s website at www.sec.gov.  References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, our ability to identify new acquisitions and close on pending acquisitions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 162,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30%  is used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2019, we own a 93.0% interest in the Operating Partnership. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of March 31, 2019:

Region (1)	Total Acres
Corn Belt	45,458
Delta and South	28,127
High Plains	31,279
Southeast	46,196
West Coast	11,586
162,646

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

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS provides volume purchasing services to our tenants, operates a small-scale custom farming business, and occasionally provides our tenants with small operating loans. As of March 31, 2019, the TRS performs these custom farming operations on 1,857 acres of farmland located in Florida, Michigan and California.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of the leases that are in place as of the date of this Quarterly Report on Form 10-Q have fixed annual rental payments. Some of our leases have variable rents based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents will help insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants while making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of 100% of the annual rent, leases for which the rent is based on a percentage of a tenant’s farming revenues and leases with terms greater than one year.

In addition, an increasing number of our leases provide for crop share lease payments, through which we only recognize revenue to the amount of the crop insurance minimum. The excess cannot be recognized as revenue until the tenant enters into a contract to sell their crop. Generally, we expect tenants to enter into contracts to sell their crop following the harvest of the crop.

Recent Developments

Completed Dispositions

       During the three months ended March 31, 2019,  the Company sold four properties in the Corn Belt for aggregate proceeds of $4.7 million and recognized an aggregate gain on sale of $0.4 million.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many crops experienced significant declines in 2014 and 2015 and many crops have still not recovered to their pre-2014 prices, we do not believe that such declines represent a trend that will continue over the long term. Rather, we believe that long-term growth trends in global population and GDP per capita will result in increased prices for primary crops over time.  We believe that these factors, coupled with yield increases, will lead to higher revenue per acre and therefore higher rents.

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

Lease Expirations

Farm leases are generally short-term in nature.  As of March 31, 2019, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Cash Rents	% of Annual Cash Rents
2019 (remaining nine months)	52,858	32.5%	$6,653	16.1%
2020	46,076	28.4%	12,241	29.6%
2021	38,753	23.9%	12,054	29.2%
2022	11,567	7.1%	2,158	5.2%
2023	—	0.0%	—	—%
2024 and beyond	13,142	8.1%	8,232	19.9%
	162,396	100.0%	$41,338	100.0%

As of March 31, 2019, we had approximately 48,000 acres for which lease payments are based on a percentage of farming revenues and 625 acres that are leased to our TRS.  Acres leased to our TRS are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We expect market rents in the coming year to be flat.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

Crop Prices

We believe short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for a fixed cash rental rate, a common approach in agricultural markets, especially with respect to row crops, for several reasons.  This approach recognizes that the value of leased land to a tenant is more closely linked to the total revenue produced on the property, which is driven by crop yield and crop price. This approach simplifies the administrative requirements for the landlord and the tenant significantly. This approach supports the tenants’ desire to maintain access to their leased farms, which are in short supply, a concept expanded upon below, by providing the landlord consistent rents. Crop price exposure is also limited because tenants benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a bonus component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies.

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

Critical Accounting Policies and Estimates

Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

	For the three months ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,672	$9,941	$(269)	(3)%
Tenant reimbursements	467	768	(301)	(39)%
Crop sales	450	79	371	470%
Other revenue	300	419	(119)	(28)%
Total operating revenues	10,889	11,207	(318)	(3)%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,115	2,130	(15)	(1)%
Property operating expenses	1,932	1,697	235	14%
Acquisition and due diligence costs	—	131	(131)	(100)%
General and administrative expenses	1,374	1,964	(590)	(30)%
Legal and accounting	723	463	260	56%
Other operating expenses	222	1	221	22,100%
Total operating expenses	6,366	6,386	(20)	(0)%
OPERATING INCOME	4,523	4,821	(298)	(6)%

OTHER (INCOME) EXPENSE:
Other income	(24)	(81)	57	(70)%
(Gain) loss on disposition of assets	(418)	8	(426)	NM
Interest expense	4,956	4,391	565	13%
Total other expense	4,514	4,318	196	5%

Net income before income tax expense	9	503	(494)	98%

Income tax expense	—	—	—	NM

NET INCOME	$9	$503	$(494)	98%

NM=Not Meaningful

Our rental income for the three months ended March 31, 2019 was impacted by the two acquisitions and five dispositions completed in the last three quarters of 2018 and four dispositions completed in the first quarter of 2019. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the quarter ended March 31, 2019 includes approximately 149,000 acres, representing 92% of our current portfolio on an acreage basis.

On a same-property basis, total rental income increased $0.2 million, or 2.3%, for the three months ended March 31, 2019 as compared to the three months ended March  31, 2018. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income decreased $0.3 million, or 3.0%, for the three months ended March 31, 2019 as compared to the three months ended March  31, 2018, resulting from asset dispositions and the timing of crop share revenue recognition in connection with certain permanent crops.

Revenues recognized from tenant reimbursement of property taxes decreased $0.3 million, or 39.0%, during the three months ended March 31, 2019 as compared to the three months ended March  31, 2018. This decrease is the result of a  decreased number of supplemental property tax invoices charged to us and reimbursed by tenants, which are largely related to leases on properties in the state of California.

There were $0.5 million crop sales during the three months ended March 31, 2019 as compared to $0.1 million in the comparative three month period ended March 31, 2018. The 2018 crop sales related to one remaining development property that we acquired in the merger with American Farmland Company. The property is estimated to be in its final year of growth before reaching commercial production.

Other revenues totaled $0.3 million during the three months ended March 31, 2019 as compared to $0.4 million in the comparative three-month period ended March 31, 2018.  They consisted of interest and amortization of net loan fees from notes receivable. Notes receivable totaled $11.8 million as of March 31, 2019 compared to $11.6 million as of March 31, 2018.

Depreciation, depletion and amortization expense decreased $0.02 million, or 1.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 as a result of the decrease of the amortization of in place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating expenses increased $0.2 million, or 14.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase relates to clean up costs on farms in the Southeast region as a result of Hurricane Michael in the fourth quarter of 2018.

Acquisition and due diligence costs decreased by 100% for the three months ended March 31, 2019 as compared to the same period of the prior year. Prior year expenses largely related to costs associated with the acquisition of various farm properties.

General and administrative expenses decreased by 30.0% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  The decrease is largely due to lower overall payroll costs for employees.

Legal and accounting expenses increased $0.3 million, or 56.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which was primarily a result of legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties under the pseudonym Rota Fortunae, as discussed below under Part II Item 1 “Legal Proceedings.” The Company believes that a substantial portion of the costs associated with the Rota Fortunae litigation will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process.

Other operating expenses increased $0.2 million, or 22,100.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 as a result of higher cost of goods sold on citrus crop sales made in the period.

Other income decreased $0.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which was primarily due to lower interest income on bank accounts.

The gain / loss on disposition of assets increased $0.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarly to the gain on sale of four properties in the Corn Belt during the period.

Interest expense increased $0.6 million, or 13.0%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase is the result of an increase in interest rates.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and unitholders and other general business needs.

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

During the three months ended March 31, 2019, we sold four properties in the Corn Belt for proceeds of $4.7 million. We used $2.0 million of such proceeds to repay a portion of one of our term loans with Metlife.

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

During the three months ended March 31, 2019, we used $6.5 million to repurchase an aggregate of 1,166,073 shares of common stock and $0.3 million to repurchase an aggregate of 16,800 Series B Participating preferred shares.We currently have authority to repurchase up to an aggregate of $17.1 million in additional shares of our common stock or shares of our Series B participating preferred Stock. Our board of directors intends to reevaluate dividends on our common stock and Common units in future quarters. However, we can provide no assurances that dividends will be increased in the future.

Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” included in the financial statements section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$13,830	$15,076
Net cash provided by investing activities	$2,603	$(33,839)
Net cash (used in) provided by financing activities	$(14,174)	$(15,107)

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

As of March 31, 2019, we had $19.2 million of cash compared to $19.7 million at March 31, 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $1.2 million primarily as a result of the following:

•	Receipt of $18.1 million in cash rents for the three months ended March 31, 2019 as compared to receiving $18.2 million in cash rents in the three months ended March 31, 2018;
•	An increase of $1.0 million in cash interest payments as compared to the three months ended March 31, 2018;

•	Receipt of $0.5 million related to crop sales for the three months ended March 31, 2019 as compared to $0.1 million related to crop sales for the three months ended March 31, 2018; and
•	An increase of approximately $0.2 million in cash paid for other operating expenses as compared to the three months ended March 31, 2018.

Cash Flows from Investing Activities

Net cash provided by investing activities increased $36.4 million primarily as a result of the following:

•

Completing no acquisitions during the three months ended March 31, 2019 as opposed to completing four acquisitions during the three months ended March 31, 2018 for aggregate cash consideration of $26.8 million;

•	An decrease of $3.1 million in investments in real estate improvements as compared to the three months ended March 31, 2018;
•	Aggregate proceeds of $4.7 million received on the sale of four properties in the Corn Belt;
•	A $3.2 million decrease in principal repayments on notes receivable received by the Company as compared to the three months ended March 31, 2019; and
•	A $5.0 million decrease in notes receivable issued by the Company as compared to the three months ended March 31, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $0.9 million primarily as a result of the following:

•	Debt payments increased $2.0 million as compared to the three months ended March 31, 2018;
•	A decrease of $2.5 million in dividends paid on common stock as compared to the three months ended March 31, 2018;
•	A $0.1 million decrease in payments associated with various offering costs as compared to the three months ended March 31, 2018; and
•	A decrease in distributions of $0.5 million to non-controlling interests as compared to the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.0 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improve comparability of our results over each reporting period and of our Company with other real estate operators.

•

Stock based compensation.  Stock based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations.  We believe that excluding these costs from AFFO improves comparability of our results over each reporting period and of our Company with other real estate operators.

•

Distributions on Series A preferred units.  Distributions on Series A preferred units, which are convertible into Common units on or after March 2, 2026, have a fixed and certain impact on our cash flow, and thus they are subtracted from FFO.  We believe this improves comparability of our Company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2019	2018
Net income (loss)	$9	$503
(Gain) loss on disposition of assets	(418)	8
Depreciation, depletion and amortization	2,115	2,130
FFO	1,706	2,641

Stock based compensation	396	331
Indirect equity offering costs	—	—
Real estate related acquisition and due diligence costs	—	131
Distributions on Preferred units	(3,126)	(3,142)
AFFO	$(1,024)	$(39)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	34,362	38,004

Net loss per share available to common stockholders	$(0.10)	$(0.08)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.10	0.10
Depreciation and depletion	0.06	0.06
Stock based compensation	0.01	0.01
(Gain) loss on disposition of assets	(0.01)	—
Real estate related acquisition and due diligence costs	—	0.00
Distributions on Preferred units	(0.09)	(0.08)
AFFO per diluted weighted average share	$(0.03)	$0.00

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2019	2018
Basic weighted average shares outstanding	30,791	33,014
Weighted average OP units on an as-if converted basis	3,242	4,694
Weighted average unvested restricted stock	329	296
AFFO weighted average common shares	34,362	38,004

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended
	March 31,
(in thousands)	2019	2018
Net loss	$9	$503
Interest expense	4,956	4,391
Depreciation, depletion and amortization	2,115	2,130
(Gain) loss on disposition of assets	(418)	8
EBITDAre	$6,662	$7,032

Stock based compensation	396	331
Real estate related acquisition and due diligence costs	—	131
Adjusted EBITDAre	$7,058	$7,494

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

At March 31, 2019, $181.4 million, or 34.7%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $2.9 million per year. At March 31, 2019,  1 year LIBOR was approximately 269 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $4.2 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors.

As of March 31, 2019, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

      None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended March 31, 2019 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase program by an aggregate of $30 million such that the amount of shares of our common stock and Series B participating preferred stock that may be repurchased is now approximately $38.5 million.

(shares in thousands)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2019 - January 31, 2019	927	$5.41	17	$18.51	—	$18,595
February 1, 2019 - February 28, 2019	—	—	—	—	—	18,595
March 1, 2019 - March 31, 2019	239	6.39	—	—	—	17,067
Total	1,166	$5.61	17	$18.51	—	$17,067

From January 1, 2019, through the date of this report, the Company has repuchased 1,646,343 shares of common stock under the share repurchase program for an aggregate of $9.7 million at a weighted average price of $5.88 per share and 16,800 shares of Series B participating preferred stock for an aggregate of $0.3 million at a weighted average price of $18.51 per share.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The exhibits on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Amended and restated Employment Agreement, dated as of February 6, 2019, by and between Farmland Partners Inc. and Erica Borenstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2019).

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

Farmland Partners Inc.

Date: May 9, 2019	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)