Form 10-Q
period 2019-06-30
Farmland Partners Inc.
filed 2019-08-08
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of August 6, 2019, 29,603,077 shares of the Registrant’s common stock (31,999,588 on a fully diluted basis, including 2,396,511 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June  30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of June  30, 2019 (Unaudited) and December 31, 2018

(in thousands except par value and share data)

	June 30,	December 31,
	2019	2018
ASSETS
Land, at cost	$935,486	$957,516
Grain facilities	12,103	12,184
Groundwater	11,473	11,473
Irrigation improvements	53,398	53,458
Drainage improvements	12,311	12,271
Permanent plantings	52,905	52,989
Other	7,827	8,196
Construction in progress	10,217	10,262
Real estate, at cost	1,095,720	1,118,349
Less accumulated depreciation	(21,747)	(18,202)
Total real estate, net	1,073,973	1,100,147
Deposits	—	—
Cash	22,359	16,891
Notes and interest receivable, net	7,753	11,877
Right of use asset	135	—
Deferred offering costs	218	218
Deferred financing fees, net	217	261
Accounts receivable, net	4,579	6,136
Inventory	708	341
Prepaid and other assets	1,881	3,638
TOTAL ASSETS	$1,111,823	$1,139,509

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$512,469	$523,641
Lease liability	135	—
Dividends payable	1,613	1,681
Derivative liability	1,735	865
Accrued interest	4,469	4,296
Accrued property taxes	2,013	1,666
Deferred revenue	5,254	238
Accrued expenses	3,554	3,581
Total liabilities	531,242	535,968

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 5,973,959 shares issued and outstanding at June 30, 2019, and 6,013,587 December 31, 2018	145,154	143,758
Redeemable non-controlling interest in operating partnership, Series A preferred units	118,755	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 29,844,349 shares issued and outstanding at June 30, 2019, and 30,594,592 shares issued and outstanding at December 31, 2018	290	300
Additional paid in capital	335,256	332,996
Retained earnings	4,660	4,852
Cumulative dividends	(45,778)	(42,695)
Other comprehensive income	(1,735)	(865)
Non-controlling interests in operating partnership	23,979	44,685
Total equity	316,672	339,273

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,111,823	$1,139,509

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and six months ended June  30, 2019 and 2018

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Rental income	$9,698	$10,057	$19,369	$19,998
Tenant reimbursements	466	774	934	1,542
Crop sales	484	331	933	410
Other revenue	300	257	600	677
Total operating revenues	10,948	11,419	21,836	22,627

OPERATING EXPENSES
Depreciation, depletion and amortization	2,092	2,126	4,207	4,256
Property operating expenses	2,188	2,109	4,120	3,797
Acquisition and due diligence costs	1	—	1	141
General and administrative expenses	1,419	1,701	2,793	3,665
Legal and accounting	1,293	284	2,016	747
Other operating expenses	1	11	224	11
Total operating expenses	6,994	6,231	13,361	12,617
OPERATING INCOME	3,954	5,188	8,475	10,010

OTHER (INCOME) EXPENSE:
Other income	(111)	(90)	(136)	(171)
Loss (gain) on disposition of assets	(7,491)	(143)	(7,909)	(135)
Interest expense	5,031	4,440	9,987	8,832
Total other expense	(2,571)	4,207	1,942	8,526

Net income before income tax expense	6,525	981	6,533	1,484

Income tax expense	—	—	—	—

NET INCOME (LOSS)	6,525	981	6,533	1,484

Net (income) loss attributable to non-controlling interests in operating partnership	(473)	(121)	(474)	(183)

Net income (loss) attributable to the Company	6,052	860	6,059	1,301

Nonforfeitable distributions allocated to unvested restricted shares	(21)	(41)	(42)	(83)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(3,125)	(3,142)	(6,251)	(6,283)

Net loss available to common stockholders of Farmland Partners Inc.	$2,906	$(2,323)	$(234)	$(5,065)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$0.09	$(0.07)	$(0.01)	$(0.15)
Diluted net (loss) available to common stockholders	$0.08	$(0.07)	$(0.01)	$(0.15)
Basic weighted average common shares outstanding	30,637	32,542	30,714	32,777
Diluted weighted average common shares outstanding	48,370	32,542	30,714	32,777
Dividends declared per common share	$0.05	$0.1275	$0.1000	$0.2550

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity

For the six months ended June 30, 2019 and 2018

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non‑controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2017	33,334	329	350,147	5,161	(31,199)	—	46,513	370,951

Net income	—	—	—	1,301	—	—	183	1,484
Grant of unvested restricted stock	160	—	—	—	—	—	—	—
Stock based compensation	—	—	730	—	—	—	—	730
Dividends and distributions accrued or paid	—	—	—	(6,284)	(8,381)	—	(1,168)	(15,833)
Repurchase and cancellation of shares	(780)	(8)	(6,510)	—	—	—	—	(6,518)
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Derivative Liability	—	—	—	—	—	(495)	—	(495)
Conversion of Common units to shares of common stock	157	2	1,543	—	—	—	(1,545)	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	690	—	—	—	(690)	—
Balance at June 30, 2018	32,868	$323	$346,600	$178	$(39,580)	(495)	$43,293	$350,319

Balance at December 31, 2018	30,594	$300	$332,996	$4,852	$(42,695)	$(865)	$44,685	$339,273

Net income	—	—	—	6,059	—	—	474	6,533
Grant of unvested restricted stock	224	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	(2)	—	—	—	—	(2)
Stock based compensation	—	—	778	—	—	—	—	778
Dividends accrued or paid	—	—	—	(6,251)	(3,083)	—	(239)	(9,573)
Conversion of common units to shares of common stock	2,185	22	21,292	—	—	—	(21,314)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(870)	—	(870)
Repurchase and cancellation of shares	(3,158)	(32)	(19,435)	—	—	—	—	(19,467)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(373)	—	—	—	373	—
Balance at June 30, 2019	29,844	$290	$335,256	$4,660	$(45,778)	(1,735)	$23,979	$316,672

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,533	$1,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,207	4,256
Amortization of deferred financing fees and discounts/premiums on debt	172	221
Amortization of net origination fees related to notes receivable	—	(5)
Stock based compensation	776	729
(Gain) loss on disposition of assets	(7,909)	(135)
Bad debt expense	339	556
Changes in operating assets and liabilities:
Increase in accounts receivable	1,661	2,108
(Increase) in interest receivable	(495)	(60)
Decrease in other assets	1,599	665
(Decrease) increase in inventory	(423)	(295)
Increase in accrued interest	173	966
(Decrease) increase in accrued expenses	58	(135)
Increase in deferred revenue	5,069	3,428
(Increase) decrease in accrued property taxes	367	320
Net cash provided by operating activities	12,127	14,103
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	—	(26,820)
Real estate and other improvements	(4,240)	(8,970)
Principal receipts on notes receivable	5,633	3,469
Casualty loss insurance recovery	—	(2)
Issuance of note receivable	(1,456)	(6,113)
Proceeds from sale of property	34,172	2,000
Net cash provided by investing activities	34,109	(36,436)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	—	21,000
Repayments on mortgage notes payable	(11,300)	(1,218)
Participating preferred stock repurchased	(851)	—
Common stock repurchased	(19,466)	(6,517)
Payment of offering costs		(152)
Payment of debt issuance costs		(235)
Dividends on common stock	(3,152)	(8,381)
Distribution on Series A preferred units	(3,510)	(3,510)
Distribution on Series B participating preferred stock	(2,249)	(4,528)
Distributions to non-controlling interests in operating partnership, common	(240)	(1,248)

Net cash used in financing activities	(40,768)	(4,789)

NET INCREASE IN CASH	5,468	(27,122)
CASH, BEGINNING OF PERIOD	16,891	53,536
CASH, END OF PERIOD	$22,359	$26,414
Cash paid during period for interest	$9,791	$7,761
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,492	$4,191
Dividend payable, common units	$120	$584
Distributions payable, Series A preferred units	$1,755	$1,755
Distributions payable, Series B participating preferred stock	$2,247	$—
Additions to real estate improvements included in accrued expenses	$264	$626
Property tax liability assumed in acquisitions	$—	$5
Right of Use Asset	$135	$—
Lease Liability	$135	$—

See accompanying notes.

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of June 30, 2019, the Company owned a portfolio of approximately 158,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2019, the Company owned a 92.6% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of June 30, 2019, the TRS performed these custom farming operations on 1,857 acres of farmland owned by the Company located in California, Michigan and Florida.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended June 30, 2019 and 2018 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three months ended June 30, 2019 and 2018 is unaudited.  The accompanying financial statements for the three months ended June 30, 2019 and 2018 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2019.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of actual operating results for the entire year ending December 31, 2019.

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

As of both June 30, 2019 and December 31, 2018, the Company had $1.3 million, in for tenant relationship intangibles, net of accumulated amortization of $1.1 million. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and six months ended June 30, 2019, the company expensed an immaterial amount of costs in relation to business combinations during the periods.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of our customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. As of June 30, 2019 and December 31, 2018, the Company had an allowance of $0.2 million and $0.2 million, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop was $0.0 million and $0.2 million and $0.0 million and $0.0 million for the three and six months ended June 30, 2019 and 2018, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or market.

As of June 30, 2019 and December 31, 2018, inventory consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Harvested crop	$—	$100
Growing crop	708	122
General inventory	—	119
	$708	$341

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

As of June 30, 2019, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

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

Most of our farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of June  30, 2019 have terms ranging from one to 40 years. Payments received in advance are included in deferred revenue until they are earned. As of June  30, 2019 and December 31, 2018, the Company had $5.3 million and $0.2 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three and six months ended June  30, 2019 and 2018:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Leases in effect at the beginning of the year	$9,367	$5,487	$18,881	$13,680
Leases entered into during the year	331	4,570	488	6,318
	$9,698	$10,057	$19,369	$19,998

Future minimum lease payments from tenants under all non-cancelable leases in place as of June  30, 2019, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2019 and each of the next four years and thereafter as of June  30, 2019 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2019 (remaining six months)	$17,775
2020	22,830
2021	10,711
2022	2,265
2023	472
Thereafter	7,591
$61,644

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.9 million and $0.5 million and $0.3 million and $0.4 million were recognized for the three and six months ended June  30, 2019 and 2018, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three months ended June  30, 2019, the Company had one significant tenant representing a tenant concentration as presented in the table below. If the Company’s significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. Rental income received is recorded on a straight-line basis over the applicable lease term.

The following table presents the amount of the rental income and percentage of the Company’s total rental income received from the Company’s significant tenant.

	Rental income recognized				Rental income recognized
	For the three months ended June 30,				For the six months ended
($ in thousands)	2019		2018		2019		2018
Tenant A	$1,094	11.2%	$1,111	11.0%	$2,322	11.9%	$2,215	11.1%

(1)	Tenant A is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June  30, 2019 and 2018 and the percentage of rental income recorded by the Company for the three and six months ended June  30, 2019 and 2018 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the six months ended
	As of June 30,		June 30,		June 30,
Location of Farm (2)	2019	2018	2019	2018	2019	2018
Corn Belt	27.6%	28.7%	33.9%	36.6%	35.1%	36.8%
Delta and South	17.8%	17.6%	11.2%	10.3%	11.3%	10.4%
High Plains	19.8%	19.0%	11.0%	8.6%	9.1%	8.5%
Southeast	27.5%	27.7%	25.4%	24.1%	25.3%	24.5%
West Coast	7.3%	7.0%	18.5%	20.4%	19.2%	19.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company paid  costs of $0.02 million and $0.03 million and $0.04 million and $0.07 million, respectively, during the three and six months ended June 30, 2019 and 2018 from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

During the six months ended June  30, 2019, the Company completed no acquisitions.

During the six months ended June  30, 2019, the Company completed three dispositions, consisting of six properties, in the Corn Belt and Southeast regions for aggregate proceeds of $34.2 million and recognized an aggregate gain on sale of $7.6 million.

During the six months ended June  30, 2018, the Company completed four acquisitions that were accounted for as asset acquisitions in Nebraska, South Carolina and North Carolina. Consideration totaled $26.8 million and consisted of cash. No intangible assets were acquired through these acquisitions.

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

As of June  30, 2019 and December 31, 2018, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	June 30, 2019	December 31, 2018	Date
Mortgage Note (1)	Principal & interest due at maturity	$1,800	$1,840	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	234	234	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,145	2,145	3/16/2022
Mortgage Note (3)	Principal & interest due at maturity	1,647	1,647	3/1/2020
Mortgage Note (4)	Principal & interest due at maturity	-	5,125	8/19/2020
Mortgage Note (5)	Principal & interest due at maturity	62	62	12/31/2018
Line of Credit (6)	Principal & interest due at maturity	-	106	11/15/2018
Line of Credit (7)	Principal & interest due at maturity	1,094	-	11/15/2019
Total outstanding principal		6,982	11,159
Points paid, net of direct issuance costs		-	-
Interest receivable (net prepaid interest)		1,091	947
Provision for interest receivable		(320)	(229)
Total notes and interest receivable		$7,753	$11,877

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

(3)	On April 17, 2018, the Company amended the loan to extend the term of the loan through March 1, 2020 and increased the interest rate to 7.5% per annum.
(4)	During the three months ended June 30, 2019 the outstanding amount on this loan was fully repaid.
(5)

On April 2, 2018, the Company entered into a loan secured against farm equipment. As the borrower is working through bankruptcy proceedings the Company will settle this balance through the bankruptcy process. The Company does not expect to incur any material losses.

(6)	During the three months ended June 30, 2019 the outstanding amount on this loan was fully repaid.
(7)

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of June  30, 2019 and December 31, 2018, the fair value of the notes receivable was $7.1 million and $11.7 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of June 30, 2019 and December 31, 2018, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			June 30,	June 30,	December 31,	Maturity	June 30,
Loan	Payment Terms	Interest Rate Terms	2019	2019	2018	Date	2019
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$14,915	$14,915	April 2025	$22,136
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	81,544
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,911
MetLife Term Loan #1 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	87,942	89,913	March 2026	195,252
MetLife Term Loan #2	Semi-annual interest only	2.66% adjusted every three years	2.66%	16,000	16,000	March 2026	32,189
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	21,000	21,000	March 2026	27,816
MetLife Term Loan #4 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	31,227
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	8,379	January 2027	14,146
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	17,153	21,253	June 2027	39,126
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	21,000	May 2028	41,197
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted monthly	5.19%	4,975	5,060	September 2023	14,745
Prudential	(3)	3.20%	3.20%	—	5,144	July 2019	—
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	4.18%	64,359	64,359	March 2028	135,386
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.90%	17,000	17,000	January 2022	29,806
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.90%	25,000	25,000	January 2022	39,749
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.90%	25,000	25,000	January 2022	45,700
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.90%	15,000	15,000	January 2022	29,170
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.90%	30,000	30,000	January 2022	85,707
Total outstanding principal				514,026	525,326		$1,059,506
Debt issuance costs				(1,557)	(1,685)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$512,469	$523,641

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

(3)

Loan was repaid in full on June 28, 2019 and was an amortizing loan with semi-annual principal and interest payments that commence on July 1, 2017, with all remaining principal and outstanding interest due at maturity.

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

As of June 30, 2019 and December 31, 2018, the Operating Partnership had approximately $74.4 million and approximately $74.4 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at June 30, 2019.

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

Interest on Term Loan 1 and Term Loan 4 is payable semi-annually and accrues at an adjustable rate of 3.48%, which may be adjusted by MetLife on each of March 29, 2020, and March 29, 2023 for Term Loan 1 and Term Loan 4, and March 29, 2026 for Term Loan 4, to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 1 and Term Loan 4. Effective March 29, 2017, the Company exercised its option to convert the interest rate on Term Loan 1 and Term Loan 4 from a floating rate to an adjustable rate.

Interest on Term Loan 2 and Term Loan 3 is payable semi-annually and accrues at an updated rate of 4.27% per annum (initially 2.66%), which may be adjusted by MetLife on each of March 29, 2022 and March 29, 2025 to an interest rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 2 and Term Loan 3.

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

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of June 30, 2019.

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

Farm Credit of Central Florida Mortgage Note

On August 31, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement (the “Farm Credit Mortgage Note”) with Farm Credit of Central Florida (“Farm Credit”), which provides for a loan of approximately $8.2 million to the Company with a maturity date of September 1, 2023.  As of June 30, 2019 and December 31, 2018,  approximately $5.1 million had been drawn down under this facility.  Interest on the Farm Credit Mortgage Note is payable quarterly and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the one-month LIBOR plus 2.6875%, which is subject to adjustment on the first day of September 2016, and on the first day of each month thereafter. Principal is payable quarterly commencing on October 1, 2018, with all remaining principal and outstanding interest due at maturity. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019. The Company was in compliance with all applicable covenants at June 30, 2019.

Prudential  Note

On December 21, 2016, a wholly owned subsidiary of the Operating Partnership entered into a loan agreement with The Prudential Insurance Company of America (“Prudential”), which provides for a loan of approximately $6.6 million to the Company with a maturity date of July 1, 2019 (the “Prudential Note”).  Interest on the Prudential Note is payable in cash semi-annually and accrues at a fixed rate of 3.20% per annum. Proceeds from the Prudential Note were used for the acquisition of additional properties. On June 28, 2019 the Company fully repaid all outstanding amounts under this note.

Rutledge Credit Facilities

Upon closing of the Company’s acquisition of American Farmland Company and related transactions (the “AFCO Mergers”), by virtue of American Farmland Company L.P. (“AFCP OP”) becoming a subsidiary of the Company, the Company assumed AFCO’s outstanding indebtedness under four loan agreements (the “Existing Rutledge Loan Agreements”) between AFCO OP and Rutledge Investment Company (“Rutledge”), which are further described below:

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

On February 3, 2017, the Company and the Operating Partnership each entered into separate guarantees (the “Fifth Loan Guarantees” and together with the Existing Loan Guarantees, the “Guarantees”) whereby they are required to unconditionally guarantee AFCO OP’s obligations under the Fifth Rutledge Loan Agreement. As of June 30, 2019,  $0 remains available under this facility.

As of June 30, 2019, the Company was in compliance with all covenants under the Rutledge Loan Agreements.

Rabobank Mortgage Note

On December 15, 2017, the Company, the Operating Partnership and five wholly owned subsidiaries of the operating partnership entered into a loan agreement (the “Rabobank Mortgage Note”) with Rabo Agrifinance LLS (“Rabo”), which provides for a loan of approximately $66.4 million to the Company with a maturity date of March 1, 2028. Interest on the Rabobank Mortgage Note is payable semi-annually and accrues at a floating rate that will be adjusted monthly to a rate per annum equal to the six-month LIBOR plus 1.70%, which is subject to adjustment on the first day of March 2020, 2022, 2024 and 2026. Principal is payable annually commencing on March 1, 2024, with all remaining principal and outstanding interest due at maturity. Proceeds from the Rabobank Mortgage Note were used for the retirement of debt under the Farmer Mac Bonds. The Company was in compliance with all covenants under the Rabobank Mortgage Note as of June 30, 2019.

Effective April 1, 2018, the Company entered into an interest rate swap with Rabobank to fix the interest rate on $33.2 million of the loan for five years (see “Note 10 – Hedge Accounting”).

LIBOR is expected to be discontinued after 2021. As of June 30, 2019, the Company had $181.3 million of variable- rate debt outstanding with interest rates tied to LIBOR and maturity dates beyond 2021. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable.  During the three months ended June  30, 2019, $0.0 million in costs were incurred in conjunction with the Rabobank Mortgage Note and MetLife Term Loan 9. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.9 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

Aggregate Maturities

As of June 30, 2019, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2019 (remaining six months)	$189
2020	48,574
2021	274
2022	112,274
2023	3,962
Thereafter	348,751
$514,024

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2019 and December 31, 2018, the fair value of the mortgage notes payable was $524.4 million and $518.6 million, respectively.

Note 8—Commitments and Contingencies

In April 2015, the Company entered into a lease agreement for office space which the Company extended in January 2019 through July 31, 2020.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016 and $10,366 in June 2017, with annual increases thereafter.  As of June  30, 2019, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2019 (remaining six months)	$64
2020	75
2021	—
2022	—
2023	—
Thereafter	—
$139

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership.  As of June 30, 2019 and December 31, 2018, the Company owned 92.6% and 87.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 7.4% and 13.0% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the  Company receives a notice of redemption. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company issued 2,185,468, and 157,393, respectively, of shares of common stock upon redemption of 2,185,468, and 157,393, respectively, Common units that had been tendered for redemption. There were 2.4 million and 4.6 million outstanding Common units eligible to be tendered for redemption as of June 30, 2019 and December 31, 2018, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the six months ended June 30, 2019 and June  30, 2018.  During the six months ended June  30, 2019, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $0.4 million. During the six months ended June  30, 2018, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $0.7 million.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of June 30, 2019 and December 31, 2018 was $118.8 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the three months ended June 30, 2019 and 2018:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2017	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	1,755
Balance at June 30, 2018	117	$118,755

Balance at December 31, 2018	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	1,755
Balance at June 30, 2019	117	$118,755

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of June 30, 2019 and December 31, 2018 was $145.2 million and $143.8 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the six months ended June  30, 2019 and the year ended December 31, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2019	May 8, 2019	July 1, 2019	July 15, 2019	$0.0500
	February 7, 2019	April 1, 2019	April 15, 2019	0.0500
				$0.1000

2018	November 5, 2018	January 1, 2019	January 15, 2019	$0.0500
	August 8, 2018	October 1, 2018	October 15, 2018	0.0500
	May 1, 2018	July 2, 2018	July 16, 2018	0.1275
	February 13, 2018	April 2, 2018	April 16, 2018	0.1275
				$0.3550

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $0.9 million in distributions payable as of June 30, 2019. The distributions are payable annually in arrears on January 15 of each year.

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

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. On August 1, 2018, the Company’s board of directors approved a $30 million increase to the stock repurchase plan such that the Company may now repurchase up to an aggregate of $30.7 million in shares of its common stock and Series B preferred stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to continue to fund repurchases under the program using cash on hand.  The Company repurchased 3,157,911 shares for $19.5 million at an average price of $6.15 per share during the six months ended June  30, 2019. As of June  30, 2019, the Company had approximately $3.6 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan, among other things, increased the aggregate number of shares of the Company’s common stock reserved for issuance from approximately 0.6 million, which was available under the First Amended and Restated Farmland Partners Inc. Equity Incentive Plan (together with the Second Amended Plan, the “Plan”), to approximately 1.3 million (including the approximate 0.5 million shares of restricted common stock that have been issued under the Plan and approximately 0.8 million shares reserved for future issuance). As of June 30, 2019, there were 0.4 million shares available for future grant under the Plan.

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

A summary of the nonvested shares as of June 30, 2019 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2018	299	$9.49
Granted	224	6.06
Vested	(132)	8.58
Forfeited	(1)	8.12
Unvested at June 30, 2019	390	$7.64

For the six months ended June 30, 2019 and 2018, the Company recognized $0.8 million and $0.7 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of June 30, 2019 and December 31, 2018, there were $2.1 million and $1.6 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.26 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2018, resulting in no change in fair value for the six months ended June 30, 2019.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.0 million and $0.1 million in offering costs during the six months ended June  30, 2019 and 2018, respectively. As of June  30, 2019 and December 31, 2018, the Company had $0.2 million and $0.2 million, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$6,052	$860	$6,059	$1,301
Less: Nonforfeitable distributions allocated to unvested restricted shares	(21)	(41)	(42)	(83)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,125)	(3,142)	(6,251)	(6,283)
Net loss attributable to common stockholders	$2,906	$(2,323)	$(234)	$(5,065)

Denominator:
Weighted-average number of common shares - basic	30,637	32,542	30,714	32,777
Conversion of preferred units(1)	17,733	—	—	—
Unvested restricted shares(2)	—	—	—	—
Redeemable non-controlling interest(2)	—	—	—	—
Weighted-average number of common shares - diluted	48,370	32,542	30,714	32,777

Loss per share attributable to common stockholders - basic	$0.09	$(0.07)	$(0.01)	$(0.15)

(1)	Anti-dilutive for the three and six months ended June 30, 2018 and for the six months ended June 30, 2019.
(2)	Anti-dilutive for the three and six months ended June 30, 2019 and 2018.

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share. As of June 30, 2019, the Company no longer has any Common units included as redeemable non-controlling interests outstanding in the mezzanine section of the consolidated balance sheets.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 2.4 million and 4.6 million for the six months ended June 30, 2019 and 2018, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2019 and 2018, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2019, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the six months ended June 30, 2019 and 2018, diluted weighted average common shares do not include the impact of 0.4 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019	December 31, 2018
Shares	29,454	30,295
Common Units	2,397	4,582
Unvested Restricted Stock Awards	390	299
	32,241	35,176

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

The Company determines the hedge effectiveness of its interest rate swaps at inception using regression analysis. On an ongoing basis the Company reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. If the qualitative assessment indicates that the hedge relationship is ineffective, the Company performs a regression analysis. As of the date of this report, the Company concluded the hedge was highly effective.

As of June 30, 2019, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$1,735
	Other Comprehensive Income	(1,735)

The effect of derivative instruments on the consolidated statements of operations for the periods ended June 30, 2019 and 2018 is set out below:

($ in thousands)
Cash flow hedging relationships	Amount of Gain / (Loss) recognized in OCI on derivative	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	59	Interest expense

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

The following table outlines the movements in the other comprehensive income account as of June  30, 2019 and December 31, 2018:

($ in thousands)	June 30, 2019	December 31, 2018
Beginning accumulated derivative instrument gain or loss	$(865)	$—
Net change associated with current period hedging transactions	(870)	(865)
Net amount of reclassification into earnings	—	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(1,735)	$(865)

Note 11—Subsequent Events

Subsequent to quarter end, the Company repurchased 243,541 shares of common stock for an aggregate of $1.7 million at a weighted average price of $7.04 per share, and 1,900 shares of Series B Participating Preferred stock for an aggregate of $0.05 million at a weighted average price of $23.82 per share.

On August 1, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on September 30, 2019 to stockholders of record as of September  16, 2019.

On August 1, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on October 15, 2019 to stockholders and unitholders of record as of October 1, 2019.

On July 23, 2019, the Company completed the sale of a portion of a farm in the Delta and South region. The sale generated gross proceeds of $1.1 million for the Company and a net gain of $0.4 million upon sale.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 158,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2019, we own a 92.6% interest in the Operating Partnership. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of June 30, 2019:

Region (1)	Total Acres
Corn Belt	43,654
Delta and South	28,127
High Plains	31,279
Southeast	43,502
West Coast	11,586
158,148

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

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS provides volume purchasing services to our tenants, operates a small-scale custom farming business, and occasionally provides our tenants with small operating loans. As of June 30, 2019, the TRS performs these custom farming operations on 1,857 acres of farmland located in Florida, Michigan, and California.

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

Recent Developments

Completed Dispositions

       During the six months ended June 30, 2019,  the Company completed three dispositions, consisting of six properties, in the Corn Belt and the Southeast regions for aggregate proceeds of $34.2 million and recognized an aggregate gain on sale of $7.6 million.

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

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years. Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, an approximate 5% increase. In comparison, world population is expected to grow over the same period to 9.1 billion, a nearly 40% increase. According to the World Bank Group arable land per capita has decreased by approximately 50% from 1961 to 2015. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. Additionally, we believe that farmland lost to urban development disproportionately impacts higher quality farmland. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average.The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, improvements in soil health, and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

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

Lease Expirations

Farm leases are generally short-term in nature.  As of June 30, 2019, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Rents	% of Annual Cash Rents
2019 (remaining six months)	38,201	25.2%	$10,636	33.4%
2020	40,249	26.5%	10,897	34.3%
2021	52,088	34.4%	8,097	25.5%
2022	8,072	5.3%	1,793	5.6%
2023	—	0.0%	—	—%
2024 and beyond	12,992	8.6%	394	1.2%
	151,602	100.0%	$31,817	100.0%

As of June 30, 2019, we had approximately 48,000 acres for which lease payments are based on a percentage of farming revenues and 1,857 acres that are leased to our TRS.  Acres leased to our TRS are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  We expect market rents in the coming year to be flat.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

Results of Operations

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

	For the three months ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,698	$10,057	$(359)	(4)%
Tenant reimbursements	466	774	(308)	(40)%
Crop sales	484	331	153	46%
Other revenue	300	257	43	17%
Total operating revenues	10,948	11,419	(471)	(4)%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,092	2,126	(34)	(2)%
Property operating expenses	2,188	2,109	79	4%
Acquisition and due diligence costs	1	—	1	NM
General and administrative expenses	1,419	1,701	(282)	(17)%
Legal and accounting	1,293	284	1,009	355%
Other operating expenses	1	11	(10)	NM
Total operating expenses	6,994	6,231	763	12%
OPERATING INCOME	3,954	5,188	(1,234)	(24)%

OTHER (INCOME) EXPENSE:
Other income	(111)	(90)	(21)	23%
(Gain) loss on disposition of assets	(7,491)	(143)	(7,348)	NM
Interest expense	5,031	4,440	591	13%
Total other expense	(2,571)	4,207	(6,778)	(161)%

Net income before income tax expense	6,525	981	5,544	(565)%

Income tax expense	—	—	—	NM

NET INCOME	$6,525	$981	$5,544	(565)%

NM=Not Meaningful

Our rental income for the three months ended June 30, 2019 was impacted by the six dispositions completed in the last two quarters of 2018 and the first two quarters of 2019. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the quarter ended June 30, 2019 includes approximately 151,000 acres, representing 95% of our current portfolio on an acreage basis.

On a same-property basis, total rental income decreased $0.3 million, or 2.7%, for the three months ended June 30, 2019 as compared to the three months ended June  30, 2018. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income decreased $0.4 million, or 4.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, resulting from asset dispositions and the timing of crop share revenue recognition in connection with certain permanent crops.

Revenues recognized from tenant reimbursement of property taxes decreased $0.3 million, or 40.0%, during the three months ended June 30, 2019 as compared to the three months ended June  30, 2018. This decrease is the result of a  decreased number of supplemental property tax invoices charged to us and reimbursed by tenants, which are largely related to leases on properties in the state of California.

There were $0.5 million crop sales during the three months ended June 30, 2019 as compared to $0.3 million in the comparative three month period ended June 30, 2018.

Other revenues totaled $0.3 million during the three months ended June  30, 2019 as compared to $0.3 million in the comparative three-month period ended June  30,  2018.  They consisted of interest and amortization of net loan fees from notes receivable. In the three month period ended June 30, 2019, the outstanding principal and interest of a $5.25 million mortgage loan were repaid in full, resulting in a return of approximately 8.5%. Notes receivable totaled $7.0 million as of June  30, 2019 compared to $12.0 million as of June  30, 2018.

Depreciation, depletion and amortization expense decreased $0.03 million, or 2.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 as a result of the decrease of the amortization of in place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods and the reduction in depreciation for properties sold.

Property operating expenses increased $0.1 million, or 4.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase largely relates to clean up costs on farms in the Southeast region as a result of Hurricane Michael in the fourth quarter of 2018.

General and administrative expenses decreased by 17.0% for the three months ended June  30, 2019 as compared to the three months ended June  30, 2018.  The decrease is largely due to lower overall payroll costs for employees.

Legal and accounting expenses increased $1.0 million, or 355.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, which was primarily a result of legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties under the pseudonym Rota Fortunae, as discussed below under Part II Item 1 “Legal Proceedings.” The Company is pursuing litigation against Rota Fortunae and is defending stockholder class action lawsuits that are related to the claims made by Rota Fortunae. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process.  The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Rota Fortunae and is currently in negotiations with its insurance carrier with respect to coverage. Accordingly, the Company cannot estimate the costs  that may be reimbursed by its insurance carrier at this time.

Other income decreased $0.02 million for the three months ended June  30, 2019 as compared to the three months ended June  30, 2018, which was primarily due to lower interest income on bank accounts.

The gain / loss on disposition of assets increased $7.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarly to the gain on sale of two properties in the Corn Belt and the Southeast regions during the period.

Interest expense increased $0.6 million, or 13.0%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase is the result of an increase in interest rates.

Results of Operations

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

	For the Six Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
OPERATING REVENUES:
Rental income	$19,369	$19,998	$(629)	(3)%
Tenant reimbursements	934	1,542	(608)	(39)%
Crop sales	933	410	523	128%
Other revenue	600	677	(77)	(11)%
Total operating revenues	21,836	22,627	(791)	(3)%

OPERATING EXPENSES
Depreciation, depletion and amortization	4,207	4,256	(49)	(1)%
Property operating expenses	4,120	3,797	323	9%
Acquisition and due diligence costs	1	141	(140)	(99)%
General and administrative expenses	2,793	3,665	(872)	(24)%
Legal and accounting	2,016	747	1,269	170%
Other operating expenses	224	11	213	NM %
Total operating expenses	13,361	12,617	744	6%
OPERATING INCOME	8,475	10,010	(1,535)	(15)%

OTHER EXPENSE:
Other income	(136)	(171)	35	(20)%
(Gain) loss on disposition of assets	(7,909)	(135)	(7,774)	NM %
Interest expense	9,987	8,832	1,155	13%
Total other expense	1,942	8,526	(6,584)	(77)%

Net income (loss) before income tax expense	6,533	1,484	5,049	340%

Income tax expense	—	—	—	NM

NET INCOME	$6,533	$1,484	$5,049	340%

NM=Not Meaningful

Our rental income for the six months ended June 30, 2019 was impacted by the three dispositions completed in the first two quarters of 2019. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the six months ended June 30, 2019 includes 144,840 acres, which represents 92% of our current portfolio on an acreage basis.

On a same-property basis total rental income decreased $0.2 million, or 2.7%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected in the fourth quarter.

Total rental income decreased $0.6 million, or 3%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, resulting from the completion of six dispositions after June 30, 2018.  The average annual cash rent for the entire portfolio decreased from $243 per acre for the six months ended June 30, 2018 to $237 per acre for the six months ended June 30, 2019.

Revenues recognized from tenant reimbursement of property taxes decreased $0.6 million, or 39%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This decrease is the result of a  decreased number of supplemental property tax invoices charged to us and reimbursed by tenants, which are largely related to leases on properties in the state of California.

Crop sales totaled $0.9 million during the six months ended June 30, 2019 as compared to $0.4 million in the comparative six month period ended June 30, 2018.

Other revenues totaled $0.6 million during the six months ended June 30, 2019 as compared to $0.7 million in the comparative six month period ended June 30, 2018.  The $0.6 million recognized in the six months ended June 30, 2019 consisted of $0.5 million earned on interest and amortization of net loan fees from notes receivable and $0.1 million in bonus income from oil and gas and water sales. Notes receivable totaled $6.9 million as of June 30, 2019 compared to $12.5 million as of June 30, 2018.

Depreciation, depletion and amortization expense decreased $0.05 million, or 1%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of selling approximately $4.1 million in depreciable assets in the first two quarters of 2019 and an additional $0.9 million in depreciable assets during the last two quarters of 2018.

Property operating expenses increased $0.3 million, or 9%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  The increase largely relates to clean up costs on farms in the Southeast region as a result of Hurricane Michael in the fourth quarter of 2018.

Acquisition and due diligence costs totaled $0.0 million for the six months ended June 30, 2019 as compared to $0.1 million recognized in the same period of the prior year. These expenses relate to costs associated with the acquisition of various farm properties.

General and administrative expenses declined by $0.9 million, or 24%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  The decrease is due to a reduction in head count within the organization, which led to a reduction in the compensation related expenses as compared to the six months ended June 30, 2019.

Legal and accounting expenses increased $1.3 million, or 170%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, which was primarily a result of legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties under the pseudonym Rota Fortunae, as discussed below under Part II Item 1 “Legal Proceedings.” The Company is pursuing litigation against Rota Fortunae and is defending stockholder class action lawsuits that are related to the claims made by Rota Fortunae. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Rota Fortunae and is currently in negotiations with its insurance carrier with respect to coverage. Accordingly, the Company cannot estimate the costs  that may be reimbursed by its insurance carrier at this time.

Other operating expenses increased $0.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as a result of cost of goods sold on crop sales made in the period.

Other income increased $0.1 million, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, which was primarily due to higher interest income on bank accounts.

The gain / loss on disposition of assets increased $7.8 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarly to the gain on sales of properties in the Corn Belt and the Southeast regions.

Interest expense increased $1.2 million, or 13%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase is the result of increased interest rates.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and unitholders and other general business needs.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland, to pay legal fees in relation to the stockholder class action litigation and the Rota Fortunae litigation in excess of the Company’s insurance coverage and make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock and make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows, proceeds from asset disposals and borrowings from prospective lenders.

During the six months ended June 30, 2019, we completed three dispositions, consisting of six properties, in the Corn Belt and Southeast regions for proceeds of $34.2 million. We used $6.0 million of such proceeds to repay a portion of two of our term loans with Metlife. The Company also fully used $5.0 million in funds to pay off our obligations to Prudential. See “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable”.

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

During the six months ended June  30, 2019, we used $19.5 million to repurchase an aggregate of 3,157,911 shares of common stock and $0.9 million to repurchase an aggregate of 39,628 Series B Participating preferred shares.We currently have authority to repurchase up to an aggregate of $3.6 million in additional shares of our common stock or shares of our Series B participating preferred Stock. Our board of directors intends to reevaluate dividends on our common stock and Common units in future quarters. However, we can provide no assurances that dividends will be increased in the future.

Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” included in the financial statements section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$12,127	$14,103
Net cash provided by investing activities	$34,109	$(36,436)
Net cash (used in) provided by financing activities	$(40,768)	$(4,789)

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

As of June 30, 2019, we had $22.4 million of cash compared to $26.4 million at June 30, 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $2.0 million primarily as a result of the following:

•	Receipt of $23.9 million in cash rents for the six months ended June 30, 2019 as compared to receiving $23.1 million in cash rents in the six months ended June 30, 2018;
•	An increase of $2.0 million in cash interest payments as compared to the six months ended June 30, 2018;
•	Receipt of $0.9 million related to crop sales for the six months ended June 30, 2019 as compared to $0.4 million related to crop sales for the three months ended June 30, 2018; and
•	An increase of approximately $1.2 million in cash paid for other operating expenses as compared to the six months ended June 30, 2018.

Cash Flows from Investing Activities

Net cash provided by investing activities increased $70.5 million primarily as a result of the following:

•

Completing no acquisitions during the six months ended June  30, 2019 as opposed to completing four acquisitions during the six months ended June 30, 2018 for aggregate cash consideration of $26.8 million;

•	A decrease of $4.7 million in investments in real estate improvements as compared to the six months ended June 30, 2018;
•	Aggregate proceeds of $34.2 million received on the three dispositions, consisting of six properties, in the Corn Belt and Southeast regions;
•	A $2.2 million increase in principal repayments on notes receivable received by the Company as compared to the six months ended June 30, 2018; and
•	A $4.7 million decrease in notes receivable issued by the Company as compared to the six months ended June 30, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $36.0 million primarily as a result of the following:

•	Debt payments increased $10.1 million as compared to the six months ended June 30, 2018;
•	A decrease of $5.2 million in dividends paid on common stock as compared to the six months ended June 30, 2018;
•	A $21.0 million decrease in cash received from debt as no new debt was incurred in the six months ended June 30, 2019;
•	Common stock repurchases increased $12.9 million as compared to the six months ended June 30, 2018;
•	A decrease of $2.3 million in dividends paid on participating preferred shares as compared to the six months ended June 30, 2018;
•	A $0.4 million decrease in payments associated with various offering costs as compared to the six months ended June 30, 2018; and
•	A decrease in distributions of $1.0 million to non-controlling interests as compared to the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.0 million and $0.0 million and $0.1 million and $0.1 million for the three and six months ended June 30, 2019 and 2018, respectively. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improve comparability of our results over each reporting period and of our Company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2019	2018	2019	2018
Net income (loss)	$6,525	$981	$6,533	$1,484
(Gain) loss on disposition of assets	(7,491)	(143)	(7,909)	(135)
Depreciation, depletion and amortization	2,092	2,126	4,207	4,256
FFO	1,126	2,964	2,831	5,605

Stock based compensation	382	398	778	729
Indirect equity offering costs	—	—	—	—
Real estate related acquisition and due diligence costs	1	—	1	141
Distributions on Preferred units	(3,125)	(3,142)	(6,252)	(6,283)
AFFO	$(1,616)	$220	$(2,642)	$192

AFFO per diluted weighted average share data:

AFFO weighted average common shares	33,456	37,458	33,907	37,730

Net loss per share available to common stockholders	$0.09	$(0.07)	$(0.01)	$(0.15)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.10	0.09	0.20	0.20
Depreciation and depletion	0.06	0.06	0.12	0.11
Stock based compensation	0.01	0.01	0.02	0.02
(Gain) loss on disposition of assets	(0.22)	—	(0.23)	—
Real estate related acquisition and due diligence costs	0.00	—	0.00	—
Distributions on Preferred units	(0.09)	(0.08)	(0.18)	(0.17)
AFFO per diluted weighted average share	$(0.05)	$0.01	$(0.08)	$0.01

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Basic weighted average shares outstanding	30,637	32,542	30,714	32,777
Weighted average OP units on an as-if converted basis	2,397	4,582	2,817	4,638
Weighted average unvested restricted stock	422	334	376	315
AFFO weighted average common shares	33,456	37,458	33,907	37,730

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$6,525	$981	$6,533	$1,484
Interest expense	5,031	4,440	9,987	8,832
Income tax expense	—	—	—	—
Depreciation, depletion and amortization	2,092	2,126	4,207	4,256
(Gain) loss on disposition of assets	(7,491)	(143)	(7,909)	(135)
EBITDAre	$6,157	$7,404	$12,818	$14,437

Stock based compensation	382	398	778	729
Real estate related acquisition and due diligence costs	1	—	1	141
Adjusted EBITDAre	$6,540	$7,802	$13,597	$15,307

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

At June  30, 2019,  $181.3 million, or 35.3%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.8 million per year. At June  30, 2019,  1 year LIBOR was approximately 243 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $4.6 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June  30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

On July 11, 2018, a purported shareholder class action lawsuit, captioned Kachmar v. Farmland Partners, Inc. (the Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosures related to the FPI Loan Program were materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, then-captioned Mariconda v. Farmland Partners Inc. (the “Turner Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action.  On November 20, 2018, the court appointed The Turner Insurance Agency, Inc., and Cecilia Turner as lead plaintiffs in the Turner Action and re-captioned the case as The Turner Insurance Agency, Inc. v. Farmland Partners, Inc.  On March 11, 2019, the court-appointed lead plaintiffs and additional plaintiff Obelisk Capital Management filed an amended complaint in the Turner Action.  On April 15, 2019, the defendants moved to dismiss the amended complaint in the Turner Action.  On June 18,

2019, the court denied the defendants’ motion to dismiss the amended complaint in the Turner Action.  The defendants answered the amended complaint on July 2, 2019.  The Turner Action will now proceed to the discovery phase of litigation.  At this time, no class has been certified in the Turner Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process.

On May 14, 2019, a purported shareholder filed a complaint derivatively on behalf of the Company and against certain of our officers in the United States District Court for the District of Colorado (the “Winter Action”).  The Winter Action complaint makes similar claims to the Turner Action.  The Winter Action has been stayed pending further proceedings in the Turner Action. The Company believes that costs associated with the Turner Action and the Winter Action in excess of $0.35 million will be covered by insurance. However, because the Company's insurance company has not provided a response to the Company’s claim for defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries which the Company believes it will be entitled to on completion of the claim review process at a future date.

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. We do not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Wheel of Fortune and are currently in negotiations with our insurance carrier with respect to coverage. Accordingly, we cannot estimate the costs  that may be reimbursed by our insurance carrier at this time.

Item 1A.Risk Factors.

As of June 30, 2019, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

      None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended June 30, 2019 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. As of the date of this report, we had $1.8 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
April 1, 2019 - April 30, 2019	480	$6.58	—	$—	—	$13,909
May 1, 2019 - May 31, 2019	418	6.24	5	23.78	—	11,183
June 1, 2019 - June 30, 2019	1,093	6.54	18	23.65	—	3,602
Total	1,991	$6.49	23	$23.68	—	$3,602

From January 1, 2019, through the date of this report, the Company has repuchased 3,157,911 shares of common stock under the share repurchase program for an aggregate of $19.5 million at a weighted average price of $6.15 per share and 39,628 shares of Series B participating preferred stock for an aggregate of $0.9 million at a weighted average price of $21.49 per share.

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

Farmland Partners Inc.

Date: August 8, 2019	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)