Form 10-Q
period 2019-09-30
Farmland Partners Inc.
filed 2019-11-12
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, 30,079,160 shares of the Registrant’s common stock (31,982,952 on a fully diluted basis, including 1,903,792 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September  30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of September 30, 2019 (Unaudited) and December 31, 2018

(in thousands except par value and share data)

	September 30,	December 31,
	2019	2018
ASSETS
Land, at cost	$934,799	$957,516
Grain facilities	12,103	12,184
Groundwater	11,473	11,473
Irrigation improvements	53,751	53,458
Drainage improvements	12,311	12,271
Permanent plantings	52,089	52,989
Other	7,827	8,196
Construction in progress	10,835	10,262
Real estate, at cost	1,095,188	1,118,349
Less accumulated depreciation	(23,317)	(18,202)
Total real estate, net	1,071,871	1,100,147
Deposits	50	—
Cash	8,563	16,891
Notes and interest receivable, net	7,765	11,877
Right of use asset	104	—
Deferred offering costs	—	218
Deferred financing fees, net	196	261
Accounts receivable, net	5,347	6,136
Inventory	1,196	341
Prepaid and other assets	1,956	3,638
TOTAL ASSETS	$1,097,048	$1,139,509

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$511,393	$523,641
Lease liability	104	—
Dividends payable	1,599	1,681
Derivative liability	1,815	865
Accrued interest	3,630	4,296
Accrued property taxes	2,630	1,666
Deferred revenue	248	238
Accrued expenses	4,256	3,581
Total liabilities	525,675	535,968

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 100,000,000 shares authorized; 5,972,059 shares issued and outstanding at September 30, 2019, and 6,013,587 at December 31, 2018	142,861	143,758
Redeemable non-controlling interest in operating partnership, Series A preferred units	119,633	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 30,076,842 shares issued and outstanding at September 30, 2019, and 30,594,592 shares issued and outstanding at December 31, 2018	292	300
Additional paid in capital	338,791	332,996
Retained earnings	179	4,852
Cumulative dividends	(47,268)	(42,695)
Other comprehensive income	(1,815)	(865)
Non-controlling interests in operating partnership	18,700	44,685
Total equity	308,879	339,273

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,097,048	$1,139,509

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Rental income	$9,111	$11,216	$28,480	$31,214
Tenant reimbursements	458	984	1,392	2,526
Crop sales	(145)	-	788	410
Other revenue	424	349	1,024	1,026
Total operating revenues	9,848	12,549	31,684	35,176

OPERATING EXPENSES
Depreciation, depletion and amortization	2,087	2,154	6,294	6,410
Property operating expenses	2,050	1,502	6,171	5,299
Acquisition and due diligence costs	—	34	1	175
General and administrative expenses	1,444	1,688	4,237	5,352
Legal and accounting	421	1,016	2,437	1,764
Other operating expenses	620	—	843	11
Total operating expenses	6,622	6,394	19,983	19,011
OPERATING INCOME	3,226	6,155	11,701	16,165

OTHER (INCOME) EXPENSE:
Other income	(147)	(53)	(283)	(224)
Loss (gain) on disposition of assets	18	(2,950)	(7,891)	(3,086)
Interest expense	4,818	5,001	14,805	13,833
Total other expense	4,689	1,998	6,631	10,523

Net income before income tax expense	(1,463)	4,157	5,070	5,642

Income tax expense	—	—	—	—

NET INCOME (LOSS)	(1,463)	4,157	5,070	5,642

Net (income) loss attributable to non-controlling interests in operating partnership	99	(518)	(375)	(701)

Net income (loss) attributable to the Company	(1,364)	3,639	4,695	4,941

Nonforfeitable distributions allocated to unvested restricted shares	(18)	(15)	(60)	(99)
Distributions on Series A Preferred Units and Series B Preferred Stock	(3,117)	(3,140)	(9,368)	(9,423)

Net loss available to common stockholders of Farmland Partners Inc.	$(4,499)	$484	$(4,733)	$(4,581)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$(0.15)	$0.02	$(0.16)	$(0.14)
Diluted net (loss) available to common stockholders	$(0.15)	$0.02	$(0.16)	$(0.14)
Basic weighted average common shares outstanding	29,497	32,222	30,319	32,590
Diluted weighted average common shares outstanding	29,497	32,222	30,319	32,590
Dividends declared per common share	$0.05	$0.05	$0.10	$0.31

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (loss)	$(1,463)	$4,157	$5,070	$5,642
Net change associated with current period hedging activities	(80)	322	(950)	(173)
Comprehensive Income	(1,543)	4,479	4,120	5,469
Comprehensive income attributable to non-controlling interests	99	(518)	(375)	(701)
Net income (loss) attributable to Farmland Partners Inc.	$(1,444)	$3,961	$3,745	$4,768

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the nine months ended September 30, 2019 and 2018

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non‑controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2017	33,334	329	350,147	5,161	(31,199)	—	46,513	370,951

Net income	—	—	—	4,940	—	—	701	5,641
Issuance of stock under the at-the-market offering, net of costs of $219	—	—	(219)	—	—	—	—	(219)
Grant of unvested restricted stock	160	—	—	—	—	—	—	—
Stock based compensation	—	—	1,134	—	—	—	—	1,134
Dividends and distributions accrued or paid	—	—	—	(9,423)	(9,966)	—	(1,397)	(20,786)
Repurchase and cancellation of shares	(1,949)	(20)	(14,272)	—	—	—	—	(14,292)
Forfeiture of unvested restricted stock	(6)	—	—	—	—	—	—	—
Derivative Liability	—	—	—	—	—	(173)	—	(173)
Conversion of Common units to shares of common stock	157	2	1,543	—	—	—	(1,545)	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	642	—	—	—	(642)	—
Balance at September 30, 2018	31,696	$311	$338,975	$678	$(41,165)	$(173)	$43,630	$342,256

Balance at December 31, 2018	30,594	$300	$332,996	$4,852	$(42,695)	$(865)	$44,685	$339,273

Net income	—	—	—	4,695	—	—	375	5,070
Issuance of stock	—	—	(218)	—	—	—	—	(218)
Grant of unvested restricted stock	224	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(21)	(1)	(98)	—	—	—	—	(99)
Stock based compensation	2	—	1,259	—	—	—	—	1,259
Dividends accrued or paid	—	—	—	(9,368)	(4,573)	—	(335)	(14,276)
Conversion of common units to shares of common stock	2,678	27	26,217	—	—	—	(26,244)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(950)	—	(950)
Repurchase and cancellation of shares	(3,401)	(34)	(21,146)	—	—	—	—	(21,180)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(219)	—	—	—	219	—
Balance at September 30, 2019	30,076	$292	$338,791	$179	$(47,268)	$(1,815)	$18,700	$308,879

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,070	$5,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,294	6,410
Amortization of deferred financing fees and discounts/premiums on debt	247	309
Amortization of net origination fees related to notes receivable	—	(5)
Stock based compensation	1,161	1,134
(Gain) loss on disposition of assets	(7,891)	(3,086)
Bad debt expense	341	497
Changes in operating assets and liabilities:
Increase in accounts receivable	930	1,292
(Increase) in interest receivable	(653)	(25)
Decrease in other assets	1,395	810
(Decrease) in inventory	(911)	(170)
(Decrease) Increase in accrued interest	(666)	2,639
Increase in accrued expenses	614	1,112
(Decrease) in deferred revenue	62	(3,841)
Decrease in accrued property taxes	984	915
Net cash provided by (used in) operating activities	6,977	13,633
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	—	(32,703)
Real estate and other improvements	(5,074)	(11,923)
Principal receipts on notes receivable	5,936	3,944
Casualty loss insurance recovery	—	(9)
Issuance of note receivable	(1,653)	(6,534)
Proceeds from sale of property	34,141	31,560
Net cash provided by (used in) investing activities	33,350	(15,665)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	—	21,000
Repayments on mortgage notes payable	(11,342)	(11,466)
Participating preferred stock repurchased	(897)	(102)
Common stock repurchased	(21,180)	(14,292)
Payment of offering costs	—	(157)
Payment of debt issuance costs	—	(236)
Dividends on common stock	(4,656)	(12,632)
Distribution on Series A preferred units	(3,510)	(3,510)
Distribution on Series B participating preferred stock	(6,735)	(4,528)
Distributions to non-controlling interests in operating partnership, common	(335)	(1,773)
Net cash used in financing activities	(48,655)	(27,696)

NET DECREASE IN CASH	(8,328)	(29,728)
CASH, BEGINNING OF PERIOD	16,891	53,536
CASH, END OF PERIOD	$8,563	$23,808
Cash paid during period for interest	$15,407	$10,833
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,504	$1,585
Dividend payable, common units	$95	$229
Distributions payable, Series A preferred units	$2,633	$2,633
Distributions payable, Series B participating preferred stock	$—	$2,263
Additions to real estate improvements included in accrued expenses	$412	$186
Financing fees included in accrued expenses	$—	$11
Deferred offering costs amortized through equity in the period	$218	$218
Property tax liability assumed in acquisitions	$—	$5
Net Investment In Lease	$210	$—
Right of Use Asset	$104	$—
Lease Liability	$104	$—

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of September 30, 2019

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of September 30, 2019, the Company owned a portfolio of approximately 158,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2019, the Company owned a 94.0% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of September 30, 2019, the TRS performed these custom farming operations on 1,857 acres of farmland owned by the Company located in California, Michigan and Florida.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended September 30, 2019 and 2018 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation. Such reclassification had no effect on net income or loss.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 is unaudited.  The accompanying financial statements for the three and nine months ended September 30, 2019 and 2018 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods.  The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission

(the “SEC”) on March 14, 2019.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of actual operating results for the entire year ending December 31, 2019.

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

As of September 30, 2019 and December 31, 2018, the Company had $1.3 million and $1.3 million in tenant relationship intangibles, respectively, gross of accumulated amortization of $1.2 million and $1.0 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and nine months ended September 30, 2019, the company expensed an immaterial amount of costs in relation to business combinations during the periods.

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. When material debt repayments are due within the following 12 months, the Company works with current and new lenders and other potential sources of capital to ensure that all its obligations are timely satisfied.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. As of September 30, 2019 and December 31, 2018, the Company had an allowance of $0.0 million and $0.2 million, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or market value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop was $0.6 million and $0.8 million and $0.1 million and $0.1 million for the three and nine months ended September 30, 2019 and 2018, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of September 30, 2019 and December 31, 2018, inventory consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Harvested crop	$—	$100
Growing crop	1,196	122
General inventory	—	119
	$1,196	$341

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

As of September 30, 2019, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

New or Revised Accounting Standards

Adopted

In August 2017, the FASB issued ASU No. 2017-12, which is intended to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 with early application permitted in any interim period after the issuance of the updated guidance. The Company entered into an interest rate swap effective April 1, 2018 and as such chose to early adopt the new guidance effective April 1, 2018. The impact on the Company is set out in the accounting policies above and in “Note 10 – Hedge Accounting.”

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

(i)

For leases in which the Company is the lessee, the guidance did not have a material impact as there are only two operating leases for office space and for subleased property in Nebraska. One of these leases has a term of less than 12 months, and the Company elected not to apply the recognition requirements of ASU 2016-02. The Company recorded a right-of-use asset and a lease liability for the second lease that has a term greater than 12 months, but the Company does not expect it to have a significant impact on the consolidated financial statements;

(ii)

For leases in which the Company is the lessor, the guidance did not have a material impact as the majority of the Company’s leases do not contain a non-lease component. While the Company is expecting there to be other ancillary impacts for leases in which the Company is the lessor, they are not expected to be material to the consolidated financial statements. Under the new guidance, lease procurement costs that were previously capitalized are now expensed as incurred. Lastly, under the new guidance, there are certain circumstances in which buyer-lessors in sale and leaseback transactions could potentially result in recording the transaction as a financial receivable if such transaction fails sale and leaseback criteria.

The standard was effective for annual and interim reporting periods beginning after December 15, 2018, with modified retrospective restatement for each reporting period presented at the time of adoption. Early adoption is permitted. The Company adopted this standard effective January 1, 2019, the impact on adoption was that the Company recognized a right of use asset and a lease liability in the amount of $0.2 million.

Note 2—Revenue Recognition

For the majority of its leases, the Company receives at least 50% of the annual lease payment from tenants either during the first quarter of the year or at the time of acquisition of the related farm, with the remaining 50% of the lease payment due in the second half of the year.  Rental income is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2019, the Company had a straight-line asset of $2.0 million due to the timing of earned straight line revenue exceeding contracted lease payments. This straight-line asset is currently included in Accounts Receivable as of September 30, 2019.

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

Most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of September 30, 2019 have terms ranging from one to 40 years. Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2019 and December 31, 2018, the Company had $0.2 million and $0.2 million, respectively, in deferred revenue.

During the nine months ended September 30, 2019, the Company entered into two agreements to lease equipment to a tenant. The first lease is for commercial vehicles (trucks and trailers) and qualifies as a sales-type lease. The agreement contains an option for the lessee to purchase the equipment at the end of the lease which the lessee is reasonably certain to exercise. The Company recorded $0.2 million related to the net investment in sales-type lease in prepaid and other assets. Monthly rent is payable over five years. Interest income related to sales-type leases will be recorded as interest income when payments are received. The second lease is for farm equipment. It does not meet any criteria for classification as either a sales-type lease or a direct-financing lease and is therefore classified as an operating lease. The Company recorded $0.9 million of farm equipment in other assets. Three annual lease payments are due at the beginning of each year. During the three and nine months ended September 30, 2019, the Company recorded $0.04 and $0.04 million as rental income related to the operating lease.

The following sets forth a summary of rental income recognized for the three and nine months ended September 30, 2019 and 2018:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Leases in effect at the beginning of the year	$8,729	$7,663	$27,610	$21,343
Leases entered into during the year	382	3,553	870	9,871
	$9,111	$11,216	$28,480	$31,214

Future minimum lease payments from tenants under all non-cancelable leases in place as of September 30, 2019, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2019 and each of the next four years and thereafter as of September 30, 2019 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2019 (remaining three months)	$8,938
2020	23,733
2021	11,597
2022	2,984
2023	1,010
Thereafter	7,596
$55,858

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.8 million and $0.4 million were recognized for the nine months ended September 30, 2019 and 2018, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2019, the Company had one significant tenant representing a tenant concentration as presented in the table below. If the Company’s significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. Rental income received is recorded on a straight-line basis over the applicable lease term.

The following table presents the amount of the rental income and percentage of the Company’s total rental income received from the Company’s significant tenant.

	Rental income recognized				Rental income recognized
	For the three months ended September 30,				For the nine months ended
($ in thousands)	2019		2018		2019		2018
Tenant A	$1,120	12.2%	$2,193	19.5%	$3,442	12.0%	$4,409	14.1%

(1)	Tenant A is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2019 and 2018 and the percentage of rental income recorded by the Company for the three and nine months ended September 30, 2019 and 2018 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm (2)	2019	2018	2019	2018	2019	2018
Corn Belt	27.7%	28.2%	35.3%	33.5%	35.1%	35.7%
Delta and South	17.6%	17.3%	11.8%	8.3%	11.5%	9.6%
High Plains	19.8%	19.2%	6.2%	7.6%	8.2%	8.2%
Southeast	27.6%	28.3%	26.3%	21.5%	25.6%	23.4%
West Coast	7.3%	7.0%	20.4%	29.0%	19.6%	23.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company paid costs of $0.01 million and $0.04 million and $0.04 million and $0.10 million, respectively, during the three and nine months ended September 30, 2019 and 2018 to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

The Company did not complete any acquisitions during the nine months ended September 30, 2019.

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

During the nine months ended September 30, 2019, the Company completed four dispositions, consisting of seven properties, in the Corn Belt, Delta and South, and Southeast regions for aggregate proceeds of $35.3 million and recognized an aggregate gain on sale of $7.9 million.

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

As of September 30, 2019 and December 31, 2018, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	September 30, 2019	December 31, 2018	Date
Mortgage Note (1)	Principal & interest due at maturity	$1,800	$1,840	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	234	234	12/7/2028
Note Receivable (3)	Principal due at maturity & interest due monthly	2,145	2,145	3/16/2022
Mortgage Note (4)	Principal & interest due at maturity	1,647	1,647	3/1/2020
Mortgage Note (5)	Principal & interest due at maturity	-	5,125	8/19/2020
Mortgage Note (6)	Principal & interest due at maturity	62	62	12/31/2018
Line of Credit (7)	Principal & interest due at maturity	-	106	11/15/2018
Line of Credit (8)	Principal & interest due at maturity	988	-	11/15/2019
Total outstanding principal		6,876	11,159
Points paid, net of direct issuance costs		-	-
Interest receivable (net prepaid interest)		1,254	947
Provision for interest receivable		(365)	(229)
Total notes and interest receivable		$7,765	$11,877

(1)

In January 2016, the maturity date of the note was extended to January 15, 2017 with year one interest received at the time of the extension and principal and remaining interest due at maturity.  On July 28, 2017, the Company notified the borrower of default under the Promissory Note.  The Company currently believes that collectability is reasonably assured as the fair value of the mortgaged farm is greater than the amount owed under the loan. As of the date of this report, the Company and a court-appointed receiver are pursuing a sale of the property.

(2)

The original note was renegotiated during the three months ended March 31, 2017. Later the terms of the note were modified pursuant to the borrower’s reorganization plan, requiring annual payments of interest and principal.

(3)

Land acquired at a below-market-price, leased back to the seller who also has a repurchase right at below-market price. The transaction is accounted for as a financing transaction, with the rent paid by the seller being accounted for as interest payment. The seller’s repurchase right expires on 3/16/2022.

(4)	On April 17, 2018, the Company amended the loan to extend the term of the loan through March 1, 2020 and increased the interest rate to 7.5% per annum.
(5)	During the three months ended June 30, 2019 the outstanding amount on this loan was fully repaid.
(6)

On April 2, 2018, the Company entered into a loan secured against farm equipment. As the borrower is working through bankruptcy proceedings the Company will settle this balance through the bankruptcy process. The Company does not expect to incur any material losses.

(7)	During the three months ended June 30, 2019 the outstanding amount on this loan was fully repaid.
(8)

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of September 30, 2019 and December 31, 2018, the fair value of the notes receivable was $7.0 million and $11.7 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of September 30, 2019 and December 31, 2018, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			September 30,	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	Interest Rate Terms	2019	2019	2018	Date	2019
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$14,915	April 2025	$21,441
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	81,544
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,911
MetLife Term Loan #1 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	87,942	89,913	March 2026	195,252
MetLife Term Loan #2	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,000	16,000	March 2026	32,190
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	21,000	21,000	March 2026	27,816
MetLife Term Loan #4 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	31,266
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	8,379	January 2027	14,281
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	17,153	21,253	June 2027	39,127
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	21,000	May 2028	41,216
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted monthly	4.81%	4,932	5,060	September 2023	14,745
Prudential	(3)	3.20%	3.20%	—	5,144	July 2019	—
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	3.78%	64,359	64,359	March 2028	135,386
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.78%	17,000	17,000	January 2022	29,820
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.78%	25,000	25,000	January 2022	39,468
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.78%	25,000	25,000	January 2022	45,738
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.78%	15,000	15,000	January 2022	29,170
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.78%	30,000	30,000	January 2022	85,287
Total outstanding principal				512,895	525,326		$1,058,357
Debt issuance costs				(1,502)	(1,685)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$511,393	$523,641

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

Farmer Mac Facility

As of September 30, 2019 and December 31, 2018, the Operating Partnership had approximately $73.3 million and approximately $74.4 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at September 30, 2019.

MetLife Term Loans

Each of the MetLife Loan Agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants.  The Company was in compliance with all covenants under the MetLife Term Loans as of September 30, 2019.

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

Farm Credit of Central Florida Mortgage Note

As of September 30, 2019 and December 31, 2018, approximately $5.1 million had been drawn down under this facility. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019. The Company was in compliance with all applicable covenants at September 30, 2019.

Prudential  Note

Proceeds from the Prudential Note were used for the acquisition of additional properties. On June 28, 2019 the Company fully repaid all outstanding amounts under this note.

Rutledge Credit Facilities

As of September 30, 2019, $0 remains available under this facility and the Company is in compliance with all covenants under the Rutledge Loan Agreements.

Rabobank Mortgage Note

LIBOR is expected to be discontinued after 2021. As of September 30, 2019, the Company had $181.3 million of variable- rate debt outstanding with interest rates tied to LIBOR and maturity dates beyond 2021. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation. The Company was in compliance with all covenants under the Rabobank Mortgage Note as of September 30, 2019.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $0.9 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

Aggregate Maturities

As of September 30, 2019, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2019 (remaining three months)	$146
2020	48,575
2021	274
2022	112,274
2023	3,963
Thereafter	347,663
$512,895

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2019 and December 31, 2018, the fair value of the mortgage notes payable was $530.0 million and $518.6 million, respectively.

Note 8—Commitments and Contingencies

In April 2015, the Company entered into a lease agreement for office space which the Company extended in January 2019 through July 31, 2020.  The lease commenced on June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016 and $10,366 in June 2017, with annual increases thereafter.  As of September 30, 2019, future minimum lease payments are as follows:

($ in thousands)	Future rental
Year Ending December 31,	payments
2019 (remaining three months)	$32
2020	75
2021	—
2022	—
2023	—
Thereafter	—
$107

Litigation

The Company may become party to legal proceedings that are considered to be either ordinary, routine litigation  incidental to their business or not significant to the Company’s consolidated financial position or liquidity. Other than as described below, the Company does not believe that there is any other pending litigation  that could have a significant adverse impact on its consolidated financial position, liquidity or results of operations.

On July 11, 2018, a purported shareholder class action lawsuit, captioned Kachmar v. Farmland Partners, Inc. (the Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosures related to the FPI Loan Program were materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, then-captioned Mariconda v. Farmland Partners Inc. (the “Turner Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action.  On November 20, 2018, the court appointed The Turner Insurance Agency, Inc., and Cecilia Turner as lead plaintiffs in the Turner Action and re-captioned the case as The Turner Insurance Agency, Inc. v. Farmland Partners, Inc.  On March 11, 2019, the court-appointed lead plaintiffs and additional plaintiff Obelisk Capital Management filed an amended complaint in the Turner Action.  On April 15, 2019, the defendants moved to dismiss the amended complaint in the Turner Action.  On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Turner Action.  The defendants answered the amended complaint on July 2, 2019.  The Turner Action is now in the discovery phase of litigation.  At this time, no class has been certified in the Turner Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance.

On May 14, 2019, a purported shareholder filed a complaint derivatively on behalf of the Company and against certain of our officers in the United States District Court for the District of Colorado (the “Winter Action”).  The Winter Action complaint makes similar claims to the Turner Action.  The Winter Action has been stayed pending further proceedings in the Turner Action.

On October 1, 2019, another purported shareholder filed a complaint derivatively on behalf of the Company and against certain of our officers in the United States District Court for the District of Colorado (the “Luger Action”).  The Luger Action complaint makes similar claims to those in the Turner and Winter Actions.  None of the defendants have yet been served in the Luger Action.

The Company believes that a substantial portion of the costs associated with the Turner Action, the Winter Action, and the Luger Action in excess of $0.35 million will be covered by insurance.  However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process.

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. We do not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit we filed against Wheel of Fortune and are currently in negotiations with our insurance carrier with respect to coverage. Accordingly, we cannot estimate the costs that may be reimbursed by our insurance carrier at this time.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership. As of September 30, 2019 and December 31, 2018, the Company owned 94.0% and 87.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 6.0% and 13.0% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company issued 2,678,187 and 157,393, respectively, of shares of common stock upon redemption of 2,678,187 and 157,393, respectively, Common units that had been tendered for redemption. There were 1.9 million and 4.6 million outstanding Common units eligible to be tendered for redemption as of September 30, 2019 and December 31, 2018, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the nine months ended September 30, 2019 and September 30, 2018.  During the nine months ended September 30, 2019, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $0.2 million. During the nine months ended September 30, 2018, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $0.6 million.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of

September 30, 2019 and December 31, 2018 was $119.6 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the three months ended September 30, 2019 and 2018:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2017	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2018	117	$119,633

Balance at December 31, 2018	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2019	117	$119,633

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

The total rate of return on shares of the Series B Participating Preferred Stock is subject to a cap such that the total rate of return, when considering the Initial Liquidation Preference, the FVA Adjustment and the Premium Amount plus accrued and unpaid dividends, will not exceed 9.0%. Based on the data released by the USDA in August 2019 in their land values 2019 summary, the FVA Amount as of 2019 was determined to be $0.69 per share of Series B Participating Preferred Stock.

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of September 30, 2019 and December 31, 2018 was $142.9 million and $143.8 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the nine months ended September 30, 2019 and the year ended December 31, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2019	August 6, 2019	October 1, 2019	October 15, 2019	$0.0500
	May 8, 2019	July 1, 2019	July 15, 2019	0.0500
	February 7, 2019	April 1, 2019	April 15, 2019	0.0500
				$0.1500

2018	November 5, 2018	January 1, 2019	January 15, 2019	$0.0500
	August 8, 2018	October 1, 2018	October 15, 2018	0.0500
	May 1, 2018	July 2, 2018	July 16, 2018	0.1275
	February 13, 2018	April 2, 2018	April 16, 2018	0.1275
				$0.3550

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $2.6 million in distributions payable as of September 30, 2019. The distributions are payable annually in arrears on January 15 of each year.

In connection with the Series B Participating Preferred Stock, the Company paid $2.2 million in distributions on September 30, 2019 to stockholders of record as of September 16, 2019. As long as shares of Series B Participating Preferred Stock are outstanding,  distributions on such shares are payable on the last day of March, June, September and December of each year to stockholders of record on the 15th day of such months.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Stock Repurchase Plan

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. On August 1, 2018, the Company’s board of directors approved a $30 million increase to the stock repurchase plan such that the Company may now repurchase up to an aggregate of $30.7 million in shares of its common stock and Series B preferred stock. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The Company expects to continue to fund repurchases under the program using cash on hand.  During the nine months ended September 30, 2019, the Company repurchased 3,401,452 shares of its common stock for $21.2 million at an average price of $6.23 per share and 41,528 shares of its Series B preferred stock for $0.9 million at an average price of $21.60 per share. As of September 30, 2019, the Company had approximately $1.9 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (the “Second Amended Plan”).  The Second Amended Plan, among other things, increased the aggregate number of shares of the Company’s common stock reserved for issuance from approximately 0.6 million, which was available under the First Amended and Restated Farmland Partners Inc. Equity Incentive Plan (together with the Second Amended Plan, the “Plan”), to approximately 1.3 million (including the approximate 0.5 million shares of restricted common stock that have been issued under the Plan and approximately 0.8 million shares reserved for future issuance). As of September 30, 2019, there were 0.4 million shares available for future grant under the Plan.

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

A summary of the nonvested shares as of September 30, 2019 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2018	299	$9.49
Granted	224	6.06
Vested	(167)	8.08
Forfeited	(6)	7.19
Unvested at September 30, 2019	350	$7.64

For the nine months ended September 30, 2019 and 2018, the Company recognized $1.3 million and $1.1 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of September 30, 2019 and December 31, 2018, there were $1.6 million and $1.6 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.88 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2018, resulting in no change in fair value for the nine months ended September 30, 2019.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.0 million and $0.1 million in offering costs during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had $0.0 million and $0.2 million, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$(1,364)	$3,639	$4,695	$4,941
Less: Nonforfeitable distributions allocated to unvested restricted shares	(18)	(15)	(60)	(99)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,117)	(3,140)	(9,368)	(9,423)
Net loss attributable to common stockholders	$(4,499)	$484	$(4,733)	$(4,581)

Denominator:
Weighted-average number of common shares - basic	29,497	32,222	30,319	32,590
Conversion of preferred units(1)	—	—	—	—
Unvested restricted shares(1)	—	—	—	—
Redeemable non-controlling interest(1)	—	—	—	—
Weighted-average number of common shares - diluted	29,497	32,222	30,319	32,590

Loss per share attributable to common stockholders - basic	$(0.15)	$0.02	$(0.16)	$(0.14)

(1)	Anti-dilutive for the three and nine months ended September 30, 2019 and 2018.

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 1.9 million and 4.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2019 and 2018, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2019, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the nine months ended September 30, 2019 and 2018, diluted weighted average common shares do not include the impact of 0.4 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019	December 31, 2018
Shares	29,726	30,295
Common Units	1,904	4,582
Unvested Restricted Stock Awards	350	299
	31,980	35,176

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

As of September 30, 2019, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$1,815
	Other Comprehensive Income	(1,815)

The effect of derivative instruments on the consolidated statements of operations for the periods ended September 30, 2019 and 2018 is set out below:

($ in thousands)
Cash flow hedging relationships	Amount of Gain / (Loss) recognized in OCI on derivative	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	25	Interest expense

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

The following table outlines the movements in the other comprehensive income account as of September 30, 2019 and December 31, 2018:

($ in thousands)	September 30, 2019	December 31, 2018
Beginning accumulated derivative instrument gain or loss	$(865)	$—
Net change associated with current period hedging transactions	(950)	(865)
Net amount of reclassification into earnings	—	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(1,815)	$(865)

Note 11—Subsequent Events

On November 7, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on December 31, 2019 to stockholders of record as of December 14, 2019.

On November 7, 2019, the Company’s board of directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on January 15, 2020 to stockholders and unitholders of record as of January 1, 2020.

On November 7, 2019, the Company’s board of directors declared an annual dividend of $30.00 per Series A preferred unit payable on January 15, 2020 to holders of record on January 1, 2020. The Company accrues for the dividends on the Series A preferred units throughout the year. However, dividends on the Series A preferred units are paid annually.

On November 7, 2019, the Board has reevaluated the Stock Repurchase Program and determined that it is advisable and in the best interest of the Company to authorize and approve additional repurchases of the Company’s Common Stock and to authorize and approve repurchases of the Company’s Series B Participating Preferred Stock under the Stock Repurchase Program for an aggregate cost not to exceed $51,863,817.13.

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

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

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

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2019, we own a 94.0% interest in the Operating Partnership. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of September 30, 2019:

Region (1)	Total Acres
Corn Belt	43,660
Delta and South	27,858
High Plains	31,279
Southeast	43,502
West Coast	11,586
157,885

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

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS provides volume purchasing services to our tenants, operates a small-scale custom farming business, and occasionally provides our tenants with small operating loans. As of September 30, 2019, the TRS performs these custom farming operations on 1,857 acres of farmland located in Florida, Michigan, and California.

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

Recent Developments

Completed Dispositions

       During the nine months ended September 30, 2019,  the Company completed four dispositions, consisting of seven properties, in the Corn Belt and the Southeast regions for aggregate proceeds of $35.3 million and recognized an aggregate gain on sale of $7.9 million.

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

Lease Expirations

Farm leases are generally short-term in nature. As of September 30, 2019, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Rents	% of Annual Cash Rents
2019 (remaining three months)	40,480	25.6%	$11,056	27.8%
2020	40,243	25.5%	10,526	26.5%
2021	48,390	30.6%	8,119	20.4%
2022	7,820	5.0%	1,924	4.8%
2023	5,682	3.6%	516	1.3%
2024 and beyond	15,270	9.7%	7,596	19.1%
	157,885	100.0%	$39,737	100.0%

As of September 30, 2019, we had approximately 53,000 acres for which lease payments are at least partially based on a percentage of farming revenues and 1,857 acres that are leased to our TRS. Acres leased to our TRS are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

Impact of Extreme Weather Events

Our tenants’ profitability and, to some degree, our variable rent revenue were negatively impacted by extreme weather events in 2018 and 2019. Specifically, hurricane Michael affected our pecan farms in Alabama and Georgia, and excess rainfall affected several row crop farms in the Corn Belt, Delta and South, and Southeast regions. Furthermore, a heat wave affected an avocado farm in California, with a negative impact on 2019 revenue.

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

Results of Operations

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

	For the three months ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,111	$11,216	$(2,105)	(18.8)%
Tenant reimbursements	458	984	(526)	(53.5)%
Crop sales	(145)	—	(145)	NM
Other revenue	424	349	75	21.5%
Total operating revenues	9,848	12,549	(2,701)	(21.5)%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,087	2,154	(67)	(3.1)%
Property operating expenses	2,050	1,502	548	36.5%
Acquisition and due diligence costs	—	34	(34)	(100.0)%
General and administrative expenses	1,444	1,688	(244)	(14.5)%
Legal and accounting	421	1,016	(595)	(58.6)%
Other operating expenses	620	—	620	NM
Total operating expenses	6,622	6,394	228	3.6%
OPERATING INCOME	3,226	6,155	(2,929)	(47.6)%

OTHER (INCOME) EXPENSE:
Other income	(147)	(53)	(94)	177.4%
(Gain) loss on disposition of assets	18	(2,950)	2,968	NM
Interest expense	4,818	5,001	(183)	(3.7)%
Total other expense	4,689	1,998	2,691	134.7%

Net income before income tax expense	(1,463)	4,157	(5,620)	(135.2)%

Income tax expense	—	—	—	NM

NET INCOME	$(1,463)	$4,157	$(5,620)	(135.2)%

NM=Not Meaningful

Our rental income for the three months ended September 30, 2019 was impacted by the four dispositions completed in the last quarter of 2018 and the first three quarters of 2019. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the quarter ended September 30, 2019 includes approximately 151,000 acres, representing 95% of our current portfolio on an acreage basis.

On a same-property basis, total rental income decreased $0.01 million, or 0.5%, for the three months ended September 30, 2019 as compared to the three months ended September  30, 2018. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income decreased $2.1 million, or 18.8%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, resulting from the timing of certain variable rent payments, asset sales, and the impact of lower crop prices and low cyclical yields on participating rents.

Revenues recognized from tenant reimbursement of property taxes decreased $0.5 million, or 53.5%, during the three months ended September 30, 2019 as compared to the three months ended September  30, 2018. This decrease is the result of a  decreased number of supplemental property tax invoices charged to us and reimbursed by tenants, which are largely related to leases on properties in the state of California.

Crop sales totaled ($0.1) million during the three months ended September 30, 2019 as compared to $0.0 million in the comparative three-month period ended September  30,  2018. The decrease is the net result of an increase in farms directly operated by the Company and the reversal of $0.4 million of revenue erroneously recognized in the three months ended June 30, 2019.

Other revenues totaled $0.4 million during the three months ended September 30, 2019 as compared to $0.3 million in the comparative three-month period ended September  30,  2018. The increase is the result of income derived from equipment leases entered into in 2019.

Depreciation, depletion and amortization expense decreased $0.07 million, or 3.1%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 as a result of the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods and the reduction in depreciation for properties sold.

Property operating expenses increased $0.5 million, or 36.5%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase is a result of the initial accounting of a sales-type equipment lease in the third quarter of 2019 and certain non-recurring items offsetting expenses recorded in the third quarter of 2018.

General and administrative expenses decreased $0.2 million, or 14.5%, for the three months ended September  30, 2019 as compared to the three months ended September  30, 2018.  The decrease is largely due to lower overall payroll costs for employees.

Legal and accounting expenses decreased $0.6 million, or 58.6%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, which was primarily the result of the reimbursement of certain legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties under the pseudonym Rota Fortunae, as discussed below under Part II Item 1 “Legal Proceedings.” The Company is pursuing litigation against Rota Fortunae and is defending stockholder class action lawsuits that are related to the claims made by Rota Fortunae. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has recognized insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process only when such recoveries are paid to the Company or the Company’s attorneys.  The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Rota Fortunae and is currently in negotiations with its insurance carrier with respect to coverage. Accordingly, the Company cannot estimate the costs  that may be reimbursed by its insurance carrier at this time.

Other operating expenses increased $0.6 million for the three months ended September  30, 2019 as compared to the three months ended September  30, 2018,  resulting from the cost of crops sold in the period which increased due to a larger number of acres operated directly by the TRS.

Other income increased  $0.1 million for the three months ended September  30, 2019 as compared to the three months ended September  30, 2018,  resulting primarily from non-recurring cash receipts related to the settlement of disputes related to a note receivable, partially offset by a loss on a hedging account.

Gain (loss) on disposition of assets decreased $3.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarly to the gain on sale of properties during the third quarter of 2018.

Interest expense decreased $0.2 million, or 3.7%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease is the result of a decrease in interest rates on floating rate debt.

Results of Operations

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

	For the Nine Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
OPERATING REVENUES:
Rental income	$28,480	$31,214	$(2,734)	(8.8)%
Tenant reimbursements	1,392	2,526	(1,134)	(44.9)%
Crop sales	788	410	378	92.2%
Other revenue	1,024	1,026	(2)	(0.2)%
Total operating revenues	31,684	35,176	(3,492)	(9.9)%

OPERATING EXPENSES
Depreciation, depletion and amortization	6,294	6,410	(116)	(1.8)%
Property operating expenses	6,171	5,299	872	16.5%
Acquisition and due diligence costs	1	175	(174)	(99.4)%
General and administrative expenses	4,237	5,352	(1,115)	(20.8)%
Legal and accounting	2,437	1,764	673	38.2%
Other operating expenses	843	11	832	NM %
Total operating expenses	19,983	19,011	972	5.1%
OPERATING INCOME	11,701	16,165	(4,464)	(27.6)%

OTHER EXPENSE:
Other income	(283)	(224)	(59)	26.3%
(Gain) loss on disposition of assets	(7,891)	(3,086)	(4,805)	NM %
Interest expense	14,805	13,833	972	7.0%
Total other expense	6,631	10,523	(3,892)	(37.0)%

Net income (loss) before income tax expense	5,070	5,642	(572)	(10.1)%

Income tax expense	—	—	—	NM

NET INCOME	$5,070	$5,642	$(572)	(10.1)%

NM=Not Meaningful

Our rental income for the nine months ended September 30, 2019 was impacted by the four dispositions completed in the first three quarters of 2019. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the nine months ended September 30, 2019 includes 144,577 acres, which represents 92% of our current portfolio on an acreage basis.

On a same-property basis total rental income decreased $0.9 million, or 2.4%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected in the fourth quarter.

Total rental income decreased $2.7 million, or 8.8%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, resulting from the timing of certain variable rent payments, asset sales, and the impact of lower crop prices and low cyclical yields on participating rents.

Revenues recognized from tenant reimbursement of property taxes decreased $1.1 million, or 44.9%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This decrease is the result of a  decreased number of supplemental property tax invoices charged to us and reimbursed by tenants, which are largely related to leases on properties in the state of California.

Crop sales totaled $0.8 million during the nine months ended September 30, 2019 as compared to $0.4 million in the comparative nine month period ended September 30, 2018. The increase is the result of a larger number of properties directly operated by the Company.

Other revenues totaled $1.0 million during both the nine months ended September 30, 2019 and the nine month period ended September 30, 2018.

Depreciation, depletion and amortization expense decreased $0.1 million, or 1.8%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of selling approximately $5.1 million in depreciable assets in the first three quarters of 2019 and an additional $0.1 million in depreciable assets during the last quarter of 2018.

Property operating expenses increased $0.9 million, or 16.5%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  The increase largely relates to clean up costs on farms in the Southeast region as a result of Hurricane Michael in the fourth quarter of 2018 and the initial accounting of a sales-type equipment lease in the third quarter of 2019.

Acquisition and due diligence costs totaled $0.0 million for the nine months ended September 30, 2019 as compared to $0.2 million recognized in the same period of the prior year. The decrease is due to a reduction in acquisition activity.

General and administrative expenses declined by $1.1 million, or 20.8%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  The decrease is largely due to lower overall payroll costs for employees.

Legal and accounting expenses increased $0.7 million, or 38.2%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, which was primarily a result of legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties under the pseudonym Rota Fortunae, as discussed below under Part II Item 1 “Legal Proceedings.” The Company is pursuing litigation against Rota Fortunae and is defending stockholder class action lawsuits that are related to the claims made by Rota Fortunae. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Rota Fortunae and is currently in negotiations with its insurance carrier with respect to coverage. Accordingly, the Company cannot estimate the costs  that may be reimbursed by its insurance carrier at this time.

Other operating expenses increased $0.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of an increase in cost of crops sold in the period because of an increase in farms operated by the Company.

Other income increased $0.1 million, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018,  resulting primarily from non-recurring cash receipts related to the settlement of disputes related to a note receivable, partially offset by a loss on a hedging account.

The gain / loss on disposition of assets increased $4.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarly to the gain on sales of properties in the Corn Belt and the Southeast regions.

Interest expense increased $1.0 million, or 7.0%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase is the result of increased interest rates on floating rate debt.

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

During the nine months ended September 30, 2019, we completed four dispositions, consisting of seven properties, in the Corn Belt, Delta and South, and Southeast regions for proceeds of $35.3 million. We used $6.0 million of such proceeds to repay a portion of two of our term loans with Metlife. The Company also fully used $5.0 million in funds to pay off our obligations to Prudential. See “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We manage our liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital to ensure that all our obligations are timely satisfied. Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions for REITs and market perceptions about us.

During the nine months ended September  30, 2019, we used $21.2 million to repurchase an aggregate of 3,401,452 shares of common stock and $0.9 million to repurchase an aggregate of 41,528 shares of Series B Participating preferred stock.We currently have authority to repurchase up to an aggregate of $1.8 million in additional shares of our common stock or shares of our Series B participating preferred Stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable”  in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$6,977	$13,633
Net cash provided by (used in) investing activities	$33,350	$(15,665)
Net cash (used in) provided by financing activities	$(48,655)	$(27,696)

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

As of September 30, 2019, we had $8.6 million of cash compared to $23.8 million at September 30, 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $6.6 million primarily as a result of the following:

•	Receipt of $27.3 million in cash rents for the nine months ended September 30, 2019 as compared to receiving $34.2 million in cash rents in the nine months ended September 30, 2018;
•	An increase of $4.6 million in cash interest payments as compared to the nine months ended September 30, 2018;
•	Receipt of $0.8 million related to crop sales for the nine months ended September 30, 2019 as compared to $0.4 million related to crop sales for the nine months ended September 30, 2018; and
•	An increase of approximately $0.8 million in cash paid for other operating expenses as compared to the nine months ended September 30, 2018.

Cash Flows from Investing Activities

Net cash provided by investing activities increased $49.0 million primarily as a result of the following:

•

Completing no acquisitions during the nine months ended September  30, 2019 as opposed to completing five acquisitions during the nine months ended September 30, 2018 for aggregate cash consideration of $32.7 million;

•	A decrease of $6.8 million in investments in real estate improvements as compared to the nine months ended September 30, 2018;
•	Aggregate proceeds of $35.3 million received on the four dispositions, consisting of seven properties, in the Corn Belt, Delta and South, and Southeast regions;
•	A $2.0 million increase in principal repayments on notes receivable received by the Company as compared to the nine months ended September 30, 2018; and
•	A $4.9 million decrease in notes receivable issued by the Company as compared to the nine months ended September 30, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $21.0 million primarily as a result of the following:

•	Debt payments decreased $0.1 million as compared to the nine months ended September 30, 2018;
•	A decrease of $8.0 million in dividends paid on common stock as compared to the nine months ended September 30, 2018;
•	A $21.0 million decrease in cash received from debt as no new debt was incurred in the nine months ended September 30, 2019;
•	Common stock repurchases increased $6.9 million as compared to the nine months ended September 30, 2018;
•	A increase of $2.2 million in dividends paid on participating preferred shares as compared to the nine months ended September 30, 2018;
•	No change in payments associated with various offering costs as compared to the nine months ended September 30, 2018 as there were no equity offerings in the comparative periods; and
•	A decrease in distributions of $1.4 million to non-controlling interests as compared to the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.0 million and $0.0 million and $0.0 million and $0.1 million for the three and nine months ended September 30, 2019 and 2018, respectively. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improve comparability of our results over each reporting period and of our Company with other real estate operators.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2019	2018	2019	2018
Net income (loss)	$(1,463)	$4,157	$5,070	$5,642
(Gain) loss on disposition of assets	18	(2,950)	(7,891)	(3,086)
Depreciation, depletion and amortization	2,087	2,154	6,294	6,410
FFO	642	3,361	3,473	8,966

Stock based compensation	481	406	1,259	1,134
Indirect equity offering costs	—	—	—	—
Real estate related acquisition and due diligence costs	—	34	1	175
Distributions on Preferred units	(3,117)	(3,140)	(9,368)	(9,423)
AFFO	$(1,994)	$661	$(4,635)	$852

AFFO per diluted weighted average share data:

AFFO weighted average common shares	32,015	37,122	33,287	37,522

Net loss per share available to common stockholders	$(0.15)	$0.02	$(0.16)	$(0.14)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.11	0.09	0.31	0.29
Depreciation and depletion	0.07	0.06	0.19	0.17
Stock based compensation	0.02	0.01	0.04	0.03
(Gain) loss on disposition of assets	0.00	(0.08)	(0.24)	(0.08)
Real estate related acquisition and due diligence costs	—	—	0.00	—
Distributions on Preferred units	(0.10)	(0.08)	(0.28)	(0.25)
AFFO per diluted weighted average share	$(0.06)	$0.02	$(0.14)	$0.02

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Basic weighted average shares outstanding	29,497	32,222	30,319	32,590
Weighted average OP units on an as-if converted basis	2,134	4,582	2,587	4,619
Weighted average unvested restricted stock	384	318	381	313
AFFO weighted average common shares	32,015	37,122	33,287	37,522

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net Income (loss)	$(1,463)	$4,157	$5,070	$5,642
Interest expense	4,818	5,001	14,805	13,833
Income tax expense	—	—	—	—
Depreciation, depletion and amortization	2,087	2,154	6,294	6,410
(Gain) loss on disposition of assets	18	(2,950)	(7,891)	(3,086)
EBITDAre	$5,460	$8,362	$18,278	$22,799

Stock based compensation	481	406	1,259	1,134
Real estate related acquisition and due diligence costs	—	34	1	175
Adjusted EBITDAre	$5,941	$8,802	$19,538	$24,108

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

At September 30, 2019,  $181.3 million, or 35.3%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.8 million per year. At September 30, 2019,  1 year LIBOR was approximately 208 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $4.2 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

On July 11, 2018, a purported shareholder class action lawsuit, captioned Kachmar v. Farmland Partners, Inc. (the Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosures related to the FPI Loan Program were materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, then-captioned Mariconda v. Farmland Partners Inc. (the “Turner Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action.  On November 20, 2018, the court appointed The Turner Insurance Agency, Inc., and Cecilia Turner as lead plaintiffs in the Turner Action and re-captioned the case as The Turner Insurance Agency, Inc. v. Farmland Partners, Inc.  On March 11, 2019, the court-appointed lead plaintiffs and additional plaintiff Obelisk Capital Management filed an amended complaint in the Turner Action.  On April 15, 2019, the defendants moved to dismiss the amended complaint in the Turner Action.  On June 18,

2019, the court denied the defendants’ motion to dismiss the amended complaint in the Turner Action.  The defendants answered the amended complaint on July 2, 2019.  The Turner Action is now in the discovery phase of litigation.  At this time, no class has been certified in the Turner Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance.

On May 14, 2019, a purported shareholder filed a complaint derivatively on behalf of the Company and against certain of our officers in the United States District Court for the District of Colorado (the “Winter Action”).  The Winter Action complaint makes similar claims to the Turner Action.  The Winter Action has been stayed pending further proceedings in the Turner Action.

On October 1, 2019, another purported shareholder filed a complaint drivatively on behalf of the Company against certain of our officers in the United States District Court for the District of Colorado (the “Luger Action”). The Luger Action complaint makes similar claims to those in the Turner and Winter Actions. None of the defendants have yet been served in the Luger Action.

The Company believes that costs associated with the Turner Action, the Winter Action, and the Luger Action in excess of $0.35 million will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process.

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. We do not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit we filed against Wheel of Fortune and are currently in negotiations with our insurance carrier with respect to coverage. Accordingly, we cannot estimate the costs  that may be reimbursed by our insurance carrier at this time.

For information regarding legal proceedings as of September 30, 2019, refer to Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of September 30, 2019, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

      None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended September 30, 2019 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. As of the date of this report, we had $1.9 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2019 - July 31, 2019	244	$7.04	2	$23.85	—	$1,843
August 1, 2019 - August 31, 2019	—	—	—	—	—	1,843
September 1, 2019 - September 30, 2019	—	—	—	—	—	1,843
Total	244	$7.04	2	$23.85	—	$1,843

From January 1, 2019 through the date of this report, the Company has repuchased 3,401,452 shares of common stock under the share repurchase program for an aggregate of $21.2 million at a weighted average price of $6.23 per share and 41,528 shares of Series B participating preferred stock for an aggregate of $0.9 million at a weighted average price of $21.60 per share.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The exhibits on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Amendment No. 3 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership. LP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB 101.PRE	XBRL Taxonomy Extension Label Linkbase* XBRL Taxonomy Extension Presentation Linkbase*

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: November 12, 2019	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)