Form 10-K
period 2019-12-31
Farmland Partners Inc.
filed 2020-03-13
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $210,402,661 based on the closing sales price of $7.05 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 9, 2020, the registrant had 29,851,685 shares of common stock (31,755,477 on a fully diluted basis, including 1,903,792 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant outstanding for an aggregate market value of $176,423,458  ($187,674,869 on a fully diluted basis) based on the closing sales price of $5.91 on the New York Stock Exchange on March 9, 2020.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2019.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

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

We are the largest public farmland real estate investment trust in the nation, with a portfolio spanning approximately 158,500 acres across 17 states. Our company is currently diversified across more than 100 tenant farmers who grow more than 26 major commercial crops. As of the date of this Annual Report on Form 10-K, approximately 70% of our farmland portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and the remaining 30% is used to grow specialty crops, such as almonds, citrus, blueberries, vegetables and edible beans. We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and reflects the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report on Form 10-K, we own 94.0% of the Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and none of the Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) or shares of our 6.00% Series B Participating Preferred Stock (the “Series B Participating Preferred Stock”). Unlike holders of our common stock, holders of Common units, Series A preferred units, and Series B Participating Preferred Stock, generally do not have voting rights or the power to direct our affairs. See Note 9 to our consolidated financial statements for additional information regarding the Series A preferred units and our Series B Participating Preferred Stock.

In addition to farmland, we own the improvements on our farms, such as irrigation, drainage and grain storage facilities. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In 2019 we had lease options on nineteen of our farms for solar and wind production. In addition, during 2019, we engaged directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of acres (approximately 1,857 acres during 2019) relying on custom farming contracts with local farm operators.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of the leases in place as of the date of this Annual Report on Form 10-K have fixed annual rental payments. Some of our leases have a variable rent component based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents helps insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants, while generating attractive risk-adjusted returns and making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of at least 50% of the annual rent, leases for which the rent is based on a percentage of a tenant's farming revenues, and leases with terms greater than one year.

We elected  and qualified to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our short taxable year ended December 31, 2014.

Full Year 2019 and Recent Highlights

During 2019:

•	Operating revenues decreased 4.5% from 2018 for a total of $53.6 million as compared to 2018 operating revenues of $56.1 million;
•	Net operating income decreased 11.3% from 2018 for a total of $26.3 million as compared to 2018 net operating income of $29.7 million;
•	Net income increased 5.8% from 2018 for a total of $14.9 million as compared to 2018 net income of $14.0 million;
•	Adjusted Funds from Operations (“AFFO”) decreased 51.3% from 2018 for a total of $4.4 million as compared to 2018 AFFO of $9.0 million;
•	We completed two asset acquisitions for total gross consideration of $3.3 million;
•	We completed four dispositions consisting of seven farms for total gross consideration of $34.1 million resulting in an aggregate gain on sale of $7.9 million;
•	We repurchased approximately 3.5 million shares of our common stock at a weighted average price of $6.24 per share, or approximately $22.0 million in the aggregate; and
•	We repurchased approximately 42,000 shares of our Series B Participating Preferred Stock at a weighted average price of $21.60 per share, or approximately $0.9 million in the aggregate.

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

Our Properties

As of the date of this Annual Report on Form 10-K, we own approximately 158,500 total acres of farmland. During the year ended December 31, 2019, the Company completed two acquisitions in Illinois and Colorado, which were accounted for as asset acquisitions. Consideration totaled $3.3 million and was comprised of cash and reduction of notes receivable. Also during the year ended December 31, 2019, the Company completed four dispositions consisting of seven farms in Illinois, Michigan, Florida, and Arkansas. Cash receipts on these dispositions totaled $34.1 million with a total gain on sale of $7.9 million. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” for more information about our portfolio. The distribution of farms by regions is as follows:

Region	Total Acres
Corn Belt	43,903
Delta and South	27,871
High Plains	31,622
Southeast	43,498
West Coast	11,586
158,480

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

As of the date of this Annual Report on Form 10-K, our portfolio has the following rents or rent estimates for 2020 by lease type or status. This table does not include additional rents from properties not yet put in service due to improvement projects, loan interest income from loans outstanding under the FPI Loan Program, and other revenues:

($ in thousands)
Lease Type or Status - as of the date of this Annual Report	2020 Rent	%
Leases in place with third parties
Fixed rent (1)	$32,381	72.8%
Variable rent (2)	11,093	24.9%

Leases being negotiated (3)	1,029	2.3%
	$44,503	100.0%
Tenant Reimbursements	3,882
	$48,385

(1)	Includes the fixed rent portion of leases providing for fixed and variable rent components.
(2)

Management estimate based on farms’ historical productivity and regional crop price projections. We can provide no assurance that crop yields and prices will reach expected levels or that we will obtain the rents we anticipate.

(3)

Management’s estimate based on the current status of lease negotiations and the current leasing market environment for each farm. We can provide no assurance that the rents we obtain will reflect the current status of our lease negotiations or the current leasing market environment for each farm.

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

Employees

At March 9, 2020, we had 13 employees, 12 of which are full time. None of our employees are a member of a labor union.

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

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Governance Documents section of the Corporate Information section of our website. The information accessible on our website is not incorporated in, nor should be considered a part of, this Annual Report on Form 10-K.

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

As of December 31, 2019, we had approximately $512.9 million of outstanding indebtedness, most of which is secured by mortgages on our farms. We intend to incur additional debt in connection with refinancings of existing indebtedness, future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. We have $48.3 million of outstanding indebtedness that matures in June and July of 2020. As of the date of this Annual Report on Form 10-K, we have not secured a financing source to refinance this amount and we can provide no assurances that we will secure a financing source to refinance our near-term maturities. It may be necessary to refinance the debt through new debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. In addition, we have sold farms in order to repay indebtedness in the past and may do so in the future. Such dispositions may come at inopportune times or on disadvantageous tems, which could result in losses.

In addition, our debt agreements include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the lenders to, among other things, accelerate payment of all amounts outstanding under the loans and to exercise their remedies with respect to the collateral, including foreclosure and sale of the agricultural real estate securing the loans. Certain of our debt agreements also contain cross-default provisions that give the lender the right, in certain circumstances, to declare a default if we are in default under other loans. If we default on our debt coming due in 2020, it could cause the acceleration of a significant portion of our indebtedness as a result of these cross-default provisions If any one of these events were to occur, our financial condition, results of operations, cash flow and ability to pay distributions to our stockholders could be materially and adversely affected.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

As of December 31, 2019, we had approximately $512.9 million, of outstanding mortgage indebtedness excluding debt issuance costs, of which $48.3 million matures in June and July of 2020. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

We are currently subject to, and may be subject in the future, to litigation or threatened litigation, including claims relating to the actions of our tenants, claims brought by shareholders, and otherwise in the ordinary course of business.  In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. We are also subject to shareholder litigation and subject to a risk of additional shareholder litigation in the future.  Some of the pending and potential future claims against the company may result in significant defense costs and potentially significant judgments against us, some of which are not, may not be, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of pending claims against the Company or of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common and preferred stock. For more information about our ongoing legal proceedings, see Item 3, Legal Proceedings, included elsewhere in this Annual Report on Form 10-K.

Approximately 70% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

By value, approximately 70% of our portfolio is used for primary crops, such as corn, soybeans, wheat, rice and cotton. As a result, any development or situation that adversely affects the value of properties generally or the prices of corn, soybeans, wheat, rice or cotton could have a more significant adverse impact on us than if our portfolio had less exposure to primary crops, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

Investments in farmland used for permanent/specialty crops have a different risk profile than farmland used for annual row crops.

By value, approximately 30% of our portfolio is used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include blueberries, oranges, apples, almonds and grapes. Permanent crops require more time and capital to plant and bear fruit and are more expensive to replace. If a farmer loses a permanent/specialty crop to drought, flooding, fire or disease, there generally would be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

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

Our ability to expand through acquisitions is important to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We compete for the acquisition of farmland and properties related to farming with many other entities engaged in agricultural and real estate investment activities, including individual and family operators of farming businesses, corporate agriculture companies, financial institutions, institutional pension funds, public REITS, other real estate companies, private equity funds and other private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for such properties. Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Our failure to identify and consummate suitable acquisitions would significantly impede our growth, which would adversely affect our results of operations and cash available for distribution to our stockholders.

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

Our leases with tenants engaged in farming operations have terms customary in the farming industry, ranging mostly from two to three years for row crops and one to seven years for permanent crops, with some permanent crop leases exceeding twenty years. We expect that most of the leases we enter into in the future will have two to seven-year terms.

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

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition opportunities and principal and interest payments on any outstanding debt, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms, in the time period we desire, or at all. Any debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise (including the issuance of Common or preferred units) could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

•

general market conditions, including conditions that are out of our control, such as the U.S. Presidential election and the impact of health and safety concerns, such as the current coronavirus outbreak;

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

The real estate investments made, and to be made, by us may be difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to liquidity needs, changing economic, financial and investment conditions may be limited or we may have to sell properties at a loss. In addition, we seek to opportunistically dispose of properties when we are able to do so at an a price we consider attractive and/or recognize a gain on sale. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We have used dispositions of assets in the past in order to meet our liquidity requirements. If we are required to dispose of additional assets for liquidity purposes, we may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. Opportunities to dispose of assets at a gain may not be available to us, which would reduce our cash on hand for stock repurchases, distributions to stockholders, or for any other purpose. In particular, weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located, in each case may limit our ability to dispose of a property.

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

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2019, we owned 1,959 acres of farmland in Kansas and 1,690 in South Dakota, and our ownership of those farms may be challenged under Kansas or South Dakota law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

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

For example, our tenants’ profitability and, to some degree, our variable rent revenue were negatively impacted by extreme weather events in 2018 and 2019. Specifically, hurricane Michael affected our pecan farms in Alabama and Georgia, and excess rainfall affected several row crop farms in the Corn Belt, Delta and South, and Southeast regions. Furthermore, a heat wave affected an avocado farm in California, with a negative impact on 2019 revenue.

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

Recent trade disputes between the United States and its primary agricultural trade partners have negatively impacted the market prices of certain crops that our tenants grow on our properties. For example, China announced a 25% tariff on agricultural products including soybeans, corn, wheat and other agricultural products, which significantly reduced U.S. agricultural exports to China. Prior to the trade tensions, the U.S. exported 50% of its soybean crop, and 58% of those exports were to China, worth approximately U.S. $14 billion. In light of the trade disputes with the United States, China has been sourcing its agricultural products from other markets. The recently announced “Phase 1” trade deal with China may not lead to increased agricultural exports, and U.S. agricultural exports to China may never reach prior levels. A reduction in crop prices could adversely affect the profitability of our tenants and negatively impact their ability to make rental payments as they come due. If we are unable to recover the rental payments, our results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely effected. If we are required to remove a tenant, we may not be able to release the property at current rental rates or at all. Furthermore, prolonged trade disputes that lead to a continuation of  depressed crop prices could materially and adversely affect the underlying value of our properties.

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

We will continue to incur costs as a result of being a public company.

As a public company, we expect to continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly now that we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty.

We are required to have an independent auditor assess the effectiveness of our internal control over financial reporting.

As of December 31, 2019, we are no longer an emerging growth company under the Jumpstart Our Business Startups Act (“JOBS Act”), and management is required to have an independent auditor assess the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. In connection with our audit for the year ended December 31, 2019, our independent registered public accounting firm identified and communicated a material weakness related to  the failure of management to timely comply with compensating controls with respect to the separation of duties in our accounting IT systems. The material weakness was primarily caused by the Company’s limited staffing. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We cannot give any assurances that the material weakness identified by our independent registered public accounting firm will be remediated on a timely basis or at all or that additional material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of the material weakness described above has precluded management and our independent auditors from being able to reach a conclusion that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate this material weakness and any other material weaknesses that may be discovered in the future and may not be able to remediate such material weaknesses in a timely manner. The existence of any future material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could lead to a decline in the per share trading price of our common stock.

Under the FPI Loan Program, we provide loans to third-party farmers, which exposes us to risks associated with being a lender, including the risk that borrowers default on their obligations to us, which could adversely affect our results of operations and financial condition.

Under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. As of the date of this Annual Report on Form 10-K, we have made seven senior secured first-lien mortgage loans secured against farmland or farm related properties and one loan secured against crop to farmers totaling $19.1 million, with $4.8 million outstanding at December 31, 2019 (representing less than 0.01% of our total assets as of December 31, 2019), and we intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan or the maintenance of any equipment securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, crops, or equipment, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

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

Information and security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We use computers in substantially all aspects of our business operations, and we also use mobile devices and other online activities to connect with our employees and tenants. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. We have in the past experienced cyberattacks on our computers and computer networks, and, while none to date have been material, we expect that additional cyberattacks will occur in the future. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including tenants’, suppliers’ and employees’ personally identifiable information and financial and strategic information about us.

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

Although we own the surface rights to our farms and expect to own the surface rights to properties that we acquire, other persons or entities may own third-party access rights on our properties based upon their ownership of certain minerals, power generation and transportation infrastructure or similar property rights. Some of these third-party access rights, such as those related to oil, water or natural gas may be located under the surfaces of these properties, while others, particularly those third-party access rights related to power generation and transportation infrastructure such as wind turbines or oil pipelines, may be located on or above the surfaces of these properties. For example, in connection with our acquisition of a group of farms in Colorado and Kansas, we granted the seller 50% of the mineral rights related to the farm. Currently there is no mineral development or significant power generation and transportation infrastructure on the farms in our portfolio other than on properties for which we own the rights, but we can provide no assurances that third parties will not assert claims for mineral rights, third-party access rights related to power generation and transportation infrastructure and other related property rights on the farms in our portfolio or that farmland that we acquire in the future will not be subject to these third-party access rights. To the extent that third parties have third-party rights on farmland that we currently own or acquire in the future, we expect that we would be required to permit third parties to enter our properties for the purpose of such activities as drilling and operating oil or gas wells, operating and maintaining oil pipelines and operating and maintaining wind turbines on the premises. We may also be required to set aside a reasonable portion of the surface area of our properties to accommodate these operations. The devotion of a portion of our properties to these operations would reduce the amount of the surface available for farming or farm-related uses. Such activities might also disrupt the productivity of the farmland or property related to farming or increase the risk of environmental liabilities, any of which could adversely impact the rents that we receive from leasing these properties.

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

As of December 31, 2019, $181.2 million of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”) and has maturity dates beyond December 31, 2021. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

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

Although holders of our Common units do not have voting rights or the power to direct the Company’s affairs, there could be potential conflicts, conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof.

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

As of the date of this Annual Report on Form 10-K, we owned approximately 94.0% of the outstanding Common units in our operating partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

In addition to the fixed payments on our Series A preferred units and Series B Participating Preferred Stock, holders of our Series B Participating Preferred Stock may receive a Farmland Value Appreciation (“FVA”) payment that represents the cumulative change from the 2018 estimated average value per acre of farmland in the 17 states in which we owned farmland as of June 30, 2018 weighted by the percentage of the total unaudited book value of our properties held in each of the 17 states as of June 30, 2019. The FVA payment may be realized by a holder of Series B Participating Preferred Stock only upon (i) the exercise of our optional redemption right or conversion right after September 30, 2021, (ii) any conversion or redemption in connection with a change in control or (iii) the liquidation, dissolution or winding up of the Company. Any of these events could occur during a time in which the FVA amount has substantially appreciated from its 2018 level, which may require a significant distribution from the Company to holders of Series B Participating Preferred Stock, and could materially and adversely affect our cash available to make distributions to our common stockholders. Further, in addition to the FVA amount if a redemption or liquidation occurs on or before September 30, 2021, we will be required to pay a premium amount that is calculated based on the FVA amount, which could further reduce our cash available to make distributions to our common stockholders.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax (including, for periods prior to 2018, any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution because of the additional tax liability. In addition, distributions would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017, the full impact of which may not become evident for some period of time. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

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

•

general market and economic conditions, including conditions that are outside of our control, such as the upcoming U.S. Presidential election and the impact of public health and safety concerns, such as the current coronavirus outbreak.

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

As of December 31, 2019, approximately 30.0 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report on Form 10-K, other than the Common units held by us, approximately 1.9 million Common units in our operating partnership were outstanding, 1.9 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 1.9 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

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

Item 3. Legal Proceedings

On July 11, 2018, a purported class action lawsuit, captioned Kachmar v. Farmland Partners, Inc. (the Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, captioned Mariconda v. Farmland Partners Inc. (the “Mariconda Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action. Several purported shareholders moved to consolidate the Kachmar Action and the Mariconda Action and for appointment as Lead Plaintiff.  On November 13, 2018, the plaintiff in the Kachmar action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Mariconda Action. On March 11, 2019, the court-appointed lead plaintiffs and additional plaintiff Obelisk Capital Management filed an amended complaint in the Turner Action.  On April 15, 2019, the defendants moved to dismiss the amended complaint in the Turner Action. On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Turner Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint. Defendants filed a response opposing the motion for leave to file a second amended complaint on January 17, 2020, and filed a motion to adjourn the class certification briefing schedule in light of the discovery stay on January 29, 2020. These motions remain pending and discovery remains stayed pending decision on defendants’ motion for judgment on the pleadings. At this time, no class has been certified in the Turner Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

On December 18, 2018, a purported stockholder of the Company, Jack Winter, filed a complaint in the Circuit Court for Montgomery County, Maryland (the “Winter Action”), purporting to assert breach of fiduciary duty claims derivatively on the Company’s behalf against the Company’s directors and certain of the Company’s officers.  The Winter Action alleges, among other things, that the Company’s directors and certain of the Company’s officers breached their fiduciary duties to the Company by allowing the Company to make allegedly false and misleading disclosures related to the FPI Loan Program, as alleged in the Turner Action.  On April 26, 2019, Winter voluntarily dismissed his complaint in the Circuit Court for Montgomery County Maryland.  On May 14, 2019, Winter re-filed his complaint in the United States District Court for the District of Colorado.  The Winter Action has been stayed pending further proceedings in the Turner Action.

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint makes similar claims to those in the Turner and Winter Actions. The parties to the Luger Action stipulated to a stay of the case pending further proceedings in the Turner Action and filed a joint motion to stay on February 7, 2020.

On November 26, 2019, another purported shareholder, Anna Barber, filed a complaint derivatively on behalf of the Company and against certain of our officers in the United States District Court for the District of Colorado (the “Barber Action”).  The Barber Action complaint makes similar claims to those in the Turner,  Winter, and Luger Actions. The Barber Action has been stayed pending further proceedings in the Turner Action.

On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”). The Hustedde Action complaint makes similar claims to those in the Turner,  Winter,  Luger, and Barber Actions.  None of the defendants have yet been served in the Hustedde Action.

The Company believes that costs associated with the Turner,  Winter,  Luger,  Barber, and Hustedde Actions in excess of $0.35 million will be covered by insurance.

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit we filed against Wheel of Fortune. The case is currently in the discovery phase with numerous motions pending before the court.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “FPI.” On December 31, 2019 and March 9, 2020, the closing price of our common stock as reported on the NYSE was $6.78 and $5.91, respectively.

Stock Performance Graph

The following graph compares the total stockholder return of our common stock (assuming reinvestment of dividends) against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the SNL Financial REIT Index, or the SNLUS REITs for the period from April 16, 2014, the date of the initial listing of our common stock on the NYSE MKT to December 31, 2019. Our common stock began trading on the NYSE on September 8, 2015.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Farmland Partners Inc.	100.00	110.24	117.39	96.41	52.91	81.39
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
SNL U.S. REIT Equity Index	100.00	102.76	111.89	121.25	115.57	148.45
SNL U.S. REITs < $250M Implied Cap Index	100.00	94.87	123.64	130.12	104.49	73.27

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

Stockholder Information

As of March 9, 2020, there were approximately 46 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of March 9, 2020, there were approximately 18 holders (other than our company and management) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis.  As of March 9, 2020, there were six holders of our Series A preferred units. As of March 9, 2020, there was one holder of record of our Series B Participating Preferred Stock. However, because many shares of our Series B Participating Preferred Stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our Series B Participating Preferred Stock than record holders.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended December 31, 2019 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. As of the date of this report, we had $1.0 million of availability under the program:

					Total Number	Approximate
					of Shares	Dollar Value of
					Purchased as	Shares that May
					Part of	Yet Be
			Total		Publically	Purchased
	Total	Average	Preferred		Announced	Under the Share
	Common Shares	Price Paid	Shares	Average Price	Plans or	Repurchase
(in thousands except per share amounts)	Purchased	per Share	Repurchased	Paid Per Share	Programs	Program
October	—	$—	—	$—	—	$1,843
November	—	$—	—	$—	—	1,843
December	122	$6.74	—	$—	122	1,020
Total	122	$6.74	—	$—	122	$1,020

From January 1, 2020 through the date of this report, the Company has repuchased 127,269 shares of common stock under the share repurchase program for an aggregate of $0.9 million at a weighted average price of $6.83 per share.

Item 6. Selected Financial Data

The following selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our audited consolidated financial statements.  The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report.

	As of and for the years ended December 31, 2019
($ in thousands)	2019	2018	2017	2016	2015
Operating Data
Total operating revenues	$53,564	$56,069	$46,219	$31,001	$13,756
Net income (loss)	$14,850	$14,040	$9,158	$5,999	$1,689
Per Share Data
Basic net income (loss) available to common stockholders	$0.04	$(0.01)	$0.03	$0.09	$0.08
Diluted net income (loss) available to common stockholders	$0.04	$(0.01)	$0.03	$0.09	$0.08
Distributions declared per common share	$0.20	$0.36	$0.51	$0.51	$0.50
Basic weighted average common shares outstanding	30,169	32,162	31,210	13,204	9,619
Diluted weighted average common shares outstanding	30,169	32,162	31,210	13,204	9,629
Supplemental Data
EBITDAre(1)	$34,917	$38,501	$30,711	$17,523	$7,208
Adjusted EBITDAre(1)	$36,444	$40,335	$33,931	$21,624	$8,678
FFO(1)	$15,329	$19,702	$17,150	$7,553	$2,582
AFFO(1)	$4,370	$8,973	$13,514	$11,011	$4,052
Balance Sheet Data
Total assets	$1,102,553	$1,139,509	$1,166,086	$655,529	$344,954
Total gross indebtedness	$512,852	$525,326	$515,833	$309,862	$187,225
Total liabilities	$525,636	$535,968	$530,402	$320,020	$196,726
Redeemable non-controlling interest in operating partnership, common units	$—	$—	$—	$—	$9,694
Redeemable non-controlling interest in operating partnership, preferred units	$120,510	$120,510	$120,510	$119,915	$—
Series B Participating Preferred Stock	142,861	143,758	144,223	—	—
Total equity (deficit)	$313,546	$339,273	$370,951	$215,594	$138,534

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report on Form 10-K, we own farms with an aggregate of approximately 158,500 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, Texas and Virginia. As of the date of this Annual Report on Form 10-K, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, with the balance used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report on Form 10-K we own 94.0% of the Common units and none of the Series A preferred units nor the Series B Participating Preferred Stock. See Note 9 to our consolidated financial statements for additional information regarding the Series A preferred units.

As of December 31, 2019, we owned 94.0% of the Common units in the Operating Partnership.

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Recent Developments

2019 Completed Acquisitions and Dispositions

During 2019, we completed two asset acquisitions. Aggregate consideration for the two acquisitions totaled $3.3 million and consisted of cash and reduction of notes receivable. No intangible assets were acquired through these acquisitions. We also completed four dispositions consisting of seven farms for total consideration of $34.1 million for a total gain over net book value of $7.9 million or 22.4%.

Stock Repurchases

During 2019,  we repurchased 3,523,509 common shares at a weighted average price per share of $6.24 for a total cost of $22.0 million and 41,528 shares of Series B preferred stock at a weighted average price per share of $21.60 for a total cost of $0.9 million.

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

In our primary row crop farmland, we see flat to modestly higher rent rates in connection with 2020 lease renewals. This is consistent with, on the one hand, headwinds in primary crop markets and, on the other, tenant demand for leasing high quality farmland. Due to the short term nature of most of our primary crop leases, we believe that a recovery of crop prices and farm profitability will be reflected relatively rapidly in our revenues via increases in rent rates. Across specialty crops, operator profitability is under some pressure. Participating lease structures are common in many specialty crops and base lease rates are consistent with or somewhat lower than 2019.

Lease Expirations

Farm leases are often short-term in nature among row crop farms, and longer term in nature among permanent crop farms in our portfolio. As of December 31, 2019 our portfolio had the following lease expirations as a percentage of approximate acres leased and annualized minimum cash rents:

		% of		% of
($ in thousands)	Approximate	Approximate	Annual	Annual
Year Ending December 31,	Acres	Acres	Cash Rents	Cash Rents
2020	41,163	28.4%	$10,225	19.5%
2021	46,424	32.1%	9,396	17.9%
2022	20,156	13.9%	4,516	8.6%
2023	14,126	9.8%	2,671	5.1%
2024	10,933	7.6%	727	1.4%
2025 and beyond	11,863	8.2%	25,033	47.6%
	144,665	100%	$52,568	100%

As of the date of this report, 674 total acres are unleased and we are currently negotiating leases for all of them.

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

Crop Prices

We believe short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for a fixed cash rental rate, a common approach in agricultural markets, especially with respect to row crops, for several reasons.  This approach recognizes that the value of leased land to a tenant is more closely linked to the total revenue produced on the property which is driven by crop yield and crop price. This approach simplifies the administrative requirements for the landlord and the tenant significantly. This approach supports the tenants' desire to maintain access to their leased farms which are in short supply, a concept expanded upon below, by providing the landlord consistent rents. Crop price exposure is also limited because tenants also benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by a lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a bonus component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies also.

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

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop disease in major crop production regions worldwide creates a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets, and eruptions of military conflicts or civil unrest. Prices for many primary crops, particularly corn, experienced meaningful declines in 2014 and 2015, and have still not recovered to their pre-2014 prices. We do not believe such declines represent a trend over the long term. Rather, we believe those declines represented a combination of correction to historical norms (adjusted for inflation) and high yields due to favorable weather patterns. We expect that continued long-term growth trends in global population and GDP per capita will result in increased revenue per acre for primary crops over time. We expect pricing across specialty crops to generally remain firm relative to 2019 as U.S. and global consumer demand remains strong and supply is broadly balanced to demand. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants' harvests, any of these factors could adversely affect our tenants' ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

Interest Rates

We expect that future changes in interest rates will impact our overall operating performance by, among other things, affecting our borrowing costs. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (which is defined as nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that over time the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

International Trade

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

We anticipate that a “Phase 1” trade deal with China will lead to increased volumes of most agricultural goods exported to that country, but we can provide no assurance that volumes will increase or the timing of any increase.

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

Another potential source of disruption in international trade flows is the outbreak of the novel coronavirus COVID-19. While the demand for U.S. agricultural is not expected to be materially affected, the outbreak could slow down the flow of products through ports, distribution and retail channels, resulting in an ultimate impact expected to be modest and temporary.

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

When a sale occurs, we recognize the associated gain when all consideration has been transferred, the sale has closed, and there is no material continuing involvement. If a sale is expected to generate a loss, we first assess it through the impairment evaluation process. See ‘‘—Impairment of Real Estate Assets’’ below

Impairment of Real Estate Assets

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

Farm leases in place as of December 31, 2019 had terms ranging from one to twenty five years.  As of December 31, 2019, we had 97 leases over 214 properties with rent escalations. The majority of our leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay us rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, we typically receive a partial rent payment or no rent payment at all.

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

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

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

Other revenue

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Income Taxes

As a REIT, for income tax purposes we are permitted to deduct dividends paid to our stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including, for periods prior to 2018, any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.  There was $(0.2) million in taxable income from the TRS for the year ended December 31, 2019, and $(0.2) million in taxable income for the year ended December 31, 2018, and $0.03 million for the year ended December 31, 2017.

We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2019, we did not identify any uncertain tax positions.

When we acquire a property in a business combination, we evaluate such acquisition for any related deferred tax assets or liabilities and determine if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, we evaluate the required holding period (generally 5 years) and determine if we have the ability and intent to hold the underlying assets for the necessary holding period.  If we have the ability to hold the underlying assets for the required holding period, no deferred tax liability will be recorded with respect to the built-in gain. We determined that no deferred tax asset or liability was recorded through the asset acquisition that we undertook during the year ended December 31, 2019.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

      This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

	For the year ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
OPERATING REVENUES:
Rental income	$48,119	$51,185	$(3,066)	(6.0)%
Tenant reimbursements	3,146	3,158	(12)	(0.4)%
Crop Sales	978	410	568	138.5%
Other revenue	1,321	1,316	5	0.4%
Total operating revenues	53,564	56,069	(2,505)	(4.5)%

OPERATING EXPENSES:
Depreciation and depletion	8,320	8,544	(224)	(2.6)%
Property operating expenses	7,897	7,834	63	0.8%
Cost of goods sold	927	125	802	NM
Acquisition and due diligence costs	6	180	(174)	(96.7)%
General and administrative expenses	6,102	7,352	(1,250)	(17.0)%
Legal and accounting	3,971	2,330	1,641	70.4%
Other operating expenses	4	11	(7)	NM
Total operating expenses	27,227	26,376	851	3.2%
OPERATING INCOME	26,337	29,693	(3,356)	(11.3)%

OTHER (INCOME) EXPENSE:
Other income	(260)	(264)	4	(1.5)%
Gain on sale of assets	(7,841)	(2,882)	(4,959)	NM
Interest expense	19,588	18,799	789	4.2%
Total other expense	11,487	15,653	(4,166)	(26.6)%

Net income before income tax expense	14,850	14,040	810	5.8%

Income tax expense	—	—	—	NM

NET INCOME	$14,850	$14,040	$810	5.8%

NM = Not Meaningful

Our rental income for 2019 was impacted by the six acquisitions that took place in 2018, in addition to the two acquisitions and four dispositions, consisting of seven farms that took place in 2019. To highlight the effect of changes due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented, excluding properties that generated one-time revenues such as termination fees. Total rental income under leases for the same-property portfolio decreased 2.2 million, or 4.65%, from $48.4 million for the year ended December 31, 2018 to $46.2 million for the year ended December 31, 2019, largely due to a decrease in crop share in the permanent crop portfolio.

Rental income decreased $3.1 million, or 6.0%, for the year ended December 31, 2019 as compared to the prior year, as a result of the timing of certain variable rent payments, asset sales, and the impact of lower crop prices and low cyclical yields on participating rents.

Revenues recognized from tenant reimbursement of property taxes did not change materially during the year ended December 31, 2019 as compared to the prior year. This is the result of a decreased number of supplemental property tax invoices charged to us and reimbursed by tenants, which are largely related to leases on properties in the state of California, offset by an increase in property taxes reimbursed.

Crop sales increased $0.6 million, or 138.5%, for the year ended December 31, 2019 as compared to the prior year. The increase is the result of a larger number of properties directly operated by the Company.

Other revenues totaled $1.3 million during both the year ended December 31, 2019 and the prior year.

Depreciation, depletion and amortization expense decreased $0.2 million, or 2.6%, for the year ended December 31, 2019 as compared to the prior year as a result of selling approximately $5.1 million in depreciable assets in 2019.

Property operating expenses increased $0.1 million, or 0.8%, in the year ended December 31, 2019 as compared to the prior year. The increase largely relates to clean up costs on farms in the Southeast region as a result of Hurricane Michael in the fourth quarter of 2018 and the initial accounting of a sales-type equipment lease in the third quarter of 2019, partially offset by a reduction due to asset sales.

Acquisition and due diligence costs totaled $0.0 million for the year ended December 31, 2019 as compared to $0.2 million recognized in the prior year. The decrease is due to a reduction in acquisition activity.

General and administrative expenses declined by $1.4 million, or 18.4%, for the year ended December 31, 2019 as compared to the prior year.  The decrease is largely due to lower overall payroll costs for employees.

Legal and accounting expenses increased $1.6 million, or 70.4%, for the year ended December 31, 2019 as compared to the prior year. The increase was primarily a result of legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties under the pseudonym Rota Fortunae, as discussed below under Part II Item 1 “Legal Proceedings.” The Company is pursuing litigation against Rota Fortunae and is defending stockholder class action lawsuits that are related to the claims made by Rota Fortunae. The Company believes that costs associated with the stockholder class action litigation in excess of $0.35 million will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Rota Fortunae. In addition to the increase in legal fees discussed above, the Company experienced an increase in accounting and audit fees because in 2019 the Company became subject to section 404(b) of the Sarbanes-Oxley Act of 2002.

Other operating expenses increased $0.9 million for the year ended December 31, 2019 as compared to the prior year as a result of an increase in cost of crops sold in the period because of an increase in farms operated by the Company.

Other income totaled $0.3 million during both the year ended December 31, 2019 and the prior year.

The gain / loss on disposition of assets increased $5.0 million for the year ended December 31, 2019 as compared to the prior year due primarly to the gain on sales of properties in the Corn Belt and the Southeast regions.

Interest expense increased $0.8 million, or 4.2%, for the year ended December 31, 2019 as compared to the prior year. This increase is the result of increased interest rates.

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

In addition, we have $48.3 million of outstanding indebtedness that matures in June and July of 2020. We do not have the cash on hand to repay this indebtedness when it comes due. We have been in advanced discussions with lenders regarding the refinancing of this debt prior to maturity. However, we have not entered into a definitive agreement with respect to the refinancing as of the date of this report. If we are unable to refinance this debt, we may be required to dispose of farms to repay it at maturity.

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland, make other investments and certain long-term capital expenditures, make principal and interest payments on outstanding borrowings, and make distributions necessary to qualify for taxation as a REIT. In light of the level at which our common stock has traded in recent years, we have not been able to access the equity capital markets in order to fund our liquidity needs and we will not be able to do so unless and until our stock price recovers significantly. Furthermore, because of the trading price of our common stock, we have been unable to fund acquisitions of farmland with Common units. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, asset dispositions and, if our stock price recovers, future equity issuances (including issuances of Common units).

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

We manage our liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. Our business model, and the business model of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using our cash flow from operations. As of December 31, 2019, we had liquidity requirements that are not anticipated to be funded from ongoing operating cash flows in the foreseeable future which were largely impacted by debt repayments which are coming due in 2020. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital to ensure that all of our obligations are satisfied in a timely manner.  We have a history of being able to refinance our debt obligations to manage our debt maturities. Furthermore, we have a large portfolio of high-quality real estate assets which we believe could be selectively and readily liquidated if necessary to fund our immediate liquidity needs.  Our first course of action is to work with our lenders to refinance debt which is coming due on terms acceptable to us. In the event that we are unsuccessful in refinancing our debt on terms acceptable to us,  we would look to liquidate certain assets to fund our liquidity shortfall.  We believe our plans are sufficient to overcome the liquidity pressures which existed at December 31, 2019.

Consolidated Indebtedness

For further details relating to our consolidated indebtness refer to “– Recent Developments – Financing Activity” and Note 7 – Mortgage Notes, Line of Credit and Bonds Payable included in the financial statement section of this Annual Report on Form 10-K.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31,
($ in thousands)	2019	2018	2017
Net cash provided by operating activities	$17,994	$20,003	$929
Net cash used in investing activities	$31,052	$(15,864)	$(234,107)
Net cash provided by (used in) financing activities	$(53,376)	$(40,784)	$239,548

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

As of December 31, 2019, we had $12.6 million of cash and cash equivalents compared to $16.9 million at December 31, 2018.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $2.0 million, primarily as a result of the following:

•	Decrease in accrued interest of $2.4 million in 2019 as compared to the same period of 2018;
•	Increase in net income of $0.8 million in 2019 as compared to the same period in 2018;
•	Increase in gain on disposition of assets of $5.0 million as compared to the same period in 2018 and
•	Decrease in deferred revenue of $3.8 million from 2018 to 2019

Cash Flows from Investing Activities

Net cash used for investing activities increased $46.9 million primarily as a result of the following:

•

Completing two asset acquisitions in 2019 for cash consideration of $1.4 million, and principal receipt on notes receivable of $6.7 million, as compared to six acquisitions for aggregate cash consideration of $33.2 million in 2018;

•	Investing of $6.6 million in real estate improvements during the year ended December 31, 2019, as compared to $12.8 million in 2018;
•	Receiving $34.1 million from the sale of property in 2019 compared to $31.9 million in 2018: and
•	Decrease of $0.1 million in casualty loss insurance proceeds for the twelve months ended December 31, 2019.

Cash Flows from Financing Activities

Net cash used in financing activities increased $12.6 million primarily as a result of the following:

•	Borrowings from mortgage notes payable of $0.0 million during the twelve months ended December 31, 2019, as compared to borrowings of $21.0 million in the twelve months ended December 31, 2018;
•	Debt repayments of $11.4 million during 2019, as compared to $11.5 million in 2018;
•	Repurchase of $22.0 million in common stock during 2019 compared to $20.6 million in 2018;
•	Dividend payments of $9.0 million to Series B Participating Preferred Stockholders made in 2019, compared to $9.1 million during 2018;
•	Dividend payments of $3.5 million to Series A Preferred Unit holders made in 2019, compared to $3.5 million during 2018; and

•	Distributions of $0.4 million to holders of Common Units (other than the Company) in 2019 compared to $1.9 million in 2018.
•	Dividend payments of $6.2 million on common stock in 2019, compared to $14.4 million in 2018.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2019:

($ in thousands)	Payments Due by Period
Contractual Obligations	2020	2021-2023	2024-2026	2027 & beyond	Total
Principal Payments of
Long-Term Indebtedness	$48,574	$116,615	$171,914	$175,749	$512,852
Interest Payments on
Fixed-Rate Long-Term Indebtedness	11,167	30,836	29,455	32,501	103,959
Variable-Rate Long-Term Indebtedness	6,311	11,174	6,708	2,605	26,798
Commitment on Mortgage Note Receivable	-	-	-	-	-
Lease Payments	75	-	-	-	75
Capital Commitments	-	-	-	-	-
Total	$66,127	$158,625	$208,077	$210,855	$643,684

(1)	Variable rate long-term indebtedness has been determined for purposes of this table based upon the balance and interest rates in place as of December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•

Real estate related acquisition and due diligence costs.  Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio.  We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.0   million,  $0.1 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period.  As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.0 million, $0.0 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Also included in real estate related acquisition and due diligence costs for the year ended December 31, 2017 is $0.7 million in fees paid to the Prudential Sub-Advisor following the completion of the AFCO Mergers, including a $0.2 million termination fee. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance.  These exclusions also improves comparability of our results over each reporting period and of our Company with other real estate operators.

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

•

Common shares fully diluted.  In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis.  Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company.  The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, thus don’t share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands except per share data)	2019	2018	2017
Net income (loss)	$14,850	$14,040	$9,158
(Gain) loss on disposition of assets	(7,841)	(2,882)	200
Depreciation and depletion	8,320	8,544	7,792
FFO	15,329	19,702	17,150

Stock based compensation	1,527	1,653	1,409
Indirect equity offering costs	—	—	—
Real estate related acquisition and due diligence costs	—	181	1,811
Distributions on preferred units	(12,486)	(12,563)	(6,856)
AFFO	$4,370	$8,973	$13,514

AFFO per diluted weighted average share data:

AFFO weighted average common shares	32,938	37,083	37,358

Net income (loss) available to common stockholders	$0.04	$(0.01)	0.03
Income attributable to redeemable non-controlling interest and non-controlling interest in operating partnership	0.40	0.39	0.21
Depreciation and depletion	0.25	0.23	0.21
Stock based compensation	0.05	0.04	0.04
(Gain) loss on disposition of assets	(0.24)	(0.08)	—
Real estate related acquisition and due diligence costs	—	0.01	0.05
Distributions on preferred units	(0.37)	(0.34)	(0.18)
AFFO per diluted weighted average share	$0.13	$0.24	0.36

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2019	2018	2017
Basic weighted average shares outstanding	30,169	32,162	31,210
Weighted average OP units on an as if converted basis	2,415	4,610	5,870
Weighted average unvested restricted stock	354	311	278
Weighted average redeemable non-controlling interest	—	—	—
AFFO weighted average common shares	32,938	37,083	37,358

As of December 31, 2019, 2018 and 2017 we had 31,856,400, 35,176,571 and 38,074,221 shares of common stock and Common units outstanding on a fully diluted basis, respectively.

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2019	2018	2017
Net income (loss)	$14,850	$14,040	$9,158
Interest expense	19,588	18,799	13,561
Income tax expense	—	—	—
Depreciation and depletion	8,320	8,544	7,792
(Gain) loss on disposition of assets	(7,841)	(2,882)	200
EBITDAre	$34,917	$38,501	$30,711

Stock based compensation	1,527	1,653	1,409
Real estate related acquisition and due diligence costs	—	181	1,811
Adjusted EBITDAre	$36,444	$40,335	$33,931

Inflation

Most of our farming leases are two to three years for row crops and one to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because many of our leases will be renegotiated every one to five years.  We do not believe that inflation has had a material impact on our historical financial position or results of operations.

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

At December 31, 2019, $181.2 million, or 35%, of our debt had variable interest rates. Of our variable interest rate debt, $33.2 million represents the notional amount on an interest rate swap agreement with one of our lenders that expires in 2023. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.4 million per year, net of the notional amount on the swap agreement. At December 31, 2019, LIBOR was approximately 190 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase by approximately $4.1 million per year, net of the notional amount on the swap agreement.

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

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2019, due to the existence of the material weakness in the Company's internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In connection with the audit of our consolidated financial statements for the year ended December 31, 2019, our independent registered public accounting firm identified and communicated the following material weakness in our internal control over financial reporting.

•Design and implementation of compensating controls – The design and implementation of the Company’s compensating controls relating to information technology general controls (ITGCs) in the areas of logical access, user administration, program change and information security policies over certain information technology (IT) systems that support the Company’s financial reporting processes was inadequate. As a result, certain business process automated and manual controls that were dependent on the affected ITGCs were ineffective.

The material weakness described above was primarily caused by the Company’s limited staffing during 2019 and did not result in any changes to our consolidated financial statements for any period.

As a result of the material weakness described above, management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Despite the existence of the material weakness described above, management believes that the consolidated financial statements and related notes included in this Annual Report on Form 10-K fairly presents in all material respects the Company’s financial position, results of operations and cash flows for the fiscal year ended December 31, 2019.

The Company’s internal control over financial reporting has been audited by Plante Moran LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this report.

Remediation of Material Weakness in Internal Controls over Financial Reporting

      Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the oversight of the audit committee of our Board of Directors, has undertaken a plan to remediate the material weakness identified above. Subsequent to December 31, 2019, and prior to the filing of this Annual Report on Form 10-K, we have identified a plan and begun to design and implement controls to adequately address this issue.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2020 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2020.

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

3.3		Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 14, 2017)
4.1		Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
4.2

Form of Specimen Stock Certificate of 6.00% Series B Participating Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on August 16,  2017)

4.3	*	Description of Securities Registered under Section 12 of the Exchange Act of Farmland Partners, Inc.
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
10.5

Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 13, 2019)

10.6	†

Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Paul A. Pittman. Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 13, 2019)

10.7	†

Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 13, 2019)

10.8

Amended and Restated Pledge and Security Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.9

Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.10

Amendment No. 1 to the Amended and Restated Bond Purchase Agreement, dated as of June 2, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

10.11

Amendment No. 2 to the Amended and Restated Bond Purchase Agreement, dated as of August 3, 2015. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 23, 2017)

10.12

Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2016)

10.13

Security Holder’s Agreement, dated as of March 2, 2016, by and among Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC and Farmland Partners Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2016)

10.14

Amendment No. 1 to the Contribution Agreement, dated February 22, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Illinois I LLC, and FPI Illinois II, LLC and Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.15

Loan Agreement, dated as of March 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, Cottonwood Valley Land LLC, PH Farms LLC and FPI Properties LLC and Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.16

Guaranty, dated as of March 29, 2016, by Farmland Partners Operating Partnership, LP in favor of Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016)

10.17	†

Amended and Restated Employment Agreement, dated as of February 6, 2019, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Erica Borenstein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2019)

10.18

Registration Rights Agreement, dated as of February 2, 2017, by and between Farmland Partneres Inc. and each of the holders named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.19

Amended and Restated Sub-Advisory Agreement, by and among American Farmland Company, American Farmland Company L.P., American Farmland Advisor LLC and Prudential Mortgage Capital Company, LLC. (Incorporated by reference to Exhibit 10.7 to American Farmland Company’s Registration Statement on Form S-11 (File No. 333-205260) filed on June 26, 2015)

10.20

Loan Agreement, dated as of December 5, 2013, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.28 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.21

Loan Agreement, dated as of January 14, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.29 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.22

Loan Agreement, dated as of August 18, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.30 to American Farmland Company’s Annual Report on Form 10-K filed on March 30, 2016)

10.23

Loan Agreement, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.1 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.24

Amendment to Loan Agreements, dated as of December 22, 2015, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.2 to American Farmland Company’s Current Report on Form 8-K filed on December 29, 2015)

10.25

Second Amendment to Loan Agreements, dated as of February 3, 2017, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.26

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Ruledge Investment Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.27

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.28

Loan Agreement, dated as of February 3, 2017, by and between American Farmland Company L.P and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.29

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Inc. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.30

Guaranty, dated as of February 3, 2017, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 3, 2017)

10.31		Second Amended and Restated Farmland Partners Inc. 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 4, 2017)
10.32

Amendment No. 2 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2017)

10.33

Amendment No. 3 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed November 12, 2019).

10.34

Lease Agreement, dated November 17, 2017, by and between Arnold (CA) LLC and Olam Farming, Inc. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

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

Date: March 13, 2020	FARMLAND PARTNERS INC.

	By:	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman, President and Chief Executive Officer (principal executive officer)	March 13, 2020
Paul A. Pittman

/s/ Luca Fabbri	Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2020
Luca Fabbri

/s/ Chris A. Downey	Director	March 13, 2020
Chris A. Downey

/s/ Joseph W. Glauber	Director	March 13, 2020
Joseph W. Glauber

/s/ John A. Good	Director	March 13, 2020
John A. Good

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2019

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmland Partners, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Farmland Partners, Inc. (the “Company”) as of December 31, 2019 and 2018 the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2020 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Denver, Colorado

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmland Partners, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Farmland Partners, Inc. (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, because of the material weakness described below on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”) and our report dated March 12, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

There were ineffective information technology general controls (ITGCs) in the areas of logical access, user administration, program change and information security policies over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, certain business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 12, 2020, on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC

Denver, Colorado

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Farmland Partners Inc.:

Opinion on the Financial Statements

We have audited the consolidated statements of operations, equity, and cash flows of Farmland Partners Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Denver, CO

March 2, 2018

We served as the Company's auditor from 2013 to 2018.

Farmland Partners Inc.

Consolidated Balance Sheets

($ in thousands, except par value and share data)

	December 31,
	2019	2018
ASSETS
Land, at cost	$937,813	957,516
Grain facilities	12,091	12,184
Groundwater	11,473	11,473
Irrigation improvements	53,871	53,458
Drainage improvements	12,674	12,271
Permanent plantings	52,089	52,989
Other	7,827	8,196
Construction in progress	11,911	10,262
Real estate, at cost	1,099,749	1,118,349
Less accumulated depreciation	(25,277)	(18,202)
Total real estate, net	1,074,472	1,100,147
Deposits	1	—
Cash	12,561	16,891
Notes and interest receivable, net	4,767	11,877
Right of Use Asset	73	—
Deferred offering costs	—	218
Deferred financing fees, net	174	261
Accounts receivable, net	5,515	6,136
Inventory	1,550	341
Prepaid expenses and other assets	3,440	3,638
TOTAL ASSETS	$1,102,553	$1,139,509

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$511,403	523,641
Lease Liability	73	—
Dividends payable	1,593	1,681
Derivative liability	1,644	865
Accrued interest	3,111	4,296
Accrued property taxes	1,873	1,666
Deferred revenue	71	238
Accrued expenses	5,868	3,581
Total liabilities	525,636	535,968

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 6,037,500 shares authorized; 5,972,059 shares issued and outstanding at December 31, 2019, and 6,013,587 shares issued and outstanding at December 31, 2018	142,861	143,758
Redeemable non-controlling interest in operating partnership, preferred units	120,510	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 29,952,608 shares issued and outstanding at December 31, 2019, and 30,594,592 shares issued and outstanding at December 31, 2018	292	300
Additional paid in capital	338,387	332,996
Retained earnings	6,251	4,852
Cumulative dividends	(48,784)	(42,695)
Other comprehensive income	(1,644)	(865)
Non-controlling interests in operating partnership	19,044	44,685
Total equity	313,546	339,273
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND EQUITY	$1,102,553	$1,139,509

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES
Rental income	$48,119	$51,185	$42,956
Tenant reimbursements	3,146	3,158	1,909
Crop Sales	978	410	799
Other revenue	1,321	1,316	555
Total operating revenues	53,564	56,069	46,219

OPERATING EXPENSES
Depreciation and depletion	8,320	8,544	7,792
Property operating expenses	7,897	7,834	5,897
Cost of goods sold	927	125	361
Acquisition and due diligence costs	6	180	930
General and administrative expenses	6,102	7,352	7,258
Legal and accounting	3,971	2,330	1,453
Other operating expenses	4	11	—
Total operating expenses	27,227	26,376	23,691
OPERATING INCOME	26,337	29,693	22,528

OTHER (INCOME) EXPENSE:
Other income	(260)	(264)	(391)
(Gain) loss on disposition of assets	(7,841)	(2,882)	200
Interest expense	19,588	18,799	13,561
Total other expense	11,487	15,653	13,370

Net income before income tax expense	14,850	14,040	9,158

Income tax expense	—	—	—

NET INCOME	14,850	14,040	9,158

Net income attributable to non-controlling interest in operating partnership	(964)	(1,786)	(1,244)
Net income attributable to redeemable non-controlling interest in operating partnership	—	—	—

Net income attributable to the Company	$13,886	$12,254	$7,914

Nonforfeitable distributions allocated to unvested restricted shares	(77)	(111)	(151)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(12,485)	(12,563)	(6,856)

Net (loss) income available to common stockholders of Farmland Partners Inc.	$1,324	$(420)	$907

Basic and diluted per common share data:
Basic net (loss) income available to common stockholders	$0.04	$(0.01)	0.03
Diluted net (loss) income available to common stockholders	$0.04	$(0.01)	0.03
Distributions declared per common share	$0.2000	$0.3550	0.5100
Basic weighted average common shares outstanding	30,169	32,162	31,210
Diluted weighted average common shares outstanding	30,169	32,162	31,210

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Twelve Months Ended
	December 31,
	2019	2018	2017
Net Income (loss)	$14,850	$14,040	$9,158
Net change associated with current period hedging activities	(779)	(865)	—
Comprehensive Income	14,071	13,175	9,158
Comprehensive income attributable to non-controlling interests	(964)	(1,786)	(1,244)
Net income (loss) attributable to Farmland Partners Inc.	$13,107	$11,389	$7,914

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional	Retained		Other	Interest in
			Paid-in	Earnings	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	(Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2016	17,351	172	172,100	4,103	(14,473)	—	53,692	215,594

Net income	—	—	—	7,914	—	—	1,244	9,158
Grant of unvested restricted stock	205	—	—	—	—	—	—	—
Costs incurred related to offerings	—	—	(120)	—	—	—	—	(120)
Conversion of Common units to shares of common stock	2,092	21	20,620	—	—	—	(20,641)	—
Stock based compensation	—	—	1,409	—	—	—	—	1,409
Dividends accrued or paid	—	—	—	(6,856)	(16,726)	—	(3,000)	(26,582)
Issuance of common stock as partial consideration for asset acquisition and business combination	14,815	148	168,835	—	—	—	—	168,983
Issuance of Common units as partial consideration for business combination	—	—	—	—	—	—	2,493	2,493
Issuance of Common units as partial consideration for asset acquisitions	—	—	—	—	—	—	10,033	10,033
Repurchase and cancellation of shares	(1,120)	(11)	(9,989)	—	—	—	—	(10,000)
Forfeiture of unvested restricted stock	(9)	(1)	(16)	—	—	—	—	(17)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(2,692)	—	—	—	2,692	—
Balance at December 31, 2017	33,334	329	350,147	5,161	(31,199)	—	46,513	370,951

Net income	—	—	—	12,254	—	—	1,786	14,040
Costs in association with shelf offering, net of costs of $218	—	—	(218)	—	—	—	—	(218)
Grant of unvested restricted stock	162	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(11)	(1)	(4)	—	—	—	—	(5)
Stock based compensation	—	—	1,653	—	—	—	—	1,653
Dividends accrued or paid	—	—	—	(12,563)	(11,496)	—	(1,627)	(25,686)
Conversion of common units to shares of common stock	157	2	1,542	—	—	—	(1,544)	—
Net change associated with current period hedging transactions						(865)		(865)
Repurchase and cancellation of shares	(3,048)	(30)	(20,567)	—	—	—	—	(20,597)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	443	—	—	—	(443)	—
Balance at December 31, 2018	30,594	300	332,996	4,852	(42,695)	(865)	44,685	339,273

Net income	—	—	—	13,885	—	—	965	14,850
Issuance of stock (write off of deferred offering costs)	—	—	(218)	—	—	—	—	(218)
Grant of unvested restricted stock	226	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(25)	—	(99)	—	—	—	—	(99)
Stock based compensation	2	—	1,527	—	—	—	—	1,527
Dividends accrued or paid	—	—	—	(12,486)	(6,089)	—	(430)	(19,005)
Conversion of common units to shares of common stock	2,678	27	26,217	—	—	—	(26,244)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(779)	—	(779)
Repurchase and cancellation of shares	(3,523)	(35)	(21,968)	—	—	—	—	(22,003)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(68)	—	—	—	68	—
Balance at December 31, 2019	29,952	$292	$338,387	$6,251	$(48,784)	$(1,644)	$19,044	$313,546

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,850	$14,040	$9,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	8,320	8,544	7,792
Amortization of discounts/premiums on debt	321	353	227
Amortization of net origination fees related to notes receivable	(1)	(5)	(16)
Amortization of below market leases	—	—	—
Stock based compensation, net of forfeitures	1,428	1,649	1,392
(Gain) loss on disposition of assets	(7,841)	(2,882)	200
Bad debt expense	542	876	300
Changes in operating assets and liabilities:
Increase in accounts receivable	1,260	(422)	(1,105)
Decrease (increase) in interest receivable	(806)	(484)	(331)
Increase in other assets	(103)	(1,029)	(892)
(Increase) decrease in inventory	(1,264)	(216)	257
Increase in accrued interest payable	(1,242)	1,103	1,655
(Increase) decrease in accrued expenses	2,417	2,139	(15,307)
(Decrease) in deferred revenue	(114)	(3,881)	(2,164)
(Increase) decrease in accrued property taxes	227	218	(237)
Net cash provided by operating activities	17,994	20,003	929

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(1,403)	(33,154)	(206,166)
Real estate improvements	(6,583)	(12,785)	(21,576)
Principal receipts on notes receivable	6,679	4,852	—
Issuance of notes receivable	(1,781)	(6,662)	(6,570)
Casualty loss insurance recovery	—	(8)	205
Proceeds from sale of property	34,140	31,893	—
Net cash used in investing activities	31,052	(15,864)	(234,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	—	21,000	212,190
Repayments on mortgage notes payable	(11,385)	(11,508)	(81,219)
Proceeds from underwritten public offering	—	(157)	—
Common stock repurchased	(22,003)	(20,598)	(10,000)
Participating preferred stock repurchased	(896)	(465)	—
Payment of offering costs	—	—	(573)
Payment of debt issuance costs	—	(204)	(1,293)
Proceeds from issuance of Series B participating preferred shares	—	—	144,523
Dividends on common stock	(6,177)	(14,433)	(14,688)
Dividends on Series A preferred units	(3,510)	(3,510)	(2,915)
Dividends on Series B participating preferred stock	(8,975)	(9,053)	(3,346)
Distributions to non-controlling interest in operating partnership	(430)	(1,856)	(3,131)
Net cash provided by (used in) financing activities	(53,376)	(40,784)	239,548

NET (DECREASE) INCREASE IN CASH	(4,330)	(36,645)	6,370
CASH, BEGINNING OF PERIOD	16,891	53,536	47,166
CASH, END OF PERIOD	$12,561	$16,891	$53,536

Cash paid during period for interest	$20,593	$17,037	$11,827
Cash paid during period for taxes	$—	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividends payable, common stock	$1,498	$1,530	$4,243
Distributions payable, common units	$95	$229	$604
Preferred Unit distributions accrued	$3,510	$3,510	$3,510
Preferred Share distributions accrued	$2,240	$—	$—
Deferred offering costs amortized through equity in the period	$218	$—	$420
Additions to real estate improvements included in accrued expenses	$—	$350	$1,375
Issuance of equity and contributions from redeemable non-controlling interests and non-controlling interest in operating partnership in conjunction with acquisitions	$—	$—	$181,509
Right of use asset/lease liability	$197	$—	$—
Other assets acquired in business combination	$—	$—	$1,759
Accounts receivable acquired in acquisitions	$—	$—	$896
Property tax liability assumed in acquisitions	$—	$(15)	$596
Deferred financing costs included in accrued expenses	$—	$—	$16
Offering costs included in accrued expenses	$—	$—	$13
Settlement of outstanding notes receivable	$—	$802	$—
Settlement of outstanding notes receivable with property acquisitions	$1,895	$—	$—

See accompanying notes.

Farmland Partners Inc.

Notes to Consolidated Financial Statements

Note 1–Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of December 31, 2019, the Company owned a portfolio of approximately 158,500 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2019, the Company owned an 94.0% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of December 31, 2019, the TRS performs these custom farming operations on 1,857 acres of farmland owned by the Company located in California, Florida, and Michigan.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Principles of Combination and Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the presentation used in 2019. Such reclassification had no effect on net income or total equity.

The Company’s financial condition as of December 31, 2019 and 2018, and the results of operations for the years ended December 31, 2019, 2018 and 2017, reflect the financial condition and results of operations of the Company.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

When above or below market leases are acquired in a business acquisition, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of December 31, 2018, all below market leases had been fully amortized, with amortization totaling $0.0 million recorded in the twelve months ended December 31, 2019.

As of December 31, 2019 and 2018, the Company had $1.3 million and $1.3 million, respectively, recorded for tenant relationship intangibles with total accumulated amortization and amortization expense of $1.2 million and $1.0 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired in a business acquisition, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time, and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate at the termination date.

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

Using information available at the time of a business combination, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities.  During the measurement period, which may be up to one year from the acquisition date, the Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

Real Estate Sales

The Company recognizes gains from the sales of real estate assets, generally at the time the title is transferred, consideration is received and the Company no longer has substantial continuing involvement with the real estate sold.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. As of December 31, 2019 the Company had liquidity requirements which were not anticipated to be funded from ongoing operating cash flows in the foreseeable future which were largely impacted by debt repayments which are coming due in 2020. When material debt repayments are due within the following 12 months, the Company works with current and new lenders and other potential sources of capital to ensure that all its obligations are timely satisfied. The Company has a history of being able to refinance its debt obligations to manage its debt maturities. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund its immediate liquidity needs.  Managements first course of action is to work with its lenders to refinance debt which is coming due on terms acceptable to the Company. In the event the Company is unsuccessful in refinancing its debt on terms acceptable to the Company, management would look to liquidate certain assets to fund its liquidity shortfall.  Management believes its plans are sufficient to overcome the liquidity pressures which existed at December 31, 2019.

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

When a sale occurs, the Company recognizes the associated gain or loss when all consideration has been transferred, the sale has closed and there is no material continuing involvement. If a sale is expected to generate a loss, the Company first assesses it through the impairment evaluation process—see ‘‘Impairment of Real Estate Assets’’ below.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. There have been no impairments recognized on real estate assets in the accompanying financial statements.

Cash

The Company’s cash at December 31, 2019 and 2018 was held in the custody of three financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable, net except for those costs relating to the Company’s lines of credit which are recognized as an asset within deferred financing fees, net.  During the year ended December 31, 2019, the Company did not incur any costs in connection with the issuance of debt. During the year ended December 31, 2018, $0.2 million in costs were incurred in connection with the MetLife Term Loan 9, (as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable, net”). Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $0.3 million for each of the years ended December 31, 2019, 2018 and 2017, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $1.0 million and $0.7 million as of December 31, 2019 and 2018, respectively.

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of December 31, 2019, the Company had issued six notes under the FPI Loan Program and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Notes Receivable.”

Allowance for Notes and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of December 31, 2019, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of the offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs. The Company incurred $0.0 million and $0.1 million in offering costs during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had $0.0 million and $0.2 million, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or actual offerings of securities.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. The allowance for doubtful accounts was $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively, which is recorded on the Consolidated Statement of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if  in relation to revenue recognized in the prior years.

Inventory

The costs of growing crop are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in our consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year. Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

Other inventory, such as fertilizer and pesticides, is valued at the lower of cost or market.

Inventory consisted of the following:

	December 31,
($ in thousands)	2019	2018
Harvested crop	$171	$100
Growing crop	1,379	122
General inventory	—	119
	$1,550	$341

Revenue Recognition

Rental income includes rents that each tenant pays in accordance with the terms of its lease. Minimum rents pursuant to leases are recognized as revenue on a straight-line basis over the lease term, including renewal options in the case of bargain renewal options. Deferred revenue includes the cumulative difference between the rental revenue recorded on a

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

straight-line basis and the cash rent received from tenants in accordance with the lease terms. Acquired below market leases are included in deferred revenue on the accompanying consolidated balance sheets, which are amortized into rental income over the life of the respective leases, plus the terms of the below market renewal options, if any.

Farm leases in place as of December 31, 2019 had terms ranging from one to twenty five years. As of December 31, 2019, the Company had 97 leases over 214 properties with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Contingent rent recognized for the years ended December 31, 2019, 2018 and 2017 totaled $11.4 million, $13.2 million, and $9.5 million, respectively.

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

Other revenue

The Company recognizes interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including, for periods prior to 2018, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

recorded income tax expense totaling $0.0 million for each of the years ended December 31, 2019, 2018, and 2017, respectively.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $(0.2) million in taxable income from the TRS for the year ended December 31, 2019, $(0.02) million at December 31, 2018, and $0.03 million for the year ended December 31, 2017. The Company did not have any deferred tax assets or liabilities for these years.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At December 31, 2019, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2018 and 2017 open tax years.

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of the asset acquisitions that it undertook during the years ended December 31, 2019 and December 31, 2018.

Derivatives and Hedge Accounting

The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements. All contracts entered into during the year ended December 31, 2019 met the criteria to be exempt from derivative accounting and were designated as normal purchase and sales exceptions for hedge accounting.

Segment Reporting

The Company’s chief operating decision maker does not evaluate performance on a farm-specific or transactional basis and does not distinguish the Company’s principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

New or Revised Accounting Standards

Recently adopted

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which sets out and seeks to simplify principles for share-based payment transactions for acquiring goods and services from nonemployees. The Company has adopted the standard, completed its assessment of the impact of this guidance, and has determined it to be immaterial to the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220), which was issued to address the effects of the Tax Cuts and Jobs Act on deferred taxes as they related to Other Comprehensive Income. The Company has adopted the standard, completed its assessment of the impact of this guidance, and has determined it to be immaterial to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases: (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).  The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company has completed its assessment of the impact of this guidance. The following reflects the primary effects of this guidance on the Company’s reporting:

(i)

For leases in which the Company is the lessee, the guidance did not have a material impact as there are only two operating leases for office space and for subleased property in Nebraska. Both of these leases have terms less than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company recorded a right-of-use asset and a lease liability for the third lease that has a term greater than 12 months, which did not have a  significant impact on the consolidated financial statements;

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

The standard was effective for annual and interim reporting periods beginning after December 15, 2018, with modified retrospective restatement for each reporting period presented at the time of adoption. The Company adopted this standard effective January 1, 2019. The Company recorded a right of use asset and lease liability in the amount of $0.2 million.

Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the method and timing of the recognition of credit losses on financial assets. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. This credit loss standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. The Company adopted the new standard on January 1, 2020. The adoption of the standard is not expected to have a material impact on its financial position or results of operations.

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

As of December 31, 2019 and 2018, the Company had $0.1 million and $0.2 million, respectively, in deferred revenue. The Company did not have any unamortized below market leases as of December 31, 2019 and 2018, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The following represents a summary of the rental income recognized during the three years ended December 31, 2019:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2019	2018	2017
Leases in effect at the beginning of the year	$45,977	$37,434	$12,593
Leases entered into or amended during the year	2,142	13,751	30,363
	$48,119	$51,185	$42,956

Future minimum lease payments from tenants under all non-cancelable leases in place as of December 31, 2019, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for each of the next five years and beyond as of December 31, 2019 are as follows:

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2020	$31,328
2021	19,774
2022	9,833
2023	5,171
2024	2,440
2025 and beyond	25,033
$93,579

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2019, 2018 and 2017, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2019		2018		2017
Tenant A(1)	$5,905	12.2%	$6,996	13.6%	$7,041	16.4%
Tenant B(1)	$7,056	14.6%	$6,957	13.6%	$—	—%

(1)	The Company has numerous permanent crop leases with these major farming companies located in Califonia.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Geographic Risk

      The following table summarizes the percentage of approximate total acres owned as of December 31, 2019, 2018 and 2017 and straight line and crop share rental income recorded by the Company for the years then ended by location of the farm:

	Approximate % of Total Acres			Rental Income
	As of December 31,			For the year ended December 31,
Location of Farm	2019	2018	2017	2019	2018	2017
Alabama	0.4%	0.3%	0.4%	0.2%	0.4%	0.2%
Arkansas	9.1%	8.3%	9.1%	4.4%	4.0%	4.7%
California	7.3%	7.2%	7.2%	34.6%	36.8%	27.8%
Colorado	15.5%	14.9%	15.1%	5.4%	4.4%	6.4%
Florida	3.0%	4.6%	4.6%	2.1%	1.7%	3.1%
Georgia	3.4%	3.3%	3.3%	2.1%	2.1%	4.0%
Illinois	24.5%	24.1%	25.5%	24.5%	24.3%	28.8%
Kansas	1.2%	1.2%	1.2%	0.3%	0.3%	0.4%
Louisiana	5.3%	5.2%	5.9%	3.1%	2.8%	3.3%
Michigan	0.3%	1.4%	1.4%	0.8%	1.7%	1.6%
Mississippi	3.1%	3.0%	3.1%	1.7%	1.7%	2.0%
North Carolina	10.5%	10.3%	6.9%	7.4%	7.1%	4.3%
Nebraska	3.8%	3.7%	3.7%	3.3%	3.0%	3.6%
South Carolina	9.5%	9.4%	9.1%	8.2%	7.9%	7.7%
South Dakota	1.0%	1.0%	1.1%	0.8%	0.7%	0.6%
Texas	1.3%	1.3%	1.7%	0.7%	0.8%	1.1%
Virginia	0.8%	0.8%	0.7%	0.4%	0.4%	0.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman, the Company’s CEO.  During the years ended December 31, 2019, 2018 and 2017, the Company incurred costs of $0.1 million, $0.1 million and $0.2 million, respectively, from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s Consolidated Statements of Operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s Consolidated Statements of Operations. As of December 31, 2019 and 2018 the Company had outstanding payables to American Agriculture Aviation LLC of $0.01 million and $0.00 million, respectively.

Note 5—Real Estate

As of December 31, 2019, the Company owned approximately 158,500 acres.

During the year ended December 31, 2019, the Company completed two acquisitions which were accounted for as asset acquisitions in Illinois and Colorado. Aggregate consideration for these acquisitions totaled $3.3 million and was comprised of $1.4 million in cash and  a $1.9 million reduction in notes receivable and related interest to the seller through the acquisition of collateralized property. No intangible assets were acquired through these acquisitions.

During the year ended December 31, 2019, the Company completed four dispositions consisting of seven farms in Illinois, Michigan, Florida, and Arkansas. Cash receipts totaled $34.1 million with a total gain on sale of $7.9 million.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2018, the Company completed six acquisitions which were accounted for as asset acquisitions in Nebraska, North Carolina, South Carolina, and Illinois. Aggregate consideration for these acquisitions totaled $33.8 million and was comprised of cash. No intangible assets were acquired through these acquisitions.

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

As of December 31, 2019 and 2018, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of
Loan	Payment Terms	December 31, 2019	December 31, 2018	Maturity
Mortgage Note (1)	Principal & interest due at maturity	$1,804	$1,840	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	234	234	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,145	2,145	3/16/2022
Mortgage Note (3)	Principal & interest due at maturity	-	1,647	12/31/2019
Mortgage Note	Principal & interest due at maturity	-	5,125	8/19/2020
Mortgage Note	Principal & interest due at maturity	62	62	3/1/2020
Line of Credit	Principal & interest due at maturity	369	106	3/1/2020
Total outstanding principal		4,614	11,159
Interest receivable (net prepaid interest)		565	947
Provision for loan receivable		(412)	(229)
Total notes and interest receivable		$4,767	$11,877

(1) In January 2016 the maturity date of the note was extended from January 15, 2016 to January 15, 2017 with the year 1 interest received at the time of the extension and principal and remaining interest due at maturity.  On July 28, 2017 the Company notified the borrower of default on the Promissory Note. In December 2019, the Company has begun the process of selling the underlying collateralized property to settle the principal and accrued interest.

(2)The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the third and fifth anniversary of the notes by the borrower.

(3)In April 2018 the interest rate on the note was increased from 6.50% to 7.50% and a loan fee of 1.0% was initiated for the period ended March 31, 2019. Note was paid down through the acquisition of collateralized property in December 2019

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2019, 2018 and 2017 is set out below:

	Years ended December 31,
	2019	2018	2017
($ in thousands)
Balance at beginning of year	$11,159	$9,350	$2,780
Additions during year:
New mortgage loans and additional advances on existing loans	1,781	6,662	7,372
Interest income added to principal	-	-	-
Amortization of discount	-	-	-
	12,940	16,012	10,152
Deductions during year:
Collection of principal	8,285	4,853	802
Foreclosure	41	-	-
Balance at end of year	$4,614	$11,159	$9,350

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms and credit risk whenever the interest rates on the notes receivable are deemed not to be at market rates. As of December 31, 2019 and 2018, the fair value of the notes receivable was $4.6 million and $11.7 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2019 and 2018, the Company had the following indebtedness outstanding:

			Annual Interest				Book Value of
			Rate as of	Principal Outstanding as of			Collateral
($ in thousands)			December 31,	December 31,			as of December 31,
Loan	Payment Terms	Interest Rate Terms	2019	2019	2018	Maturity	2019	2018
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	13,827	14,915	April 2025	$21,441	$22,076
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570	18,561
Farmer Mac Bond #8A	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	74,310	80,989
Farmer Mac Bond #9	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,940	7,828
MetLife Term Loan #1 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	87,942	89,913	March 2026	195,615	199,584
MetLife Term Loan #2	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,000	16,000	March 2026	32,199	32,189
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	21,000	21,000	March 2026	27,817	27,525
MetLife Term Loan #4 (1)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	31,266	31,124
MetLife Term Loan #5	Semi-annual interest only	3.26% adjusted every three years	3.26%	8,379	8,379	January 2027	14,281	13,964
MetLife Term Loan #6	Semi-annual interest only	3.21% adjusted every three years	3.21%	27,158	27,158	February 2027	58,087	58,058
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	17,153	21,253	June 2027	39,126	48,963
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	21,000	May 2028	41,223	40,981
Farm Credit of Central Florida	(2)	LIBOR + 2.6875% adjusted monthly	4.44%	4,890	5,060	September 2023	14,745	13,263
Prudential	(3)	3.20%	3.20%	-	5,144	July 2019	—	10,583
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	3.39%	64,358	64,359	March 2028	135,432	134,901
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.44%	17,000	17,000	January 2022	29,820	29,576
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.44%	25,000	25,000	January 2022	39,468	39,749
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.44%	25,000	25,000	January 2022	45,764	58,006
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.44%	15,000	15,000	January 2022	29,170	29,170
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.44%	30,000	30,000	January 2022	85,287	85,707
Total outstanding principal				512,852	525,326		$1,051,603	$1,092,841
Debt issuance costs				(1,449)	(1,685)
Unamortized premium				-	-
Total mortgage notes and bonds payable, net				$511,403	$523,641

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

Farmer Mac Bonds

As of December 31, 2019 and December 31, 2018, the Company and the Operating Partnership had $73.3 million and $74.4 million outstanding, respectively, under the Farmer Mac bonds.  The Farmer Mac bonds are subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at December 31, 2019.

MetLife Term Loans

As of December 31, 2019 and December 31, 2018, the Company and the Operating Partnership had $258.3 million and $264.4 million outstanding, respectively, under the MetLife loans. Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants. The Company was in compliance with all covenants under the MetLife loans as of December 31, 2019.

Each of the MetLife loan agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that collateralize the MetLife loans.

Farm Credit of Central Florida Mortgage Note

As of December 31, 2019 and December 31, 2018, the Company and the Operating Partnership had $4.9 million and $5.1 million outstanding, respectively, and approximately $5.1 million had been drawn down under the Farm Credit mortgage note facility. Proceeds from the Farm Credit mortgage note were used for the development of additional properties.

The Farm Credit mortgage note facility contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019. The Company was in compliance with all covenants under the Farm Credit mortgage note as of December 31, 2019.

Prudential  Note

As of December 31, 2019 and December 31, 2018, the Company and the Operating Partnership had $0.0 million and $5.1 million outstanding, respectively, under the Prudential facility. On June 28, 2019 the Company fully repaid all outstanding amounts under this note.

Rutledge Credit Facility

As of December 31, 2019 and December 31, 2018, the Company and the Operating Partnership had $112.0 million and $112.0 million outstanding, respectively, under the Rutledge facility. As of December 31, 2019, $0 remains available under this facility and the Company was in compliance with all covenants under the Rutledge loan agreements.

Rabobank Mortgage Note

As of December 31, 2019 and December 31, 2018, the Company and the Operating Partnership had $64.4 million and $64.4 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of December 31, 2019.

LIBOR

LIBOR is expected to be discontinued after 2021. As of December 31, 2019, the Company had $181.3 million of variable- rate debt outstanding with interest rates tied to LIBOR and maturity dates beyond 2021. There can be no

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Aggregate Maturities

As of December 31, 2019, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2020	$48,574
2021	274
2022	112,274
2023	4,067
2024	2,100
Thereafter	345,563
$512,852

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2019 and 2018, the fair value of the mortgage notes payable was $518.9 million and $518.6 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

In April 2015, the Company entered into a lease agreement for office space. The lease expires July 31, 2020.  The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, $10,534 in June 2018, and $10,701 in June 2019. Beginning in 2019, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised are excluded. Our total lease cost for the years ended December 31, 2019, 2018, and 2017 was $0.1 million, $0.1 million, and $0.1 million, respectively. As of December 31, 2019, the lease has a remaining term of seven months, and discount rate of 3.35%. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2020	$75
2021	—
2022	—
2023	—
2024 and beyond	—
$75

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

On July 11, 2018, a purported class action lawsuit, captioned Kachmar v. Farmland Partners, Inc. (the Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, captioned Mariconda v. Farmland Partners Inc. (the “Mariconda Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action. Several purported shareholders moved to consolidate the Kachmar Action and the Mariconda Action and for appointment as Lead Plaintiff.  On November 13, 2018, the plaintiff in the Kachmar action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Mariconda Action. On March 11, 2019, the court-appointed lead plaintiffs and additional plaintiff Obelisk Capital Management filed an amended complaint in the Turner Action.  On April 15, 2019, the defendants moved to dismiss the amended complaint in the Turner Action. On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Turner Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint. Defendants filed a response opposing the motion for leave to file a second amended complaint on January 17, 2020, and filed a motion to adjourn the class certification briefing schedule in light of the discovery stay on January 29, 2020. These motions remain pending and discovery remains stayed pending decision on defendants’ motion for judgment on the pleadings. At this time, no class has been certified in the Turner Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

On December 18, 2018, a purported stockholder of the Company, Jack Winter, filed a complaint in the Circuit Court for Montgomery County, Maryland (the “Winter Action”), purporting to assert breach of fiduciary duty claims derivatively on the Company’s behalf against the Company’s directors and certain of the Company’s officers.  The Winter Action alleges, among other things, that the Company’s directors and certain of the Company’s officers breached their fiduciary duties to the Company by allowing the Company to make allegedly false and misleading disclosures related to the FPI Loan Program, as alleged in the Turner Action.  On April 26, 2019, Winter voluntarily dismissed his complaint in the Circuit Court for Montgomery County Maryland.  On May 14, 2019, Winter re-filed his complaint in the United States District Court for the District of Colorado.  The Winter Action has been stayed pending further proceedings in the Turner Action.

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint makes similar claims to those in the Turner and Winter Actions. The parties to the Luger Action stipulated to a stay of the case pending further proceedings in the Turner Action and filed a joint motion to stay on February 7, 2020.

On November 26, 2019, another purported shareholder, Anna Barber, filed a complaint derivatively on behalf of the Company and against certain of our officers in the United States District Court for the District of Colorado (the “Barber

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Action”).  The Barber Action complaint makes similar claims to those in the Turner, Winter, and Luger Actions. The Barber Action has been stayed pending further proceedings in the Turner Action.

On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”). The Hustedde Action complaint makes similar claims to those in the Turner, Winter, Luger, and Barber Actions.  None of the defendants have yet been served in the Hustedde Action.

The Company believes that costs associated with the Turner, Winter, Luger, Barber, and Hustedde Actions in excess of $0.35 million will be covered by insurance.

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit we filed against Wheel of Fortune. The case is currently in the discovery phase with numerous motions pending before the court.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority-owned partnership.  As of December 31, 2019, the Company owned 94.0% of the outstanding Common units and the remaining 6.0% of the Common units are included in non-controlling interest in Operating Partnership on the consolidated balance sheets.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the years ended December 31, 2019 and 2018, the Company issued 2,678,187 and 157,393, respectively, of shares of common stock upon redemption of 2,678,187 and 157,393, respectively, Common units that had been tendered for redemption. There were 1.9 million and 4.6 million outstanding Common units eligible to be tendered for redemption as of December 31, 2019 and December 31, 2018, respectively.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

When a Common unit is redeemed, non-controlling interest in the Operating Partnership is reduced and controlling interest stockholders’ equity is increased.

The Operating Partnership intends to make distributions on each Common unit in the same amount as those paid on each share of the Company’s common stock, with the distributions on the Common units held by the Company being utilized to make distributions to the Company’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity transactions including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during each of the three years ended December 31, 2019.  To reflect these changes, adjustments were made to increase / (decrease) the non-controlling interest in the Operating Partnership by $0.1 million, ($0.4) million, and $2.7 million during the years ended December 31, 2019, 2018 and 2017 respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Under the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, Series A preferred units on the balance sheet with the offset recorded to additional paid-in capital.  On March 2, 2016, 0.1 million Series A preferred units were issued as partial consideration in the Forsythe farm acquisition (See “Note 5—Real Estate”).  Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. Total liquidation value of such preferred units as of December 31, 2019 and December 31, 2018 was $120.5 million and $120.5 million, respectively, including accrued distributions.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2019 and 2018:

	Preferred
(in thousands)	Redeemable OP Units	Redeemable Non-controlling Interests
Balance at December 31, 2017	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,510
Balance at December 31, 2018	117	$120,510

Balance at December 31, 2018	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,510
Balance at December 31, 2019	117	$120,510

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2019 and 2018, the balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock was $142.9 million and $143.8 million, respectively. During the year ended December 31, 2019, and December 31, 2018 the Company declared and paid dividends relating to the Series B Participating Preferred Stock of $9.0 million and $9.1 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Distributions

The Company’s Board of Directors declared and and the Company paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2019, 2018 and 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2019	February 7, 2019	April 1, 2019	April 15, 2019	0.0500
	May 8, 2019	July 1, 2019	July 15, 2019	0.0500
	August 6, 2019	October 1, 2019	October 15, 2019	$0.0500
	November 11, 2019	January 1, 2020	January 15, 2020	0.0500
				$0.2000
2018
	February 13, 2018	April 2, 2018	April 16, 2018	0.1275
	May 1, 2018	July 2, 2018	July 16, 2018	0.1275
	August 8, 2018	October 1, 2018	October 15, 2018	$0.0500
	November 5, 2018	January 1, 2019	January 15, 2019	0.0500
				$0.3550

2017
	February 22, 2017	April 1, 2017	April 14, 2017	0.1275
	May 8, 2017	June 30, 2017	July 14, 2017	0.1275
	July 19, 2017	October 2, 2017	October 13, 2017	0.1275
	November 8, 2017	January 2, 2018	January 16, 2018	0.1275
				$0.5100

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company accrued $3.5 million in distributions payable as of December 31, 2019 which was paid on January 15, 2020.  The distributions are payable annually in arrears on January 15 or the next business day, of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital.  During the years ended December 31, 2019, 2018 and 2017 2%,  13% and 52% respectively, of the income distributed in the form of dividends was characterized as ordinary income.

Share Repurchase Program

On March 15, 2017, the Board of Directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. Subsequently on August 1, 2018, our Board of Directors increased the authority under the share repurchase program by an aggregate of $30 million such that the amount of shares of our common stock and Series B Participating Preferred Stock that may be repurchased is now approximately $38.5 million.  Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. In November 2017, the Board of Directors approved repurchases of the Company’s Series B Participating Preferred Stock from time to time under the share repurchase program. This share repurchase program does not obligate the Company to acquire any particular amount of common stock or Series B Preferred Stock and it may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet. During 2019, the Company had repurchased 3,523,509 shares at an average price per share of $6.24 for a total cost of approximately $22.0 million and 41,528 shares of its Series B preferred stock for $0.9 million at an average price of $21.60 per share. As of December 31, 2019, the Company had approximately $1.0 million in shares that it can repurchase under the stock repurchase plan.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.3 million shares. As of December 31, 2019, there were 0.3 million of shares available for future grants under the Plan.

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

During 2019 the Company granted 0.2 million restricted shares of common stock, with an aggregate grant date fair value of $1.4 million, to employees and directors.  The restricted shares vest ratably over a one,  three or five-year vesting period, subject to continued service.

During 2018 the Company granted 0.2 million restricted shares of common stock, with an aggregate grant date fair value of $1.2 million, to employees and directors.  The restricted shares vest ratably over a one,  three or five-year vesting period, subject to continued service.

During 2019, 25,423 restricted shares of common stock were forfeited by independent directors and employees.  The Company had recorded $28,046 in stock based compensation and paid $3,688 in dividends with respect to such restricted shares.  In connection with the forfeiture of restricted shares, the Company reversed $5,249 in previously recorded compensation expense, net of the dividends paid.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of the non-vested restricted shares as of December 31, 2019, 2018 and 2017 is as follows:

		Weighted
	Number of	Average Grant
(shares in thousands)	Shares	Date Fair Value
Unvested at January 1, 2017	189	$11.98
Granted	205	$11.30
Vested	(108)	$12.84
Forfeited	(9)	$11.00
Unvested at December 31, 2017	277	$11.16

Granted	162	$7.67
Vested	(129)	$8.54
Forfeited	(11)	$8.11
Unvested at December 31, 2018	299	$9.49

Granted	226	$6.07
Vested	(155)	$9.63
Forfeited	(25)	$6.32
Unvested at December 31, 2019	345	$7.42

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $1.4 million, $1.7 million and $1.4 million, respectively, of stock-based compensation expense related to these restricted stock awards.  As of December 31, 2019, 2018 and 2017, there was $1.4 million, $1.6 million and $2.1 million, respectively, of total unrecognized compensation costs related to non-vested stock awards which are expected to be recognized over weighted-average periods of 1.7 years.

Earnings per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the year ended December 31,
($ in thousands except per share data)	2019	2018	2017
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$13,886	$12,254	$7,914
Less: Nonforfeitable distributions allocated to unvested restricted shares	(77)	(111)	(151)
Less: Distributions on redeemable non-controlling interersts in operating partnership, Common units	—	—	—
Less: Distributions on redeemable non-controlling interests in operating partnership, Series A Preferred units	(3,510)	(3,510)	(3,510)
Less: Dividends on Series B Participating Preferred Stock	(8,975)	(9,053)	(3,346)
Net (loss) income attributable to common stockholders	$1,324	$(420)	$907

Denominator:
Weighted-average number of common shares - basic	30,169	32,162	31,210
Conversion of Series A preferred units(1)	—	—	—
Conversion of Series B participating preferred stock	—	—	—
Unvested restricted shares(1)	—	—	—
Weighted-average number of common shares - diluted	30,169	32,162	31,210

Income (loss) per share attributable to common stockholders - basic	$0.04	$(0.01)	$0.03
Income (loss) per share attributable to common stockholders - diluted	$0.04	$(0.01)	$0.03

(1)	Anti-dilutive for the year ended December 31, 2019, 2018 and 2017.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations.  The weighted average number of Common units held by the non-controlling interest was 2.4 million and 4.6 million for the years ended December 31, 2019 and 2018, respectively. The weighted average number of Excess Units held by the non-controlling interest was 0.0 million for each of the years ended December 31, 2019 and 2018.

For the years ended December 31, 2019, 2018, and 2017, diluted weighted average common shares do not include the impact of 0.3 million of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive.

The following equity awards and units are outstanding as of December 31, 2019, 2018 and 2017, respectively.

(in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Shares	29,607	30,295	33,058
OP Units	1,904	4,582	4,739
Unvested Restricted Stock Awards	345	299	276
	31,856	35,176	38,073

Note 10—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2019 and 2018.

	Quarter Ended
($ in thousands except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating revenues	$10,889	10,948	9,848	21,879
Operating expenses	6,366	6,994	6,622	7,245
Other expenses	4,514	(2,571)	4,689	4,855
Net (loss) income before income tax	9	6,525	(1,463)	9,779
Income tax expense	—	—	—	—
Net (loss) income	$9	$6,525	$(1,463)	$9,779
Net (loss) available to common stockholders of Farmland Partners Inc.	$(3,140)	$2,906	$(4,499)	$6,057

Basic net (loss) per share available to common stockholders(1)	$(0.10)	$0.09	$(0.15)	$0.20
Diluted net (loss) per share available to common stockholders(1)	$(0.10)	$0.08	$(0.15)	$0.09
Basic weighted average common shares outstanding	30,791	30,637	29,497	29,723
Diluted weighted average common shares outstanding	30,791	48,370	29,497	69,874

(1)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

	Quarter Ended
($ in thousands)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating revenues	$11,207	11,419	12,549	20,894
Operating expenses	6,386	6,231	6,394	7,365
Other expenses	4,318	4,207	1,998	5,130
Net (loss) income before income tax	503	981	4,157	8,399
State income tax expense	—	—	—	—
Net (loss) income	$503	$981	$4,157	$8,399
Net (loss) income available to common stockholders of Farmland Partners Inc.	$(2,744)	$(2,323)	$484	$4,163

Note 11—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through March 13, 2020, the day the financial statements were issued.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

On February 27, 2020 the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock.  The dividend is payable to the Company’s stockholders of record as of April 1, 2020, and is expected to be paid on April 15, 2020.

On February 27, 2020 the Company’s Board of Directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on March 31, 2020 to stockholders of record as of March 13, 2020.

On February 19, 2020, the Company entered into an agreement to extend the current office lease that was set to expire on July 31, 2020. The lease extension has a term of 13 months and will expire on August 31, 2021.

Subsequent to December 31, 2020, the Company repurchased 127,269 shares of common stock at a weighted average price of $6.83 per share for an aggregate purchase price of $0.9 million.

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

The Company determines the hedge effectiveness of its interest rate swaps at inception using regression analysis. On an ongoing basis the Company reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. If the qualitative assessment indicates that the hedge relationship cannot be concluded is more likely than not highly effective, the Company performs a regression analysis. As of the date of this report, the Company concluded the hedge was highly effective.

As of December 31, 2019, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$1,644
	Other Comprehensive Income	(1,644)

The effect of derivative instruments on the consolidated statements of operations for the period ended December 31, 2019 is set out below:

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

($ in thousands) Cash flow hedging relationships	Amount of Gain / (Loss) reclassified in OCI on derivative	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	(39)	Interest expense

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

The following table outlines the movements in the other comprehensive income account as at December 31, 2019 and December 31, 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Beginning accumulated derivative instrument gain or loss	$(865)	$—
Net change associated with current period hedging transactions	(779)	(865)
Net amount of reclassification into earnings	—	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(1,644)	$(865)

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2019

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed

California	(m)	44,994	-	44,994	-	-	44,994	-	44,994	-		2017	-
North Carolina	(d)	41,906	-	41,906	5	578	42,484	5	42,489	0		2015	-
California	(m)	33,482	-	33,482	-	-	33,482	-	33,482	-		2017	-
Illinois	(k)	29,627	431	30,058	2,267	50	29,677	2,699	32,376	236	2017, 2018	2017	14
Louisiana	(g)	30,584	1,180	31,764	181	254	30,838	1,361	32,199	174	2018, 2019	2016	30
California	(m)	31,567	-	31,567	-	-	31,567	-	31,567	-		2017	-
California	(p), (s)	19,925	11,521	31,445	(561)	-	19,925	10,960	30,884	2,816	2017	2017	12
Illinois	(k)	22,937	1,484	24,421	1,301	(11)	22,926	2,786	25,711	221	2017, 2018, 2019	2017	23
South Carolina	(t)	12,057	1,474	13,531	5,840	53	12,110	7,314	19,424	626	2014, 2017, 2018, 2019	2014	24
California	(r)	7,647	11,518	19,164	207	-	7,647	11,725	19,371	1,409	2017, 2018	2017	20
California	(s)	9,998	8,116	18,114	-	-	9,998	8,116	18,114	1,597	2017	2017	14
California	(s)	10,947	6,878	17,825	64	-	10,947	6,942	17,889	1,167	2017	2017	21
North Carolina	(v)	17,627	-	17,627	-	0	17,627	-	17,627	-	2018	2018	-
South Carolina	(l)	14,866	906	15,772	239	-	14,866	1,145	16,011	110	2017, 2018	2017	29
California	(s)	11,888	3,398	15,286	(58)	-	11,888	3,340	15,228	715	2017	2017	15
Florida	(a)	9,295	202	9,497	2,212	3,036	12,331	2,414	14,745	94	2016, 2017, 2019	2016	38
Illinois	(f)	9,689	420	10,109	(5)	4,497	14,186	415	14,601	70	2016, 2017, 2018	2016	21
California	(q)	8,326	6,075	14,401	41	-	8,326	6,117	14,443	657	2017, 2018, 2019	2017	25
California	(p)	9,043	4,546	13,589	2	-	9,043	4,549	13,592	803	2017, 2018	2017	17
California	(q), (s)	10,167	2,902	13,069	421	-	10,167	3,323	13,490	725	2017	2017	13
California	(p)	7,492	2,889	10,380	434	-	7,492	3,322	10,814	636	2017, 2019	2017	12
Colorado	(t)	10,716	70	10,786	-	(0)	10,716	70	10,786	5	2014	2014	39
California	(r)	9,534	263	9,796	2	-	9,534	265	9,799	76	2017	2017	14
California	(s)	6,191	2,772	8,963	-	-	6,191	2,772	8,963	488	2017	2017	11
South Carolina	(d)	8,633	133	8,766	130	5	8,638	263	8,901	26	2015, 2017	2015	25
California	(q)	4,710	3,317	8,027	-	-	4,710	3,317	8,027	415	2017	2017	15
Virginia	(d)	7,277	-	7,277	-	0	7,277	-	7,277	-		2015	-
Florida	(o)	6,402	593	6,995	269	-	6,402	862	7,264	152	2017, 2019	2017	12
Arkansas	(t)	6,914	287	7,201	22	16	6,930	309	7,239	39	2014, 2017, 2018	2014	24
North Carolina	(d)	7,239	-	7,239	-	(16)	7,223	-	7,223	-		2015	-
South Carolina	(t)	4,679	25	4,704	2,348	4	4,683	2,373	7,056	292	2017, 2016, 2015	2014	33
Mississippi	(t)	6,654	133	6,787	3	(0)	6,654	136	6,790	16	2014, 2015	2014	25
South Dakota	(l)	6,731	-	6,731	-	-	6,731	-	6,731	-		2017	-
Illinois	(f)	5,453	105	5,558	7	1,022	6,475	112	6,587	13	2016	2016	23
Georgia	(q)	3,574	2,922	6,496	46	-	3,574	2,968	6,542	1,417	2017, 2019	2017	11
Texas		4,188	1,929	6,117	343	(0)	4,188	2,272	6,460	311	2016, 2018	2016	27
Florida	(q)	2,674	3,565	6,239	-	-	2,674	3,565	6,239	702	2017	2017	12
Arkansas	(i)	5,924	244	6,168	0	(0)	5,924	244	6,168	37	2015	2015	21
North Carolina	(d)	5,750	-	5,750	-	4	5,754	-	5,754	-		2015	-
Arkansas	(o)	5,532	101	5,633	10	3	5,535	110	5,645	29	2017, 2019	2017	9
Illinois	(f)	6,086	-	6,086	450	(909)	5,177	450	5,627	22	2018	2016	40
Colorado	(j)	792	4,731	5,523	84	1	793	4,815	5,608	240	2016, 2017, 2019	2016	16
Mississippi	(i)	5,338	238	5,576	0	(0)	5,338	238	5,576	47	2015	2015	15
Colorado	(l)	4,156	1,280	5,436	(3)	-	4,156	1,277	5,433	146	2017	2017	26
Arkansas	(v)	5,169	185	5,354	-	-	5,169	185	5,354	39	2017	2017	15
Louisiana	(t)	5,100	52	5,152	154	(0)	5,100	206	5,306	37	2017, 2016, 2015	2014	17
Illinois	(f)	5,493	-	5,493	338	(801)	4,692	338	5,030	102	2017	2016	10
Arkansas	(t)	4,536	50	4,586	81	27	4,563	131	4,693	21	2014, 2017	2014	17
Illinois	(o)	4,575	-	4,575	-	-	4,575	-	4,575	-		2017	-
California	(v)	2,461	1,974	4,435	-	-	2,461	1,974	4,435	262	2017	2017	17
South Carolina	(t)	2,235	-	2,235	1,557	519	2,754	1,557	4,311	181	2017, 2016, 2015	2014	28
Arkansas	(j)	4,035	38	4,073	188	(0)	4,035	226	4,260	14	2016, 2017, 2018, 2019	2016	28
North Carolina	(d)	4,242	-	4,242	-	4	4,246	-	4,246	-		2015	-
Illinois	(f)	4,920	4	4,924	148	(1,025)	3,895	152	4,047	8	2017	2016	50
Colorado	(t)	3,566	359	3,925	67	0	3,566	426	3,992	45	2014, 2017, 2018	2014	21

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2019

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed

North Carolina	(d)	3,864	-	3,864	-	8	3,872	-	3,872	-		2015	-
Illinois	(f)	4,350	-	4,350	-	(572)	3,778	-	3,778	-		2016	-
Illinois	(f)	3,821	-	3,821	-	(97)	3,724	-	3,724	-		2016	-
Georgia	(i)	3,306	368	3,674	18	(0)	3,306	386	3,692	51	2015, 2016, 2017, 2018	2015	22
Illinois	(h)	2,981	-	2,981	634	(0)	2,981	634	3,615	65	2017, 2009	2007 & 2010	38
Alabama	(q)	1,719	1,883	3,602	(7)	-	1,719	1,875	3,595	245	2017	2017	16
Illinois	(f)	3,186	-	3,186	-	407	3,593	-	3,593	-		2016	-
Illinois	(f)	4,522	4	4,526	(0)	(950)	3,572	4	3,576	1	2016	2016	10
Mississippi	(b)	3,471	41	3,512	63	(0)	3,471	104	3,575	9	2015, 2017	2015	34
Arkansas	(t)	3,277	145	3,422	44	27	3,304	189	3,493	27	2014, 2015, 2018, 2019	2014	21
Illinois	(f)	3,232	-	3,232	-	261	3,493	-	3,493	-		2016	-
Illinois	(h)	1,290	-	1,290	2,199	(0)	1,290	2,199	3,488	210	2017, 2015, 2011	2007	38
Nebraska	(t)	1,881	55	1,936	1,476	1	1,882	1,531	3,413	172	2017, 2015, 2012	2012	30
South Carolina	(b)	1,959	344	2,303	970	0	1,959	1,314	3,273	95	2017, 2015	2015	35
Illinois	(f)	3,500	28	3,528	361	(699)	2,801	389	3,190	23	2016, 2018	2016	15
Illinois	(o)	3,163	-	3,163	-	-	3,163	-	3,163	-		2017	-
Illinois	(f)	3,541	-	3,541	-	(478)	3,063	-	3,063	-		2016	-
Arkansas	(e)	2,808	184	2,992	58	7	2,815	242	3,057	44	2015, 2017, 2018	2015	18
Arkansas	(t)	2,985	156	3,141	8	(96)	2,889	164	3,053	35	2014, 2016	2014	16
Arkansas	(b)	3,264	165	3,429	191	(590)	2,674	356	3,030	58	2014, 2015, 2016, 2017	2014	27
South Carolina	(t)	2,199	138	2,337	665	22	2,221	803	3,024	64	2014, 2015, 2017, 2019	2014	30
Colorado	(t)	3,099	-	3,099	-	(133)	2,966	-	2,966	-		2014	-
Illinois	(f)	2,997	68	3,065	253	(388)	2,609	321	2,930	92	2018, 2016	2016	10
Illinois	(f)	3,470	-	3,470	4	(582)	2,888	4	2,891	1	2016	2016	12
Illinois	(f)	2,015	-	2,015	216	636	2,651	216	2,867	6	2016, 2019	2016	34
Nebraska	(c)	2,601	114	2,715	131	(0)	2,601	245	2,845	15	2015, 2016, 2018	2015	27
Illinois	(f)	2,882	42	2,924	(0)	(98)	2,784	42	2,826	9	2016	2016	12
Georgia	(l)	1,905	-	1,905	779	125	2,030	779	2,810	54	2017	2017	32
Illinois	(h)	2,573	-	2,573	236	(1)	2,572	236	2,809	14	2017	2010	50
North Carolina	(v)	2,768	-	2,768	-	0	2,768	-	2,768	-	2018	2018	-
Illinois	(f)	3,277	-	3,277	-	(517)	2,760	-	2,760	-		2016	-
Arkansas	(t)	2,645	40	2,685	42	21	2,666	82	2,748	6	2014, 2018, 2019	2014	10
Illinois	(f)	3,058	-	3,058	-	(353)	2,705	-	2,705	-		2016	-
California	(s)	967	1,357	2,324	375	-	967	1,732	2,699	244	2017, 2018	2017	16
Nebraska	(c)	2,539	78	2,617	(23)	0	2,539	55	2,594	8	2016	2015	20
Nebraska	(e)	693	1,785	2,478	90	(0)	693	1,875	2,567	168	2014, 2016, 2018, 2019	2014	19
Michigan	(i)	904	1,654	2,558	(0)	(0)	904	1,654	2,558	219	2015	2015	23
Colorado	(b)	1,995	84	2,079	466	(0)	1,995	550	2,545	83	2017, 2016	2015	18
Illinois	(l)	2,525	-	2,525	-	-	2,525	-	2,525	-		2017	-
Illinois	(f)	1,956	-	1,956	-	557	2,513	-	2,513	-		2016	-
Arkansas	(t)	2,262	82	2,344	4	96	2,358	86	2,444	9	2014, 2015	2014	27
Illinois	(f)	3,030	-	3,030	-	(600)	2,430	-	2,430	-		2016	-
Illinois	(f)	2,103	105	2,208	(0)	218	2,321	105	2,426	13	2016	2016	25
Nebraska	(c)	2,280	44	2,324	95	0	2,280	139	2,419	19	2017, 2016, 2015	2015	22
Illinois	(f)	1,945	-	1,945	-	473	2,418	-	2,418	-		2016	-
Illinois	(f)	2,718	-	2,718	-	(332)	2,386	-	2,386	-		2016	-
South Carolina	(l)	1,321	91	1,412	691	247	1,567	782	2,349	51	2017, 2018	2017	31
South Carolina	(v)	1,406	806	2,212	128	(0)	1,406	934	2,341	100	2017, 2018, 2019	2017	31
Mississippi		2,321	15	2,336	-	(1)	2,320	15	2,335	4	2016	2016	10
Colorado	(t)	2,328	-	2,328	-	(0)	2,328	-	2,328	-		2014	-
Illinois	(f)	2,075	-	2,075	-	252	2,327	-	2,327	-		2016	-
South Carolina	(t)	1,803	158	1,961	364	(0)	1,803	522	2,325	45	2014, 2015	2014	26
Arkansas	(t)	2,316	-	2,316	3	0	2,316	3	2,319	-		2014	-
Nebraska	(c)	2,316	126	2,442	(126)	(0)	2,316	-	2,316	-		2015	-
Illinois	(f)	3,212	-	3,212	95	(996)	2,216	95	2,311	5	2018	2016	40

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2019

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed

Colorado		637	1,604	2,241	0	1	637	1,604	2,241	226	2017	2017	50
North Carolina	(v)	2,177	-	2,177	-	(0)	2,177	-	2,177	-	2018	2018	-
Illinois	(f)	1,614	94	1,708	(0)	456	2,070	94	2,163	12	2016	2016	23
Illinois	(f)	2,682	-	2,682	204	(725)	1,957	204	2,161	11	2017	2016	50
Illinois	(f)	2,423	-	2,423	-	(276)	2,147	-	2,147	-		2016	-
Illinois	(f)	1,769	-	1,769	-	371	2,140	-	2,140	-		2016	-
Colorado	(b)	1,365	663	2,028	101	0	1,365	764	2,129	61	2015	2015	21
Arkansas	(t)	2,014	96	2,110	0	(8)	2,006	96	2,102	16	2014	2014	21
Illinois	(f)	1,643	88	1,731	0	344	1,987	88	2,075	11	2016	2016	23
Colorado	(e)	1,301	699	2,000	70	(0)	1,301	769	2,070	53	2015, 2016, 2017, 2019	2015	24
South Carolina	(t)	1,568	-	1,568	433	64	1,632	433	2,065	37	2015, 2017, 2019	2014	30
Illinois	(h)	1,700	-	1,700	346	-	1,700	346	2,046	27	2017	2012	35
Illinois	(f)	2,402	-	2,402	-	(372)	2,030	-	2,030	-		2016	-
Colorado	(t)	1,817	210	2,027	1	(7)	1,810	211	2,021	52	2014, 2016	2014	14
South Carolina	(v)	1,090	-	1,090	776	144	1,234	776	2,011	30	2018, 2019	2018	40
Colorado	(j)	1,760	-	1,760	239	0	1,760	239	1,999	23	2017	2016	24
Illinois	(f)	1,996	-	1,996	-	(50)	1,946	-	1,946	-		2016	-
Illinois	(f)	1,972	-	1,972	-	(43)	1,929	-	1,929	-		2016	-
Illinois	(f)	2,542	-	2,542	-	(617)	1,925	-	1,925	-		2016	-
Illinois	(j)	1,905	-	1,905	-	(0)	1,905	-	1,905	-		2016	-
Colorado	(t)	1,079	812	1,891	(0)	0	1,079	812	1,891	54	2014	2014	31
Illinois	(f)	2,100	-	2,100	98	(309)	1,791	98	1,889	5	2018	2016	40
Illinois	(f)	1,590	-	1,590	-	280	1,870	-	1,870	-		2016	-
Illinois	(f)	1,891	-	1,891	-	(56)	1,835	-	1,835	-		2016	-
Illinois	(f)	1,603	-	1,603	-	228	1,831	-	1,831	-		2016	-
Illinois	(o)	1,825	-	1,825	-	(0)	1,825	-	1,825	-	2018	2018	-
North Carolina	(d)	1,770	-	1,770	-	0	1,770	-	1,770	-		2015	-
Illinois	(f)	1,256	-	1,256	-	511	1,767	-	1,767	-		2016	-
Illinois	(h)	1,750	-	1,750	-	-	1,750	-	1,750	-		2009	-
Illinois	(o)	1,735	-	1,735	-	-	1,735	-	1,735	-		2017	-
Nebraska	(t)	1,610	32	1,642	81	(2)	1,608	113	1,720	12	2014, 2015	2014	24
Nebraska	(t)	1,639	46	1,685	10	(2)	1,637	56	1,694	6	2014, 2015	2014	22
Colorado	(t)	1,305	376	1,681	10	(0)	1,305	386	1,691	107	2014, 2016	2014	16
Illinois	(f)	1,439	-	1,439	-	240	1,679	-	1,679	-		2016	-
Michigan	(i)	779	851	1,630	39	(0)	779	890	1,669	187	2016, 2019	2016	19
South Carolina		1,303	225	1,528	132	0	1,303	357	1,661	35	2016, 2017	2016	34
Illinois	(f)	1,859	-	1,859	-	(209)	1,650	-	1,650	-		2016	-
South Carolina	(t)	1,078	-	1,078	548	21	1,099	548	1,647	50	2015, 2017	2014	28
Colorado		1,622	-	1,622	-	-	1,622	-	1,622	-		2019	-
Nebraska	(c)	1,314	65	1,379	242	(0)	1,314	307	1,621	42	2015	2015	20
Nebraska	(t)	1,539	-	1,539	70	(1)	1,539	70	1,608	5	2015	2012	45
Illinois	(f)	1,718	-	1,718	-	(120)	1,598	-	1,598	-		2016	-
Nebraska	(b)	1,244	69	1,313	269	0	1,244	338	1,582	29	2014, 2015	2014	22
Georgia	(j)	1,330	72	1,402	180	(0)	1,330	252	1,581	17	2016, 2019	2016	18
Illinois	(h)	1,423	60	1,483	68	-	1,423	128	1,551	20	2013	2007	27
Illinois	(f)	1,130	35	1,165	(0)	379	1,509	35	1,544	6	2016	2016	23
Illinois	(f)	729	-	729	-	815	1,544	-	1,544	-		2016	-
Illinois	(f)	1,853	-	1,853	-	(313)	1,540	-	1,540	-		2016	-
Colorado	(t)	1,353	184	1,537	0	(0)	1,353	184	1,537	67	2014	2014	9
Illinois	(t)	1,500	-	1,500	26	-	1,500	26	1,526	2	2015	2008	50
Kansas	(i)	1,915	-	1,915	-	(395)	1,520	-	1,520	-		2015	-
Illinois	(f)	1,693	-	1,693	109	(317)	1,376	109	1,485	6	2017	2016	50
Illinois	(o)	1,471	-	1,471	-	(0)	1,471	-	1,471	-	2018	2018	-
Illinois	(f)	1,115	28	1,143	9	318	1,433	37	1,470	6	2016, 2018	2016	23
Mississippi	(e)	1,437	33	1,470	(0)	(0)	1,437	33	1,470	2	2015, 2017	2015	29

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2019

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed

Illinois	(f)	1,620	-	1,620	-	(167)	1,453	-	1,453	-		2016	-
Illinois	(f)	1,063	27	1,090	0	348	1,411	27	1,438	7	2016	2016	22
Illinois	(f)	1,675	4	1,679	(4)	(244)	1,431	-	1,431	-	2016	2016	-
Illinois	(f)	1,083	-	1,083	-	336	1,419	-	1,419	-		2016	-
Illinois		1,403	-	1,403	-	-	1,403	-	1,403	-		2019	-
South Carolina	(l)	1,032	170	1,203	183	13	1,045	353	1,398	37	2017, 2018	2017	31
Nebraska	(b)	1,100	28	1,128	248	0	1,100	276	1,376	16	2014, 2015, 2018	2014	18
Illinois	(f)	1,523	-	1,523	126	(277)	1,246	126	1,372	7	2017	2016	50
Nebraska	(v)	1,149	-	1,149	202	(0)	1,149	202	1,350	11	2018	2018	40
Nebraska	(c)	1,346	34	1,380	(34)	0	1,346	-	1,346	-		2015	-
Illinois	(f)	1,254	-	1,254	-	83	1,337	-	1,337	-		2016	-
Nebraska	(i)	1,232	56	1,288	(0)	31	1,263	56	1,319	6	2015	2015	24
Illinois	(f)	1,126	44	1,170	0	146	1,272	44	1,316	4	2016	2016	31
Nebraska	(c)	1,279	23	1,302	6	0	1,279	29	1,308	6	2015, 2017	2015	12
Colorado	(t)	1,238	-	1,238	-	45	1,283	-	1,283	-		2014	-
Nebraska	(c)	1,242	37	1,279	(5)	(0)	1,242	32	1,273	4	2015	2015	23
Illinois	(b)	1,120	-	1,120	138	-	1,120	138	1,258	8	2016	2008	50
Colorado	(t)	1,030	170	1,200	31	0	1,030	201	1,231	86	2014, 2016, 2017	2014	11
Illinois	(f)	1,435	-	1,435	-	(204)	1,231	-	1,231	-		2016	-
Illinois	(f)	1,481	-	1,481	-	(254)	1,227	-	1,227	-		2016	-
Illinois	(f)	1,731	-	1,731	-	(515)	1,216	-	1,216	-		2016	-
Illinois	(t)	1,147	-	1,147	60	0	1,147	60	1,207	4	2016	2013	50
Illinois	(h)	1,003	-	1,003	198	(0)	1,003	198	1,201	4	2015, 2017	2008	45
Illinois	(f)	844	-	844	112	242	1,086	112	1,198	0		2016	-
Illinois	(f)	1,219	-	1,219	-	(23)	1,196	-	1,196	-		2016	-
Nebraska	(c)	1,077	33	1,110	80	(0)	1,077	113	1,189	5	2015	2015	28
Colorado	(t)	579	513	1,092	18	65	644	531	1,175	139	2014, 2015, 2016	2014	14
Illinois	(f)	1,320	-	1,320	-	(147)	1,173	-	1,173	-		2016	-
North Carolina	(v)	1,161	-	1,161	-	0	1,161	-	1,161	-	2018	2018	-
Illinois	(f)	617	-	617	-	535	1,152	-	1,152	-		2016	-
Nebraska	(h)	1,109	40	1,149	-	-	1,109	40	1,149	6	2012	2012	20
Illinois	(f)	845	63	908	0	241	1,086	63	1,149	10	2016	2016	22
Nebraska	(c)	1,136	11	1,147	0	(0)	1,136	11	1,147	6	2015	2015	6
Colorado	(t)	747	393	1,140	(0)	0	747	393	1,140	35	2014	2014	26
Illinois	(f)	$ 1,229	$ -	$ 1,229	$ 116	$ (219)	$ 1,010	$ 116	$ 1,126	$ 6	2018	2016	40
Colorado	(t)	1,128	68	1,196	(32)	(45)	1,083	36	1,119	3	2017	2014	3
Illinois	(f)	774	47	821	0	293	1,067	47	1,115	6	2016	2016	25
Illinois	(f)	1,058	-	1,058	-	49	1,107	-	1,107	-		2016	-
Colorado	(t)	1,105	-	1,105	-	(0)	1,105	-	1,105	-		2014	-
Colorado	(t)	773	323	1,096	(0)	0	773	323	1,096	34	2014	2014	21
Illinois	(f)	855	55	910	(12)	198	1,053	43	1,096	5	2016	2016	28
Illinois	(f)	708	-	708	-	387	1,095	-	1,095	-		2016	-
Illinois	(f)	854	-	854	-	221	1,075	-	1,075	-		2016	-
Nebraska	(i)	848	197	1,045	22	0	848	219	1,067	25	2014, 2015, 2017	2014	25
Colorado	(t)	554	443	997	70	(3)	551	513	1,064	40	2014, 2015, 2017	2014	23
Nebraska	(t)	994	20	1,014	41	(2)	992	61	1,052	8	2014, 2015	2014	27
Illinois	(t)	801	97	898	152	-	801	249	1,050	15	2016	2004, 2006, 2016	50
Illinois	(f)	950	40	990	(0)	46	996	40	1,036	4	2016	2016	32
Colorado	(h)	819	94	913	113	-	819	207	1,026	22	2014, 2017, 2018	2010	22
Illinois	(f)	727	-	727	-	299	1,026	-	1,026	-		2016	-
Colorado	(e)	809	141	950	64	(0)	809	205	1,014	22	2015	2015	26
Illinois	(f)	1,171	-	1,171	-	(158)	1,013	-	1,013	-		2016	-
Georgia	(i)	795	65	860	105	31	826	170	997	15	2016, 2017	2016	31
Illinois	(h)	991	-	991	-	-	991	-	991	-		2012	-
Illinois	(f)	800	130	930	(0)	59	859	130	989	15	2016	2016	27

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2019

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed

Illinois	(f)	1,259	-	1,259	-	(273)	986	-	986	-		2016	-
Illinois	(f)	1,119	-	1,119	-	(133)	986	-	986	-		2016	-
Illinois	(f)	775	-	775	3	186	961	3	964	0		2016	-
Georgia		756	202	958	0	(1)	755	202	958	17	2016	2016	36
Illinois	(h)	923	53	976	(29)	-	923	24	947	1	2011	2011	50
Kansas	(t)	805	178	983	(0)	(38)	767	178	945	53	2014	2014	14
Illinois	(t)	902	34	936	-	-	902	34	936	5	2008	2008	21
Illinois	(f)	1,075	-	1,075	70	(230)	845	70	915	3	2018	2016	40
Illinois	(f)	1,080	-	1,080	-	(175)	905	-	905	-		2016	-
Illinois	(f)	864	-	864	-	41	905	-	905	-		2016	-
Colorado	(t)	481	373	854	2	46	527	375	902	103	2014, 2016	2014	15
Illinois	(f)	989	-	989	77	(178)	811	77	888	4	2018	2016	40
Illinois	(f)	995	-	995	58	(177)	818	58	875	3	2017	2016	50
Illinois	(f)	975	-	975	-	(100)	875	-	875	-		2016	-
Illinois	(i)	815	-	815	60	0	815	60	875	4	2017	2015	50
Georgia	(j)	718	144	862	10	0	718	154	872	19	2016	2016	25
Nebraska	(b)	862	-	862	-	(0)	862	-	862	-		2015	-
Illinois	(f)	972	-	972	-	(114)	858	-	858	-		2016	-
Illinois	(f)	671	96	767	(54)	143	814	42	856	4	2016	2016	28
Illinois	(h)	644	93	737	107	-	644	200	844	12	2015	2000	50
Illinois	(i)	762	-	762	75	(0)	762	75	837	11	2016	2015	20
Nebraska	(t)	742	-	742	94	0	742	94	836	11	2013	2012	25
Illinois	(b)	700	110	810	20	-	700	130	830	8	2006, 2015	2004	50
Illinois	(f)	1,005	-	1,005	-	(180)	825	-	825	-		2016	-
Illinois	(f)	980	-	980	-	(155)	825	-	825	-		2016	-
Illinois	(l)	825	-	825	-	-	825	-	825	-		2017	-
Illinois	(o)	805	-	805	-	-	805	-	805	-		2017	-
Colorado	(t)	803	-	803	-	(0)	803	-	803	-		2014	-
Illinois	(f)	732	-	732	-	64	796	-	796	-		2016	-
Illinois	(f)	762	-	762	-	20	782	-	782	-		2016	-
Illinois	(f)	630	-	630	-	145	775	-	775	-	2016	2016	-
Nebraska	(t)	702	72	774	0	(2)	700	72	772	6	2014	2014	35
Illinois	(o)	748	-	748	-	-	748	-	748	-		2017	-
Illinois	(f)	421	-	421	43	280	701	43	743	3	2016	2016	50
Kansas	(t)	737	-	737	-	(0)	737	-	737	-		2014	-
Nebraska	(i)	711	22	733	0	(0)	711	22	733	3	2015	2015	20
Illinois	(f)	857	-	857	-	(125)	732	-	732	-		2016	-
Illinois	(f)	879	-	879	4	(155)	724	4	727	1	2016	2016	20
Illinois	(f)	552	-	552	31	143	695	31	725	0		2016	-
Illinois	(h)	725	-	725	-	-	725	-	725	-		2010	-
Illinois	(h)	668	-	668	51	1	669	51	720	3	2015	2007	50
Illinois	(o)	717	-	717	-	(0)	717	-	717	-	2018	2018	-
Illinois	(f)	612	38	650	0	51	663	38	701	4	2016	2016	29
Illinois	(v)	701	-	701	-	-	701	-	701	-		2017	-
Illinois	(f)	968	-	968	-	(269)	699	-	699	-		2016	-
Illinois	(j)	667	30	697	(0)	0	667	30	697	4	2016	2016	24
Illinois	(h)	693	-	693	-	-	693	-	693	-		2008	-
Georgia	(i)	555	106	661	9	18	573	115	687	11	2015, 2018, 2019	2015	30
Illinois	(h)	684	-	684	-	0	684	-	684	-		2007	-
South Carolina	(l)	477	57	534	148	-	477	205	682	16	2017	2017	32
Illinois	(i)	681	-	681	-	0	681	-	681	-		2015	-
Illinois	(f)	505	-	505	-	173	678	-	678	-		2016	-
Illinois	(i)	667	-	667	-	1	668	-	668	-		2016	-
Illinois	(h)	448	100	548	110	-	448	210	658	13	2006, 2015	2003	50
Illinois	(o)	652	-	652	-	(0)	652	-	652	-	2018	2018	-

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2019

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed

Illinois	(f)	507	-	507	-	142	649	-	649	-		2016	-
Illinois	(f)	466	-	466	-	178	644	-	644	-		2016	-
Georgia	(i)	482	142	624	(0)	10	492	142	634	14	2016, 2017	2016	27
Illinois	(f)	746	-	746	-	(127)	619	-	619	-		2016	-
Illinois	(f)	939	-	939	-	(326)	613	-	613	-		2016	-
Illinois	(h)	610	-	610	-	(0)	610	-	610	-		2012	-
Illinois	(f)	744	-	744	-	(136)	608	-	608	-		2016	-
Colorado	(t)	374	201	575	2	30	404	203	608	54	2014, 2016, 2017	2014	11
Nebraska	(b)	607	-	607	-	(0)	607	-	607	-		2015	-
Georgia		469	108	577	25	0	469	133	603	9	2016	2016	36
Nebraska	(b)	561	-	561	-	41	602	-	602	-		2014	-
Illinois	(t)	527	37	564	16	-	527	53	580	3	2011	2011	50
Illinois	(j)	563	-	563	-	0	563	-	563	-		2016	-
North Carolina	(v)	554	-	554	-	0	554	-	554	-	2018	2018	-
Illinois	(f)	534	-	534	-	11	545	-	545	-		2016	-
Georgia	(i)	475	53	528	16	0	475	69	545	10	2015, 2018	2015	21
Illinois	(f)	536	-	536	-	(15)	521	-	521	-		2016	-
Illinois	(f)	447	-	447	-	74	521	-	521	-		2016	-
Nebraska	(c)	500	10	510	0	0	500	10	510	5	2015	2015	5
South Carolina		460	-	460	40	(0)	460	40	500	1	2019	2018	20
Kansas	(l)	319	181	500	-	-	319	181	500	26	2017, 2019	2017	20
Illinois	(h)	442	38	480	0	-	442	38	480	5	2009	2009	24
Illinois	(f)	601	-	601	-	(158)	443	-	443	-		2016	-
Illinois	(f)	362	-	362	-	76	438	-	438	-		2016	-
Illinois	(f)	499	22	521	25	(112)	387	47	434	3	2016, 2018	2016	29
South Carolina	(v)	354	-	354	79	0	354	79	433	5	2018, 2019	2018	40
Illinois	(f)	487	-	487	41	(96)	391	41	432	2	2017	2016	50
Illinois	(f)	576	-	576	-	(144)	432	-	432	-		2016	-
Illinois	(f)	254	-	254	-	174	428	-	428	-		2016	-
Illinois	(o)	428	-	428	-	0	428	-	428	-	2018	2018	-
Illinois	(f)	170	-	170	-	250	420	-	420	-		2016	-
Colorado	(t)	419	-	419	-	0	419	-	419	-		2014	-
Illinois	(h)	290	38	328	87	-	290	125	415	7	2006, 2015	2006	50
Illinois	(i)	371	-	371	38	(0)	371	38	409	2	2017	2016	50
Illinois	(f)	296	-	296	39	66	362	39	401	0		2016	-
Illinois	(f)	370	-	370	-	28	398	-	398	-		2016	-
Illinois	(b)	398	-	398	-	-	398	-	398	-		2008	-
Colorado	(i)	-	-	-	-	395	395	-	395	-		2015	-
Illinois	(f)	359	-	359	-	35	394	-	394	-		2016	-
Illinois	(h)	322	36	358	22	-	322	58	380	3	2006, 2017, 2018	2006	47
Illinois	(o)	363	-	363	-	0	363	-	363	-	2018	2018	-
Illinois	(t)	102	59	161	201	-	102	260	362	15	2006, 2017	2003	50
Illinois	(h)	271	73	344	16	0	271	89	360	5	2006, 2015	2001	50
Illinois	(f)	291	-	291	-	63	354	-	354	-		2016	-
Illinois	(f)	360	-	360	-	(9)	351	-	351	-		2016	-
Nebraska	(t)	342	4	346	(1)	(2)	341	4	344	0	2017	2014	27
Illinois	(f)	282	-	282	-	58	340	-	340	-		2016	-
Illinois	(t)	321	24	345	(8)	-	321	16	337	1	2011	2011	50
Kansas	(j)	235	90	325	3	(0)	235	93	328	13	2016, 2017	2016	21
Illinois	(f)	320	-	320	-	(2)	318	-	318	-		2016	-
Illinois	(f)	286	-	286	-	29	315	-	315	-		2016	-
North Carolina	(v)	310	-	310	-	0	310	-	310	-	2018	2018	-
Illinois	(f)	353	-	353	-	(44)	309	-	309	-		2016	-
Colorado	(t)	224	-	224	46	39	263	46	309	-		2014	-
Colorado	(t)	276	-	276	-	0	276	-	276	-		2014	-

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2019

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed

Illinois	(f)	216	-	216	-	50	266	-	266	-		2016	-
Illinois	(f)	233	-	233	-	28	261	-	261	-		2016	-
Illinois	(h)	252	-	252	-	(0)	252	-	252	-		2012	-
Illinois	(f)	240	-	240	-	7	247	-	247	-		2016	-
Colorado	(i)	236	-	236	-	(0)	236	-	236	-		2015	-
Illinois	(o)	233	-	233	-	(0)	233	-	233	-	2018	2018	-
Illinois	(f)	157	-	157	-	75	232	-	232	-		2016	-
Illinois	(h)	203	44	247	(24)	-	203	20	223	1	2006	2006	50
Illinois	(f)	153	-	153	20	28	181	20	201	0		2016	-
Illinois	(h)	200	16	216	(16)	-	200	-	200	-		2011	-
Illinois	(f)	179	-	179	-	18	197	-	197	-		2016	-
Illinois	(o)	196	-	196	-	(0)	196	-	196	-	2018	2018	-
Georgia		142	39	180	3	-	142	41	183	3	2017	2017	30
Colorado		-	-	-	69	-	-	69	69	4	2017	2017	40
Illinois		34	86	120	(86)	(0)	34	-	34	(3)	2017	2016	7
Colorado		-	-	-	-	-	-	-	-	-		2017	-
Adjustments							-	896	896	3,425
Other	(u)	45,187	1,726	46,913	1,049	1,076	46,264	2,775	49,039	254

Farm Credit Bond	$ 4,890
Farmer Mac Bond #6	$ 13,827
Farmer Mac Bond #7	$ 11,160
Farmer Mac Bond #8A	$ 41,700
Farmer Mac Bond #9	$ 6,600
Met Life Bond #1	$ 87,942
Met Life Bond #2	$ 16,000
Met Life Bond #3	$ 21,000
Met Life Bond #4	$ 15,685
Met Life Bond #5	$ 8,379
Met Life Bond #6	$ 27,158
Met Life Bond #7	$ 17,153
Met Life Bond #8	$ 44,000
Met Life Bond #9	$ 21,000
Prudential Bond	$ -
Rutledge Credit Facility #1	$ 17,000
Rutledge Credit Facility #2	$ 25,000
Rutledge Credit Facility #3	$ 25,000
Rutledge Credit Facility #4	$ 15,000
Rutledge Credit Facility #5	$ 30,000
Rabo Agrifinance Note	$ 64,359
Totals	$ 512,853	$ 933,131	$ 112,184	$ 1,045,315	$ 36,944	$ 4,682	$ 937,812	$ 150,024	$ 1,087,836	$ 25,276

(a)	is part of a collateral pool for the $4.9 million First Farm Credit of Central Florida Bond
(b)	is part of a collateral pool for the $13.8. million Farmer Mac Bond #6
(c)	is part of a collateral pool for the $11.2 million Farmer Mac Bond #7
(d)	is part of a collateral pool for the $41.7 milllion Farmer Mac Bond #8A
(e)	is part of a collateral pool for the $6.6 million Farmer Mac Bond #9
(f)	is part of a collateral pool for the $87.9 million Met Life Bond #1
(g)	is part of a collateral pool for the $16.0 million Met Life Bond #2
(h)	is part of a collateral pool for the $21.0 million Met Life Bond #3
(i)	is part of a collateral pool for the $15.7 million Met Life Bond #4
(j)	is part of a collateral pool for the $8.4 million Met Life Bond #5
(k)	is part of a collateral pool for the $27.2 million Met Life Bond #6
(l)	is part of a collateral pool for the $17.2 million Met Life Bond #7

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2019

($ In Thousands)

(m)	is part of a collateral pool for the $44.0 million Met Life Bond #8
(n)	is part of a collateral pool for the $0.0 million Prudential Loan
(o)	is part of a collateral pool for the $17.0 million Rutledge Credit Facility 1
(p)	is part of a collateral pool for the $25.0 million Rutledge Credit Facility 2
(q)	is part of a collateral pool for the $25.0 million Rutledge Credit Facility 3
(r)	is part of a collateral pool for the $15.0 million Rutledge Credit Facility 4
(s)	is part of a collateral pool for the $30.0 million Rutledge Credit Facility 5
(t)	is part of a collateral pool for the $66.4 million Agrifinance Note
(u)

Other category is comprised of 100 farms in 7 states that on an individual basis make up less than 5% of gross total land plus improvements as of December 31, 2019. Approximately $1,606 is part of a collateral pool for the $13,827 Farmer Mac Bond #6, $510 is part of a collateral pool for the $11,160 Farmer Mac Bond #7, $19,689 is part of a collateral pool for the $87,942 Met Life Bond #1, $6,399 is part of a collateral pool for the $21,000 Met Life Bond #3, $4,988 is part of a collateral pool for the $15,685 Met Life Bond #4, $1,588 is part of a collateral pool for the $8,379 Met Life Bond #5, $1,182 is part of a collateral pool for the $17,153 Met Life Bond #7, $4,142 is part of a collateral pool for the $25,000 Rutledge Credit Facility 1, $5,546 is part of a collateral pool for the $66,400 Rabo Agrifinance Note, and $1,999 is part of a collateral pool for the $21,000 Met Life Bond #9

(v)	is part of a collateral pool for the $21.0 million Met Life Bond #9
(w)	all of the above properties listed in Schedule III are farms.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(In Thousands)

	Years ended December 31,
	2019	2018	2017
Real Estate:
Balance at beginning of year	$1,108,016	$1,094,155	$595,598
Additions during period
Additions through construction of improvements	5,326	9,874	15,549
Disposition of property and improvements	(62,468)	(29,573)	(671)
Non cash acquisitions			-
Acquisitions through business combinations and/or asset acquisitions	36,893	33,560	483,679
Balance at end of year	$1,087,767	$1,108,016	$1,094,155

Accumulated Depreciation:
Balance at beginning of year	$18,148	$10,261	$3,215
Disposition of improvements	(947)	(190)	(80)
Additions charged to costs and expenses	8,022	8,077	7,126
Balance at end of year	$25,223	$18,148	$10,261

Real Estate balance per schedule	$1,087,767	$1,108,016	$1,094,155
Construction in progress	11,911	10,262	8,137
Other non-real estate	71	71	71
Balance per consolidated balance sheet	$1,099,749	$1,118,349	$1,102,363

Accumulated depreciation per schedule	$25,223	$18,148	$10,261
Other non-real estate	54	54	24
Balance per consolidated balance sheet	$25,277	$18,202	$10,285