Form 10-Q
period 2020-03-31
Farmland Partners Inc.
filed 2020-05-08
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2020

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

As of May 4, 2020,  29,866,000 shares of the Registrant’s common stock (31,769,792 on a fully diluted basis, including 1,903,792 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2020 (Unaudited) and December 31, 2019

(in thousands except par value and share data)

	March 31,	December 31,
	2020	2019
ASSETS
Land, at cost	$937,847	$937,813
Grain facilities	12,090	12,091
Groundwater	11,473	11,473
Irrigation improvements	54,299	53,871
Drainage improvements	12,674	12,674
Permanent plantings	51,967	52,089
Other	7,840	7,827
Construction in progress	12,474	11,911
Real estate, at cost	1,100,664	1,099,749
Less accumulated depreciation	(27,206)	(25,277)
Total real estate, net	1,073,458	1,074,472
Deposits	90	1
Cash	14,994	12,561
Notes and interest receivable, net	4,278	4,767
Right of use asset	198	73
Deferred offering costs	—	—
Deferred financing fees, net	152	174
Accounts receivable, net	5,814	5,515
Inventory	1,619	1,550
Prepaid and other assets	2,353	3,440
TOTAL ASSETS	$1,102,956	$1,102,553

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$511,283	$511,403
Lease liability	198	73
Dividends payable	1,593	1,593
Derivative liability	3,227	1,644
Accrued interest	3,414	3,111
Accrued property taxes	2,411	1,873
Deferred revenue	10,182	71
Accrued expenses	4,369	5,868
Total liabilities	536,677	525,636

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 6,037,500 shares authorized; 5,924,060 shares issued and outstanding at March 31, 2020, and 5,972,059 at December 31, 2019	141,885	142,861
Redeemable non-controlling interest in operating partnership, Series A preferred units	117,877	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 29,866,000 shares issued and outstanding at March 31, 2020, and 29,952,608 shares issued and outstanding at December 31, 2019	289	292
Additional paid in capital	337,457	338,387
Retained earnings	3,530	6,251
Cumulative dividends	(50,282)	(48,784)
Other comprehensive income	(3,227)	(1,644)
Non-controlling interests in operating partnership	18,750	19,044
Total equity	306,517	313,546

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,102,956	$1,102,553

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March  31, 2020 and 2019

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended
	March 31,
	2020	2019
OPERATING REVENUES:
Rental income	$10,073	$9,672
Tenant reimbursements	861	467
Crop sales	335	450
Other revenue	381	300
Total operating revenues	11,650	10,889

OPERATING EXPENSES
Depreciation, depletion and amortization	2,000	2,115
Property operating expenses	1,861	1,932
Cost of goods sold	566	222
General and administrative expenses	1,451	1,374
Legal and accounting	482	723
Other operating expenses	1	—
Total operating expenses	6,361	6,366
OPERATING INCOME	5,289	4,523

OTHER (INCOME) EXPENSE:
Other income	121	(24)
Loss (gain) on disposition of assets	86	(418)
Interest expense	4,663	4,956
Total other expense	4,870	4,514

Net income before income tax expense	419	9

Income tax expense	—	—

NET INCOME (LOSS)	419	9

Net (income) loss attributable to non-controlling interests in operating partnership	(25)	(1)

Net income (loss) attributable to the Company	394	8

Nonforfeitable distributions allocated to unvested restricted shares	(16)	(21)
Distributions on Series A Preferred Units and Series B Preferred Stock	(3,115)	(3,127)

Net loss available to common stockholders of Farmland Partners Inc.	$(2,737)	$(3,140)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$(0.09)	$(0.10)
Diluted net (loss) available to common stockholders	$(0.09)	$(0.10)
Basic weighted average common shares outstanding	29,545	30,791
Diluted weighted average common shares outstanding	29,545	30,791
Dividends declared per common share	$0.05	$0.05

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Net Income (loss)	$419	$9
Net change associated with current period hedging activities	(1,583)	(215)
Comprehensive Income	(1,164)	(206)
Comprehensive income attributable to non-controlling interests	(25)	(1)
Net income (loss) attributable to Farmland Partners Inc.	$(1,189)	$(207)

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2020 and 2019

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non‑controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2018	30,594	$300	$332,996	$4,852	$(42,695)	$(865)	$44,685	$339,273

Net income	—	—	—	8	—	—	1	9
Grant of unvested restricted stock	224	—	—	—	—	—	—	—
Stock based compensation	—	—	396	—	—	—	—	396
Dividends accrued or paid	—	—	—	(3,127)	(1,591)	—	(120)	(4,838)
Repurchase and cancellation of shares	(1,166)	(12)	(6,528)	—	—	—	—	(6,540)
Forfeiture of unvested restricted stock	(1)	—	(2)	—	—	—	—	(2)
Net change associated with current period hedging transactions	—	—	—	—	—	(215)	—	(215)
Conversion of Common units to shares of common stock	2,185	22	21,292	—	—	—	(21,314)	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(79)	—	—	—	79	—
Balance at March 31, 2019	31,836	$310	$348,075	$1,733	$(44,286)	$(1,080)	$23,331	$328,083

Balance at December 31, 2019	29,952	$292	$338,387	$6,251	$(48,784)	$(1,644)	$19,044	$313,546

Net income	—	—	—	394	—	—	25	419
Grant of unvested restricted stock	139	—	—	—	—	—	—	—
Stock based compensation	—	—	242	—	—	—	—	242
Dividends accrued or paid	—	—	—	(3,115)	(1,498)	—	(95)	(4,708)
Net change associated with current period hedging transactions	—	—	—	—	—	(1,583)	—	(1,583)
Repurchase and cancellation of shares	(225)	(3)	(1,396)	—	—	—	—	(1,399)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	224	—	—	—	(224)	—
Balance at March 31, 2020	29,866	$289	$337,457	$3,530	$(50,282)	$(3,227)	$18,750	$306,517

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$419	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,000	2,115
Amortization of deferred financing fees and discounts/premiums on debt	74	85
Amortization of net origination fees related to notes receivable	—	(1)
Stock based compensation	242	394
(Gain) loss on disposition of assets	86	(418)
Bad debt expense	41	177
Changes in operating assets and liabilities:
Increase in accounts receivable	(294)	(1,735)
Increase in interest receivable	(49)	(209)
Increase in other assets	759	1,093
(Decrease) in inventory	(69)	278
(Decrease) Increase in accrued interest	317	(327)
Decrease in accrued expenses	(1,306)	(187)
(Decrease) Increase in deferred revenue	10,109	12,096
(Decrease) Increase in accrued property taxes	538	460
Net cash provided by (used in) operating activities	12,867	13,830
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate and other improvements	(1,148)	(2,183)
Principal receipts on notes receivable	441	307
Casualty loss insurance recovery	—	—
Issuance of note receivable	(5)	(246)
Proceeds from sale of property	167	4,725
Net cash provided by (used in) investing activities	(545)	2,603
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on mortgage notes payable	(42)	(2,133)
Participating preferred stock repurchased	(977)	(164)
Common stock repurchased	(1,397)	(6,540)
Payment of debt issuance costs	(130)	—
Dividends on common stock	(1,498)	(1,759)
Distribution on Series A preferred units	(3,510)	(3,500)
Distribution on Series B participating preferred stock	(2,240)	—
Distributions to non-controlling interests in operating partnership, common	(95)	(78)
Net cash used in financing activities	(9,889)	(14,174)

NET DECREASE IN CASH	2,433	2,259
CASH, BEGINNING OF PERIOD	12,561	16,891
CASH, END OF PERIOD	$14,994	$19,150
Cash paid during period for interest	$4,352	$5,157
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,498	$1,592
Dividend payable, common units	$95	$120
Distributions payable, Series A preferred units	$878	$878
Distributions payable, Series B participating preferred stock	$—	$2,249
Additions to real estate improvements included in accrued expenses	$—	$155
Deferred offering costs amortized through equity in the period	$—	$—
Net Investment In Lease	$—	$—
Right of Use Asset	$198	$166
Lease Liability	$198	$166

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of March  31, 2020

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of March 31, 2020, the Company owned a portfolio of approximately 158,500 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2020, the Company owned a 94.0% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of March 31, 2020, the TRS performed these custom farming operations on 3,676 acres of farmland owned by the Company located in California, Michigan, South Carolina, and Florida.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended March 31, 2020 and 2019 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation. Such reclassification had no effect on net income or loss.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three months ended March 31, 2020 and 2019 is unaudited.  The accompanying financial statements for the three months ended March 31, 2020 and 2019 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”)

on March 13, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of actual operating results for the entire year ending December 31, 2020.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates, particularly in light of the novel coronavirus (“COVID-19”) pandemic and its effects on the domestic and global economies. So far, the direct impact of the COVID-19 pandemic on our business and operations has been limited. As broader sectors of the U.S. agricultural economy are affected through supply chain and commodity price disruptions, we believe that we may experience some yet largely unidentified impact in the medium term. In the long term, we do not expect that the pandemic will affect materially the global demand for food, feed, fuel and fiber, and therefore the value of its farmland portfolio. We are unable to quantify what the ultimate impact of the virus on our business will be.

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

As of March 31, 2020 and December 31, 2019, the Company had $1.3 million and $1.3 million in tenant relationship intangibles, respectively, gross of accumulated amortization of $1.3 million and $1.2 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three months ended March 31, 2020, the company incurred an immaterial amount of costs related to acquisition and due diligence during the periods.

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. As of March 31, 2020 the Company had liquidity requirements which were not anticipated to be funded from ongoing operating cash flows in the foreseeable future which were largely impacted by debt repayments which are coming due in 2020. When material debt repayments are due within the following 12 months, the Company works with current and new lenders and other potential sources of capital to ensure that all its obligations are timely satisfied. The Company has a history of being able to refinance its debt obligations to manage its debt maturities. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund its immediate liquidity needs.  Managements first course of action is to work with its lenders to refinance debt which is coming due on terms acceptable to the Company. In the event the Company is unsuccessful in refinancing its debt on terms acceptable to the Company, management would look to liquidate certain assets to fund its liquidity shortfall.  Management believes its plans are sufficient to overcome the liquidity pressures which existed at March 31, 2020.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. As of March 31, 2020 and December 31, 2019, the Company had an allowance of $0.1 million and $0.1 million, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop was $0.6 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of March 31, 2020 and December 31, 2019, inventory consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Harvested crop	$104	$171
Growing crop	1,515	1,379
General inventory	—	—
	$1,619	$1,550

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

As of March 31, 2020, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

New or Revised Accounting Standards

Recent Pronouncements

      In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate. In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. We refer to this transition as “reference rate reform.”

      The first practical expedient allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (i) the contract referenced an IBOR rate that is expected to be discontinued; (ii) the modified terms directly replace or have the potential to replace the IBOR rate that is expected to be discontinued; and (iii) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous accounting determination.

      The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship. This allows for companies to continue applying hedge accounting to existing cash flow and net investment hedges.

      The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting practical expedient to its cash flow hedge. The Company will continue to evaluate its debt, derivative and lease contracts that are eligible for modification relief and may apply those elections as needed.

Recently adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the method and timing of the recognition of credit losses on financial assets. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. This credit loss standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. The Company adopted the new standard on January 1, 2020. The adoption of the standard did not have a material impact on its financial position or results of operations.

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

Most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of March 31, 2020 have terms ranging from one to 40 years. Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2020 and December 31, 2019, the Company had $10.2 million and $0.1 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three months ended March 31, 2020 and 2019:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2020	2019
Leases in effect at the beginning of the year	$9,341	$9,514
Leases entered into during the year	732	158
	$10,073	$9,672

Future minimum lease payments from tenants under all non-cancelable leases in place as of March 31, 2020, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2020 and each of the next four years and thereafter as of March 31, 2020 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2020 (remaining nine months)	$23,905
2021	21,034
2022	11,549
2023	5,171
2024	2,440
Thereafter	25,033
$89,132

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.3 million and $0.4 million were recognized for the three months ended March 31, 2020 and 2019, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2020, the Company had one significant tenant representing a tenant concentration as presented in the table below. If the Company’s significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. Rental income received is recorded on a straight-line basis over the applicable lease term.

The following table presents the amount of the rental income and percentage of the Company’s total rental income received from the Company’s significant tenant.

	Rental income recognized
	For the three months ended March 31,
($ in thousands)	2020		2019
Tenant C	$1,198	11.6%	$163	1.7%

(1)	Tenant C is a tenant who is currently leasing a number of permanent crop farms in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2020 and 2019 and the percentage of rental income recorded by the Company for the three months ended March 31, 2020 and 2019 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm (2)	2020	2019	2020	2019
Corn Belt	27.7%	28.0%	32.1%	36.1%
Delta and South	17.6%	17.3%	10.2%	11.5%
High Plains	20.0%	19.2%	7.8%	6.6%
Southeast	27.4%	28.4%	23.5%	25.7%
West Coast	7.3%	7.1%	26.4%	20.1%
	100.0%	100.0%	100.0%	100.0%

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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company paid costs of $0.03 million and $0.00 million, respectively, during the three months ended March  31, 2020 and 2019 to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

The Company did not complete any acquisitions during either the three months ended March  31, 2020 or March 31, 2019.

The Company did not complete any dispositions during the three months ended March 31, 2020.

During the three months ended March 31, 2019, the Company completed one disposition, consisting of four properties, in the Corn Belt region for aggregate proceeds of $4.7 million and recognized an aggregate gain on sale of $0.4 million.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimate of expected credit losses on its notes receivable principal balance is $0.0 million as of March 31, 2020 and December 31, 2019. The Company recorded $0.05 million and $0.05 million of credit loss expense related to interest receivables during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	March 31, 2020	December 31, 2019	Date
Mortgage Note (1)	Principal & interest due at maturity	$1,806	$1,804	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	228	234	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,145	2,145	3/16/2022
Mortgage Note (3)	Principal & interest due at maturity	-	62	3/1/2020
Line of Credit	Principal & interest due at maturity	-	369	3/1/2020
Total outstanding principal		4,179	4,614
Interest receivable (net prepaid interest)		556	565
Provision for interest receivable		(457)	(412)
Total notes and interest receivable		$4,278	$4,767

(1)In January 2016 the maturity date of the note was extended from January 15, 2016 to January 15, 2017 with the year 1 interest received at the time of the extension and principal and remaining interest due at maturity.  On July 28, 2017 the Company notified the borrower of default on the Promissory Note. In December 2019, the Company began the process of selling the underlying collateralized property to settle the principal and accrued interest.

(2)The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the third and fifth anniversary of the notes by the borrower.

(3)This note was repaid in full during the three months ended March 31, 2020.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of March 31, 2020 and December 31, 2019, the fair value of the notes receivable was $4.2 million and $4.6 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of March 31, 2020 and December 31, 2019, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			March 31,	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	Interest Rate Terms	2020	2020	2019	Date	2020
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$13,827	April 2025	$21,441
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570
Farmer Mac Bond #8A (1)	Semi-annual interest only	3.20%	3.20%	41,700	41,700	June 2020	74,310
Farmer Mac Bond #9 (1)	Semi-annual interest only	3.35%	3.35%	6,600	6,600	July 2020	7,940
MetLife Term Loan #1 (2)	Semi-annual interest only	3.48% adjusted every three years	3.48%	87,942	87,942	March 2026	195,657
MetLife Term Loan #2	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,000	16,000	March 2026	32,199
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	21,000	21,000	March 2026	27,816
MetLife Term Loan #4 (2)	Semi-annual interest only	3.48% adjusted every three years	3.48%	15,685	15,685	June 2026	31,266
MetLife Term Loan #5	Semi-annual interest only	3.50% adjusted every three years	3.50%	8,379	8,379	January 2027	14,281
MetLife Term Loan #6	Semi-annual interest only	3.45% adjusted every three years	3.45%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.45% adjusted every three years	3.45%	17,153	17,153	June 2027	39,126
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	21,000	May 2028	41,223
Farm Credit of Central Florida	(3)	LIBOR + 2.6875% adjusted monthly	4.06%	4,847	4,890	September 2023	14,745
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	3.06%	64,358	64,358	March 2028	135,432
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.21%	17,000	17,000	January 2022	29,820
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.21%	25,000	25,000	January 2022	39,468
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.21%	25,000	25,000	January 2022	45,764
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.21%	15,000	15,000	January 2022	29,170
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	3.21%	30,000	30,000	January 2022	85,287
Total outstanding principal				512,809	512,852		$1,051,644
Debt issuance costs				(1,526)	(1,449)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$511,283	$511,403

(1)	Subsequent to the quarter's end, the maturity of Farmer Mac Bond #8A and Farmer Mac Bond #9 was extended to October 31, 2020.
(2)

During the year ended December 31, 2017, the Company converted the interest rate on Metlife Term Loans 1 and 4 from variable to fixed rates for a term of three years. Once the term expires, the new rate will be determined based on the loan agreements.

(3)

Loan is an amortizing loan with quarterly interest payments that commenced on January 1, 2017 and quarterly principal payments that commence on October 1, 2018, with all remaining principal and outstanding interest due at maturity.

Farmer Mac Facility

As of March 31, 2020 and December 31, 2019, the Operating Partnership had approximately $73.3 million and approximately $73.3 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at March 31, 2020.

Subsequent to the quarter's end, the Company secured an extension of the maturity of the Farmer Mac bonds due in June and July 2020, to October 31, 2020, in order to accommodate a delay in the refinancing lender's field due diligence caused by COVID-19-related travel restrictions.

MetLife Term Loans

As of March 31, 2020 and December 31, 2019, the Company and the Operating Partnership had $258.3 million and $258.3 million outstanding, respectively, under the MetLife loans. Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%. The MetLife Guaranties also contain a number of customary affirmative and negative covenants. The Company was in compliance with all covenants under the MetLife loans as of March 31, 2020.

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

Farm Credit of Central Florida Mortgage Note

As of March 31, 2020 and December 31, 2019, approximately $5.1 million had been drawn down under this facility. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019. The Company was in compliance with all applicable covenants at March 31, 2020.

Rutledge Credit Facilities

As of March 31, 2020 and December 31, 2019, the Company and the Operating Partnership had $112.0 million outstanding under the Rutledge facility. As of March 31, 2020, $0 remains available under this facility and the Company was in compliance with all covenants under the Rutledge loan agreements.

Rabobank Mortgage Note

As of March 31, 2020 and December 31, 2019, the Company and the Operating Partnership had $64.4 million outstanding under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of March 31, 2020.

LIBOR

      LIBOR is expected to be discontinued after 2021. As of March 31, 2020, the Company had $181.2 million of variable- rate debt outstanding with interest rates tied to LIBOR and maturity dates beyond 2021. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.1 million and $1.0 million as of March 31, 2020 and December 31, 2019, respectively.

Aggregate Maturities

As of March 31, 2020, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2020 (remaining nine months)	$48,532
2021	274
2022	112,274
2023	4,067
2024	2,100
Thereafter	345,562
$512,809

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2020 and December 31, 2019, the fair value of the mortgage notes payable was $544.7 million and $518.9 million, respectively.

Note 8—Commitments and Contingencies

In April 2015, the Company entered into a lease agreement for office space which the Company extended in March 2020 through July 31, 2021. The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, $10,534 in June 2018, $10,701 in June 2019 and $12,373 in August 2020. Beginning in 2019, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised are excluded. Our total lease cost for the three months ended March 31, 2020 and 2019 was $0.03 million and $0.03 million, respectively. As of March 31, 2020, the lease has a remaining term of sixteen months, and discount rate of 3.35%. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2020 (remaining nine months)	$105
2021	99
2022	—
2023	—
2024	—
Thereafter	—
$204

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

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership. As of March 31, 2020 and December 31, 2019, the Company owned 94.0% and 94.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 6.0% and 6.0% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company issued zero and 2,678,187, respectively, of shares of common stock upon redemption of zero and 2,678,187, respectively, Common units that had been tendered for redemption. There were 1.9 million and 1.9 million outstanding Common units eligible to be tendered for redemption as of March 31, 2020 and December 31, 2019, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the three months ended March 31, 2020 and March 31, 2019.  During the three months ended March 31, 2020, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $0.2 million. During the three months ended March 31, 2019, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $0.1 million.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of March 31, 2020 and December 31, 2019 was $117.9 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2020 and 2019:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2018	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2019	117	$117,878

Balance at December 31, 2019	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2020	117	$117,878

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of March 31, 2020 and December 31, 2019 was $141.9 million and $142.9 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended March 31, 2020 and the year ended December 31, 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2020	March 11, 2020	April 1, 2020	April 15, 2020	$0.0500
				$0.0500

2019	November 11, 2019	January 1, 2020	January 15, 2020	$0.0500
	August 6, 2019	October 1, 2019	October 15, 2019	$0.0500
	May 8, 2019	July 1, 2019	July 15, 2019	0.0500
	February 7, 2019	April 1, 2019	April 15, 2019	0.0500
				$0.2000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $0.9 million in distributions payable as of March 31, 2020. The distributions are payable annually in arrears on January 15 of each year.

In connection with the Series B Participating Preferred Stock, the Company paid $2.2 million in distributions on March 31, 2020 to stockholders of record as of March 13, 2020. As long as shares of Series B Participating Preferred Stock are outstanding,  distributions on such shares are payable on the last day of March, June, September and December of each year to stockholders of record on the 15th day of such months.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Share Repurchase Program

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. In November 2017, the board of directors approved repurchases of the Company’s Series

B Participating Preferred Stock from time to time under the share repurchase program. Subsequently on August 1, 2018, the board of directors increased the authority under the share repurchase program by an aggregate of $30 million. On November 7, 2019, the board of directors increased the authority under the program by an additional $50 million. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock or Series B Preferred Stock and it may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet. During the three months ended March 31, 2020, the Company repurchased 224,869 shares of its common stock for $1.4 million at an average price of $6.22 per share and 47,999 shares of its Series B preferred stock for $1.0 million at an average price of $20.35 per share. As of March 31, 2020, the Company had approximately $48.6 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.3 million shares. As of March 31, 2020, there were 0.2 million of shares available for future grants under the Plan.

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

A summary of the nonvested shares as of March 31, 2020 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2019	345	$7.42
Granted	139	6.23
Vested	(163)	8.22
Forfeited	—	—
Unvested at March 31, 2020	321	$6.49

For the three months ended March 31, 2020 and 2019, the Company recognized $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to restricted stock awards.  As of March 31, 2020 and December 31, 2019, there were $2.0 million and $1.4 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 2.3 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2019, resulting in no change in fair value for the three months ended March 31, 2020.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2020	2019
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$394	$8
Less: Nonforfeitable distributions allocated to unvested restricted shares	(16)	(21)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,115)	(3,127)
Net loss attributable to common stockholders	$(2,737)	$(3,140)

Denominator:
Weighted-average number of common shares - basic	29,545	30,791
Conversion of preferred units(1)	—	—
Unvested restricted shares(1)	—	—
Redeemable non-controlling interest(1)	—	—
Weighted-average number of common shares - diluted	29,545	30,791

Loss per share attributable to common stockholders - basic	$(0.09)	$(0.10)

(1)	Anti-dilutive for the three months ended March 31, 2020 and 2019.

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 1.9 million and 3.2 million for the three months ended March 31, 2020 and 2019, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2020 and 2019, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three months ended March 31, 2020 and 2019, diluted weighted average common shares do not include the impact of 0.3 million and 0.4 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020	December 31, 2019
Shares	29,545	29,607
OP Units	1,904	1,904
Unvested Restricted Stock Awards	321	345
	31,770	31,856

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

As of March 31, 2020, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$3,227
	Other Comprehensive Income	(3,227)

The effect of derivative instruments on the consolidated statements of operations for the periods ended March 31, 2020 and 2019 is set out below:

($ in thousands)
Cash flow hedging relationships	Amount of Gain / (Loss) recognized in OCI on derivative	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	—	Interest expense

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

The following table outlines the movements in the other comprehensive income account as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	March 31, 2019
Beginning accumulated derivative instrument gain or loss	$(1,644)	$(865)
Net change associated with current period hedging transactions	(1,583)	(215)
Net amount of reclassification into earnings	—	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(3,227)	$(1,080)

Note 11—Subsequent Events

COVID-19

      So far, the direct impact of the COVID-19 pandemic on the Company’s business and operations has been limited. As broader sectors of the U.S. agricultural economy are affected through supply chain and commodity price disruptions, the Company is closely monitoring the potential impact of the COVID-19 pandemic on all aspects of its business, including the impact on its tenants, rental revenue and business partners. The Company unable to quantify what the ultimate impact of the virus on our business will be.

Dividends

On May 6, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on June 30, 2020 to stockholders of record as of June 15, 2020.

On May 6, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on July 15, 2020 to stockholders and unitholders of record as of July 1, 2020.

Real Estate

On April 16, 2020, the Company acquired one farm in the Corn Belt for consideration of $0.9 million.

On April 20, 2020, the Company sold one farm in the High Plains for consideration of $7.0 million.

On April 30, 2020, the Company sold two farms in the Corn Belt for aggregate consideration of $0.8 million.

Debt

Subsequent to the quarter end, the Company secured an extension of the maturity of the Farmer Mac bonds due in June and July 2020, to October 31, 2020.

Effective April 1, 2020, the Company extended the maturity of the interest rate swap with Rabobank from March 2023 to March 2026 to take advantage of more favorable interest rates and will contemporaneously assess the ongoing effectiveness of the hedging relationship.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our  consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities Exchange Commission (“SEC”) on March 13, 2020, which is accessible on the SEC’s website at www.sec.gov.  References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the impact of the COVID-19 pandemic and efforts to reduce its spread on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2019 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 156,500 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2020, we owned 94.0% of the Common units and none of the Series A preferred units nor the Series B Participating Preferred Stock. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of March 31, 2020:

Region (1)	Total Acres
Corn Belt	43,902
Delta and South	27,871
High Plains	31,622
Southeast	43,499
West Coast	11,586
158,480

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

When we are able to access sufficient additional capital, we intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS provides volume purchasing services to our tenants, operates a small-scale custom farming business, and occasionally provides our tenants with small operating loans. As of March 31, 2020, the TRS performs these custom farming operations on 3,676 acres of farmland located in Florida, Michigan, South Carolina, and California.

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

Impact of COVID-19 on Our Business

As the effects of the coronavirus (“COVID-19”) pandemic continue to develop, we are unable to quantify what the ultimate impact of the virus on our business will be. So far, the pandemic has significantly affected only sectors of the U.S. agricultural industry to which we have limited or no direct exposure, such as fresh food production marketed to the hospitality industry, and meat packing. We expect slower-moving ripples to potentially affect the sectors of the agricultural industry in which we are invested. Lower gasoline demand has affected demand for ethanol and therefore corn.

Labor availability and export logistics disruptions may affect specialty crops prices and our tenants’ ability to effectively harvest and deliver product, which could adversely affect our results of operations to the extent that a portion of the rent we receive from tenants is earned under variable-rent leases. Disruptions in the meat packing industry due to worker health concerns may affect herd and flock sizes and ultimately feed demand.

Despite short- and medium-term disruptions in the U.S. agricultural industry, we do not expect global demand for food, feed, fuel and fiber to be materially affected by COVID-19 and the related economic turmoil, and therefore in the long term we expect the industry to experience some degree of transformation, but to survive relatively unscathed compared to other industries. As owners of essential long-term assets in an essential industry, we also expect our business to perform relatively well, although we are certainly prepared for a measure of yet largely unidentified medium-term pain. We expect certain farmers’ profitability to be impacted, however a combination of the high quality of our tenant base and financial support measures implemented by the U.S. federal government should prevent a material degradation in our tenants’ creditworthiness.

At this time, we are unable to estimate the ultimate impact of these effects on our tenants and their ability to pay rent in full and on time. However, the longer the economic slowdown continues, it becomes more likely that these factors will impact our results in a material way. Although a significant amount of our tenants paid 50% of their annual rent in the first quarter of the year in accordance with the respective leases, financial challenges facing our tenants could result in delays in our tenants’ ability to pay the remaining rent due under the leases, requests for rent deferral, business closures or bankruptcies.

The direct impact of COVID-19 on our operations has been so far limited. Even though we operate in an essential industry and therefore we are largely exempted from stay-at-home orders, we have prioritized the health and well-being of our employees. We asked our office staff to work from home whenever possible even before the City and County of Denver and the State of Colorado implemented stay-at-home orders. Our technology infrastructure was already well suited to remote working conditions, and the layout of our offices allowed us to substantially observe social distancing guidelines even when staff needed to be present in the office. We asked our field personnel to limit travel to only those trips required to monitor and maintain the farms we already own, and to substantially lessen direct contact with our tenants and suppliers. As a result of these worker health measures, we have experienced a perceptible degradation in operating efficiency, but not to such an extent as to materially affect our financial results or internal controls.

Our interactions with critical third parties have been affected, but so far we have been able to mitigate any material impact on our business. We are working with one of our existing lenders to refinance $48.3 million of debt with Farmer Mac originally due in June and July of this year. However the lender informed us that, as a result of travel restrictions implemented to contain the spread of the pandemic, they would be unable to complete their field due diligence in a timely manner. In order to avoid repayment issues, we were able to secure from Farmer Mac an extension of the due date of the expiring debt, to October 31, 2020, which we expect will be more than sufficient to accommodate an extended due diligence and refinancing timeline. We can provide no assurances that we will be able to obtain additional extensions of near-term maturities if travel restrictions remain in place or are put back in place after a period of time. Another critical service provider, our independent auditing firm Plante & Moran PLLC, was able to quickly implement remote collaboration protocols and tools, avoiding any material impact on their quarterly review work.

The global capital markets have experienced significant turmoil since the beginning of the pandemic. However, we don’t have any immediate plans to issue equity capital. During the 2008 financial crisis, the availability and pricing of agricultural debt remained largely unaffected, reflecting the stability of farmland values and food demand. We believe that, other than the short-term logistical disruptions due to travel restrictions discussed above, our access to debt financing in the ordinary course of business will remain largely unaffected.

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

Demand

Notwithstanding any impacts from the ongoing COVID-19 pandemic, we expect that global demand for food, driven primarily by significant increases in the global population and GDP per capita, will continue to be the key driver of farmland values. We further expect that global demand for most crops will continue to grow to keep pace with global population growth, which we anticipate will lead to either higher prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long term. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. According to the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050, a 43% increase from 2005-2007 levels and more than two times the 446 million tons of grain produced in the United States in 2014.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long term, could impact our rental revenues and our results of operations. As described above, the COVID-19 pandemic and efforts to reduce its spread have impacted demand for corn. However, the success of our long-term business strategy is not dependent on growth in demand for biofuels, and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary crops over the long term.

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years. Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, an approximate 5% increase. In comparison, world population is expected to grow over the same period to 9.1 billion, a nearly 40% increase. According to the World Bank Group arable land per capita has decreased by approximately 50% from 1961 to 2015. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. Additionally, we believe that farmland lost to urban development disproportionately impacts higher quality farmland. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, improvements in soil health, and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

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

In our primary crop farmland, we see flat to modestly higher rent rates in connection with 2020 lease renewals. This is consistent with, on the one hand, headwinds in primary crop markets and, on the other, tenant demand for leasing high quality farmland. Due to the short-term nature of most of our primary crop leases, we believe that a recovery of crop prices and farm profitability would be reflected relatively rapidly in our revenues via increases in rent rates. Across specialty crops, operator profitability is under some pressure. Participating lease structures are common in many specialty crops and base lease rates are consistent with or somewhat lower than 2019.

Lease Expirations

Farm leases are generally short-term in nature. As of March 31, 2020, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Rents	% of Annual Cash Rents
2020 (remaining nine months)	45,977	29.1%	$10,400	19.3%
2021	42,287	26.8%	8,951	16.6%
2022	32,983	20.9%	6,233	11.5%
2023	14,126	8.9%	2,671	4.9%
2024	10,933	6.9%	727	1.4%
2025 and beyond	11,613	7.4%	25,033	46.3%
	157,919	100.0%	$54,015	100.0%

As of March 31, 2020, we had approximately 47,500 acres for which lease payments are at least partially based on a percentage of farming revenues and 3,676 acres that are leased to our TRS. Acres leased to our TRS are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

Rental Revenues

Our revenues are primarily generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to 25 years, with three years being the most common.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

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

As described above, we are assessing the impact, if any, on our ability to collect rent from our tenants as a result of the COVID-19 pandemic. At this time, we expect to continue to be able to collect rents in full and on time. However, the situation is continuing to develop, and we are assessing the potential impact on our tenants on an ongoing basis.

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

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases in major crop production regions worldwide create a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts or civil unrest. Prices for many primary crops, particularly corn, experienced meaningful declines in 2014 and 2015, and have still not recovered to their pre-2014 prices. Furthermore, the COVID-19 pandemic has impacted crop prices, including corn and soybeans. We do not believe such declines represent a trend over the long term. Rather, we believe those declines represented a combination of correction to historical norms (adjusted for inflation) and high yields due to favorable weather patterns, and in the case of recent declines in crop prices, a reaction to the decline in economic activity as a result of the pandemic. We expect that continued long-term growth trends in global population and GDP per capita will result in increased revenue per acre for primary crops over time. We expect pricing across specialty crops to generally remain soft in 2020 until the economic disruptions due to the COVID-19 pandemic are behind us. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

International Trade

Following the trade tensions between China and the U.S. that started developing in 2018, the two countries reached a "Phase 1" trade deal in late 2019. At this point, we believe that China and the U.S. will endeavor to largely comply with the Phase 1 trade deal, leading to increased purchases by China of many U.S. agricultural exports. However, the economic and political disruptions introduced by the COVID-19 pandemic make it difficult to predict whether the Phase 1 agreement will be maintained.

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

Critical Accounting Policies and Estimates

Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

	For the three months ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
OPERATING REVENUES:
Rental income	$10,073	$9,672	$401	4.1%
Tenant reimbursements	861	467	394	84.4%
Crop sales	335	450	(115)	(25.6)%
Other revenue	381	300	81	27.0%
Total operating revenues	11,650	10,889	761	7.0%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,000	2,115	(115)	(5.4)%
Property operating expenses	1,861	1,932	(71)	(3.7)%
Cost of goods sold	566	222	344	NM
General and administrative expenses	1,451	1,374	77	5.6%
Legal and accounting	482	723	(241)	(33.3)%
Other operating expenses	1	—	1	NM
Total operating expenses	6,361	6,366	(5)	(0.1)%
OPERATING INCOME	5,289	4,523	766	16.9%

OTHER (INCOME) EXPENSE:
Other income	121	(24)	145	NM
(Gain) loss on disposition of assets	86	(418)	504	NM
Interest expense	4,663	4,956	(293)	(5.9)%
Total other expense	4,870	4,514	356	7.9%

Net income before income tax expense	419	9	410	NM

Income tax expense	—	—	—	NM

NET INCOME	$419	$9	$410	NM

NM=Not Meaningful

Our rental income for the three months ended March 31, 2020 was impacted partially by the two acquisitions in Q4 of 2019 that began generating revenue largely in Q1 of 2020, which was offset by the three dispositions in Q2 and Q3 of 2019. Additionally, the Company received a higher volume of crop share revenue in Q1 2020 as compared to Q1 2019. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the quarter ended March  31, 2020 includes approximately 156,500 acres, representing 99% of our current portfolio on an acreage basis.

On a same-property basis, total rental income increased $0.7 million, or 7.6%, for the three months ended March  31, 2020 as compared to the three months ended March  31, 2019. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income increased $0.4 million, or 4.1%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, resulting primarily from a non-recurring revenue share payment in Q1 2020.

Revenues recognized from tenant reimbursement of property taxes increased $0.4 million, or 84.4%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase is the result of higher tenant reimbursement revenues on properties in the state of California.

Crop sales totaled $0.3 million during the three months ended March 31, 2020 as compared to $0.4 million in the comparative three-month period ended March 31, 2019. The slight decrease in crop sales for comparative periods was due a larger portion of 2019 crop sales for the given crop year being realized in Q1 2019 as opposed to Q1 2020.

Other revenues totaled $0.4 million during the three months ended March 31, 2020 as compared to $0.3 million in the comparative three-month period ended March 31, 2019.

Depreciation, depletion and amortization expense decreased $0.1 million, or 5.4%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 as a result of the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods and the reduction in depreciation for properties sold.

Property operating expenses decreased $0.1 million, or 3.7%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease is largely due to higher bad debt expense in Q1 2019 compared to Q1 2020.

General and administrative expenses increased $0.1 million, or 5.6%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase is largely due to a reversal of previously accrued cash bonus expense in Q1 2019.

Cost of goods sold increased $0.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was largely due to the timing of citrus sales year over year.

Legal and accounting expenses decreased $0.2 million, or 33.3%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, which was primarily the result of lower legal fees incurred during Q1 2020 in relation to a “short and distort” attack against the Company conducted by anonymous parties under the pseudonym Rota Fortunae, as discussed below under Part II Item 1 “Legal Proceedings.” The Company is pursuing litigation against Rota Fortunae and is defending stockholder class action lawsuits that are related to the claims made by Rota Fortunae. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance. However, because the Company is still in negotiations with its insurance carrier regarding the coverage of defense costs incurred to date, the Company has recognized insurance recoveries that the Company believes it will be entitled to upon completion of the claim review process only when such recoveries are paid to the Company or the Company’s attorneys.  The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Rota Fortunae and is currently in negotiations with its insurance carrier with respect to coverage. Accordingly, the Company cannot estimate the costs that may be reimbursed by its insurance carrier at this time.

Other operating expenses were $0.0 million for the three months ended March 31, 2020 and March 31, 2019.

Other income decreased $0.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, resulting primarily losses in commodity futures trading.

Gain on disposition of assets decreased $0.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarly to the gain on sale of properties during Q1 2019 as opposed to no dispositions occurring in Q1 2020. Additionally, during the three months ended March 31, 2020 the Company incurred a loss on the impairment of some permanent plantings in California.

Interest expense decreased $0.3 million, or 5.9%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease is the result of a decrease in interest rates on floating rate debt and the lower outstanding balance of debt.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and unitholders and other general business needs.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland, to pay legal fees in relation to the stockholder class action litigation and the Rota Fortunae litigation in excess of the Company’s insurance coverage and make other investments consistent with our investment make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock and make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows, proceeds from asset disposals and borrowings from prospective lenders.

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

On April 30, 2020, the Company entered into amendments to bonds 8A and 9 with Farmer Mac to extend the maturities of such bonds, under which there is a total of $48.3 million outstanding, from June and July 2020 to October 31, 2020. We are working with one of our existing lenders to refinance Farmer Mac bonds 8A and 9, and we anticipated having the refinancing finalized during the second quarter of 2020. However the lender informed us that due to travel restrictions put in place due to the pandemic, they would be unable to complete their field due diligence in a timely manner. In order to avoid repayment issues, we were able to secure from Farmer Mac the extension described above, which we expect will be more than sufficient to accommodate an extended due diligence and refinancing timeline. However, we can provide no assurances that we will be able to obtain additional extensions of these near-term maturities if travel restrictions remain in place or are put back in place after a period of time. If we are unable to refinance this debt, we may be required to dispose of farms to repay it at maturity.

During the three months ended March 31, 2020, we used $1.4 million to repurchase an aggregate of 224,869 shares of common stock and $1.0 million to repurchase an aggregate of 47,999 shares of Series B Participating preferred stock.We currently have authority to repurchase up to an aggregate of $48.6 million in additional shares of our common stock or shares of our Series B participating preferred Stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable”  in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in) operating activities	$12,867	$13,830
Net cash provided by (used in) investing activities	$(545)	$2,603
Net cash (used in) provided by financing activities	$(9,889)	$(14,174)

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

As of March 31, 2020, we had $15.0 million of cash compared to $19.2 million at March 31, 2019.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $1.0 million primarily as a result of the following:

•	Receipt of $21.4 million in cash rents for the three months ended March 31, 2020 as compared to receiving $18.1 million in cash rents in the three months ended March 31, 2019;
•	A decrease of $0.8 million in cash interest payments as compared to the three months ended March 31, 2019;
•	Decrease in accrued expenses of $1.1 million as compared to the three months ended March 31, 2019; and
•	A decrease in deferred revenue of $2.0 million as compared to the three months ended March 31, 2019.

Cash Flows from Investing Activities

Net cash provided by investing activities decreased $3.1 million primarily as a result of the following:

•

Completing no dispositions during the three months ended March 31, 2020 as opposed to completing one disposition consisting of four properties during the three months ended March 31, 2019 for aggregate cash consideration of $4.7 million;

•	A decrease of $1.0 million in investments in real estate improvements as compared to the three months ended March 31, 2019;
•	A $0.1 million increase in principal repayments on notes receivable received by the Company as compared to the three months ended March 31, 2019; and
•	A $0.2 million decrease in notes receivable issued by the Company as compared to the three months ended March 31, 2019.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $4.3 million primarily as a result of the following:

•	Debt payments decreased $2.1 million as compared to the three months ended March 31, 2019;

•	A decrease of $0.3 million in dividends paid on common stock as compared to the three months ended March 31, 2019;
•	Common stock repurchases decreased $5.1 million as compared to the nthree months ended March 31, 2019;
•	An increase of $2.2 million in dividends paid on participating preferred shares as compared to the three months ended March 31, 2019;
•	An increase of $0.1 million in debt issuance costs as compared to the three months ended March 31, 2019 as the Company is currently refinancing debt; and
•	An increase of $0.8 million in participating preferred stock repurchased as compared to the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2020	2019
Net income (loss)	$419	$9
(Gain) loss on disposition of assets	86	(418)
Depreciation, depletion and amortization	2,000	2,115
FFO	2,505	1,706

Stock based compensation	242	396
Indirect equity offering costs	—	—
Distributions on Preferred units	(3,115)	(3,126)
AFFO	$(368)	$(1,024)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	31,767	34,362

Net loss per share available to common stockholders	$(0.09)	$(0.10)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.10	0.10
Depreciation and depletion	0.06	0.06
Stock based compensation	0.01	0.01
(Gain) loss on disposition of assets	0.00	(0.01)
Real estate related acquisition and due diligence costs	—	—
Distributions on Preferred units	(0.10)	(0.09)
AFFO per diluted weighted average share	$(0.01)	$(0.03)

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2020	2019
Basic weighted average shares outstanding	29,545	30,791
Weighted average OP units on an as-if converted basis	1,904	3,242
Weighted average unvested restricted stock	318	329
AFFO weighted average common shares	31,767	34,362

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended
	March 31,
(in thousands)	2020	2019
Net Income (loss)	$419	$9
Interest expense	4,663	4,956
Income tax expense	—	—
Depreciation, depletion and amortization	2,000	2,115
(Gain) loss on disposition of assets	86	(418)
EBITDAre	$7,168	$6,662

Stock based compensation	242	396
Adjusted EBITDAre	$7,410	$7,058

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

At March 31, 2020,  $181.2 million, or 35.3%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.5 million per year. At March 31, 2020,  1 year LIBOR was approximately 100 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $3.6 million per year.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We previously reported a material weakness that was identified as of December 31, 2019 related to the design and implementation of compensating controls relating to information technology general controls.

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon this evaluation, due to the existence of the material weakness in the Company’s internal control over financial reporting described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Remediation of the Material Weakness in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, we implemented additional quarterly review controls over logical access, user administration and security changes for information technology systems that support the Company’s financial reporting process. Management believes the additional quarterly review controls that have been implemented will remediate the identified deficiencies.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding legal proceedings as of March 31, 2020, refer to Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of March 31, 2020, except as set forth below, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020.

     The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

      Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Many of our properties and our headquarters are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate.

      The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our businesses in a number of ways. Our rental revenue and operating results depend significantly on the ability of our tenants to meet their rent and other obligations to us. While our tenants’ businesses have not yet been materially affected, certain sectors of the agricultural industry may see a decreased demand for their products as a result of the economic disruptions caused by COVID-19. For example, lower oil demands have a direct impact on the demand for ethanol and therefore corn, a crop grown on a significant number of our properties. Additionally, disruptions in the global supply chain may impact labor availability and export logistics, which would adversely affect specialty crop prices and our tenants’ ability to effectively harvest and deliver products. Our tenants who produce primary crops for feed for livestock may face challenges due to the recent infection concerns in the meat packing industry, which may decrease livestock herd and flock size and ultimately feed demand. If the impacts of the pandemic continue for an extended period of time, we expect that certain tenants may experience greater financial distress, which could result in late payments, requests for rental relief, business closures, rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Additionally, we have negotiated variable rents with certain of our tenants, which directly exposes our rental revenues to the risk of a negative impact on our tenants’ operations as a result of COVID-19.

      Further, many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

      The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We may be impacted by stock market volatility and illiquid market conditions, global economic uncertainty, and the perceived prospect for capital appreciation in farmland. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.  For instance, as a result of travel restrictions put in place due to the pandemic, we have already experienced delays in the due diligence process conducted by one of our lenders in connection with refinancing existing indebtedness. If these types of delays were to continue, it could have a material adverse impact on our ability to refinance our debt as it comes due.

      The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

     Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

      In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017.  Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time.  In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when, or to what extent any new U.S. federal tax laws, regulations, interpretations, or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

      None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended March 31, 2020 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. As of the date of this report, we had $48.6 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2020 - January 31, 2020	127	$6.83	—	$—	127	$50,151
February 1, 2020 - February 29, 2020	—	—	—	—	—	50,151
March 1, 2020 - March 31, 2020	98	5.42	48	20.35	146	48,646
Total	225	$6.22	48	$20.35	273	$48,646

From April 1, 2020 through the date of this report, the Company has repuchased no shares of common stock or Series B participating preferred stock.

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

Farmland Partners Inc.

Date: May 8, 2020	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)