Form 10-Q
period 2020-09-30
Farmland Partners Inc.
filed 2020-11-09
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of November 4, 2020, 29,351,271 shares of the Registrant’s common stock (30,990,063 on a fully diluted basis, including 1,638,792 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of September 30, 2020 (Unaudited) and December 31, 2019

(in thousands except par value and share data)

	September 30,	December 31,
	2020	2019
ASSETS
Land, at cost	$930,653	$937,813
Grain facilities	12,091	12,091
Groundwater	10,214	11,473
Irrigation improvements	53,833	53,871
Drainage improvements	12,790	12,674
Permanent plantings	54,430	52,089
Other	8,032	7,827
Construction in progress	9,275	11,911
Real estate, at cost	1,091,318	1,099,749
Less accumulated depreciation	(30,722)	(25,277)
Total real estate, net	1,060,596	1,074,472
Deposits	—	1
Cash	7,108	12,561
Notes and interest receivable, net	2,412	4,767
Right of use asset	128	73
Deferred financing fees, net	109	174
Accounts receivable, net	6,494	5,515
Inventory	1,505	1,550
Prepaid and other assets	1,453	3,440
TOTAL ASSETS	$1,079,805	$1,102,553

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$508,432	$511,403
Lease liability	128	73
Dividends payable	1,550	1,593
Derivative liability	3,182	1,644
Accrued interest	3,221	3,111
Accrued property taxes	2,645	1,873
Deferred revenue	50	71
Accrued expenses	7,482	5,868
Total liabilities	526,690	525,636

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 6,037,500 shares authorized; 5,831,870 shares issued and outstanding at September 30, 2020, and 5,972,059 at December 31, 2019	139,766	142,861
Redeemable non-controlling interest in operating partnership, Series A preferred units	119,633	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 29,086,271 shares issued and outstanding at September 30, 2020, and 29,952,608 shares issued and outstanding at December 31, 2019	282	292
Additional paid in capital	333,037	338,387
Retained earnings	(1,934)	6,251
Cumulative dividends	(53,224)	(48,784)
Other comprehensive income	(2,853)	(1,644)
Non-controlling interests in operating partnership	18,408	19,044
Total equity	293,716	313,546

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,079,805	$1,102,553

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Rental income	$8,701	$9,111	$27,916	$28,480
Tenant reimbursements	911	458	2,655	1,392
Crop sales	748	(145)	1,445	788
Other revenue	244	424	755	1,024
Total operating revenues	10,604	9,848	32,771	31,684

OPERATING EXPENSES
Depreciation, depletion and amortization	1,979	2,087	5,982	6,294
Property operating expenses	1,961	2,050	5,640	6,171
Cost of goods sold	1,332	619	2,643	842
Acquisition and due diligence costs	—	—	11	1
General and administrative expenses	1,395	1,444	4,248	4,237
Legal and accounting	287	421	1,617	2,437
Other operating expenses	1	1	2	1
Total operating expenses	6,955	6,622	20,143	19,983
OPERATING INCOME	3,649	3,226	12,628	11,701

OTHER (INCOME) EXPENSE:
Other income	25	(147)	113	(283)
Loss (gain) on disposition of assets	(1,348)	18	(2,179)	(7,891)
Interest expense	4,411	4,818	13,541	14,805
Total other expense	3,088	4,689	11,475	6,631

Net income before income tax expense	561	(1,463)	1,153	5,070

Income tax expense	—	—	—	—

NET INCOME (LOSS)	561	(1,463)	1,153	5,070

Net (income) loss attributable to non-controlling interests in operating partnership	(34)	99	(70)	(375)

Net income (loss) attributable to the Company	527	(1,364)	1,083	4,695

Nonforfeitable distributions allocated to unvested restricted shares	(16)	(18)	(48)	(60)
Distributions on Series A Preferred Units and Series B Preferred Stock	(3,064)	(3,117)	(9,269)	(9,368)

Net loss available to common stockholders of Farmland Partners Inc.	$(2,553)	$(4,499)	$(8,234)	$(4,733)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$(0.09)	$(0.15)	$(0.28)	$(0.16)
Diluted net (loss) available to common stockholders	$(0.09)	$(0.15)	$(0.28)	$(0.16)
Basic weighted average common shares outstanding	29,206	29,497	29,392	30,319
Diluted weighted average common shares outstanding	29,206	29,497	29,392	30,319
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income (loss)	$561	$(1,463)	$1,153	$5,070
Amortization of OCI	301	—	547	—
Net change associated with current period hedging activities	226	(80)	(1,756)	(950)
Comprehensive Income	1,088	(1,543)	(56)	4,120
Comprehensive income attributable to non-controlling interests	(34)	99	(70)	(375)
Net income (loss) attributable to Farmland Partners Inc.	$1,054	$(1,444)	$(126)	$3,745

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the nine months ended September 30, 2020 and 2019

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2018	30,594	$300	$332,996	$4,852	$(42,695)	$(865)	$44,685	$339,273

Net income	—	—	—	4,695	—	—	375	5,070
Issuance of stock	—	—	(218)	—	—	—	—	(218)
Grant of unvested restricted stock	224	—	—	—	—	—	—	—
Stock based compensation	2	—	1,259	—	—	—	—	1,259
Dividends accrued or paid	—	—	—	(9,368)	(4,573)	—	(335)	(14,276)
Repurchase and cancellation of shares	(3,401)	(34)	(21,146)	—	—	—	—	(21,180)
Forfeiture of unvested restricted stock	(21)	(1)	(98)	—	—	—	—	(99)
Net change associated with current period hedging transactions	—	—	—	—	—	(950)	—	(950)
Conversion of Common units to shares of common stock	2,678	27	26,217	—	—	—	(26,244)	—
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(219)	—	—	—	219	—
Balance at September 30, 2019	30,076	$292	$338,791	$179	$(47,268)	$(1,815)	$18,700	$308,879

Balance at December 31, 2019	29,952	$292	$338,387	$6,251	$(48,784)	$(1,644)	$19,044	$313,546

Net income	—	—	—	1,083	—	—	70	1,153
Grant of unvested restricted stock	139	—	—	—	—	—	—	—
Stock based compensation	—	—	788	—	—	—	—	788
Dividends accrued or paid	—	—	—	(9,268)	(4,440)	—	(286)	(13,994)
Net change associated with current period hedging transactions	—	—	—	—	—	(1,209)	—	(1,209)
Repurchase and cancellation of shares	(1,005)	(10)	(6,558)	—	—	—	—	(6,568)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	420	—	—	—	(420)	—
Balance at September 30, 2020	29,086	$282	$333,037	$(1,934)	$(53,224)	$(2,853)	$18,408	$293,716

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,153	$5,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,982	6,294
Amortization of deferred financing fees and discounts/premiums on debt	218	247
Stock based compensation	788	1,161
(Gain) loss on disposition of assets	(2,179)	(7,891)
Bad debt expense	325	341
Amortization of dedesignated interest rate swap	547	—
Changes in operating assets and liabilities:
(Decrease) Increase in accounts receivable	(1,256)	930
Increase (Decrease) in interest receivable	7	(653)
Decrease in other assets	1,734	1,395
Increase (Decrease) in inventory	45	(911)
Increase (Decrease) in accrued interest	88	(666)
Decrease in accrued expenses	1,757	614
Increase in deferred revenue	166	62
Increase in accrued property taxes	786	984
Net cash provided by operating activities	10,161	6,977
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(884)	—
Real estate and other improvements	(2,026)	(5,074)
Principal receipts on notes receivable	1,762	5,936
Issuance of note receivable	(8)	(1,653)
Proceeds from sale of property	13,427	34,141
Net cash provided by investing activities	12,271	33,350
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on mortgage notes payable	(2,994)	(11,342)
Participating preferred stock repurchased	(3,095)	(897)
Common stock repurchased	(6,568)	(21,180)
Payment of debt issuance costs	(130)	—
Payment of swap fees	(182)	—
Dividends on common stock	(4,484)	(4,656)
Distribution on Series A preferred units	(3,510)	(3,510)
Distribution on Series B participating preferred stock	(6,637)	(6,735)
Distributions to non-controlling interests in operating partnership, common	(285)	(335)
Net cash used in financing activities	(27,885)	(48,655)

NET INCREASE (DECREASE) IN CASH	(5,453)	(8,328)
CASH, BEGINNING OF PERIOD	12,561	16,891
CASH, END OF PERIOD	$7,108	$8,563
Cash paid during period for interest	$12,650	$15,407
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,454	$1,504
Dividend payable, common units	$95	$95
Distributions payable, Series A preferred units	$2,633	$2,633
Additions to real estate improvements included in accrued expenses	$141	$412
Swap fees payable included in accrued interest	$36	$—
Deferred offering costs amortized through equity in the period	$—	$218
Settlement of outstanding notes receivable with property acquisitions	$487	$—
Net Investment In Lease	$—	$210
Right of Use Asset	$128	$104
Lease Liability	$128	$104

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of September 30, 2020

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of September 30, 2020, the Company owned a portfolio of approximately 156,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2020, the Company owned a 93.9% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of September 30, 2020, the TRS performed these custom farming operations on 3,676 acres of farmland owned by the Company located in California, Michigan, South Carolina, and Florida.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended September 30, 2020 and 2019 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation. Such reclassification had no effect on net income or loss.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 is unaudited.  The accompanying financial statements for the three and nine months ended September 30, 2020 and 2019 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019, included in the

Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2020. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of actual operating results for the entire year ending December 31, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company had $1.3 million and $1.3 million in tenant relationship intangibles, respectively, gross of accumulated amortization of $1.3 million and $1.2 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and have been amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and nine months ended September 30, 2020, the company incurred an immaterial amount of costs related to acquisition and due diligence during the periods.

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations to manage its debt maturities. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs. Management’s first course of action is to work with its lenders to refinance debt which is coming due on terms acceptable to the Company.

In the event the Company is unsuccessful in refinancing its debt on terms acceptable to the Company, management would look to liquidate certain assets to fund its liquidity shortfall.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. As of September 30, 2020 and December 31, 2019, the Company had an allowance of $0.3 million and $0.1 million, respectively.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop was $1.3 million and $2.6 million, and $0.6 million and $0.8 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of September 30, 2020 and December 31, 2019, inventory consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Harvested crop	$391	$171
Growing crop	1,114	1,379
General inventory	—	—
	$1,505	$1,550

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

The Company terminated its old interest rate swap at the end of March 2020 and entered into a new interest rate swap agreement to manage interest rate risk exposure, effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the currently outstanding amount to Rabobank, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

As of September 30, 2020, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

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

The first practical expedient allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (i) the contract referenced an IBOR rate that is expected to be discontinued; (ii) the modified terms directly replace or have the potential to replace the IBOR rate that is expected to be discontinued; and (iii) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous hedging relationship accounting determination.

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

Most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of September 30, 2020 have terms ranging from one to 40 years. Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2020 and December 31, 2019, the Company had $0.0 million and $0.1 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three and nine months ended September 30, 2020 and 2019:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Leases in effect at the beginning of the year	$7,789	$8,729	$25,468	$27,610
Leases entered into during the year	912	382	2,448	870
	$8,701	$9,111	$27,916	$28,480

Future minimum lease payments from tenants under all non-cancelable leases in place as of September 30, 2020, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2020 and each of the next four years and thereafter as of September 30, 2020 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2020 (remaining three months)	$7,272
2021	21,541
2022	11,662
2023	5,231
2024	2,494
Thereafter	25,239
$73,439

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.7 million and $1.4 million, and $(0.1) million and $0.8 million were recognized for the three and nine months ended September 30, 2020 and 2019, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2020, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Historically, and in the future, if a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2020 and 2019 and the percentage of rental income recorded by the Company for the three and nine months ended September 30, 2020 and 2019 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm (2)	2020	2019	2020	2019	2020	2019
Corn Belt	27.8%	27.7%	37.3%	35.3%	34.8%	35.1%
Delta and South	17.9%	17.6%	11.8%	11.8%	11.0%	11.5%
High Plains	19.0%	19.8%	7.4%	6.2%	7.2%	8.2%
Southeast	27.9%	27.6%	26.2%	26.3%	25.1%	25.6%
West Coast	7.4%	7.3%	17.3%	20.4%	21.9%	19.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1)	Due to regional disparities in the use of leases with crop share components and seasonal variations in the recognition of crop share revenue, regional comparisons by rental income are not fully representative of each region’s income producing capacity until a full year is taken into account.
(2)	Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The Company paid costs of $0.03 million and $0.08 million, and $0.01 and $0.04 million, during the three and nine months ended September 30, 2020 and 2019, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

The Company completed two acquisitions, consisting of four properties, in the Corn Belt region during the nine months ended September 30, 2020. Aggregate consideration for these acquisitions totaled $1.4 million and was comprised of $0.9 million in cash, and $0.5 million reduction in notes receivable and related interest to the seller through the acquisition of collateralized property. No intangible assets were acquired through these acquisitions.

The Company did not complete any acquisitions during the three months ended September 30, 2020.

The Company did not complete any acquisitions during the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company completed four dispositions consisting of eight properties, in the Corn Belt and High Plains regions for aggregate consideration of $13.4 million and an aggregate gain on sale of $2.2 million.

During the three months ended September 30, 2020, the Company completed one disposition consisting of four properties in the Corn Belt region. The Company received aggregate consideration for this disposition totaling $5.2 million and recognized a gain on sale of $1.3 million.

During the nine months ended September 30, 2019, the Company completed four dispositions, consisting of seven properties, in the Corn Belt, Delta and South, and Southeast regions for aggregate proceeds of $35.3 million and recognized an aggregate gain on sale of $7.9 million.

During the three months ended September 30, 2019, the Company completed one disposition in the Delta and South region. The Company received aggregate proceeds totaling $1.1 million and recorded a gain on sale of $0.4 million.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimate of expected credit losses on its notes receivable principal balance is $0.0 million as of September 30, 2020 and December 31, 2019. The Company recorded $0.00 million and $0.30 million of credit loss expense related to interest receivables during the three and nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	September 30, 2020	December 31, 2019	Date
Mortgage Note (1)	Principal & interest due at maturity	$-	$1,804	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	228	234	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,145	2,145	3/16/2022
Mortgage Note (3)	Principal & interest due at maturity	-	62	3/1/2020
Line of Credit	Principal & interest due at maturity	-	369	3/1/2020
Total outstanding principal		2,373	4,614
Interest receivable (net prepaid interest)		332	565
Provision for interest receivable		(293)	(412)
Total notes and interest receivable		$2,412	$4,767
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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of September 30, 2020 and December 31, 2019, the fair value of the notes receivable was $2.4 million and $4.6 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of September 30, 2020 and December 31, 2019, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			September 30,	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	Interest Rate Terms	2020	2020	2019	Date	2020
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$13,827	April 2025	$21,441
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570
Farmer Mac Bond #8A (1)	Semi-annual interest only	3.20%	3.20%	41,700	41,700	October 2020	81,636
Farmer Mac Bond #9 (1)	Semi-annual interest only	3.35%	3.35%	6,600	6,600	October 2020	7,952
MetLife Term Loan #1 (2)	Semi-annual interest only	3.30% adjusted every three years	3.30%	85,277	87,942	March 2026	191,049
MetLife Term Loan #2	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,000	16,000	March 2026	32,261
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	21,000	21,000	March 2026	27,816
MetLife Term Loan #4 (2)	Semi-annual interest only	3.30% adjusted every three years	3.30%	15,685	15,685	June 2026	31,266
MetLife Term Loan #5	Semi-annual interest only	3.50% adjusted every three years	3.50%	8,379	8,379	January 2027	14,281
MetLife Term Loan #6	Semi-annual interest only	3.45% adjusted every three years	3.45%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.20% adjusted every three years	3.20%	17,153	17,153	June 2027	39,425
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	21,000	May 2028	41,283
Farm Credit of Central Florida (1)	(3)	LIBOR + 2.6875% adjusted monthly	2.94%	4,762	4,890	September 2023	15,397
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	1.86%	64,158	64,358	March 2028	135,305
Rutledge Note Payable #1	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.64%	17,000	17,000	January 2022	29,846
Rutledge Note Payable #2	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.64%	25,000	25,000	January 2022	40,234
Rutledge Note Payable #3	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.64%	25,000	25,000	January 2022	48,220
Rutledge Note Payable #4	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.64%	15,000	15,000	January 2022	29,226
Rutledge Note Payable #5	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.64%	30,000	30,000	January 2022	84,406
Total outstanding principal				509,859	512,852		$1,057,743
Debt issuance costs				(1,427)	(1,449)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$508,432	$511,403
(1)	On October 29, 2020, the Company entered into a $54.4 million term loan with MetLife, the proceeds of which were used to refinance this indebtedness. See Note 11—Subsequent Events.
(2)	During the year ended December 31, 2017, the Company converted the interest rate on Metlife Term Loans 1 and 4 from variable to fixed rates for a term of three years. Once the term expires, the new rate will be determined based on the loan agreements.
(3)	Loan is an amortizing loan with quarterly interest payments that commenced on January 1, 2017 and quarterly principal payments that commence on October 1, 2018, with all remaining principal and outstanding interest due at maturity.

Farmer Mac Facility

As of September 30, 2020 and December 31, 2019, the Operating Partnership had approximately $73.3 million and approximately $73.3 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at September 30, 2020.

MetLife Term Loans

As of September 30, 2020 and December 31, 2019, the Company and the Operating Partnership had $255.7 million and $258.3 million outstanding, respectively (the “Metlife loans”), under the loan agreements between certain of the Operating Parnterhip’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

In connection with each of the MetLife loan agreements, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agree to undonditionally guanratee the obligations under the Metlife loan agreements (the “MetLife guarantees”). The MetLife guarantees contain a number of customary affirmative and negative covenants.

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of September 30, 2020.

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

As described under Note 11—Subsequent Events, on October 29, 2020, the Company, the Operating Partnership and certain of their subsidiaries entered into a new $54.4 million term loan with MetLife.

Farm Credit of Central Florida Mortgage Note

As of September 30, 2020 and December 31, 2019, approximately $5.1 million had been drawn down under this facility. Proceeds from the Farm Credit Mortgage Note are to be used for the acquisition and development of additional properties.

The Farm Credit Mortgage Note contains a number of customary affirmative and negative covenants, as well as a covenant requiring the Company to maintain a debt service coverage ratio of 1.25 to 1.00 beginning on December 31, 2019. The Company was in compliance with all applicable covenants at September 30, 2020.

Rutledge Credit Facilities

As of September 30, 2020 and December 31, 2019, the Company and the Operating Partnership had $112.0 million outstanding under the Rutledge facility. As of September 30, 2020, $0 remains available under this facility and the Company was in compliance with all covenants under the Rutledge loan agreements.

Rabobank Mortgage Note

As of September 30, 2020 and December 31, 2019, the Company and the Operating Partnership had $64.2 million and $64.4 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of September 30, 2020.

LIBOR

LIBOR is expected to be discontinued after 2021. As of September 30, 2020, the Company had $180.9 million of variable- rate debt outstanding with interest rates tied to LIBOR and maturity dates beyond 2021. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.2 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively.

Aggregate Maturities

As of September 30, 2020, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2020 (remaining three months)	$48,369
2021	274
2022	112,274
2023	4,144
2024	2,100
Thereafter	342,698
$509,859

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2020 and December 31, 2019, the fair value of the mortgage notes payable was $538.2 million and $518.9 million, respectively.

Note 8—Commitments and Contingencies

In April 2015, the Company entered into a lease agreement for office space which the Company extended in March 2020 through July 31, 2021. The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, $10,534 in June 2018, $10,701 in June 2019 and $12,373 in August 2020. Beginning in 2019, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised are excluded. Our total lease cost for the three and nine months ended September 30, 2020 and 2019 was $0.02 million and $0.09 million, respectively. As of September 30, 2020, the lease has a remaining term of 11 months and a discount rate of 3.35%. Minimum annual rental payments under these     operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2020 (remaining three months)	$37
2021	99
2022	—
2023	—
2024	—
Thereafter	—
$136

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

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint makes similar claims to those in the Turner and Winter Actions. The parties to the Luger Action stipulated to a stay of the case pending further proceedings in the Turner Action and filed a joint motion to stay on February 7, 2020. On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”).  The Hustedde Action complaint makes similar claims to those in the Turner, Winter, Luger, and Barber Actions. On June 26, 2020, the parties reached an agreement to lift the stay in the Luger Action. On September 14, 2020, plaintiffs in the Luger and Hustedde Actions moved to consolidate the two Actions.  On September 23, 2020, the Court consolidated the Luger and Hustedde action under the caption In re Farmland Partners Inc. Stockholder Litigation (the “Stockholder Litigation”).  The plaintiffs in the Stockholder Litigation filed a consolidated amended complaint on October 30, 2020. The Company intends to move to dismiss the Stockholder litigation. The Company’s motion to dismiss is due on December 15, 2020.

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

The Company believes that a substantial portion of the costs associated with the Turner, Winter, Barber, and Hustedde Actions in excess of $0.35 million will be covered by insurance; however, the Company can provide no assurances that costs will not ultimately be in excess of that amount

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym for Quinton Mathews, the individual behind Rota Fortunae) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted by Quinton Mathews on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s, including Quinton Mathews’s, internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune, including Quinton Mathews, disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit we filed against Wheel of Fortune. On May 15, 2020, United States District Court for the District of Colorado to which this case was removed issued orders (i) denying Rota Fortunae’s motion to dismiss our claims; and (ii) requiring him to disclose his identity.  On July 28, 2020, the Court granted our motion to amend the complaint to add Rota Fortunae’s name as well as the following co-conspirators: QKM, L.L.C., Sabrepoint Capital Management, LP, Donald Marchiony and George Baxter. The case is currently in the discovery phase.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership. As of September 30, 2020 and December 31, 2019, the Company owned 93.9% and 94.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 6.1% and 6.0% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company issued zero and 2,678,187, respectively, of shares of common stock upon redemption of zero and 2,678,187, respectively, Common units that had been tendered for redemption. There were 1.9 million and 1.9 million outstanding Common units eligible to be tendered for redemption as of September 30, 2020 and December 31, 2019, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the nine months ended September 30, 2020 and 2019.  During the nine months ended September 30, 2020, the Company decreased the non-controlling interest in the Operating Partnership and increased additional paid in capital by $0.4 million. During the nine months ended September 30, 2019, the Company increased the non-controlling interest in the Operating Partnership and decreased additional paid in capital by $0.2 million.

Redeemable Non-controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. Dividends on Series A preferred units have been recorded through retained earnings in 2017 as opposed to additional paid in capital in 2016 due to the Company generating retained earnings during 2017. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution.  Total liquidation value of such preferred units as of September 30 2020 and December 31, 2019 was $119.6 million and $120.5 million, respectively, including accrued distributions.

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

On or after February 10, 2021, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the nine months ended September 2020 and 2019:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2018	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2019	117	$119,633

Balance at December 31, 2019	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2020	117	$119,633

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of September 30, 2020 and December 31, 2019 was $139.8 million and $142.9 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the nine months ended September, 2020 and the year ended December 31, 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/Common unit
2020	August 4, 2020	October 1, 2020	October 15, 2020	$0.0500
	May 6, 2020	July 1, 2020	July 15, 2020	$0.0500
	March 11, 2020	April 1, 2020	April 15, 2020	$0.0500
				$0.1500

2019	November 11, 2019	January 1, 2020	January 15, 2020	$0.0500
	August 6, 2019	October 1, 2019	October 15, 2019	$0.0500
	May 8, 2019	July 1, 2019	July 15, 2019	$0.0500
	February 7, 2019	April 1, 2019	April 15, 2019	$0.0500
				$0.2000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the

Company has accrued $2.6 million in distributions payable as of September 30, 2020. The distributions are payable annually in arrears on January 15 of each year.

In connection with the Series B Participating Preferred Stock, the Company paid $2.2 million in distributions on September 25, 2020 to stockholders of record as of September 16, 2020. As long as shares of Series B Participating Preferred Stock are outstanding, distributions on such shares are payable on the last day of March, June, September and December of each year to stockholders of record on the 15th day of such months.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Share Repurchase Program

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. In November 2017, the board of directors approved repurchases of the Company’s Series B Participating Preferred Stock from time to time under the share repurchase program. Subsequently on August 1, 2018, the board of directors increased the authority under the share repurchase program by an aggregate of $30 million. On November 7, 2019, the board of directors increased the authority under the program by an additional $50 million. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock or Series B Preferred Stock and it may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet. During the nine months ended September 30, 2020, the Company repurchased 1,004,167 shares of its common stock for $6.6 million at an average price of $6.54 per share and 140,189 shares of its Series B preferred stock for $3.1 million at an average price of $22.08 per share. As of September 30, 2020, the Company had approximately $41.4 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.3 million shares. As of September 30, 2020, there were 0.2 million of shares available for future grants under the Plan.

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

A summary of the nonvested shares as of September 30, 2020 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2019	345	$7.42
Granted	139	6.23
Vested	(167)	8.20
Forfeited	—	—
Unvested at September 30, 2020	317	$6.46

For the three and nine months ended September 30, 2020 and 2019, the Company recognized $0.3 million and $0.8 million and $0.5 million and $1.3 million, respectively, of stock-based compensation expense related to restricted stock awards. As of September 30, 2020 and December 31, 2019, there were $1.5 million and $1.4 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over weighted-average periods of 1.8 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2019, resulting in no change in fair value for the nine months ended September 30, 2020.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$527	$(1,364)	$1,083	$4,695
Less: Nonforfeitable distributions allocated to unvested restricted shares	(16)	(18)	(48)	(60)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,064)	(3,117)	(9,269)	(9,368)
Net loss attributable to common stockholders	$(2,553)	$(4,499)	$(8,234)	$(4,733)

Denominator:
Weighted-average number of common shares - basic	29,206	29,497	29,392	30,319
Conversion of preferred units(1)	—	—	—	—
Unvested restricted shares(1)	—	—	—	—
Redeemable non-controlling interest(1)	—	—	—	—
Weighted-average number of common shares - diluted	29,206	29,497	29,392	30,319

Loss per share attributable to common stockholders - basic	$(0.09)	$(0.15)	$(0.28)	$(0.16)
(1)	Anti-dilutive for the three and nine months ended September 30, 2020 and 2019

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 1.9 million and 1.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2020 and 2019, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the nine months ended September 30, 2020 and 2019, diluted weighted average common shares do not include the impact of 0.3 million and 0.4 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020	December 31, 2019
Shares	29,086	29,607
Common Units	1,904	1,904
Unvested Restricted Stock Awards	318	345
	31,308	31,856

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage intrest rate risk exposure, which is effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the currently outstanding amount to Rabobank, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization. Amortization for the three and nine months ended September 30, 2020 are $0.3 million and $0.5 million. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid over the next six years. The amount of frozen Accumulated Other Comprehensive Income on the de-designated old swap is being amortized out of Other Comprehensive Income through the original termination date (March 1, 2023).

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessement of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. If the qualitative assessment indicates that the hedge relationship is not highly effective, the Company performs a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of September 30, 2020.

As of September 30, 2020, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$3,182

The effect of derivative instruments on the consolidated statements of operations for the periods ended September 30, 2020 and 2019 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The amount of loss recognized in net income for the three and nine months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, and $0.3 and $0.1 million, respectively. The net change associated with current period hedging transactions was $0.2 million and ($1.7) million, and ($0.1) million and ($1.0) million for the three and nine months ended September 30, 2020 and 2019, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.3 million and $0.5 million for the three and nine months ended September 30, 2020.

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

The following table outlines the movements in the other comprehensive income account as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Beginning accumulated derivative instrument gain or loss	$(1,644)	$(865)
Net change associated with current period hedging transactions	(1,756)	(779)
Frozen AOCI on de-designated hedge	547	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(2,853)	$(1,644)

Note 11—Subsequent Events

Dividends

On November 3, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on December 31, 2020 to stockholders of record as of December 15, 2020.

On November 3, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on January 15, 2021 to stockholders and unitholders of record as of January 1, 2021.

On November 3, 2020, the Company’s Board of Directors declared an annual dividend of $30.00 per Series A preferred unit payable on January 15, 2021 to holders of record on January 1, 2021. The Company accrues for the dividends on the Series A preferred units throughout the year. However, dividends on the Series A preferred units are paid annually.

Common Unit Redemption

On October 6, 2020, the Company issued 265,000 shares of common stock in exchange for 265,000 Common units that had been tendered for redemption. See “Note 9—Stockholders’ Equity and Non-Controlling Interests—Non-Controlling Interests in Operating Partnership”.

Real Estate Disposition

On October 7, 2020, the Company completed one farm disposition in the Delta and South region, consisting of aggregate consideration of $4.0 million and a recorded gain on sale of $0.5 million.

Debt

On October 29, 2020, certain wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement with MetLife, which provides for a term loan of $54.4 million (“Term Loan 10”). The proceeds of Term Loan 10 will be used to repay certain existing debt with near-term maturities. Term Loan 10 matures on October 22, 2030 and is secured by first and senior lien mortgages on certain of the Company’s properties.

Interest on Term Loan 10 is payable in cash semi-annually and accrues at an initial rate of 3.00% per annum, which may be adjusted by MetLife on each of October 1, 2023, October 1, 2026 and October 1, 2029 to an interest rate agreed upon between the borrower subsidiariess and MetLife. If no such agreement exists on the third business day prior to the scheduled adjustment, the interest rate will then be adjusted to a rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 10.

Subject to certain conditions, up to 50% of the original principal amount of Term Loan 10 may be prepaid without premium or penalty in any calendar year. Additionally, the entire unpaid principal balance of Term Loan 10 may be prepaid without premium or penalty during the 75 day period following a rate adjustment or during the 30 day period preceding October 22, 2030. Any other prepayments under Term Loan 10 generally are subject to a minimum prepayment premium of 1.00%.

The Term Loan 10 loan agreement includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrower subsidiaries, the Company and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under Term Loan 10 and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that collateralize Term Loan 10.

In connection with Term Loan 10, on October 29, 2020, the Company and the Operating Partnership each entered into a separate guarantee whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee all of the borrower subsidiaries’ obligations under the Term Loan 10 loan agreement.

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

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the impact of the COVID-19 pandemic and efforts to reduce its spread on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 155,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2020, we owned 93.9% of the Common units and none of the Series A preferred units nor the Series B Participating Preferred Stock. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of September 30, 2020:

Region (1)	Total Acres
Corn Belt	43,322
Delta and South	27,871
High Plains	29,566
Southeast	43,499
West Coast	11,586
155,844

(1)	Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

When we are able to access sufficient additional capital, we intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS provides volume purchasing services to our tenants, operates a small-scale custom farming business, and occasionally provides our tenants with small operating loans. As of September 30, 2020, the TRS performs these custom farming operations on 3,676 acres of farmland located in Florida, Michigan, South Carolina, and California.

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

Impact of COVID-19 on Our Business

As the effects of the coronavirus (“COVID-19”) pandemic continue to develop, we are unable to quantify what the ultimate impact of the virus on our business will be. So far, the pandemic has significantly affected only certain sectors of the U.S. agricultural industry to which we have limited or no direct exposure, such as fresh food production marketed to the hospitality industry, and meat packing. In particular, we have experienced a decrease in demand – and therefore price – for lemons and blueberries, two crops to which we have limited direct operating exposure. We expect slower-moving ripples to potentially affect the sectors of the agricultural industry in which we are invested. Lower gasoline demand has affected demand for ethanol and therefore corn, limiting the upside of a recent tightening of supply.

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

Despite short and medium-term disruptions in the U.S. agricultural industry, we do not expect global demand for food, feed, fuel and fiber to be materially affected by COVID-19 and the related economic turmoil, and therefore in the long term we expect the industry to experience some degree of transformation, but to survive relatively unscathed compared to other industries. As owners of essential long-term assets in an essential industry, we also expect our business to perform relatively well, although the demand and pricing disruption in selected specialty crops that we have seen so far might not be the only negative impact of the pandemic on our business. We expect certain farmers’ profitability to be impacted, however a combination of the high quality of our tenant base and financial support measures implemented by the U.S. federal government should prevent a material degradation in our tenants’ creditworthiness.

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

The direct impact of COVID-19 on our operations has been so far limited. Even though we operate in an essential industry and therefore we are largely exempted from stay-at-home orders, we have prioritized the health and well-being of our employees. We asked our office staff to work from home whenever possible even before the City and County of Denver and the State of Colorado implemented stay-at-home orders. Our technology infrastructure was already well suited to remote working conditions, and the layout of our offices allowed us to substantially observe social distancing guidelines when staff need to be present in the office. We asked our field personnel to limit travel to only those trips required to monitor and maintain the farms we already own, and to substantially lessen direct contact with our tenants and suppliers. As a result of these worker health measures, we have experienced a perceptible degradation in operating efficiency, but not to such an extent as to materially affect our financial results or internal controls. As of the beginning of the fourth quarter of 2020, both in-person office attendance and frequency of travel have increased as compared to the beginning of the pandemic, but remain below pre-pandemic levels. We do not expect that the pandemic’s increased activity in the fall season will have a material impact on our business and operations, even if it were to result in renewed widespread impact on overall economic activity.

Our interactions with critical third parties have been affected, but so far we have been able to mitigate any material impact on our business. A refinancing of $48.3 million of debt with Farmer Mac originally due in June and July of this year was delayed as a result of travel restrictions implemented to contain the spread of the pandemic. We were able to secure from Farmer Mac an extension of the due date of the expiring debt to October 31, 2020, and complete the refinancing prior to the deadline.

The global capital markets have experienced significant turmoil since the beginning of the pandemic. However, we don’t have any need to issue equity capital, or immediate plans to do so in a public offering. During the 2008 financial crisis, the availability and pricing of agricultural debt remained largely unaffected, reflecting the stability of farmland values and food demand. We believe that, other than the short-term logistical disruptions due to travel restrictions discussed above, our access to debt financing in the ordinary course of business will remain largely unaffected.

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

In our primary crop farmland, we continue to see flat to modestly higher rent rates in connection with 2020 lease renewals. This is consistent with, on the one hand, headwinds in primary crop markets and, on the other, tenant demand for leasing high quality farmland. Due to the short-term nature of most of our primary crop leases, we believe that a recovery of crop prices and farm profitability would be reflected relatively rapidly in our revenues via increases in rent rates. Across specialty crops, operator profitability is under some pressure. Participating lease structures are common in many specialty crops and base lease rates are consistent with or somewhat lower than 2019.

Lease Expirations

Farm leases are generally short-term in nature. As of September 30, 2020, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Rents	% of Annual Cash Rents
2020 (remaining three months)	44,778	28.8%	$10,776	19.6%
2021	42,755	27.5%	9,341	17.0%
2022	29,217	18.8%	6,277	11.4%
2023	16,633	10.7%	2,678	4.9%
2024	10,319	6.7%	736	1.3%
2025 and beyond	11,613	7.5%	25,239	45.9%
	155,315	100.0%	$55,047	100.0%

As of September 30, 2020, we had approximately 48,000 acres for which lease payments are at least partially based on a percentage of farming revenues and 3,676 acres that are leased to our TRS. Acres leased to our TRS are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

The leases for the majority of the properties in our portfolio provide that tenants must pay us at least 50% of the annual rent in advance of each spring planting season.  As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year.  We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by usually requiring that our tenants maintain crop insurance and by our claim on a portion of the related proceeds, if any, as well as by our security interest in the growing crop. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Some of our leases provide for a reimbursement of the property taxes we pay.

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

International Trade

Following the trade tensions between China and the U.S. that started developing in 2018, the two countries reached a "Phase 1" trade deal in late 2019. At this point, we believe that China and the U.S. will endeavor to largely comply with the Phase 1 trade deal, leading to increased purchases by China of many U.S. agricultural exports. However, the logistical disruptions introduced by the COVID-19 pandemic make it unlikely that China will be able to meet its Phase 1 commitments, even if there were the economic need and political will to do so.

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

Potential Business Development Opportunities

The Company is in negotiations with third parties about creating an Opportunity Zone Fund focused on farmland and related assets. If negotiations are successful, the Company might sell certain properties to the fund, and serve in an advisory and property management capacity. The Company can provide no assurances as to whether the negotiations will be successful, the size of asset sales (if any), and the impact of the transaction of the Company's financial performance.

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

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

	For the three months ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
OPERATING REVENUES:
Rental income	$8,701	$9,111	$(410)	(4.5)%
Tenant reimbursements	911	458	453	98.9%
Crop sales	748	(145)	893	NM
Other revenue	244	424	(180)	(42.5)%
Total operating revenues	10,604	9,848	756	7.7%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,979	2,087	(108)	(5.2)%
Property operating expenses	1,961	2,050	(89)	(4.3)%
Cost of goods sold	1,332	619	713	115.2%
Acquisition and due diligence costs	—	—	—	NM
General and administrative expenses	1,395	1,444	(49)	(3.4)%
Legal and accounting	287	421	(134)	(31.8)%
Other operating expenses	1	1	—	—%
Total operating expenses	6,955	6,622	333	5.0%
OPERATING INCOME	3,649	3,226	423	13.1%

OTHER (INCOME) EXPENSE:
Other income	25	(147)	172	(117.0)%
(Gain) loss on disposition of assets	(1,348)	18	(1,366)	NM
Interest expense	4,411	4,818	(407)	(8.4)%
Total other expense	3,088	4,689	(1,601)	(34.1)%

Net income before income tax expense	561	(1,463)	2,024	NM

Income tax expense	—	—	—	NM

NET INCOME	$561	$(1,463)	$2,024	(138.3)%

NM=Not Meaningful

Our rental income for the three months ended September 30, 2020 was impacted partially by one disposition consisting of four farms during the three months ended September 30, 2020. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the three months ended September 30, 2020 includes approximately 147,900 acres, representing 95% of our current portfolio on an acreage basis. Additionally, upon renewal in 2020, a number of leases transitioned to higher percentages of variable rents relative to fixed rents, which variable rents have yet to be received.

On a same-property basis, total rental income decreased $0.05 million, or 0.5%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income decreased $0.4 million, or 4.5%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, resulting from asset dispositions and the timing of crop share revenue recognition in connection with certain permanent crops.

Revenues recognized from tenant reimbursement of property taxes increased $0.5 million, or 98.9%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase is the result of higher tenant reimbursement revenues on properties in the state of California.

Crop sales totaled $0.7 million during the three months ended September 30, 2020 as compared to $(0.1) million in the comparative three-month period ended September 30, 2019. The increase in crop sales is due to timing and the reversal of some crop sales revenue during the three months ended September 30, 2019.

Other revenues totaled $0.2 million during the three months ended September 30, 2020 as compared to $0.4 million in the comparative three-month period ended September 30, 2019. The decrease primarily relates to a reduction of interest income on loans due to the settlement of principal balances on several notes receivable.

Depreciation, depletion and amortization expense decreased $0.1 million, or 5.2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as a result of asset dispositions and the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating expenses decreased $0.1 million, or 4.3%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease is largely due to slightly lower property tax expense between comparative periods.

General and administrative expenses remained comparable for the three months ended September 30, 2020 and September 30, 2019.

Cost of goods sold increased $0.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This was largely due to the timing of citrus sales year over year.

Legal and accounting expenses decreased $0.1 million, or 31.8%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, which was primarily the result of lower legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties, including Quinton Mathews, under the pseudonym Rota Fortunae, as discussed above under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation,” and his co-conspirators. The Company is pursuing litigation against Quinton Mathews and his co-conspirators (collectively “Wheel of Fortune”), and is defending stockholder class action lawsuits that are related to the claims made by Wheel of Fortune. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance, but the Company can provide no assurances that costs will not ultimately be in excess of the amount that will be covered by insurance. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Wheel of Fortune.

Other operating expenses were $0.0 million for the three months ended September 30, 2020 and September 30, 2019.

Other income decreased $0.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, resulting primarily from losses in commodity futures.

Gain on disposition of assets increased $1.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due primarly to the gain on sale of properties during Q3 2020 as opposed to a smaller disposition occurring in Q3 2019.

Interest expense decreased $0.4 million, or 8.4%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease is the result of a decrease in interest rates on floating rate debt and the lower outstanding balance of debt.

Results of Operations

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

	For the Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
OPERATING REVENUES:
Rental income	$27,916	$28,480	$(564)	(2.0)%
Tenant reimbursements	2,655	1,392	1,263	90.7%
Crop sales	1,445	788	657	83.4%
Other revenue	755	1,024	(269)	(26.3)%
Total operating revenues	32,771	31,684	1,087	3.4%

OPERATING EXPENSES
Depreciation, depletion and amortization	5,982	6,294	(312)	(5.0)%
Property operating expenses	5,640	6,171	(531)	(8.6)%
Cost of goods sold	2,643	842	1,801	NM
Acquisition and due diligence costs	11	1	10	NM
General and administrative expenses	4,248	4,237	11	0.3%
Legal and accounting	1,617	2,437	(820)	(33.6)%
Other operating expenses	2	1	1	NM %
Total operating expenses	20,143	19,983	160	0.8%
OPERATING INCOME	12,628	11,701	927	7.9%

OTHER EXPENSE:
Other income	113	(283)	396	NM
(Gain) loss on disposition of assets	(2,179)	(7,891)	5,712	(72.4)
Interest expense	13,541	14,805	(1,264)	(8.5)%
Total other expense	11,475	6,631	4,844	NM

Net income (loss) before income tax expense	1,153	5,070	(3,917)	(77.3)%

Income tax expense	—	—	—	NM

NET INCOME	$1,153	$5,070	$(3,917)	(77.3)%

NM=Not Meaningful

Our rental income for the nine months ended September 30, 2020 was impacted partially by the disposition consisting of four farms during the three months ended September 30, 2020. This decrease was partially offset by a higher volume of crop share revenue received in Q1 2020 as compared to Q1 2019. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the nine months ended September 30, 2020 includes approximately 147,900 acres, representing 95% of our current portfolio on an acreage basis. Additionally, upon renewal in 2020, a number of leases transitioned to higher percentages of variable rents relative to fixed rents, which variable rents have yet to be received.

On a same-property basis, total rental income decreased $0.3 million, or 1.1%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income decreased $0.6 million, or 2.0%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, resulting from asset dispositions and the timing of crop share revenue recognition in connection with certain permanent crops.

Revenues recognized from tenant reimbursement of property taxes increased $1.3 million, or 90.7%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase is the result of higher tenant reimbursement revenues on properties in the state of California.

Crop sales increased $0.7 million, or 83.4%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to timing of crop sales revenue recognition throughout the year.

Other revenues totaled $0.8 million during the nine months ended September 30, 2020 as compared to $1.0 million in the comparative nine month period ended September 30, 2019. The decrease primarily relates to a reduction of interest income on loans due to the settlement of principal balances on several notes receivable.

Depreciation, depletion and amortization expense decreased $0.3 million, or 5.0%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of asset dispositions and the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating expenses decreased $0.5 million, or 8.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease is largely due to higher general property operating expenses and bad debt expense in 2019 compared to 2020, partially offset by higher repairs expense in 2020.

General and administrative expenses remained comparable for the nine months ended September 30, 2020 and September 30, 2019.

Cost of goods sold increased $1.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was largely due to the timing of citrus sales year over year.

Legal and accounting expenses decreased $0.8 million, or 33.6%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, which was primarily the result of lower legal fees incurred during 2020 in relation to a “short and distort” attack against the Company conducted by anonymous parties, including Quinton Mathews, under the pseudonym Rota Fortunae, as discussed above under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation.” The Company is pursuing litigation against Quinton Mathews’s co-conspirators, and is defending stockholder class action lawsuits that are related to the claims made by Wheel of Fortune. The Company believes that a substantial portion of the costs associated with the stockholder class action litigation will be covered by insurance, but the Company can provide no assurances that costs will not ultimately be in excess of the amount that will be covered by insurance. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Wheel of Fortune.

Other operating expenses were $0.0 million for the nine months ended September 30, 2020 and September 30, 2019.

Other income decreased $0.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, resulting primarily from losses in commodity futures.

Gain on disposition of assets decreased $5.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due primarly to the gain on sale of properties during 2019 as opposed to smaller dispositions occurring in 2020. Additionally, during the nine months ended September 30, 2020, the Company recorded disposals of storm-damaged pivots.

Interest expense decreased $1.3 million, or 8.5%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease is the result of a decrease in interest rates on floating rate debt and the lower outstanding balance of debt.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and unitholders and other general business needs.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland, to pay legal fees in relation to the stockholder class action litigation and the Rota Fortunae litigation in excess of the Company’s insurance coverage, improve farms in our portfolio, make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock and make distributions necessary to qualify for taxation as a REIT and fund our operations. Our sources of funds primarily will be cash on hand, operating cash flows, proceeds from asset disposals and borrowings from prospective lenders.

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

On April 30, 2020, the Company entered into amendments to bonds 8A and 9 with Farmer Mac to extend the maturities of such bonds, under which there was a total of $48.3 million outstanding as of September 30, 2020, from June and July 2020 to October 31, 2020. On October 29, 2020, the Company entered into a $54.4 million term loan with MetLife to refinance the maturing Farmer Mac indebtedness as well as a loan with Farm Credit of Central Florida.

During the nine months ended September 30, 2020, we used $6.6 million to repurchase an aggregate of 1,004,167 shares of common stock and $3.1 million to repurchase an aggregate of 140,189 shares of Series B Participating preferred stock. We currently have authority to repurchase up to an aggregate of $41.4 million in additional shares of our common stock or shares of our Series B participating preferred Stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$10,161	$6,977
Net cash provided by investing activities	$12,271	$33,350
Net cash (used in) provided by financing activities	$(27,885)	$(48,655)

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

As of September 30, 2020, we had $7.1 million of cash compared to $8.6 million at September 30, 2019.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $3.2 million primarily as a result of the following:

●	Receipt of $26.4 million in cash rents for the nine months ended September 30, 2020 as compared to receiving $27.3 million in cash rents in the nine months ended September 30, 2019;
●	A decrease of $2.8 million in cash interest payments as compared to the nine months ended September 30, 2019;
●	Increase in accrued expenses of $1.1 million as compared to the nine months ended September 30, 2019; and
●	A decrease in deferred revenue of $0.1 million as compared to the nine months ended September 30, 2019.

Cash Flows from Investing Activities

Net cash provided by investing activities decreased $21.1 million primarily as a result of the following:

●	Property dispositions during the nine months ended September 30, 2020 for aggregate consideration of $13.4 million as opposed to completing property dispositions during the nine months ended September 30, 2019 for aggregate cash consideration of $34.1 million;
●	A decrease of $3.0 million in investments in real estate improvements as compared to the nine months ended September 30, 2019;
●	Property acquisition during the nine months ended September 30, 2020 for $0.9 million as compared to no property acquisitions during the nine months ended September 30, 2019;
●	A $4.2 million decrease in principal repayments on notes receivable received by the Company as compared to the nine months ended September 30, 2019; and
●	A $1.6 million decrease in notes receivable issued by the Company as compared to the nine months ended September 30, 2019.

Cash Flows from Financing Activities

Net cash used in financing activities decreased $20.8 million primarily as a result of the following:

●	Debt payments decreased $8.3 million as compared to the nine months ended September 30, 2019;
●	A decrease of $0.2 million in dividends paid on common stock as compared to the nine months ended September 30, 2019;
●	Common stock repurchases decreased $14.6 million as compared to the nine months ended September 30, 2019;
●	A decrease of $0.1 million in dividends paid on participating preferred shares as compared to the nine months ended September 30, 2019;

●	An increase of $0.1 million in debt issuance costs as compared to the nine months ended September 30, 2019 as the Company is currently refinancing debt; and
●	An increase of $2.2 million in participating preferred stock repurchased as compared to the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.0 million for the three and nine months ended September 30, 2020 and 2019, respectively. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve comparability of our results over each reporting period and of our Company with other real estate operators.

●	Stock based compensation. Stock based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves comparability of our results over each reporting period and of our Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Distributions on Series A preferred units, which are convertible into Common units on or after March 2, 2026, have a fixed and certain impact on our cash flow, and thus they are subtracted from FFO. We believe this improves comparability of our Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on Series B Participating Preferred Stock, which may be redeemed for cash or converted into shares of common stock on or after September 30, 2021, have a fixed and certain impact on our cash flow, and thus they are subtracted from FFO. We believe this improves comparability of our Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, redeemable Common units and unvested restricted stock outstanding at the end of the period on a share equivalent basis because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities; thus, they don’t share in the performance of the Company, and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2020	2019	2020	2019
Net income (loss)	$561	$(1,463)	$1,153	$5,070
(Gain) loss on disposition of assets	(1,348)	18	(2,179)	(7,891)
Depreciation, depletion and amortization	1,979	2,087	5,982	6,294
FFO	1,192	642	4,956	3,473

Stock based compensation	271	481	788	1,259
Deferred impact of interest rate swap terminations	191	—	329	—
Real estate related acquisition and due diligence costs	—	—	11	1
Distributions on Preferred units	(3,064)	(3,117)	(9,269)	(9,368)
AFFO	$(1,410)	$(1,994)	$(3,185)	$(4,635)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	31,428	32,015	31,613	33,287

Net loss per share available to common stockholders	$(0.09)	$(0.15)	$(0.28)	$(0.16)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.12	0.11	0.33	0.31
Depreciation and depletion	0.06	0.07	0.19	0.19
Stock based compensation	0.01	0.02	0.02	0.04
(Gain) loss on disposition of assets	(0.04)	—	(0.07)	(0.24)
Distributions on Preferred units	(0.10)	(0.10)	(0.29)	(0.28)
AFFO per diluted weighted average share	$(0.04)	$(0.06)	$(0.10)	$(0.14)

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Basic weighted average shares outstanding	29,206	29,497	29,391	30,319
Weighted average OP units on an as-if converted basis	1,904	2,134	1,904	2,587
Weighted average unvested restricted stock	318	384	318	381
AFFO weighted average common shares	31,428	32,015	31,613	33,287

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net Income (loss)	$561	$(1,463)	$1,153	$5,070
Interest expense	4,411	4,818	13,541	14,805
Income tax expense	—	—	—	—
Depreciation, depletion and amortization	1,979	2,087	5,982	6,294
(Gain) loss on disposition of assets	(1,348)	18	(2,179)	(7,891)
EBITDAre	$5,603	$5,460	$18,497	$18,278

Stock based compensation	271	481	788	1,259
Real estate related acquisition and due diligence costs	—	—	11	1
Adjusted EBITDAre	$5,874	$5,941	$19,296	$19,538

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

At September 30, 2020, $180.9 million, or 35.5%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.9 million per year. At September 30, 2020, 1 year LIBOR was approximately 15 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $1.1 million per year.

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

Remediation of the Material Weakness in Internal Control over Financial Reporting

During the nine months ended September 30, 2020, we implemented additional quarterly review controls over logical access, user administration and security changes for information technology systems that support the Company’s financial reporting process. Management believes the additional quarterly review controls that have been implemented will remediate the identified deficiencies.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of September 30, 2020, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of September 30, 2020, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended September 30, 2020 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. As of the date of this report, we had $41.4 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2020 - July 31, 2020	—	$—	—	$—	—	$44,722
August 1, 2020 - August 31, 2020	43	6.89	—	—	43	44,426
September 1, 2020 - September 30, 2020	467	6.58	—	—	467	41,357
Total	510	$6.62	—	$—	510	$41,357

From October 1, 2020, through the date of this report, the Company has repuchased no shares of common stock or Series B participating preferred stock.

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

Farmland Partners Inc.

Date: November 9, 2020	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)