Form 10-K
period 2020-12-31
Farmland Partners Inc.
filed 2021-03-19
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $202,732,210 based on the closing sales price of $6.85 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 15, 2021, the registrant had 30,727,371 shares of common stock (32,207,458 on a fully diluted basis, including 1,480,087 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant outstanding for an aggregate market value of $434,485,026 ($455,413,456 on a fully diluted basis) based on the closing sales price of $14.14 on the New York Stock Exchange on March 15, 2021.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2020.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the impact of the COVID-19 pandemic and efforts to reduce its spread on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These summary risks provide an overview of many of the risks we are exposed to in the normal course of our business and which are discussed more fully in “Item 1A. Risk Factors” herein. These risks include, but are not limited to, the following:

•	Our business is dependent in part upon the profitability of our tenants' farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

•	We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues, and restrict our ability to pay distributions to our stockholders.

•	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

•	We are currently subject to, and may in the future be subject to, litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

•	Approximately 70% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

•	Investments in farmland used for specialty crops, through participating rest structures, leave us with a heightened exposure to the risks associated with those crops, especially in terms of yield and price volatility, and limited diversification.

•	Our failure to continue to identify and consummate suitable acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which could materially and adversely affect our results of operations and cash available for distribution to our stockholders.

•	We do not intend to continuously monitor and evaluate tenant credit quality and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position.

•	Our short-term leases, albeit an industry standard, make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

•	We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional properties, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

•	Some state laws, including in certain states where we own property, prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

•	We may be required to permit the owners of certain third-party access rights on our properties to enter and occupy parts of the properties, including owners of mineral rights and power generation and transportation infrastructure, which could materially and adversely impact the rental value of our properties.

•	We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our operating partnership, which may impede business decisions that could benefit our stockholders.

•	Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which may delay, defer or prevent a transaction that our stockholders believe to be in their best interests.

•	Our Board of Directors may change our strategies, policies and procedures without stockholder approval.

•	Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

•	Failure to maintain qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

•	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier than we wish.

•	We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

PART I

Item 1. Business

Our Company

References to “we,” “our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

We are an internally managed public farmland real estate investment trust, with a portfolio spanning approximately 155,000 acres across 16 states as of December 31, 2020. Our company is currently diversified across more than 100 tenant farmers who grow more than 26 major commercial crops. As of the date of this Annual Report on Form 10-K, approximately 70% of our farmland portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and the remaining 30% is used to grow specialty crops, such as almonds, citrus, blueberries, vegetables and edible beans. We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and reflects the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. As of the first quarter of 2021 we are also engaged in farmland asset management on behalf of third parties.

All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report on Form 10-K, we own 95.4% of the Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and none of the Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) or shares of our 6.00% Series B Participating Preferred Stock (the “Series B Participating Preferred Stock”). Unlike holders of our common stock, holders of Common units, Series A preferred units, and Series B Participating Preferred Stock, generally do not have voting rights or the power to direct our affairs. See Note 9 to our consolidated financial statements for additional information regarding the Series A preferred units and our Series B Participating Preferred Stock.

In addition to farmland, we own improvements on our farms, such as irrigation, drainage and grain storage facilities. We also may acquire properties related to farming, such as stand-alone grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”), whereby we operate a small number of acres (approximately 3,676 acres during 2020) relying on custom farming contracts with local farm operators.

Some of our real estate is used for solar and wind energy production by operators with long term leases on our properties. Currently, fourteen of our farms have leases for renewable energy production, and seven of our farms have lease options for potential future solar or wind development.

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

Full Year 2020 and Recent Highlights

During 2020:

●	Operating revenues decreased 5.4% from 2019 for a total of $50.7 million as compared to 2019 operating revenues of $53.6 million;
●	Operating income decreased 15.2% from 2019 for a total of $22.3 million as compared to 2019 net operating income of $26.3 million;
●	Net income decreased 49.3% from 2019 for a total of $7.5 million as compared to 2019 net income of $14.9 million;
●	Adjusted Funds from Operations (“AFFO”) decreased 59.5% from 2019 for a total of $1.8 million as compared to 2019 AFFO of $4.4 million;
●	We completed three asset acquisitions for total gross consideration of $1.4 million;
●	We completed seven dispositions consisting of eleven farms for total gross consideration of $20.5 million resulting in an aggregate gain on sale of $3.2 million;
●	We repurchased approximately 1.0 million shares of our common stock at a weighted average price of $6.59 per share, or approximately $6.8 million in the aggregate; and
●	We repurchased approximately 140,000 shares of our Series B Participating Preferred Stock at a weighted average price of $22.08 per share, or approximately $3.1 million in the aggregate.

For a definition of AFFO and a reconciliation of net income to AFFO, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Investment Focus

We seek to invest in farmland that will give our stockholders exposure to a well-diversified portfolio of high-quality U.S. farmland, while offering an attractive risk-adjusted combination of stable rental income generation and value appreciation. Our principal investment focus is on farmland located in agricultural markets throughout North America; however, we may seek to acquire farmland outside of North America in the future. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, processing plants and distribution centers, as well as livestock farms or ranches. In addition, under the FPI Loan Program, we may provide loans to farm operators secured by farmland, properties related to farming, crops (growing or stored), and/or agricultural equipment. We may also invest in other agriculture related business, typically through our TRS.

Crop Categories

Primary vs Specialty Crops

Farm crops generally can be divided into two principal categories: primary crops and specialty crops. Primary crops include, among others, corn, soybeans, wheat, rice and cotton. Specialty crops can be again divided into two categories: annual specialty crops (generally vegetables) and permanent specialty crops (fruits and nuts grown on trees, bushes or vines). Over the long term, we expect that our farmland portfolio will continue to be comprised of approximately 70% primary crop farmland and 30% specialty crop farmland by value, which we believe will give investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate composition of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

Annual vs. Permanent Crops

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

Family-Owned Properties

According to the USDA, as of 2019, approximately 98% of farms in the United States were owned by families. We believe that many farm families and individuals may wish to simultaneously sell some of their property and lease it back, continuing their operation of such property under a leasing arrangement. Sellers in these sale-leaseback transactions can use the sale proceeds to repay existing indebtedness, for growth of their farming operations or in other business endeavors. Under some circumstances, these sale-leaseback transactions might be driven by estate planning reasons. We believe that the farmland that we acquire and do not simultaneously lease back to the seller can be leased at attractive rental rates to other farm operators.

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

Underwriting Criteria and Due Diligence Process

Selecting the Property

We seek to acquire high quality farmland that offers an attractive risk-adjusted balance of current returns and appreciation potential. We believe our management team’s deep understanding of agribusiness fundamentals and insight into factors affecting the value of farmland allow us to identify properties consistent with our investment criteria. We believe the following factors are important in the selection of farmland:

●	Soil Quality—Soil quality is a fundamental determinant of farmland productivity and therefore of its value. In considering farmland for purchase, we take soil quality into consideration to determine whether the farmland is attractively priced. In general, we focus on farmland with average or better-than-average soil.

●	Water Availability—Appropriate water availability is an essential input to farming and key consideration in determining the productivity and value of farmland. We seek to acquire farmland where water availability through precipitation and irrigation meets the agronomic needs of the crops expected to be grown. As part of our acquisition due diligence process, we evaluate properties for water availability and any associated ground or surface water rights. Where appropriate, we may also invest in irrigation infrastructure to improve the productivity of properties we own. Occasionally we may acquire farmland at prices that more than compensate us for any potential reduction in water availability, which, in the future may result in a shift to different crops or production systems.

●	Robust and Competitive Tenant Environment—We focus primarily on farmland located in areas characterized by a robust and competitive tenant environment, with a relatively large population of experienced farm operators as potential tenants.

●	Market Access—Due to the higher costs of road transportation, the location of primary crop farmland relative to points of demand (e.g., grain elevators, feedlots and ethanol plants) or access to low-cost transportation (e.g., river ports and rail loading facilities) determines the premium or discount in farm-gate commodity prices compared to the general market prices (also known as “basis”), and therefore is one of the factors that impacts its value. We focus on acquiring primary crop farmland in areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation.

●	Climate—Crops have particular climatic growing requirements. As such, we seek to acquire properties in regions with climates conducive to the expected crops. We believe that diversification within and across core farming regions and crop types provides significant annual and long-term risk mitigation to our investors.

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

Selecting Tenants

We intend to continue to focus primarily on farm properties located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and reference checks, as well as their willingness and ability to pay competitive rental rates. We consider similar factors in analyzing sale-leaseback transactions. In geographic areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially in exchange for sourcing a property acquisition opportunity. We often mitigate tenant credit risk by requiring a significant portion of a year's rent in advance of each planting season whenever possible, by requiring a tenant to adopt crop insurance, and/or by securing agricultural or statutory liens on growing crops. In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See "Risk Factors—Risks Related to Our Business and Properties.” We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

Complementary Businesses

FPI Loan Program

We believe that our existing systems and personnel are well suited to source, diligence, close and manage loans under the FPI Loan Program at little or no additional cost to us. We believe that the business of making loans to farm operators secured by farmland, properties related to farmland, crops (growing or stored), and/or agricultural equipment is highly complementary to, and synergistic with, our core business of investing in farmland. We generally find potential borrowers during the process of sourcing farm acquisitions. We conduct due diligence on loan collateral largely the same way we conduct due diligence on potential farm acquisitions, and we screen potential borrowers using criteria similar to those used to screen potential tenants. The FPI Loan Program offering gives us an increased visibility in the marketplace, thereby benefiting our core farmland investing business.

Asset Management for Third Parties

We believe that our existing systems and personnel are well suited to source, diligence, close and manage farmland on behalf of third parties at little or no additional cost to us, generating fee income that does not tie up our own capital. We started engaging in this business though our TRS in the first quarter of 2021, when we entered into an agreement to manage a portfolio of properties located in opportunity zones.

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

Our Properties

As of the date of this Annual Report on Form 10-K, we own approximately 150,000 total acres of farmland. During the year ended December 31, 2020, the Company completed three acquisitions in Illinois and Michigan, which were accounted for as asset acquisitions. Consideration totaled $1.4 million and was comprised of cash and reduction of notes receivable. Also during the year ended December 31, 2020, the Company completed seven dispositions consisting of eleven farms in Illinois, Mississippi, Texas, Nebraska, and Arkansas. Cash receipts on these dispositions totaled $20.1 million with a total gain on sale of $3.2 million. On January 20, 2021, we entered into an agreement with Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”) to sell, throughout 2021, twelve farms located in opportunity zones as designated by the Tax Cuts and Jobs Act of 2017, and to provide farm management services on the farms for the OZ Fund in exchange for management fees going forward. On March 5, 2021, the Company completed the sale of nine farms to the OZ Fund. These sales are not reflected in the table below. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” for more information about our portfolio. The distribution of farms by regions is as follows:

Region	Total Acres
Corn Belt	43,326
Delta and South	26,535
High Plains	29,566
Southeast	43,498
West Coast	11,586
154,511

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

As of the date of this Annual Report on Form 10-K, our portfolio has the following rents or rent estimates for 2021 by lease type or status. This table does not include additional rents from properties not yet put in service due to improvement projects, loan interest income from loans outstanding under the FPI Loan Program, and other revenues:

($ in thousands)
Lease Type or Status - as of the date of this Annual Report	2021 Rent	%
Leases in place with third parties
Fixed rent (1)	$31,335	73.0%
Variable rent (2)	11,072	25.8%

Leases being negotiated (3)	517	1.2%
	$42,924	100.0%
Tenant Reimbursements	4,005
	$46,929
(1)	Includes the fixed rent portion of leases providing for fixed and variable rent components.
(2)	Management estimate based on farms’ historical productivity and regional crop price projections. We can provide no assurance that crop yields and prices will reach expected levels or that we will obtain the rents we anticipate.
(3)	Management’s estimate based on the current status of lease negotiations and the current leasing market environment for each farm. We can provide no assurance that the rents we obtain will reflect the current status of our lease negotiations or the current leasing market environment for each farm.

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

As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by FPI Agribusiness Inc., our taxable REIT subsidiary, and any other taxable REIT subsidiaries that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax.

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

Environmental, Social and Governance (“ESG”)

We believe a commitment to ESG supports our business model, promotes environmental stewardship, sustains a safe and healthy workplace, and upholds high standards of business ethics and conduct.

Environmental Sustainability

Farmland is one of the most environmentally friendly uses of real estate, as agriculture naturally uses solar energy to capture carbon dioxide from the atmosphere and convert it into food, feed, fuel, and fiber.  Principles of environmental sustainability are deeply interwoven into modern agricultural practices, and are embedded into our farmland acquisition criteria and management practices. We foster long term relationships with our tenants, who are incentivized to provide good stewardship for the land they rent from us. Renewable energy generation (wind and solar) is a component of our business model of growing importance.

Social Impact and Company Culture

Farmland creates a more sustainable future for all by affordably feeding the world’s growing population and supplying food products that support better nutrition, both quantitatively and qualitatively. We are a channel to bring capital, and therefore economic activity, to rural communities throughout the United States. We foster a company culture based on open communication and professional growth, and support employees engaged with non-profit organizations.

Governance Fiduciary Duties and Ethics

We recognize that transparency and employing an array of best practices in corporate governance better serves all stakeholders.  Our board of directors, management team and employees maintain the highest ethical standards across our processes, business practices, and policies.

ESG Strategy

Going forward, we intend to maintain and expand our focus on ESG principles already embedded in our culture, policies and practices, gradually implementing efforts to measure, improve and communicate our performance. We expect our ESG objectives and the resources allocated to ESG matters will continue to evolve over time as we assess strategies that are most appropriate for our organization

Competition

Competition to acquire farmland can come from many different entities. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, other farmland REITs, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms such as Westchester Agriculture Asset Management (a TIAA company), Hancock Agricultural Investment Group, International Farming Corporation, Ceres Partners, Gladstone Land Corp, and UBS Agrivest. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.

Human Capital Resources

Our employees are vital to our success. Our goal is to ensure that we have the right talent, in the right place, at the right time. We do that through our commitment to attracting, developing and retaining our employees.

We have designed a compensation structure, including an array of benefit and long term incentive plans, that we believe is attractive to our current and prospective employees. We also offer employees the opportunity to participate in conferences and continuing education.

We seek to retain our employees by using their feedback to create and continually enhance programs that support their needs. We have a formal performance review process for our employees. We have a values-based culture, an important factor in retaining our employees. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture.

At March 15, 2021, we had 14 employees, 11 of which are full time. None of our employees are a member of a labor union.

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

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our audit committee, compensation committee, and nominating and corporate governance committee are all available in the Governance Documents section of the Corporate Information section of our website. The information accessible on our website is not incorporated in, nor should be considered a part of, this Annual Report on Form 10-K.

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included within this Annual Report on Form 10-K.

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock and preferred stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business and Properties

Our business is dependent in part upon the profitability of our tenants' farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

We depend on our tenants to operate the farms we own in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent and real estate taxes, maintain certain insurance coverage and maintain the properties generally. The ability of our tenants to fulfill their obligations under our leases depends, in part, upon the overall profitability of their farming operations, which could be adversely impacted by, among other things, adverse weather conditions, crop prices, crop disease, pests, and unfavorable or uncertain political, economic, business, trade or regulatory conditions. We are susceptible to any decline in the profitability of our tenants' farming operations, to the extent that it would impact their ability to pay rents. In addition, many farms are dependent on a limited number of key individuals whose injury or death may affect the successful operation of the farm. We can provide no assurances that, if a tenant defaults on its obligations to us under a lease, we will be able to lease or re-lease that farm on economically favorable terms in a timely manner, or at all. In addition, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

As of December 31, 2020, we had approximately $508.2 million of outstanding indebtedness, most of which is secured by mortgages on our farms. We intend to incur additional debt in connection with refinancings of existing indebtedness, future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. On January 29, 2021, the Company entered into an agreement with Farm Credit Mid-America to extend the maturities on our $112.0 million of outstanding debt maturing on January 1, 2022, to April 1, 2022. In addition, we have sold farms in order to repay indebtedness in the past and may do so in the future. Such dispositions may come at inopportune times or on disadvantageous tems, which could result in losses.

In addition, our debt agreements include customary events of default, the occurrence of any of which, after any applicable cure period, would permit the lenders to, among other things, accelerate payment of all amounts outstanding under the loans and to exercise their remedies with respect to the collateral, including foreclosure and sale of the agricultural real estate securing the loans. Certain of our debt agreements also contain cross-default provisions that give the lender the right, in certain circumstances, to declare a default if we are in default under other loans. If we default on our debt coming due in 2022, it could cause the acceleration of a significant portion of our indebtedness as a result of these cross-default provisions If any one of these events were to occur, our financial condition, results of operations, cash flow and ability to pay distributions to our stockholders could be materially and adversely affected.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

As of December 31, 2020, we had approximately $508.2 million of outstanding mortgage indebtedness excluding debt issuance costs. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

Our existing debt financing agreements contain, and other debt financing agreements we may enter into in the future may contain, customary negative covenants and other financial and operating covenants that, among other things:

●	restrict our ability to incur additional indebtedness;
●	restrict our ability to incur additional liens;
●	restrict our ability to make certain investments (including certain capital expenditures);
●	restrict our ability to merge with another company;
●	restrict our ability to sell or dispose of assets;
●	restrict our ability to make distributions to stockholders; and
●	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.

We are currently subject to, and may in the future be subject to, litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We are currently subject to, and may be subject in the future, to litigation or threatened litigation, including claims relating to the actions of our tenants, claims brought by stockholders, and otherwise in the ordinary course of business.  In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. We are also subject to shareholder litigation and subject to a risk of additional shareholder litigation in the future.  Some of the pending and potential future claims against the company may result in significant defense costs and potentially significant judgments against us, some of which are not, may not be, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of pending claims against the Company or of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common and preferred stock. For more information about our ongoing legal proceedings, see Item 3, Legal Proceedings, included elsewhere in this Annual Report on Form 10-K.

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

Our leases with tenants engaged in farming operations have terms customary in the farming industry, ranging mostly from two to three years for row crops and one to seven years for permanent crops, with some permanent crop leases exceeding twenty years. We expect that most of the leases we enter into in the future will have two to seven-year terms. As a result, we are required to frequently re-lease our properties upon the expiration of our leases, which will make us more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

We may be unable to collect balances due on our leases from any tenants in financial distress or bankruptcy, which could materially and adversely affect our financial condition, results of operations and cash flow.

We are subject to tenant credit risk. Our tenants, particularly those that may depend on debt and leverage, could be susceptible to defaults under their leases or bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations. Certain of our tenants have defaulted on their lease payments, and we have been forced to pursue alternative arrangements with those tenants in order to recover amounts due under the leases. In the future, we may be forced to enter into similar alternative arrangements or pursue litigation  in order to collect payments from tenants who are unable make their lease payments as they come due. We can provide no assurances that we will be able to collect the full amount due under a particular lease if we are forced pursue alternative payment arrangements or litigation with any of our tenants.

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

●	general market conditions, including conditions that are out of our control, such as actions or proposed actions of the new U.S. Presidential administration, the impact of health and safety concerns, such as the ongoing coronavirus pandemic;
●	novel and unforeseen market volatility and trading strategies, such as the massive short squeeze-rally caused by retail investors on retail trading platforms;
●	the market's view of the quality of our assets;
●	the market's perception of our growth potential;
●	our debt levels;
●	our current and expected future earnings;
●	our cash flow and cash distributions; and
●	the market price per share of our common stock and preferred stock.

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

The real estate investments made, and to be made, by us may be difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to liquidity needs, changing economic, financial and investment conditions may be limited or we may have to sell properties at a loss. In addition, we seek to opportunistically dispose of properties when we are able to do so at a price we consider attractive and/or recognize a gain on sale. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We have used dispositions of assets in the past in order to meet our liquidity requirements. If we are required to dispose of additional assets for liquidity purposes, we may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. Opportunities to dispose of assets at a gain may not be available to us, which would reduce our cash on hand for stock repurchases, distributions to stockholders, or for any other purpose. In particular, weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located, in each case may limit our ability to dispose of a property.

In addition, the Code imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Moreover, if we acquire properties from C corporations (i.e., corporations generally subject to full corporate-level tax) in certain non-taxable transactions, as we have done in the past, built-in gain recognized on the non-taxable disposition of such properties within 5 years of our acquisition will be subject to tax at the highest applicable U.S. federal corporate income tax rate. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

Some state laws prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2020, we owned 1,959 acres of farmland in Kansas and 1,690 in South Dakota, and our ownership of those farms may be challenged under Kansas or South Dakota law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

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

For example, our tenants’ profitability and, to some degree, our variable rent revenue were negatively impacted by extreme weather events in 2019 and 2020. Specifically, hurricane Michael affected our pecan farms in Alabama and Georgia, and excess rainfall affected several row crop farms in the Corn Belt, Delta and South, and Southeast regions. Furthermore, a heat wave affected an avocado farm in California, with a negative impact on 2019 revenue, an early season freeze in Michigan damaged a large portion of our blueberry crop, which had a negative impact on 2020 crop sales, and long periods of dense smoke from the wildfires this summer in California damaged wine grapes on one of our vineyards, which had an adverse impact on 2020 crop share revenue.

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

The increased intensity and scope of trade disputes between the United States and its primary agricultural trade partners have increased the volatility of the market prices of certain crops that our tenants grow on our properties, and have strengthened the relative competitiveness of other countries producing the same crops. As a result, U.S. agricultural exports after phases of heightened trade tensions may not recover to prior levels. In addition, it is not clear whether the Biden administration will continue the trade policies of the Trump administration, or whether newly enacted trade policies will be effective at promoting agricultural exports. There can be no assurances as to the impact of any change in trade policy on market prices of crops. A reduction in crop prices could adversely affect the profitability of our tenants and negatively impact their ability to make rental payments as they come due. If we are unable to recover the rental payments, our results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely effected. If we are required to remove a tenant, we may not be able to re-lease the property at current rental rates or at all. Furthermore, prolonged trade disputes that lead to a continuation of depressed crop prices could materially and adversely affect the underlying value of our properties.

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

The sale of properties to the opportunity zone fund (“OZ Fund”) may not occur on the expected timeline, and we may not achieve the anticipated benefits from our relationship with the OZ Fund.

While the closing of the sale of first six farms to the OZ Fund has been completed, we expect an additional six farms to be sold prior to June 30, 2021. We can provide no assurances that any additional sales of properties to the OZ Fund will occur on the expected timeline or at all. If the sales of additional properties to the OZ Fund do not occur, our liquidity will be negatively impacted. Furthermore, we can provide no assurances that the OZ Fund will be successful in raising additional capital and acquiring additional farmland, either from us or from third parties. If the OZ Fund does not increase in scale, we may not experience the anticipated benefits from our relationship with the OZ Fund. For instance, we may not realize the amount of management fees we expect receive from our relationship with the OZ Fund, and our future cash flow could be adversely impacted. Farmland Partners Inc. will have no role in the management of the OZ Fund itself.

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

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. While our Annual Report on Form 10-K for the year ended December 31, 2019 contained an independent auditor’s attestation report pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), we are not required to include such an audit report in this Annual Report. In connection with our 2019 audit, our independent registered public accounting firm identified and communicated a material weakness related to the failure of management to timely comply with compensating controls with respect to the separation of duties in our accounting IT systems. While we have remediated this material weakness, we cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock. In addition, at the time we no longer qualify as a smaller reporting company, we will be required to include an auditor attestation report pursuant to Section 404 of the Sarbanes Oxley Act, which will cause us to incur additional expenses, which may be significant.

Under the FPI Loan Program, we provide loans to third-party farmers, which exposes us to risks associated with being a lender, including the risk that borrowers default on their obligations to us, which could adversely affect our results of operations and financial condition.

Under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for borrowers’ working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. As of the date of this Annual Report on Form 10-K, we have made seven senior secured first-lien mortgage loans secured against farmland or farm related properties and one loan secured against crop to farmers totaling $19.1 million, with $2.4 million outstanding at December 31, 2020 (representing less than 0.01% of our total assets as of December 31, 2020), and we intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan or the maintenance of any equipment, or other assets securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, crops, or equipment, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

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

We are subject to the risk of liabilities under federal, state and local environmental laws applicable to agricultural properties, including those related to wetlands, groundwater and water runoff. Some of these laws could subject us to:

●	responsibility and liability for the cost of removal or remediation of hazardous substances released on our properties, generally without regard to our knowledge of or responsibility for the presence of the contaminants;
●	liability for the costs of investigation, removal or remediation of hazardous substances or chemical releases at disposal facilities for persons who arrange for the disposal or treatment of these substances; and
●	potential liability for claims by third parties for damages resulting from environmental contaminants.

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

As of December 31, 2020, $174.4 million of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”) and has maturity dates beyond December 31, 2021. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

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

      The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our businesses in a number of ways. Our rental revenue and operating results depend significantly on the ability of our tenants to meet their rent and other obligations to us. While in general our tenants’ businesses have not been materially affected, certain sectors of the agricultural industry have seen a decreased demand for their products as a result of the economic disruptions caused by COVID-19. Such decreases in demands may further exacerbate, and demand may never recover to its prior levels. For example, drastic reductions in the hospitality, entertainment and travel business volumes have significantly impacted the demand for certain agricultural products, such as lemons and blueberries. Lower oil demands tied to a reduction in vehicle miles driven have a direct impact on the demand for ethanol and therefore corn, a crop grown on a significant number of our properties. Disruptions in the global supply chain have impacted our tenants’ ability to price and sell in a timely manner certain specialty crops, such as almonds, to which we are exposed through participating rents. If the impacts of the pandemic continue for an extended period of time, we expect that certain tenants may experience greater financial distress, which could result in late payments, requests for rental relief, business closures, rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Additionally, we have negotiated variable rents with certain of our tenants, which directly exposes our rental revenues to the risk of a negative impact on our tenants’ operations as a result of COVID-19.

      While both in-person office attendance and frequency of travel has increased compared to the beginning of the pandemic, any future extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We may be impacted by stock market volatility and illiquid market conditions, global economic uncertainty, and the perceived prospect for capital appreciation in real estate. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and rents across our portfolio as tenants and residents reduce or defer their spending, which could adversely affect the value of our properties.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the timing and effectiveness of vaccines and other treatments, possible resurgences in COVID-19 cases, and the duration and effectiveness of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

Our charter contains certain ownership limits with respect to our stock. Our charter, among other restrictions, prohibits the beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock, excluding any shares that are not treated as outstanding for U.S. federal income tax purposes. Our Board of Directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from this ownership limit if certain conditions are satisfied.  This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may:

●	discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; and
●	result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of certain of the benefits of owning the additional shares.

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

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

●	"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter impose fair price and/or supermajority voting requirements on these combinations; and
●	"control share" provisions that provide that "control shares" of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares") have no voting rights with respect to their control shares except to the extent

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

Provisions in the partnership agreement may delay, or make more difficult, unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some of our stockholders might consider such proposals, if made, desirable. These provisions include, among others:

●	redemption rights;
●	a requirement that the general partner may not be removed as the general partner of our operating partnership without our consent;
●	transfer restrictions on Common units;
●	our ability, as general partner, in some cases, to amend the partnership agreement and to cause our operating partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of the limited partners; and
●	the right of the limited partners to consent to direct or indirect transfers of the general partnership interest, including as a result of a merger or a sale of all or substantially all of our assets, in the event that such transfer requires approval by our common stockholders.

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner that he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under the MGCL, directors are presumed to have acted with this standard of care. As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

As of the date of this Annual Report on Form 10-K, we owned approximately 95.4% of the outstanding Common units in our operating partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our operating partnership and could affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

In addition to the fixed payments on our Series A preferred units and Series B Participating Preferred Stock, holders of our Series B Participating Preferred Stock may receive a Farmland Value Appreciation (“FVA”) payment that represents the cumulative change from the 2017 estimated average value per acre of farmland in the 17 states in which we owned farmland as of June 30, 2017 weighted by the percentage of the total unaudited book value of our properties held in each of the 17 states in which we owned farmland as of June 30, 2017. The FVA payment may be realized by a holder of Series B Participating Preferred Stock only upon (i) the exercise of our optional redemption right or conversion right after September 30, 2021 but prior to September 30, 2024, (ii) any conversion or redemption in connection with a change in control or (iii) the liquidation, dissolution or winding up of the Company. Any of these events could occur during a time in which the FVA amount has substantially appreciated from its 2017 level, which may require a significant distribution from the Company to holders of Series B Participating Preferred Stock, and could materially and adversely affect our cash available to make distributions to our common stockholders. Further, in addition to the FVA amount, if a redemption or liquidation occurs on or before September 30, 2021, we will be required to pay a premium amount that is calculated based on the FVA amount, which could further reduce our cash available to make distributions to our common stockholders.

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

The maximum U.S. federal income tax rate applicable to qualified dividend income paid to U.S. stockholders that are individuals, trusts and estates currently is 20%. Dividends paid by REITs generally are not eligible for such reduced tax rate. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. Although the favorable tax rates applicable to qualified dividend income do not adversely affect the taxation of REITs or dividends paid by REITs, such favorable tax rates could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-

REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock and Series B Participating Preferred Stock. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective federal income tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

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

The stock markets, including the New York Stock Exchange (the “NYSE”), on which our common stock and our Series B Participating Preferred Stock is listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common stock and Series B Participating Preferred Stock is likely to be similarly volatile, and investors in our common stock and Series B Participating Preferred Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and Series B Participating Preferred Stock could be subject to wide fluctuations in response to a number of factors, including those listed in this "Risk Factors" section of this Annual Report on Form 10-K and others such as:

●	actual or anticipated variations in our quarterly results of operations or dividends;
●	changes in our funds from operations or earnings estimates;

●	changes in government regulations or policies affecting our business or the farming business;
●	publication of research reports about us or the real estate or farming industries;
●	sustained decreases in agricultural commodity and crop prices;
●	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;
●	increases in market interest rates that decrease demand for our Series B Participating Preferred Stock;
●	changes in market valuations of similar companies;
●	adverse market reaction to any additional debt we incur in the future;
●	additions or departures of key management personnel;
●	actions by institutional stockholders;
●	speculation in the press or investment community;
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our underlying asset value;
●	investor confidence in the stock and bond markets generally;
●	changes in tax laws;
●	future equity issuances;
●	failure to meet earnings estimates;
●	failure to meet and maintain REIT qualifications and requirements;
●	low trading volume of our common stock or Series B Participating Preferred Stock; and
●	general market and economic conditions, including conditions that are outside of our control, such as the impact of public health and safety concerns, such as the ongoing coronavirus pandemic and efforts to mitigate its spread.

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

As of December 31, 2020, approximately 30.6 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report on Form 10-K, other than the Common units held by us, approximately 1.6 million

Common units in our operating partnership were outstanding, 1.6 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 1.6 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

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

Item 3. Legal Proceedings

For information regarding legal proceedings as of December 31, 2020, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “FPI.”

Stock Performance Graph

The following graph compares the total stockholder return of our common stock (assuming reinvestment of dividends) against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the SNL Financial REIT Index, or the SNLUS REITs for the period from April 16, 2014, the date of the initial listing of our common stock on the NYSE MKT to December 31, 2020. Our common stock began trading on the NYSE on September 8, 2015.

Total Return Performance
Farmland Partners Inc.
S&P 500 Index
SNL U.S. REIT Equity Index
SNL U.S. REITs < $250M Implied Cap Index
Index Value
250
200
150
100
50
0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020

		Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Farmland Partners Inc.	100.00	106.52	87.51	48.02	73.87	97.58
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
SNL U.S. REIT Equity Index	100.00	108.88	118.00	112.46	144.54	137.09
SNL U.S. REITs < $250M Implied Cap Index	100.00	118.33	145.11	117.85	81.04	31.67

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

Stockholder Information

As of March 15, 2021, there were approximately 44 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of March 15, 2021, there were approximately 12 holders (other than our company and management) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis. As of March 15, 2021, there were six holders of our Series A preferred units. As of March 15, 2021, there was one holder of record of our Series B Participating Preferred Stock. However, because many shares of our Series B Participating Preferred Stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our Series B Participating Preferred Stock than record holders.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended December 31, 2020 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase program to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. As of the date of this report, we had $41.1 million of availability under the program.

					Total Number	Approximate
					of Shares	Dollar Value of
					Purchased as	Shares that May
					Part of	Yet Be
			Total		Publically	Purchased
	Total	Average	Preferred		Announced	Under the Share
	Common Shares	Price Paid	Shares	Average Price	Plans or	Repurchase
(in thousands except per share amounts)	Purchased	per Share	Repurchased	Paid Per Share	Programs	Program
October	—	$—	—	$—	—	$41,357
November	30	$8.37	—	$—	30	41,106
December	—	$—	—	$—	—	41,106
Total	30	$8.37	—	$—	30	$41,106

From January 1, 2021 through the date of this report, the Company did not repurchase any shares of common or preferred stock.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report on Form 10-K, we own farms with an aggregate of approximately 150,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota, and Virginia. As of the date of this Annual Report on Form 10-K, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, with the balance used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. As of the first quarter of 2021 we are also engaged in farmland asset management on behalf of third parties.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of the date of this Annual Report on Form 10-K we own 95.4% of the Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), and none of the Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) or shares of our 6.00% Series B Participating Preferred Stock (the “Series B Participating Preferred Stock”).

As of December 31, 2020, we owned 94.9% of the Common units in the Operating Partnership.

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014.

Recent Developments

2020 Completed Acquisitions and Dispositions

During 2020, we completed three asset acquisitions. Aggregate consideration for the three acquisitions totaled $1.4 million and consisted of cash and reduction of notes receivable. No intangible assets were acquired through these acquisitions. We also completed seven dispositions consisting of eleven farms for total consideration of $20.5 million for a total gain over net book value of $3.2 million, or 15.6%.

Stock Repurchases

During 2020, we repurchased an aggregate of 1,034,167 shares of common stock at a weighted average price per share of $6.59 for a total cost of $6.8 million and aggregate of 140,189 shares of Series B preferred stock at a weighted average price per share of $22.08 for a total cost of $3.1 million.

Opportunity Zone Agreement

On January 20, 2021, we entered into an agreement with Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”) to sell, throughout 2020, twelve farms located in opportunity zones as designated by the Tax Cuts and Jobs Act of

2017, and to provide farm management services on the farms for the Promised Land Opportunity Zone Farms in exchange for management fees going forward.

Impact of COVID-19 on Our Business

As the vaccine for the coronavirus (“COVID-19”) is beginning to be widely distributed among the population most at risk, we are gaining a better understanding of the impact of the COVID-19 pandemic on our business, particularly with regard to the 2020 crop marketing cycle. We expect the impact of the COVID-19 pandemic to lessen in the 2021 crop marketing cycle. However, we are unable to fully quantify what the ultimate impact of the pandemic on our business will be, as there are still significant uncertainties around the social and economic impact of the pandemic, and the size and timing of additional economic relief measures.

So far, the pandemic has significantly affected only certain sectors of the U.S. agricultural industry, such as fresh food production marketed to the hospitality industry, and meat packing. In particular, we have experienced a decrease in demand – and therefore price – for lemons and blueberries, among other crops. Related revenue declines have had a transient yet significant impact on our profitability. Other permanent crops in our farm portfolio – almonds in particular – have suffered in 2020 due to a mix of the COVID-19 pandemic and trade war related disruptions, which caused a combination of price weakness and longer sales cycles. Lower gasoline demand has affected demand for ethanol and therefore corn, however the negative impact on commodity prices was offset by a recent tightening of supply. We expect that the impact of the COVID-19 pandemic on our profitability will be temporary, but not necessarily limited to 2020; for example, we do not expect that the demand from the bar and restaurant trade will approach pre-pandemic levels until mid- to late-2021 at the earliest.

Despite short and medium-term disruptions in the U.S. agricultural industry, we do not expect global demand for food, feed, fuel and fiber to be materially affected by the COVID-19 pandemic and the related economic turmoil. We expect the industry to experience some degree of long term transformation, but to survive relatively unscathed compared to other industries. As of the date of this Annual Report, farm values have largely held, and probably increased portfolio-wide, throughout the pandemic. As owners of essential long-term assets in an essential industry, we also expect our business to perform relatively well, although the demand and pricing disruption in selected specialty crops that we have seen so far might not be the only negative impact of the pandemic on our business. We expect certain farmers’ profitability to be impacted, however a combination of the high quality of our tenant base and the financial support measures implemented by the U.S. federal government should prevent a material degradation in our tenants’ creditworthiness. So far, the impact of the pandemic on our financial performance has been largely limited to our exposure to the pricing of certain permanent crops through participating leases and direct operation of farms, as our tenants have been able to maintain their financial commitments.

The direct impact of the COVID-19 pandemic on our operations has been limited as of the date of this Annual Report. Even though we operate in an essential industry and therefore have been largely exempted from stay-at-home orders, we have prioritized the health and well-being of our employees. We asked our office staff to work from home whenever possible even before the City and County of Denver and the State of Colorado implemented stay-at-home orders. Our technology infrastructure was already well suited to remote working conditions, and the layout of our offices allows us to substantially observe social distancing guidelines when staff need to be present in the office. We have asked our field personnel to limit travel to only those trips required to monitor and maintain the farms we already own, and to substantially lessen direct contact with our tenants and suppliers. As a result of these worker health measures, we have experienced a perceptible degradation in operating efficiency, but not to such an extent as to materially affect our financial results or internal controls. As of the first quarter of 2021, both in-person office attendance and frequency of travel have increased as compared to the beginning of the pandemic, and are expected to return to pre-pandemic levels later in the year. We do not expect the pandemic will have a material impact on our business and operations going forward, especially as broader segments of the U.S. population are becoming eligible to be vaccinated.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland, and our ability to increase or maintain rental revenues while controlling expenses. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply. In addition, although prices for many crops experienced significant declines in 2014 and 2015, in late 2020 and early 2021 they have rebounded to or near prior highs, driven by increased demand expectations from China and modest weather issues around the world. We believe that the combination of long-term growth trends in global population and GDP per capita and steadily increasing yields will result in stable or increased prices and increased revenue per acre for primary crops over time.

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

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years. Typically additions to cropland are in areas of marginal productivity, while cropland loss, driven by urban development, tends to affect primarily highly productive areas. Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, an approximate 5% increase. In comparison, world population is expected to grow over the same period to 9.1 billion, a nearly 40% increase. According to the World Bank Group, arable land per capita has decreased by approximately 50% from 1961 to 2015. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. Additionally, we believe that farmland lost to urban development disproportionately impacts higher quality farmland. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average.The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, improvements in soil health, and chemical fertilizers and pesticides. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases compounding into significant appreciation in the long term

With regard to leasing dynamics, we believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. In particular, we believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators in some circumstances will rent additional acres of farmland when it becomes available in order to allocate their fixed costs over additional acres. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geographic area, even when the farmer anticipates lower current returns or short-term losses.

In our primary row crop farmland, we see modestly higher rent rates in connection with 2021 lease renewals, and we expect to continue seeing rent growth into 2022. This is consistent with robust prices in primary crop markets and tenant demand for leasing high quality farmland. Across specialty crops, operator profitability is under some pressure. Participating lease structures are common in many specialty crops, and base lease rates are consistent with or somewhat lower than 2020.

Lease Expirations

Farm leases are often short-term in nature among row crop farms, and longer term in nature among permanent crop farms in our portfolio. As of December 31, 2020, our portfolio had the following lease expirations as a percentage of approximate acres leased and annualized minimum cash rents:

		% of		% of
($ in thousands)	Approximate	Approximate	Annual	Annual
Year Ending December 31,	Acres	Acres	Cash Rents	Cash Rents
2021	46,695	33.9%	$10,780	40.5%
2022	32,554	23.6%	7,249	27.2%
2023	33,024	23.9%	5,236	19.7%
2024	9,038	6.6%	736	2.8%
2025	8,502	6.1%	885	3.3%
2026 and beyond	8,126	5.9%	1,716	6.5%
	137,939	100.0%	$26,602	100.0%

As of the date of this report, 1,862 total acres are unleased and we are currently negotiating leases for all of them.

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

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases in major crop production regions worldwide create a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts or civil unrest. In addition, although prices for many crops experienced significant declines in 2014 and 2015, in late 2020 and early 2021 they have rebounded to or near prior highs, driven by increased demand expectations from China and modest weather issues around the world. We expect that continued long-term growth trends in global population and GDP per capita will result in increased revenue per acre for primary crops over time. Furthermore, the COVID-19 pandemic has impacted certain specialty crops. We do not believe such declines represent a trend over the long term, but rather a reaction to the decline in economic activity as a result of the pandemic. We expect pricing across specialty crops to strengthen in 2021 as economic disruptions due to the COVID-19 pandemic gradually abate. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

International Trade

Following the trade tensions between China and the U.S. that started developing in 2018, the two countries reached a "Phase 1" trade deal in late 2019. At this point, we believe that China and the U.S. will endeavor to largely comply with the Phase 1 trade deal, leading to increased purchases by China of many U.S. agricultural exports. While logistical disruptions introduced by the COVID-19 pandemic have slowed China’s compliance with its Phase 1 commitments, U.S. agricultural exports to China have been supported by a combination of tighter global supplies of agricultural commodities and an increase in demand to replenish China’s strategic reserves.

Trade tensions have impacted our business mostly in the area of tree nuts – especially almonds, a crop of which we have significant acreage and to which we are exposed through participating rents. For example, a combination of trade tensions and logistical disruptions caused by the COVID-19 pandemic have affected the timing of pricing and sale of the 2020 almond crop, leading to a shift of revenues to the following fiscal year and potentially lower overall revenues.

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

Inventory of our TRS

The costs of growing crop are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in our consolidated financial statements. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the year.  Growing crop consists primarily of land preparation, cultivation, irrigation and fertilization costs incurred by FPI Agribusiness. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold.

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

Farm leases in place as of December 31, 2020 had terms ranging from one to forty years. As of December 31, 2020, we had 99 leases over 209 properties with rent escalations. The majority of our leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay us rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, we typically receive a partial rent payment or no rent payment at all.

Certain of our leases provide for a portion of the rent determined as a percentage of the gross farm proceeds. Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified us of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Revenue derived from a percentage of the farm gross proceeds that is over and above the crop insurance minimums is recognized once crop price and quantity are known (typically at or after the time the crops are harvested). As a result, we are only able to recognize revenue from such leases once annually.

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

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

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

Other revenue

We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included in other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

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

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes.  We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled.  However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $(1.9) million in taxable income from the TRS for the year ended December 31, 2020, and $(0.2) million in taxable income for the year ended December 31, 2019.

We perform an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2020, we did not identify any uncertain tax positions.

When we acquire a property in a business combination, we evaluate such acquisition for any related deferred tax assets or liabilities and determine if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation.  If a built-in gain is acquired, we evaluate the required holding period (generally 5 years) and determine if we have the ability and intent to hold the underlying assets for the necessary holding period.  If we have the ability to hold the underlying assets for the required holding period, no deferred tax liability will be recorded with respect to the built-in gain. We determined that no deferred tax assets or liabilities were recorded through acquisition activity that we undertook during the year ended December 31, 2020.

Derivatives and Hedge Accounting

We manage economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of our funding. We may also use interest rate derivative financial instruments, namely interest rate swaps.

We enter into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires us to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. We evaluate all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements. All contracts entered into during the year ended December 31, 2020 met the criteria to be exempt from derivative accounting and were designated as normal purchase and sales exceptions for hedge accounting.

We have in place one interest rate swap agreement with Rabobank to add stability to interest expense and to manage our exposure to interest rate movements. This agreement qualifies as a cash flow hedge and is actively evaluated for its effectiveness (see Note 12 – “Hedge Accounting”). The entire change in the fair value of our designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in our consolidated balance sheets.

Additionally, we assesses whether the derivative used in our hedging transaction is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. We discontinue hedge accounting when it is determined that a derivative has ceased to be or is not expected to be highly effective as a hedge, and then reflect changes in fair value of the derivative in earnings after termination of the hedge relationship.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

	For the year ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
OPERATING REVENUES:
Rental income	$43,693	$48,119	$(4,426)	(9.2)%
Tenant reimbursements	3,637	3,146	491	15.6%
Crop Sales	1,902	978	924	94.5%
Other revenue	1,457	1,321	136	10.3%
Total operating revenues	50,689	53,564	(2,875)	(5.4)%

OPERATING EXPENSES:
Depreciation and depletion	7,972	8,320	(348)	(4.2)%
Property operating expenses	7,350	7,897	(547)	(6.9)%
Cost of goods sold	3,387	927	2,460	NM
Acquisition and due diligence costs	11	6	5	83.3%
General and administrative expenses	5,896	6,102	(206)	(3.4)%
Legal and accounting	3,742	3,971	(229)	(5.8)%
Other operating expenses	2	4	(2)	NM
Total operating expenses	28,360	27,227	1,133	4.2%
OPERATING INCOME	22,329	26,337	(4,008)	(15.2)%

OTHER (INCOME) EXPENSE:
Other income	111	(260)	371	(142.7)%
Gain on sale of assets	(2,989)	(7,841)	4,852	NM
Interest expense	17,677	19,588	(1,911)	(9.8)%
Total other expense	14,799	11,487	3,312	28.8%

Net income before income tax expense	7,530	14,850	(7,320)	(49.3)%

Income tax expense	—	—	—	NM

NET INCOME	$7,530	$14,850	$(7,320)	(49.3)%

NM = Not Meaningful

Our rental income for 2020 was impacted by the two acquisitions and four dispositions that took place in 2019, in addition to the three acquisitions and seven dispositions, consisting of eleven farms, that took place in 2020. To highlight the effect of changes in our rental income due to acquisitions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the year ended December 31, 2020 includes approximately 145,000 acres, representing 94% of our current portfolio on an acreage basis. Total rental income under leases for the same-property portfolio decreased $3.2 million, or 7.12%, from $45.4 million for the year ended December 31, 2019 to $42.2 million for the year ended December 31, 2020, largely due to a decrease in crop share revenue in the permanent crop portfolio as a result of a decrease in demand for lemons and blueberries, and delayed and weak pricing of the 2020 almond crop as a result of the COVID-19 pandemic and trade war related disruptions.

Rental income decreased $4.4 million, or 9.2%, for the year ended December 31, 2020 as compared to the prior year, as a result of the impact of the COVID-19 pandemic on the demand for lemons and blueberries, the impact of international trade disruptions on the pricing of almonds (resulting in potentially both a delay and reduction of related revenues), the impact of low cyclical yields of pistachios, and asset dispositions.

Revenues recognized from tenant reimbursement of property taxes increased $0.5 million, or 15.6%, during the year ended December 31, 2020 as compared to the prior year. The increase in tenant reimbursements was the result of an increase in the number of leases in place under which we were reimbursed for property taxes, as well as a general overall increase in property tax expense on a same property basis for which we were reimbursed.

Crop sales increased $0.9 million, or 94.5%, for the year ended December 31, 2020 as compared to the prior year. The increase is the result of a larger number of properties directly operated by the Company.

Other revenues increased $0.1 million, or 10.3%, for the year ended December 31, 2020 as compared to the prior year. This change was largely due to a $0.5 million increase in crop insurance proceeds during 2020, offset by lower interest income on loans receivable.

Depreciation, depletion and amortization expense decreased $0.3 million, or 4.2%, for the year ended December 31, 2020 as compared to the prior year as a result of selling approximately $3.1 million in depreciable assets in 2020.

Property operating expenses decreased $0.5 million, or 6.9%, for the year ended December 31, 2020 as compared to the prior year. The decrease primarily relates to the initial accounting of a sales-type equipment lease in the third quarter of 2019 that was terminated in the first quarter of 2020, as well as an overall net reduction in acreage due to asset sales in 2020.

Cost of goods sold increased $2.5 million for the year ended December 31, 2020 as compared to the prior year. This increase was largely due to a higher volume of crop sold in 2020 as the Company direct operated more acres in 2020 than in 2019.

Acquisition and due diligence costs were negligible and remained relatively consistent in 2020 compared to the prior year.

General and administrative expenses declined by $0.2 million, or 3.4%, for the year ended December 31, 2020 as compared to the prior year. The decrease is largely due to lower overall payroll costs for employees and lower travel expenses in 2020 due to the COVID-19 pandemic.

Legal and accounting expenses decreased $0.2 million, or 5.8%, for the year ended December 31, 2020 as compared to the prior year. The change was primarily a result of a slight decrease in legal fees incurred in relation to a “short and distort” attack against the Company conducted by parties under the pseudonym Rota Fortunae, as discussed below under Note 8 to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K. The Company is pursuing litigation against Rota Fortunae and is defending stockholder class action lawsuits that are related to the claims made by Rota Fortunae. The Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Rota Fortunae. Additionally, the Company received $0.5 million in insurance proceeds related to the Rota Fortunae litigation that were used to offset legal fees. There was no impact on reported earnings as a result.

Other operating expenses were negligible and remained relatively consistent in 2020 compared to the prior year.

Other income totaled $(0.1) million during the year ended December 31, 2020 compared to $0.3 million during the prior year. The change is largely attributable to lower interest income and increased losses on commodity trading.

The gain / loss on disposition of assets decreased $4.9 million for the year ended December 31, 2020 as compared to the prior year due primarly to larger gains on sales of properties in the Corn Belt and the Southeast regions in 2019.

Interest expense decreased $1.9 million, or 9.8%, for the year ended December 31, 2020 as compared to the prior year. This decrease is related to lower interest rates and paydown of debt principal in 2020.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and to Common unitholders, and other general business needs.

Our short-term liquidity requirements consist primarily of funds necessary to acquire additional farmland, make other investments consistent with our investment strategy, make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock, make distributions necessary to qualify for taxation as a REIT, fund our operations, and pay legal fees in relation to the Rota Fortunae litigation in excess of the Company’s insurance coverage. Our sources of funds primarily will be cash on hand, operating cash flows and borrowings from prospective lenders.

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland, make other investments and certain long-term capital expenditures, make principal and interest payments on outstanding borrowings, and make distributions necessary to qualify for taxation as a REIT. In light of the level at which our common stock has traded in recent years, we have not been able to access the equity capital markets in order to fund our liquidity needs. Furthermore, because of the trading price of our common stock, we have been unable to fund acquisitions of farmland with Common units. We may consider raising equity capital or acquiring farmland with common units if we can do so in a way that causes minimal dilution to our existing stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, asset dispositions and, given the recent recovery in our stock price, future equity issuances (including issuances of Common units).

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

We manage our liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. Our business model, and the business model of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using our cash flow from operations. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance our debt obligations to manage our debt maturities. Furthermore, we have a large portfolio of high-quality real estate assets which we believe could be selectively and readily liquidated if necessary to fund our immediate liquidity needs.  Our first course of action is to work with our lenders to refinance debt which is coming due on terms acceptable to us. In the event that we are unsuccessful in refinancing our debt on terms acceptable to us, we would look to liquidate certain assets to fund our liquidity shortfall. On January 29, 2021, the Company entered into an amendment to extend the maturity dates of its five Rutlege Promissory Notes from January 1, 2022 to April 1, 2022.

Consolidated Indebtedness

For further details relating to our consolidated indebtness refer to “– Recent Developments – Financing Activity” and Note 7 – Mortgage Notes, Line of Credit and Bonds Payable included in the financial statement section of this Annual Report on Form 10-K.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
($ in thousands)	2020	2019
Net cash provided by operating activities	$19,726	$17,994
Net cash provided by investing activities	$18,668	$31,052
Net cash used in financing activities	$(23,738)	$(53,376)

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

As of December 31, 2020, we had $27.2 million of cash and cash equivalents compared to $12.6 million at December 31, 2019.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $1.7 million, primarily as a result of the following:

●	Increase in accrued interest of $1.4 million in 2020 as compared to the same period of 2019;
●	Decrease in net income of $7.3 million in 2020 as compared to the same period in 2019;
●	Decrease in gain on disposition of assets of $4.9 million as compared to the same period in 2019
●	Decrease in inventory of $1.7 million from 2019 to 2020; and
●	Increase in loss related to settlement of interest rate swap of $0.8 million in 2020

Cash Flows from Investing Activities

Net cash provided by investing activities decreased $12.4 million primarily as a result of the following:

●	Completing three asset acquisitions in 2020 for cash consideration of $0.9 million, and principal receipt on notes receivable of $0.5 million, as compared to two acquisitions for aggregate cash consideration of $1.4 million of cash and $6.7 in principal receipts of notes receivable in 2019;
●	Investing of $2.7 million in real estate improvements during the year ended December 31, 2020, as compared to $6.6 million in 2019;
●	Receiving $20.5 million from the sale of property in 2020 compared to $34.1 million in 2019

Cash Flows from Financing Activities

Net cash used in financing activities decreased $29.6 million primarily as a result of the following:

●	Borrowings from mortgage notes payable of $54.4 million during the twelve months ended December 31, 2020, as compared to borrowings of $0.0 million in the twelve months ended December 31, 2019;
●	Debt repayments of $59.0 million during 2020, as compared to $11.4 million in 2019;

●	Repurchase of $6.8 million in common stock during 2020 compared to $22.0 million in 2019;
●	Dividend payments of $8.8 million to Series B Participating Preferred Stockholders made in 2020, compared to $9.0 million during 2019;
●	Proceeds from the issuance of common stock of $10.0 million compared to $0.0 million in 2019;
●	Repurchase of $3.1 million of Series B Participating Preferred Stock during 2020 compared to $0.9 million in 2019; and
●	Dividend payments of $5.9 million on common stock in 2020, compared to $6.2 million in 2019.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2020:

($ in thousands)	Payments Due by Period
Contractual Obligations	2021	2022-2024	2025-2027	2028 & beyond	Total
Principal Payments of
Long-Term Indebtedness	$-	$114,100	$221,849	$172,237	$508,186
Interest Payments on
Fixed-Rate Long-Term Indebtedness	11,942	35,827	25,257	32,524	105,550
Variable-Rate Long-Term Indebtedness	2,897	3,418	3,108	332	9,755
Commitment on Mortgage Note Receivable	-	-	-	-	-
Lease Payments	99	-	-	-	99
Capital Commitments	-	-	-	-	-
Total	$14,938	$153,345	$250,214	$205,093	$623,590
(1)	Variable rate long-term indebtedness has been determined for purposes of this table based upon the balance and interest rates in place as of December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.0 million for the years ended December 31, 2020 and 2019, respectively. A portion of the audit fees we incur are directly related to acquisitions, which varies with the number and complexity of the acquisitions we evaluate and complete in a given period. As such, these costs do not correlate with the ongoing operations of our portfolio. Total acquisition related audit fees excluded from AFFO totaled $0.0 million for the years ended December 31, 2020 and 2019, respectively.

●	Stock based compensation. Stock based compensation is a non-cash expense and therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves comparability of our results over each reporting period and of our Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, thus they are subtracted from FFO. We believe this improves comparability of our Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on Series B Participating Preferred Stock, which may be redeemed for cash or converted into shares of common stock on or after September 30, 2021, have a fixed and certain impact on our cash flow, thus they are subtracted from FFO. We believe this improves comparability of our Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, thus don’t share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands except per share data)	2020	2019
Net income (loss)	$7,530	$14,850
(Gain) loss on disposition of assets	(2,989)	(7,841)
Depreciation and depletion	7,972	8,320
FFO	12,513	15,329

Stock based compensation	1,060	1,527
Deferred impact of interest rate swap terminations	519	—
Real estate related acquisition and due diligence costs	11	—
Distributions on preferred units	(12,334)	(12,486)
AFFO	$1,769	$4,370

AFFO per diluted weighted average share data:

AFFO weighted average common shares	31,534	32,938

Net income (loss) available to common stockholders	$(0.18)	$0.04
Income attributable to redeemable non-controlling interest and non-controlling interest in operating partnership	0.44	0.40
Depreciation and depletion	0.25	0.25
Stock based compensation	0.03	0.05
(Gain) loss on disposition of assets	(0.09)	(0.24)
Real estate related acquisition and due diligence costs	0.00	—
Distributions on preferred units	(0.39)	(0.37)
AFFO per diluted weighted average share	$0.06	$0.13

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2020	2019
Basic weighted average shares outstanding	29,376	30,169
Weighted average OP units on an as if converted basis	1,842	2,415
Weighted average unvested restricted stock	316	354
Weighted average redeemable non-controlling interest	—	—
AFFO weighted average common shares	31,534	32,938

As of December 31, 2020 and 2019 we had 32,210,063 and 31,856,400, shares of common stock and Common units outstanding on a fully diluted basis, respectively.

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the year ended December 31,
($ in thousands)	2020	2019
Net income (loss)	$7,530	$14,850
Interest expense	17,677	19,588
Income tax expense	—	—
Depreciation and depletion	7,972	8,320
(Gain) loss on disposition of assets	(2,989)	(7,841)
EBITDAre	$30,190	$34,917

Stock based compensation	1,060	1,527
Real estate related acquisition and due diligence costs	11	—
Adjusted EBITDAre	$31,261	$36,444

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

At December 31, 2020, $174.4 million, or 34%, of our debt had variable interest rates. Of our variable interest rate debt, $33.2 million represents the notional amount on an interest rate swap agreement with one of our lenders that expires in 2023. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.8 million per year, net of the notional amount on the swap agreement. At December 31, 2020, LIBOR was approximately 23 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase by approximately $0.9 million per year, net of the notional amount on the swap agreement.

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

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosures and procedures were effective at a reasonable level of assurance as of the end of the period covered by this report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

Item 14. Principal Accountant Fees and Services

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2021 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-37.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-38 through F-45:

Schedule III—Combined Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 63, 64 and 65 of this report, which is incorporated by reference herein.

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

Description of Securities Registered under Section 12 of the Exchange Act of Farmland Partners, Inc. (incorporated by reference to Exhibt 4.3 to the Company’s Annual Report on Form 10-K, filed on March 13, 2020).

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

10.35*

Master Real Estate Purchase Agreement, dated as of January 20, 2021, by and between Farmland Partners Operating Partnership, LP and each of the sellers set forth on Attachement A and Promised Land Oprotunity Zone Farms I, LLC.

10.36*

Loan Agreement, dated as of October 29, 2020, by and between FPI Carolinas LLC, FPI Colorado LLC, Cottonwood Valley Land LLC, PH Farms LLC, FPI Ironwood LLC and FPI Properties LLC and Metropolitan Life Insurance Company.

21.1	*	List of subsidiaries.
23.1	*	Consent of Plante Moran, PLLC.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document*
101.SCH		Inline XBRL Taxonomy Extension Schema*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase*
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2021	FARMLAND PARTNERS INC.

	By:	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman, President and Chief Executive Officer (principal executive officer)	March 19, 2021
Paul A. Pittman

/s/ Luca Fabbri	Chief Financial Officer (principal financial officer and principal accounting officer)	March 19, 2021
Luca Fabbri

/s/ Chris A. Downey	Director	March 19, 2021
Chris A. Downey

/s/ Joseph W. Glauber	Director	March 19, 2021
Joseph W. Glauber

/s/ John A. Good	Director	March 19, 2021
John A. Good

/s/ Thomas P. Heneghan	Director	March 19, 2021
Thomas P. Heneghan

/s/ Toby L. O'Rourke	Director	March 19, 2021
Toby L. O'Rourke

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2020

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmland Partners, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Farmland Partners, Inc. (the “Company”) as of December 31, 2020 and 2019 the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Hedge Accounting Applied to Interest Rate Swap of a Designated Cash Flow Hedging Relationship – Refer to Note 12 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Note 12 to the consolidated financial statements, the Company designates qualifying derivative instruments as cash flow hedges. During 2020, the Company terminated its existing interest rate swap agreement that was designated as a cash flow hedge and entered into a new interest rate swap agreement to obtain a more favorable interest rate and manage interest rate risk exposure. Accordingly, the Company de-designated the cash flow hedge relationship for the terminated interest rate swap agreement and began amortizing the fair value of the de-designated swap of $2.6 million over the original term using a forward curve analysis to determine monthly amortization. The Company designated the new interest rate agreement as a cash flow hedge and assessed the effectiveness at inception using regression analysis.

We identified hedge accounting for this transaction as a critical audit matter. Accounting for the termination and entry into a new interest rate swap resulting in de-designation of the previous hedging relationship and designation of the new hedging relationship related to the interest rate swap required significant judgment by management and resulted in significant accounting estimates being applied to the transaction, including the method of amortizing the frozen accumulated other comprehensive loss on the previous hedging relationship, the assessment of the effectiveness of the new hedging relationship, as well as the related presentation and disclosure associated with the transaction. This led to a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of related assumptions, as well as the inputs and related calculations in evaluating managements estimates. It also required professionals with specialized skills and knowledge to evaluate these assumptions and their impact on the financial statements, including related presentation and disclosure matters.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to designated cash flow hedging relationships included the following, among others:

●	We gained an understanding of the design of the controls over the Company's derivative contracts and hedging relationships, including those to develop key management estimates.
●	We tested management’s process for determining the amount of frozen other comprehensive loss and the methodology applied to amortize the balance of the cumulative comprehensive loss on the de-designated hedging relationship into earnings in future periods.

●	With the assistance of our fair value specialists, we evaluated the Company’s determination of hedge effectiveness through regression analysis for reasonableness: our specialists developed an independent expectation of interest rate swap valuation and compared our independent expectation to the Company’s regression analysis, noting that we were in agreement with management’s conclusion that the hedging relationship was highly effective.

●	With the assistance of our fair value specialists, we evaluated the appropriateness of specified inputs supporting management’s estimate of the fair values of the interest rate swaps, including the adjustment for credit risk, and we evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimates.

●	We reviewed the overall presentation and disclosure of the transaction in the consolidated financial statements to determine all required disclosures were complete, clear and transparent and that the presentation of the transaction was appropriate.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Denver, Colorado

March 19 2021

Farmland Partners Inc.

Consolidated Balance Sheets

($ in thousands, except par value and share data)

	December 31,
	2020	2019
ASSETS
Land, at cost	$924,952	937,813
Grain facilities	12,091	12,091
Groundwater	10,214	11,473
Irrigation improvements	53,887	53,871
Drainage improvements	12,805	12,674
Permanent plantings	54,374	52,089
Other	8,167	7,827
Construction in progress	9,284	11,911
Real estate, at cost	1,085,774	1,099,749
Less accumulated depreciation	(32,654)	(25,277)
Total real estate, net	1,053,120	1,074,472
Deposits	—	1
Cash	27,217	12,561
Notes and interest receivable, net	2,348	4,767
Right of Use Asset	93	73
Deferred financing fees, net	87	174
Accounts receivable, net	4,120	5,515
Inventory	1,117	1,550
Prepaid expenses and other assets	2,889	3,440
TOTAL ASSETS	$1,090,991	$1,102,553

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$506,625	511,403
Lease Liability	93	73
Dividends payable	1,612	1,593
Derivative liability	2,899	1,644
Accrued interest	3,446	3,111
Accrued property taxes	1,817	1,873
Deferred revenue	37	71
Accrued expenses	8,272	5,868
Total liabilities	524,801	525,636

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, $25.00 per share liquidation preference; 6,037,500 shares authorized; 5,831,870 shares issued and outstanding at December 31, 2020, and 5,972,059 shares issued and outstanding at December 31, 2019	139,766	142,861
Redeemable non-controlling interest in operating partnership, preferred units	120,510	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 30,571,271 shares issued and outstanding at December 31, 2020, and 29,952,608 shares issued and outstanding at December 31, 2019	297	292
Additional paid in capital	345,870	338,387
Retained earnings	1,037	6,251
Cumulative dividends	(54,751)	(48,784)
Other comprehensive income	(2,380)	(1,644)
Non-controlling interests in operating partnership	15,841	19,044
Total equity	305,914	313,546
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST IN OPERATING PARTNERSHIP AND EQUITY	$1,090,991	$1,102,553

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019
OPERATING REVENUES
Rental income	$43,693	$48,119
Tenant reimbursements	3,637	3,146
Crop Sales	1,902	978
Other revenue	1,457	1,321
Total operating revenues	50,689	53,564

OPERATING EXPENSES
Depreciation and depletion	7,972	8,320
Property operating expenses	7,350	7,897
Cost of goods sold	3,387	927
Acquisition and due diligence costs	11	6
General and administrative expenses	5,896	6,102
Legal and accounting	3,742	3,971
Other operating expenses	2	4
Total operating expenses	28,360	27,227
OPERATING INCOME	22,329	26,337

OTHER (INCOME) EXPENSE:
Other income	111	(260)
(Gain) loss on disposition of assets	(2,989)	(7,841)
Interest expense	17,677	19,588
Total other expense	14,799	11,487

Net income before income tax expense	7,530	14,850

Income tax expense	—	—

NET INCOME	7,530	14,850

Net income attributable to non-controlling interest in operating partnership	(411)	(964)

Net income attributable to the Company	$7,119	$13,886

Nonforfeitable distributions allocated to unvested restricted shares	(64)	(77)
Distributions on redeemable non-controlling interests in operating partnership, preferred units	(12,334)	(12,485)

Net (loss) income available to common stockholders of Farmland Partners Inc.	$(5,279)	$1,324

Basic and diluted per common share data:
Basic net (loss) income available to common stockholders	$(0.18)	$0.04
Diluted net (loss) income available to common stockholders	$(0.18)	$0.04
Distributions declared per common share	$0.2000	$0.2000
Basic weighted average common shares outstanding	29,376	30,169
Diluted weighted average common shares outstanding	29,376	30,169

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Twelve Months Ended
	December 31,
	2020	2019
Net Income	$7,530	$14,850
Amortization of OCI	846	—
Net change associated with current period hedging activities	(1,582)	(779)
Comprehensive Income	6,794	14,071
Comprehensive income attributable to non-controlling interests	(411)	(964)
Net income attributable to Farmland Partners Inc.	$6,383	$13,107

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional	Retained		Other	Interest in
			Paid-in	Earnings	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	(Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2018	30,594	300	332,996	4,852	(42,695)	(865)	44,685	339,273

Net income	—	—	—	13,885	—	—	965	14,850
Issuance of stock (write off of deferred offering costs)	—	—	(218)	—	—	—	—	(218)
Grant of unvested restricted stock	226	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(25)	—	(99)	—	—	—	—	(99)
Stock based compensation	2	—	1,527	—	—	—	—	1,527
Dividends accrued or paid	—	—	—	(12,486)	(6,089)	—	(430)	(19,005)
Conversion of common units to shares of common stock	2,678	27	26,217	—	—	—	(26,244)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(779)	—	(779)
Repurchase and cancellation of shares	(3,523)	(35)	(21,968)	—	—	—	—	(22,003)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	(68)	—	—	—	68	—
Balance at December 31, 2019	29,952	292	338,387	6,251	(48,784)	(1,644)	19,044	313,546

Net income	—	—	—	7,118	—	—	411	7,529
Issuance of stock	1,250	12	9,988	—	—	—	—	10,000
Grant of unvested restricted stock	139	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Stock based compensation	—	—	1,060	—	—	—	—	1,060
Dividends accrued or paid	—	—	—	(12,332)	(5,967)	—	(368)	(18,667)
Conversion of common units to shares of common stock	265	3	2,974	—	—	—	(2,976)	1
Net change associated with current period hedging transactions	—	—	—	—	—	(736)	—	(736)
Repurchase and cancellation of shares	(1,034)	(10)	(6,809)	—	—	—	—	(6,819)
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	270	—	—	—	(270)	—
Balance at December 31, 2020	30,571	$297	$345,870	$1,037	$(54,751)	$(2,380)	$15,841	$305,914

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,530	$14,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	7,972	8,320
Amortization of discounts/premiums on debt	308	321
Amortization of net origination fees related to notes receivable	—	(1)
Stock based compensation, net of forfeitures	1,060	1,428
(Gain) loss on disposition of assets	(2,989)	(7,841)
Proceeds from litigation insurance	500	—
Bad debt expense	233	542
Loss on settlement of interest rate swap	846	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,203	1,260
Decrease (increase) in interest receivable	61	(806)
Decrease (increase) in other assets	294	(103)
Decrease (increase) in inventory	433	(1,264)
Increase (decrease) in accrued interest payable	204	(1,242)
Incrase in accrued expenses	1,962	2,417
Increase (decrease) in deferred revenue	138	(114)
Increase (decrease) in accrued property taxes	(29)	227
Net cash provided by operating activities	19,726	17,994

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(919)	(1,403)
Real estate improvements	(2,655)	(6,583)
Principal receipts on notes receivable	1,772	6,679
Issuance of notes receivable	(8)	(1,781)
Proceeds from sale of property	20,478	34,140
Net cash provided by investing activities	18,668	31,052

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	54,361	—
Repayments on mortgage notes payable	(59,027)	(11,385)
Common stock repurchased	(6,819)	(22,003)
Participating preferred stock repurchased	(3,095)	(896)
Payment of debt issuance costs	(332)	—
Payment of swap fees	(182)	—
Proceeds from issuance of common stock	10,000	—
Dividends on common stock	(5,942)	(6,177)
Dividends on Series A preferred units	(3,510)	(3,510)
Dividends on Series B participating preferred stock	(8,824)	(8,975)
Distributions to non-controlling interest in operating partnership	(368)	(430)
Net cash used in financing activities	(23,738)	(53,376)

NET (DECREASE) INCREASE IN CASH	14,656	(4,330)
CASH, BEGINNING OF PERIOD	12,561	16,891
CASH, END OF PERIOD	$27,217	$12,561

Cash paid during period for interest	$15,477	$20,593
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended December 31,
	2020	2019
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividends payable, common stock	$1,530	$1,498
Distributions payable, common units	$82	$95
Preferred Unit distributions accrued	$3,510	$3,510
Preferred Share distributions accrued	$—	$2,240
Deferred offering costs amortized through equity in the period	$—	$218
Additions to real estate improvements included in accrued expenses	$163	$—
Right of use asset/lease liability	$93	$197
Swap fees payable included in accrued interest	$146	$—
Settlement of outstanding notes receivable with property acquisitions	$487	$1,895

See accompanying notes.

Farmland Partners Inc.

Notes to Consolidated Financial Statements

Note 1–Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of December 31, 2020, the Company owned a portfolio of approximately 155,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2020, the Company owned 94.9% of the Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and none of the Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) or shares of our 6.00% Series B Participating Preferred Stock (the “Series B Participating Preferred Stock”). Unlike holders of our common stock, holders of Common units, Series A preferred units, and Series B Participating Preferred Stock, generally do not have voting rights or the power to direct our affairs. See Note 9 to our consolidated financial statements for additional information regarding the Series A preferred units and our Series B Participating Preferred Stock. Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small scale custom farming business. As of December 31, 2020, the TRS performs these custom farming operations on 3,676 acres of farmland owned by the Company located in California, Florida, South Carolina, and Michigan.

All references to numbers and percent of acres within this report are unaudited.

Principles of Combination and Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the presentation used in 2020. Such reclassification had no effect on net income or total equity.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

results could materially differ from those estimates, particularly in light of the ongoing coronavirus (“COVID-19”) pandemic and its effects on the domestic and global economies. So far, the direct impact of the COVID-19 pandemic on our business and operations has been somewhat limited. The Company has experienced a decrease in crop share revenue related to the permanent crop portfolio as a result of a decrease in demand for lemons and blueberries, and delayed and weaker pricing of the 2020 almonds crop as a result of the COVID-19 pandemic and trade war related disruptions.The pandemic has significantly affected only certain sectors of the U.S. agricultural industry to which we have limited or no direct exposure. Despite short and medium-term disruptions in the U.S. agricultural industry, we do not expect global demand for food, feed, fuel and fiber to be materially affected by the COVID-19 pandemic and the related economic turmoil, and therefore in the long term we expect the industry to experience some degree of transformation, but to survive relatively unscathed compared to other industries. We are unable to quantify what the ultimate impact of the pandemic on our business will be.

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

Upon acquisition of real estate under ASC 805, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines, and perennial crops), and grain facilities, and may also consist of intangible assets including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets by valuing the land as if it were unimproved. The Company values improvements, including permanent plantings and grain facilities, at replacement cost, adjusted for depreciation.

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

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases,

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases. As of December 31, 2020, all below market leases had been fully amortized, with amortization totaling $0.0 million recorded in the twelve months ended December 31, 2020.

As of December 31, 2020 and 2019, the Company had $1.3 million and $1.3 million, respectively, recorded for tenant relationship intangibles, gross of accumulated amortization and amortization expense of $1.3 million and $1.2 million, respectively. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and have been amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the years ended December 31, 2019 and 2020, the company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Cash

The Company’s cash at December 31, 2020 and 2019 was held in the custody of three financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable, net except for those costs relating to the Company’s lines of credit which are recognized as an asset within deferred financing fees, net.  During the year ended December 31, 2020, the Company incurred $0.3 million in connection with the payoff of Farmer Mac Notes 8A and 9, the Farm Credit of Central Florida Note, with the related issuance of MetLife 10, (as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable, net”). During the year ended December 31, 2019, the Company incurred no costs in connection with the issuance of debt. Debt issuance costs are

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $0.3 million for each of the years ended December 31, 2020 and 2019, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $1.3 million and $1.0 million as of December 31, 2020 and 2019, respectively.

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of December 31, 2020, the Company had issued three notes under the FPI Loan Program and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Notes Receivable.”

Allowance for Notes and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of December 31, 2020, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in conjunction with proposed or actual offerings of securities. At the completion of the offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the abandonment occurs. The Company incurred $0.0 million in offering costs during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company had $0.0 million in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or actual offerings of securities.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was $0.0 million and $0.1 million as of December 31, 2020 and 2019, respectively, which is recorded on the Consolidated Statement of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if  in relation to revenue recognized in the prior years.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop sold was $3.4 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of December 31, 2020 and December 31, 2019, inventory consisted of the following:

	December 31,
($ in thousands)	2020	2019
Harvested crop	$47	$171
Growing crop	1,070	1,379
General inventory	—	—
	$1,117	$1,550

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

Leases in place as of December 31, 2020 had terms ranging from one to forty years. As of December 31, 2020, the Company had 99 leases over 209 properties with rent escalations. The majority of the Company’s leases provide for a fixed annual or semi-annual cash rent payment. Tenant leases on acquired farms generally require the tenant to pay the Company rent for the entire initial year regardless of the date of acquisition, if the acquisition is closed prior to, or shortly after, planting of crops. If the acquisition is closed later in the year, the Company typically receives a partial rent payment or no rent payment at all.

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds are recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance. Contingent rent recognized for the years ended December 31, 2020 and 2019 totaled $9.3 million and $11.4 million, respectively.

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

Other revenue

The Company recognizes interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including, for periods prior to 2018, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company recorded income tax expense totaling $0.0 million for the years ended December 31, 2020 and 2019.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $(1.9) million in taxable income from the TRS for the year ended December 31, 2020, and $(0.2) million at December 31, 2019. The Company did not have any deferred tax assets or liabilities for these years.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At December 31, 2020, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2019 open tax year.

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of any acquisitions that it undertook during the years ended December 31, 2020 and December 31, 2019.

Derivatives and Hedge Accounting

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its funding. The Company may also use interest rate derivative financial instruments, namely interest rate swaps.

The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements. All contracts entered into during the year ended December 31, 2020 met the criteria to be exempt from derivative accounting and were designated as normal purchase and sales exceptions for hedge accounting.

The Company has in place one interest rate swap agreement with Rabobank to add stability to interest expense and to manage its exposure to interest rate movements. This agreement qualifies as a cash flow hedge and is actively evaluated for its effectiveness (see Note 12 – “Hedge Accounting”). The entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

Additionally, the Company assesses whether the derivative used in its hedging transaction is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative has ceased to be or is not expected to be highly effective as a hedge, and then reflects changes in fair value of the derivative in earnings after termination of the hedge relationship.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s Second Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”).  The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant.  The Company recognizes compensation expense for non-vested shares granted to officers, employees and directors on a straight-line basis over the requisite service period based upon the fair value of the shares on the date of grant, as adjusted for forfeitures. The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.

New or Revised Accounting Standards

Recently adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the method and timing of the recognition of credit losses on financial assets. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. This credit loss standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The Company adopted the new standard on January 1, 2020. The adoption of the standard did not have a material impact on its financial position or results of operations.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

The ASU was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting practical expedient to its cash flow hedge. The Company will continue to evaluate its debt, derivative and lease contracts that are eligible for modification relief and expects to apply those elections as needed.

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

As of December 31, 2020 and 2019, the Company had $0.0 million and $0.1 million, respectively, in deferred revenue. The Company did not have any unamortized below market leases as of December 31, 2020 and 2019, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

The following represents a summary of the rental income recognized during the three years ended December 31, 2020:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2020	2019
Leases in effect at the beginning of the year	$39,138	$45,977
Leases entered into or amended during the year	4,555	2,142
	$43,693	$48,119

Future minimum lease payments from tenants under all non-cancelable leases in place as of December 31, 2020, including lease advances, when contractually due, but excluding tenant reimbursement of expenses and lease payments based on a percentage of farming revenues, for each of the next five years and beyond as of December 31, 2020 are as follows:

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2021	$28,103
2022	16,629
2023	8,716
2024	3,421
2025	2,601
2026 and beyond	23,493
$82,963

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $1.9 million and $1.0 million were recognized for the years ended 2020 and 2019, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2020 and 2019, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental Income Recognized
	For the year ended December 31,
($ in thousands)	2020		2019
Tenant A(1)	$2,042	4.6%	$5,905	12.2%
Tenant B(1)	$7,924	17.8%	$7,056	14.6%

(1)	The Company has numerous permanent crop leases with these major farming companies located in Califonia.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2020 and 2019, and straight line and crop share rental income recorded by the Company for the years then ended by location of the farm:

	Approximate % of Total Acres		Rental Income
	As of December 31,		For the year ended December 31,
Location of Farm	2020	2019	2020	2019
Alabama	0.4%	0.4%	0.2%	0.2%
Arkansas	8.9%	9.1%	4.2%	4.4%
California	7.5%	7.3%	32.6%	34.6%
Colorado	15.8%	15.5%	5.7%	5.4%
Florida	3.0%	3.0%	2.5%	2.1%
Georgia	3.4%	3.4%	2.3%	2.1%
Illinois	24.7%	24.5%	26.7%	24.5%
Kansas	1.3%	1.2%	0.4%	0.3%
Louisiana	5.5%	5.3%	3.1%	3.1%
Michigan	0.4%	0.3%	0.4%	0.8%
Mississippi	2.8%	3.1%	1.8%	1.7%
North Carolina	10.7%	10.5%	7.8%	7.4%
Nebraska	3.8%	3.8%	3.3%	3.3%
South Carolina	9.9%	9.5%	8.0%	8.2%
South Dakota	1.1%	1.0%	0.4%	0.8%
Texas	0.0%	1.3%	0.2%	0.7%
Virginia	0.8%	0.8%	0.4%	0.4%
	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane.  American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman, the Company’s CEO.  During the years ended December 31, 2020 and 2019, the Company incurred costs of $0.1 million and $0.1 million, respectively, from American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s Consolidated Statements of Operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s Consolidated Statements of Operations. As of December 31, 2020 and 2019 the Company had outstanding payables to American Agriculture Aviation LLC of $0.01 million and $0.01 million, respectively.

Note 5—Real Estate

As of December 31, 2020, the Company owned approximately 155,000 acres.

During the year ended December 31, 2020, the Company completed three acquisitions which were accounted for as asset acquisitions in Illinois and Michigan. Aggregate consideration for these acquisitions totaled $1.4 million and was comprised of $0.9 million in cash and a $0.5 million reduction in notes receivable and related interest to the seller through the acquisition of collateralized property. No intangible assets were acquired through these acquisitions.

During the year ended December 31, 2020, the Company completed seven dispositions consisting of eleven farms in Texas, Illinois, Nebraska, Arkansas, and Mississippi. Cash receipts totaled $20.1 million with a total gain on sale of $3.2 million.

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

During the year ended December 31, 2019, the Company completed four dispositions consisting of seven farms in Illinois, Michigan, Florida, and Arkansas. Cash receipts totaled $35.1 million with a total gain on sale of $7.9 million.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimate of expected credit losses on its notes receivable principal balance is $0.0 million as of December 31, 2020 and December 31, 2019. The Company recorded $0.00 million and $0.20 million of credit loss expense related to interest receivables during the twelve months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of
Loan	Payment Terms	December 31, 2020	December 31, 2019	Maturity
Mortgage Note (1)	Principal & interest due at maturity	$-	$1,804	1/15/2017
Mortgage Note (2)	Principal & interest due at maturity	229	234	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due monthly	2,135	2,145	3/16/2022
Mortgage Note (3)	Principal & interest due at maturity	-	62	3/1/2020
Line of Credit (3)	Principal & interest due at maturity	-	369	3/1/2020
Total outstanding principal		2,364	4,614
Interest receivable (net prepaid interest)		277	565
Provision for loan receivable		(293)	(412)
Total notes and interest receivable		$2,348	$4,767
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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

(2)

The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable between the third and fifth anniversary of the notes by the borrower.

(3)	This note was repaid in full during the three months ended March 31, 2020.

A reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2020 and 2019 is set out below:

	Years ended December 31,
	2020	2019
($ in thousands)
Balance at beginning of year	$4,614	$11,159
Additions during year:
New mortgage loans and additional advances on existing loans	8	1,781
Interest income added to principal	-	-
Amortization of discount	-	-
	4,622	12,940
Deductions during year:
Collection of principal	451	8,285
Foreclosure	1,807	41
Balance at end of year	$2,364	$4,614

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms and credit risk whenever the interest rates on the notes receivable are deemed not to be at market rates. As of December 31, 2020 and 2019, the fair value of the notes receivable was $2.4 million and $4.6 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2020 and 2019, the Company had the following indebtedness outstanding:

			Annual Interest				Book Value of
			Rate as of	Principal Outstanding as of			Collateral
($ in thousands)			December 31,	December 31,			as of December 31,
Loan	Payment Terms	Interest Rate Terms	2020	2020	2019	Maturity	2020	2019
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	13,827	13,827	April 2025	$21,441	$21,441
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570	18,570
Farmer Mac Bond #8A (1)	Semi-annual interest only	3.20%	3.20%	-	41,700	June 2020	—	74,310
Farmer Mac Bond #9 (1)	Semi-annual interest only	3.35%	3.35%	-	6,600	July 2020	—	7,940
MetLife Term Loan #1 (2)	Semi-annual interest only	3.30% adjusted every three years	3.30%	85,188	87,942	March 2026	190,768	195,615
MetLife Term Loan #2	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,000	16,000	March 2026	32,323	32,199
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	21,000	21,000	March 2026	27,817	27,817
MetLife Term Loan #4 (2)	Semi-annual interest only	3.30% adjusted every three years	3.30%	15,685	15,685	June 2026	31,266	31,266
MetLife Term Loan #5	Semi-annual interest only	3.50% adjusted every three years	3.50%	8,379	8,379	January 2027	14,281	14,281
MetLife Term Loan #6	Semi-annual interest only	3.45% adjusted every three years	3.45%	27,158	27,158	February 2027	58,087	58,087
MetLife Term Loan #7	Semi-annual interest only	3.20% adjusted every three years	3.20%	17,153	17,153	June 2027	39,470	39,126
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	21,000	21,000	May 2028	41,339	41,223
MetLife Term Loan #10 (4)	Semi-annual interest only	3.00% adjusted every three years	3.00%	53,277	—	October 2030	112,258
Farm Credit of Central Florida (1)	(3)	LIBOR + 2.6875% adjusted monthly	2.94%	—	4,890	September 2023	—	14,745
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	1.85%	62,358	64,358	March 2028	131,819	135,432
Rutledge Note Payable #1 (5)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.56%	17,000	17,000	January 2022	29,857	29,820
Rutledge Note Payable #2 (5)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.56%	25,000	25,000	January 2022	40,403	39,468
Rutledge Note Payable #3 (5)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.56%	25,000	25,000	January 2022	48,164	45,764
Rutledge Note Payable #4 (5)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.56%	15,000	15,000	January 2022	29,226	29,170
Rutledge Note Payable #5 (5)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.56%	30,000	30,000	January 2022	84,406	85,287
Total outstanding principal				508,185	512,852		$1,061,537	$1,051,603
Debt issuance costs				(1,560)	(1,449)
Unamortized premium, net of amortization				-	-
Total mortgage notes and bonds payable, net				$506,625	$511,403
(1)	On October 29, 2020, the Company entered into a $54.4 million term loan with MetLife (MetLife Term Loan #10), the proceeds of which were used to refinance this indebtedness.
(2)	During the year ended December 31, 2017 the Company converted the interest rate on Metlife Term Loans 1 and 4 from variable to fixed rates for a term of three years. Once the term expires the new rate will be determined based on the loan agreements.
(3)	Loan is an amortizing loan with quarterly interest payments that commenced on January 1, 2017 and quarterly principal payments that commence on October 1, 2018, with all remaining principal and outstanding interest due at maturity. This loan was paid down entirely on October 29, 2020 through a refinancing and subsequent issuance of MetLife Term Loan #10.
(4)	Loan was issued on October 29, 2020 as part of a refinancing that paid down the outstanding principal and interest on Farmer Mac Bond 8A, Farmer Mac Bond 9, and Farm Credit of Central Florida.
(5)	On January 29, 2021 the Rutledge Facility maturity was extended to April 1, 2022

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Farmer Mac Facility

As of December 31, 2020 and December 31, 2019, the Operating Partnership had $25.0 million and $73.3 million outstanding, respectively, under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including:  a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at December 31, 2020.

MetLife Term Loans

As of December 31, 2020 and December 31, 2019, the Company and the Operating Partnership had $308.8 million and $258.3 million outstanding, respectively (the “Metlife loans”), under the loan agreements between certain of the Operating Parnterhip’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

In connection with each of the MetLife loan agreements, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agree to unconditionally guarantee the obligations under the Metlife loan agreements (the “MetLife guarantees”). The MetLife guarantees contain a number of customary affirmative and negative covenants.

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of December 31, 2020.

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

On October 29, 2020, certain wholly owned subsidiaries of the Operating Partnership, entered into a loan agreement with MetLife, which provides for a term loan of $54.4 million (“Term Loan 10”). The proceeds of Term Loan 10 was used to repay certain existing debt with near-term maturities. Term Loan 10 matures on October 22, 2030 and is secured by first and senior lien mortgages on certain of the Company’s properties.

Interest on Term Loan 10 is payable in cash semi-annually and accrues at an initial rate of 3.00% per annum, which may be adjusted by MetLife on each of October 1, 2023, October 1, 2026 and October 1, 2029 to an interest rate agreed upon between the borrower’s subsidiaries and MetLife. If no such agreement exists on the third business day prior to the scheduled adjustment, the interest rate will then be adjusted to a rate consistent with interest rates quoted by MetLife for substantially similar loans secured by real estate substantially similar to the Company’s properties securing Term Loan 10.

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

Farm Credit of Central Florida Mortgage Note

As of December 31, 2020 and December 31, 2019, the Company and the Operating Partnership had $0.0 million and $4.9 million outstanding, respectively, and approximately $5.1 million had been drawn down under the Farm Credit mortgage note facility. Proceeds from the Farm Credit mortgage note were used for the development of additional properties.

On October 29, 2020, the proceeds of a refinancing with MetLife were used to repay all outstanding principal and interest on this note.

Rutledge Credit Facility

As of December 31, 2020 and December 31, 2019, the Company and the Operating Partnership had $112.0 million outstanding under the Rutledge facility. As of December 31, 2020, $0 remains available under this facility and the Company was in compliance with all covenants under the Rutledge loan agreements.

In connection with each of the Rutledge loan agreements, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agree to unconditionally guarantee the obligations under the Rutledge loan agreements (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants.

Rabobank Mortgage Note

As of December 31, 2020 and December 31, 2019, the Company and the Operating Partnership had $62.4 million and $64.4 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of December 31, 2020.

LIBOR

LIBOR is expected to be discontinued after 2021. As of December 31, 2020, the Company had $174.4 million of variable- rate debt outstanding with interest rates tied to LIBOR and maturity dates beyond 2021. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Aggregate Maturities

As of December 31, 2020, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2021	$—
2022	112,000
2023	—
2024	2,100
2025	27,087
Thereafter	366,998
$508,185

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2020 and 2019, the fair value of the mortgage notes payable was $535.1 million and $518.9 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

In April 2015, the Company entered into a lease agreement for office space which the Company extended in March 2020 through July 31, 2021. The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, $10,534 in June 2018, $10,701 in June 2019 and $12,373 in August 2020. Beginning in 2019, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised are excluded. Our total lease cost for the years ended December 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively. As of December 31, 2020, the lease has a remaining term of 8 months and a discount rate of 3.35%. On December 23, 2020 the Company entered into a six month lease for a small satellite office space. As the lease is short term in nature, the Company did not record a right of use asset or liability associated with the lease. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future Rental
Year Ending December 31,	Payments
2021	$99
2022	—
2023	—
2024	—
2025 and beyond	—
$99

Litigation

On July 11, 2018, a purported class action lawsuit, captioned Kachmar v. Farmland Partners Inc. (the “Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, captioned Mariconda v. Farmland Partners Inc. (the “Mariconda Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action. Several purported shareholders moved to consolidate the Kachmar Action and the Mariconda Action and for appointment as Lead Plaintiff.  On November 13, 2018, the plaintiff in the Kachmar action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Mariconda Action. On March 11, 2019, the court-appointed lead plaintiffs and additional plaintiff Obelisk Capital Management filed an amended complaint in the Turner Action.  On April 15, 2019, the defendants moved to dismiss the amended complaint in the Turner Action. On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Turner Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification, seeking to have the Turners and purported stockholder Don Brokop appointed as class representative. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint to add Brokop as additional plaintiff in place of Obelisk Capital Management. Defendants filed a response opposing the motion for leave to file a second amended complaint on January 17, 2020, and filed a motion to adjourn the class certification briefing schedule in light of the discovery stay on January 29, 2020. On December 8, 2020, the court granted the Turners motion to amend to add Brokop as an additional plaintiff and denied the company’s motion for judgment on the pleadings.  As a result, the automatic discovery stay was lifted and the court entered a schedule for proceedings going forward.  The company, Mr. Pittman, and Mr. Fabbri filed an opposition to plaintiffs’ motion for class certification on February 8, 2021.  On February 17, 2021, plaintiffs filed a motion to withdraw the Turners as lead plaintiffs and to substitute Brokop as lead plaintiff.  Discovery remains ongoing. At this time, no class has been certified in the Turner Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

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

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint makes similar claims to those in the Turner and Winter Actions. The parties to the Luger Action stipulated to a stay of the case pending further proceedings in the Turner Action and filed a joint motion to stay on February 7, 2020. On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”).  The Hustedde Action complaint makes similar claims to those in the Turner, Winter, Luger, and Barber Actions. On June 26, 2020, the parties reached an agreement to lift the stay in the Luger Action. On September 14, 2020, plaintiffs in the Luger and Hustedde Actions moved to consolidate the two Actions.  On September 23, 2020, the Court consolidated the Luger and Hustedde action under the caption In re Farmland Partners Inc. Stockholder Litigation (the “Stockholder Litigation”).  The Luger and Hustedde (the “Derivative Plaintiffs”), the plaintiffs in the Stockholder Litigation, filed a consolidated amended complaint on October 30, 2020. The Company moved to dismiss the complaint in the Stockholder Litigation on December

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

15, 2020. The Derivative Plaintiffs filed their opposition to the Company’s motion to dismiss on February 12, 2021.  The Company’s reply brief in further support of its motion to dismiss is due to be filed on March 19, 2021.  By agreement of the parties, the individual defendants’ time to respond to the complaint in the Stockholder Litigation is adjourned until decision on the Company’s motion to dismiss.

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

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym for Quinton Mathews, the individual behind Rota Fortunae) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s, including Quinton Mathews’s, internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune, including Quinton Mathews, disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit we filed against Wheel of Fortune. On May 15, 2020, United States District Court for the District of Colorado to which this case was removed issued orders (i) denying Rota Fortunae’s motion to dismiss our claims; and (ii) requiring him to disclose his identity.  On July 28, 2020, the Court granted our motion to amend the complaint to Quinton Mathew’s name as well as the following co-conspirators: QKM, L.L.C., Sabrepoint Capital Management, LP, Donald Marchiony and George Baxter. On February 26, 2021 the Court granted the motion of Sabrepoint Capital Management, LP, Donald Marchiony, and George Baxter to dismiss them on personal jurisdiction grounds. The case is currently in the discovery phase.

Repurchase Options

For certain of the Company’s acquisitions, the seller has retained the option is given to the seller to repurchase the property at a future date for a price, calculated based on an appreciation factor over the original purchase price plus improvements on the property, that at the time of the acquisition the Company expected would be at or above the property’s fair market value at the exercise date. On September 4, 2020, the seller in one of such acquisitions the Company’s tenants exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to close take place on or before January 15, 2025. As of December 31, 2020, the Company has an approximate aggregate net book value of $10.8 million related to assets with unexercised repurchase options, and $15.9 million related to assets with exercised repurchase options.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

The Company consolidates its Operating Partnership, a majority-owned partnership.  As of December 31, 2020, the Company owned 94.9% of the outstanding Common units and the remaining 5.1% of the Common units are included in non-controlling interest in Operating Partnership on the consolidated balance sheets.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the years ended December 31, 2020 and 2019, the Company issued 265,000 and 2,678,187, respectively, of shares of common stock upon redemption of 265,000 and 2,678,187, respectively, Common units that had been tendered for redemption. There were 1.6 million and 1.9 million outstanding Common units eligible to be tendered for redemption as of December 31, 2020 and December 31, 2019, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity transactions including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during each of the two years ended December 31, 2020.  To reflect these changes, adjustments were made to increase / (decrease) the non-controlling interest in the Operating Partnership by $(0.3) million and $0.1 million during the years ended December 31, 2020 and 2019 respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Under the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, Series A preferred units on the balance sheet with the offset charged to retained earnings.  On March 2, 2016, 0.1 million Series A preferred units were issued as partial consideration in the Forsythe farm acquisition (See “Note 5—Real Estate”).  Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. Total liquidation value of such preferred units as of December 31, 2020 and December 31, 2019 was $120.5 million and $120.5 million, respectively, including accrued distributions.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

On or after February 10, 2026 (the “Conversion Right Date”), holders of the Series A preferred units have the right to convert each Series A preferred unit into a number of Common units equal to (i) the $1,000 liquidation preference plus all accrued and unpaid distributions, divided by (ii) the volume-weighted average price per share of the Company’s common stock for the 20 trading days immediately preceding the applicable conversion date. All Common units received upon conversion may be immediately tendered for redemption for cash or, at the Company’s option, for shares of common stock on a one-for-one basis, subject to the terms and conditions set forth in the Partnership Agreement. Prior to the Conversion Right Date, the Series A preferred units may not be tendered for redemption by the Holder.

On or after February 10, 2021, the fifth anniversary of the closing of the Forsythe acquisition, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2020 and 2019:

	Preferred
(in thousands)	Redeemable OP Units	Redeemable Non-controlling Interests
Balance at December 31, 2018	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,510
Balance at December 31, 2019	117	$120,510

Balance at December 31, 2019	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,510
Balance at December 31, 2020	117	$120,510

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

determinable price and date at the option of the Company but upon the occurrence of an event not solely within the control of the Company.

During the year ended December 31, 2020 and 2019, the balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock was $139.8 million and $142.9 million, respectively. During the year ended December 31, 2020, and December 31, 2019 the Company declared and paid dividends relating to the Series B Participating Preferred Stock of $8.8 million and $9.0 million, respectively.

Distributions

The Company’s Board of Directors declared and and the Company paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2020	March 11, 2020	April 1, 2020	April 15, 2020	$0.0500
	May 6, 2020	July 1, 2020	July 15, 2020	$0.0500
	August 4, 2020	October 1, 2020	October 15, 2020	$0.0500
	November 3, 2020	January 1, 2021	January 15, 2021	0.0500
				$0.2000
2019
	February 7, 2019	April 1, 2019	April 15, 2019	0.0500
	May 8, 2019	July 1, 2019	July 15, 2019	0.0500
	August 6, 2019	October 1, 2019	October 15, 2019	$0.0500
	November 11, 2019	January 1, 2020	January 15, 2020	0.0500
				$0.2000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company accrued $3.5 million in distributions payable as of December 31, 2020 which was paid on January 15, 2021.  The distributions are payable annually in arrears on January 15 or the next business day, of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as capital gains or return of capital. During the years ended December 31, 2020 and 2019, 47% and 2%, respectively, of the income distributed in the form of dividends was characterized as ordinary income.

Share Repurchase Program

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. In November 2017, the board of directors approved repurchases of the Company’s Series B Participating Preferred Stock from time to time under the share repurchase program. Subsequently on August 1, 2018, the board of directors increased the authority under the share repurchase program by an aggregate of $30 million. On November 7, 2019, the board of directors increased the authority under the program by an additional $50 million. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock or Series B Preferred Stock and it may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet. During 2020, the Company had repurchased 1,034,167 shares at an average price per share of $6.59 for a total cost of approximately $6.8 million and 140,189 shares of its Series B preferred stock for $3.1 million at an average price of $22.08 per share. As of December 31, 2020, the Company had approximately $41.1 million in shares

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 3, 2017, the Company’s stockholders approved the Second Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.3 million shares. As of December 31, 2020, there were 0.2 million of shares available for future grants under the Plan.

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

During 2020 the Company granted 0.1 million restricted shares of common stock, with an aggregate grant date fair value of $0.9 million, to employees and directors.  The restricted shares vest ratably over a one, three or five-year vesting period, subject to continued service.

During 2019 the Company granted 0.2 million restricted shares of common stock, with an aggregate grant date fair value of $1.4 million, to employees and directors.  The restricted shares vest ratably over a one, three or five-year vesting period, subject to continued service.

During 2020, no restricted shares of common stock were forfeited by independent directors and employees.

During 2019, 25,423 restricted shares of common stock were forfeited by independent directors and employees.  The Company had recorded $28,046 in stock based compensation and paid $3,688 in dividends with respect to such restricted shares. In connection with the forfeiture of restricted shares, the Company reversed $5,249 in previously recorded compensation expense, net of the dividends paid.

A summary of the non-vested restricted shares as of December 31, 2020 and 2019 is as follows:

		Weighted
	Number of	Average Grant
(shares in thousands)	Shares	Date Fair Value
Unvested at January 1, 2019	299	$11.16
Granted	226	$6.07
Vested	(155)	$9.63
Forfeited	(25)	$6.32
Unvested at December 31, 2019	345	$9.49

Granted	139	$6.23
Vested	(168)	$8.24
Forfeited	—	$—
Unvested at December 31, 2020	316	$6.46

For the years ended December 31, 2020 and 2019, the Company recognized $1.1 million and $1.4 million, respectively, of stock-based compensation expense related to these restricted stock awards. As of December 31, 2020 and 2019, there was $1.2 million and $1.4 million, respectively, of total unrecognized compensation costs related to non-vested stock awards which are expected to be recognized over weighted-average periods of 1.5 years.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Earnings per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the year ended December 31,
($ in thousands except per share data)	2020	2019
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$7,119	$13,886
Less: Nonforfeitable distributions allocated to unvested restricted shares	(64)	(77)
Less: Distributions on redeemable non-controlling interersts in operating partnership, Common units	—	—
Less: Distributions on redeemable non-controlling interests in operating partnership, Series A Preferred units	(3,510)	(3,510)
Less: Dividends on Series B Participating Preferred Stock	(8,824)	(8,975)
Net income (loss) attributable to common stockholders	$(5,279)	$1,324

Denominator:
Weighted-average number of common shares - basic	29,376	30,169
Conversion of Series A preferred units(1)	—	—
Conversion of Series B participating preferred stock	—	—
Unvested restricted shares(1)	—	—
Weighted-average number of common shares - diluted	29,376	30,169

Income (loss) per share attributable to common stockholders - basic	$(0.18)	$0.04
Income (loss) per share attributable to common stockholders - diluted	$(0.18)	$0.04
(1)	Anti-dilutive for the years ended December 31, 2020 and 2019.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) and Excess Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 1.8 million and 2.4 million for the years ended December 31, 2020 and 2019, respectively. The weighted average number of Excess Units held by the non-controlling interest was 0.0 million for each of the years ended December 31, 2020 and 2019.

For the years ended December 31, 2020 and 2019, diluted weighted average common shares do not include the impact of 0.3 million of unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive.

The following equity awards and units are outstanding as of December 31, 2020 and 2019, respectively.

(in thousands)	December 31, 2020	December 31, 2019
Common Shares	30,255	29,607
OP Units	1,639	1,904
Unvested Restricted Stock Awards	316	345
	32,210	31,856

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2020 and 2019.

	Quarter Ended
($ in thousands except per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Operating revenues	$11,650	10,517	10,604	17,917
Operating expenses	6,361	6,828	6,955	8,216
Other expenses	4,870	3,517	3,088	3,324
Net (loss) income before income tax	419	172	561	6,377
Income tax expense	—	—	—	—
Net (loss) income	$419	$172	$561	$6,377
Net (loss) available to common stockholders of Farmland Partners Inc.	$(2,737)	$(2,942)	$(2,553)	$2,955

Basic net (loss) per share available to common stockholders(1)	$(0.09)	$(0.10)	$(0.09)	$0.10
Diluted net (loss) per share available to common stockholders(1)	$(0.09)	$(0.10)	$(0.09)	$0.06
Basic weighted average common shares outstanding	29,545	29,433	29,206	29,331
Diluted weighted average common shares outstanding	29,545	29,433	29,206	46,461
(1)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

	Quarter Ended
($ in thousands)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating revenues	$10,889	10,948	9,848	21,879
Operating expenses	6,366	6,994	6,622	7,245
Other expenses	4,514	(2,571)	4,689	4,855
Net (loss) income before income tax	9	6,525	(1,463)	9,779
State income tax expense	—	—	—	—
Net (loss) income	$9	$6,525	$(1,463)	$9,779
Net (loss) income available to common stockholders of Farmland Partners Inc.	$(3,140)	$2,906	$(4,499)	$6,057

Note 11—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On February 11, 2021 the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock and Common units payable on April 15, 2021 to stockholders and unitholders of record as of April 1, 2021.

On February 11, 2021 the Company’s Board of Directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on March 31, 2021 to stockholders of record as of March 15, 2021.

Opportunity Zone Agreement

On January 20, 2021, the Company entered into an agreement with Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”) to sell, throughout the year as exercised by the buyer by stipulated dates, twelve farms located in opportunity zones as designated by the Tax Cuts and Jobs Act of 2017, and to provide farm management services on the farms for the Promised Land Opportunity Zone Farms in exchange for management fees going forward.

Real Estate Acquisition

On February 8, 2021, the Company completed one farm acquisition in the Corn Belt region, consisting of aggregate consideration of $1.4 million.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

Real Estate Dispositions

On January 29, 2021, the Company completed one partial disposition in the Southeast region, consisting of aggregate consideration of $0.8 million and a recorded gain on sale of $0.1 million.

On March 5, 2021, the Company completed the sale of nine farms to the OZ Fund, consisting of aggregate consideration of $18.3 million and recorded a gain on sale of $1.8 million. The Company received cash proceeds of $8.3 million and a convertible note of $2.0 million.

On March 10, 2021, the Company completed one disposition in the Delta and South region, consisting of aggregate consideration of $4.8 million and a recorded gain on sale of $0.5 million.

On March 16, 2021, the Company completed one disposition in the Southeast region, consisting of aggregate consideration of $3.5 million and a recorded gain on sale of $0.5 million.

Common Unit Redemption

On January 8, 2021 and January 25, 2021, the Company issued 64,995 and 93,710 shares of common stock in exchange for 64,995 and 93,710 Common units, respectively, that had been tendered for redemption. See “Note 9—Stockholders’ Equity and Non-Controlling Interests—Non-Controlling Interests in Operating Partnership”.

Debt Maturity Extension

On January 29, 2021, the Company entered into an amendment to extend the maturity dates of its five Rutlege Promissory Notes from January 1, 2022 to April 1, 2022.

Note 12—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its funding. The Company may also use interest rate derivative financial instruments, namely interest rate swaps. As of December 31, 2020, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage intrest rate risk exposure, which is effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the currently outstanding amount to Rabobank, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a

Farmland Partners Inc.

Notes to Consolidated Financial Statements (Continued)

forward curve analysis of determining monthly amortization. Amortization for the year ended December 31, 2020, is $0.8 million. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid over the next six years. The amount of frozen Accumulated Other Comprehensive Income on the de-designated old swap is being amortized out of Other Comprehensive Income through the original termination date (March 1, 2023).

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessement of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. If the qualitative assessment indicates that the hedge relationship is not highly effective, the Company performs a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of December 31, 2020.

As of December 31, 2020, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument is set out below:

($ in thousands)
Instrument	Balance sheet location	Fair Value
Interest rate swap	Derivative liability	$2,899

The effect of derivative instruments on the consolidated statements of operations for the period ended December 31, 2020 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The amount of loss recognized in net income for the years ended December 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively. The net change recognized in net income associated with current period hedging transactions was $(0.7) million and ($0.8) million, for the years ended December 31, 2020 and 2019, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.8 million for the year ended December 31, 2020.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves

The following table outlines the movements in the other comprehensive income account as at December 31, 2020 and December 31, 2019:

($ in thousands)	December 31, 2020	December 31, 2019
Beginning accumulated derivative instrument gain or loss	$(1,644)	$(865)
Net change associated with current period hedging transactions	(1,582)	(779)
Amortization of frozen AOCI on de-designated hedge	846	—
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(2,380)	$(1,644)

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2020

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
California	(m)	44,994	-	44,994	-	0	44,994	-	44,994	-		2017	-
North Carolina	(w)	41,906	-	41,906	5	578	42,484	5	42,489	-	2018	2015	40
California	(m)	33,482	-	33,482	-	0	33,482	-	33,482	-		2017	-
Illinois	(k)	29,627	431	30,058	2,268	50	29,677	2,699	32,376	344	2017, 2018	2017	22
Louisiana	(g)	30,584	1,180	31,764	181	378	30,962	1,361	32,323	243	2018, 2019	2016	27
California	(m)	31,567	-	31,567	-	0	31,567	-	31,567	-		2017	-
California	(p), (s)	19,925	11,521	31,445	(561)	0	19,925	10,960	30,884	3,785	2017	2017	13
Illinois	(k)	22,937	1,484	24,421	1,302	(11)	22,926	2,786	25,711	306	2017, 2018, 2019	2017	26
California	(r)	7,647	11,518	19,164	263	0	7,647	11,781	19,428	1,893	2017, 2018, 2020	2017	21
South Carolina	(t)	12,057	1,474	13,531	5,840	53	12,110	7,314	19,424	876	2014, 2017, 2018, 2019	2014	25
California	(s)	9,998	8,116	18,114	(115)	(0)	9,998	8,001	17,999	2,084	2017	2017	14
California	(s)	10,947	6,878	17,825	64	(0)	10,947	6,942	17,889	1,567	2017	2017	21
North Carolina	(v)	17,627	-	17,627	-	-	17,627	-	17,627	-		2018	-
South Carolina	(l)	14,866	906	15,772	239	(0)	14,866	1,145	16,011	150	2017, 2018	2017	26
Florida	(w)	9,295	202	9,497	2,467	3,433	12,728	2,669	15,397	160	2016, 2017, 2019, 2020	2016	39
California	(s)	11,888	3,398	15,286	(58)	0	11,888	3,340	15,228	960	2017	2017	15
California	(q)	8,326	6,075	14,401	42	(0)	8,326	6,117	14,443	881	2017, 2018, 2019	2017	25
California	(p)	9,043	4,546	13,589	172	(0)	9,043	4,718	13,761	1,080	2017, 2018, 2020	2017	18
California	(q), (s)	10,167	2,902	13,069	197	(0)	10,167	3,099	13,267	930	2017	2017	16
California	(p)	7,492	2,889	10,380	433	0	7,492	3,322	10,814	862	2017, 2019	2017	15
Colorado	(t)	10,716	70	10,786	-	-	10,716	70	10,786	7	2014	2014	39
Illinois	(f)	9,689	420	10,109	(5)	18	9,707	415	10,122	94	2016, 2017, 2018	2016	21
California	(r)	9,534	263	9,796	2	0	9,534	265	9,799	102	2017	2017	14
South Carolina	(w)	8,633	133	8,766	199	39	8,672	332	9,004	32	2015, 2017, 2020	2015	26
California	(s)	6,191	2,772	8,963	0	(0)	6,191	2,772	8,963	656	2017	2017	11
Florida	(q)	2,674	3,565	6,239	2,625	0	2,674	6,190	8,863	981	2017, 2020	2017	16
California	(q)	4,710	3,317	8,027	0	(0)	4,710	3,317	8,027	558	2017	2017	15
Virginia	(w)	7,277	-	7,277	-	-	7,277	-	7,277	-		2015	-
Florida	(o)	6,402	593	6,995	269	0	6,402	862	7,264	222	2017, 2019	2017	17
Arkansas	(t)	6,914	287	7,201	22	16	6,930	309	7,239	54	2014, 2017, 2018	2014	23
North Carolina	(w)	7,239	-	7,239	-	(16)	7,223	-	7,223	-		2015	-
South Carolina	(t)	4,679	25	4,704	2,369	4	4,683	2,394	7,077	392	2020, 2017, 2016, 2015	2014	31
Mississippi	(t)	6,654	133	6,787	3	-	6,654	136	6,790	21	2014, 2015	2014	25
South Dakota	(l)	6,731	-	6,731	-	0	6,731	-	6,731	-		2017	-
Illinois	(f)	6,086	-	6,086	450	11	6,097	450	6,547	33	2018	2016	40
Georgia	(q)	3,574	2,922	6,496	46	0	3,574	2,968	6,542	1,905	2017, 2019	2017	11
Arkansas	(i)	5,924	244	6,168	-	-	5,924	244	6,168	49	2015	2015	21
Illinois	(f)	5,493	-	5,493	338	9	5,502	338	5,841	135	2017	2016	10
North Carolina	(w)	5,750	-	5,750	-	4	5,754	-	5,754	-		2015	-
Arkansas	(o)	5,532	101	5,633	46	3	5,535	147	5,682	40	2017, 2019, 2020	2017	13
Colorado	(j)	792	4,731	5,523	84	1	793	4,815	5,608	323	2016, 2017, 2019	2016	16
Mississippi	(i)	5,338	238	5,576	-	-	5,338	238	5,576	63	2015	2015	15
Illinois	(f)	5,453	105	5,558	7	10	5,463	112	5,575	17	2016	2016	23
Colorado	(l)	4,156	1,280	5,436	(3)	0	4,156	1,277	5,433	199	2017	2017	26
Arkansas	(v)	5,169	185	5,354	(0)	0	5,169	185	5,354	54	2017	2017	15
Louisiana	(t)	5,100	52	5,152	154	-	5,100	206	5,306	51	2017, 2016, 2015	2014	17
Illinois	(f)	4,920	4	4,924	148	8	4,928	152	5,080	11	2017	2016	50
Arkansas	(t)	4,536	50	4,586	81	27	4,563	131	4,693	28	2014, 2017	2014	17
Illinois	(o)	4,575	-	4,575	-	(0)	4,575	-	4,575	-		2017	-
Illinois	(f)	4,522	4	4,526	-	8	4,530	4	4,534	1	2016	2016	10
South Carolina	(t)	2,235	-	2,235	1,577	633	2,868	1,577	4,445	242	2020, 2017, 2016, 2015	2014	26
California	(v)	2,461	1,974	4,435	0	0	2,461	1,974	4,435	356	2017	2017	17
Illinois	(f)	4,350	-	4,350	-	8	4,358	-	4,358	-		2016	-
Arkansas	(j)	4,035	38	4,073	188	-	4,035	226	4,260	22	2016, 2017, 2018, 2019	2016	28
North Carolina	(w)	4,242	-	4,242	-	4	4,246	-	4,246	-		2015	-

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2020

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Colorado	(t)	3,566	359	3,925	67	-	3,566	426	3,992	62	2014, 2017, 2018	2014	20
North Carolina	(w)	3,864	-	3,864	-	8	3,872	-	3,872	-		2015	-
Illinois	(f)	3,821	-	3,821	-	8	3,829	-	3,829	-		2016	-
Georgia	(i)	3,306	368	3,674	18	-	3,306	386	3,692	67	2015, 2016, 2017, 2018	2015	24
Illinois	(h)	2,981	-	2,981	634	-	2,981	634	3,615	87	2017, 2009	2007 & 2010	38
Alabama	(q)	1,719	1,883	3,602	(8)	(0)	1,719	1,875	3,595	328	2017	2017	16
Mississippi	(b)	3,471	41	3,512	63	-	3,471	104	3,575	12	2015, 2017	2015	35
Illinois	(f)	3,541	-	3,541	-	6	3,547	-	3,547	-		2016	-
Illinois		3,500	28	3,528	324	(351)	3,149	352	3,501	32	2016, 2018	2016	28
Illinois	(h)	1,290	-	1,290	2,199	-	1,290	2,199	3,488	280	2017, 2015, 2011	2007	38
Illinois	(f)	3,470	-	3,470	4	6	3,476	4	3,480	1	2016	2016	12
Nebraska	(t)	1,881	55	1,936	1,476	1	1,882	1,531	3,413	230	2017, 2015, 2012	2012	31
Illinois	(f)	2,997	68	3,065	253	5	3,002	321	3,323	123	2018, 2016	2016	16
Illinois	(f)	3,212	-	3,212	95	6	3,218	95	3,313	7	2018	2016	40
Illinois	(f)	3,277	-	3,277	-	5	3,282	-	3,282	-		2016	-
South Carolina	(b)	1,959	344	2,303	970	-	1,959	1,314	3,273	128	2017, 2015	2015	35
Illinois	(f)	3,186	-	3,186	-	74	3,260	-	3,260	-		2016	-
Illinois	(f)	3,232	-	3,232	-	(63)	3,169	-	3,169	-		2016	-
Illinois	(o)	3,163	-	3,163	-	(0)	3,163	-	3,163	-		2017	-
Arkansas	(w)	2,808	184	2,992	70	51	2,859	254	3,113	58	2015, 2017, 2018, 2020	2015	20
Georgia	(l)	1,905	-	1,905	982	202	2,107	982	3,089	89	2017, 2018	2017	32
Illinois	(f)	3,058	-	3,058	-	5	3,063	-	3,063	-		2016	-
Arkansas	(t)	2,985	156	3,141	8	(96)	2,889	164	3,053	46	2014, 2016	2014	16
Illinois	(f)	3,030	-	3,030	-	6	3,036	-	3,036	-		2016	-
Arkansas	(b)	3,264	165	3,429	191	(590)	2,674	356	3,030	77	2014, 2015, 2016, 2017	2014	27
South Carolina	(t)	2,199	138	2,337	670	22	2,221	808	3,028	86	2014, 2015, 2017, 2019, 2020	2014	30
Colorado	(t)	3,099	-	3,099	-	(133)	2,966	-	2,966	-		2014	-
Illinois	(f)	2,882	42	2,924	-	5	2,887	42	2,929	13	2016	2016	12
Illinois	(f)	2,682	-	2,682	204	8	2,690	204	2,894	15	2017	2016	50
Nebraska	(c)	2,601	114	2,715	131	-	2,601	245	2,845	20	2015, 2016, 2018, 2019	2015	27
Illinois	(h)	2,573	-	2,573	236	(1)	2,572	236	2,809	19	2017	2010	50
North Carolina	(v)	2,768	-	2,768	-	-	2,768	-	2,768	-		2018	-
Arkansas	(t)	2,645	40	2,685	42	21	2,666	82	2,748	12	2014, 2018, 2019	2014	18
Illinois	(f)	2,718	-	2,718	-	5	2,723	-	2,723	-		2016	-
California	(s)	967	1,357	2,324	375	(0)	967	1,732	2,699	327	2017, 2018	2017	21
Nebraska	(c)	2,539	78	2,617	(23)	-	2,539	55	2,594	11	2016	2015	20
Nebraska	(w)	693	1,785	2,478	90	-	693	1,875	2,567	227	2014, 2016, 2018, 2019	2014	17
Michigan	(i)	904	1,654	2,558	-	-	904	1,654	2,558	291	2015	2015	23
Illinois	(f)	2,542	-	2,542	-	5	2,547	-	2,547	-		2016	-
Colorado	(b)	1,995	84	2,079	466	-	1,995	550	2,545	111	2018, 2017, 2016	2015	17
Illinois	(l)	2,525	-	2,525	-	(0)	2,525	-	2,525	-		2017	-
Arkansas	(t)	2,262	82	2,344	4	96	2,358	86	2,444	12	2014, 2015	2014	27
Illinois	(f)	2,423	-	2,423	-	5	2,428	-	2,428	-		2016	-
Nebraska	(c)	2,280	44	2,324	95	-	2,280	139	2,419	25	2017, 2016, 2015	2015	22
Illinois	(f)	2,402	-	2,402	-	4	2,406	-	2,406	-		2016	-
South Carolina	(t)	1,803	158	1,961	422	-	1,803	580	2,383	53	2014, 2015, 2020	2014	26
South Carolina	(l)	1,321	91	1,412	721	246	1,567	812	2,379	73	2017, 2018, 2020	2017	34
South Carolina	(v)	1,406	806	2,212	128	(0)	1,406	934	2,341	150	2017, 2018, 2019	2017	31
Colorado	(t)	2,328	-	2,328	-	-	2,328	-	2,328	-		2014	-
Arkansas	(t)	2,316	-	2,316	3	-	2,316	3	2,319	-		2014	-
Nebraska	(c)	2,316	126	2,442	(126)	-	2,316	-	2,316	-		2015	-
Colorado		637	1,604	2,241	-	0	637	1,604	2,241	328	2017	2017	27
Illinois	(f)	2,015	-	2,015	216	4	2,019	216	2,235	12	2016, 2019	2016	34
Illinois	(f)	2,100	-	2,100	98	4	2,104	98	2,202	7	2018	2016	40

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2020

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
North Carolina	(v)	2,177	-	2,177	-	-	2,177	-	2,177	-		2018	-
Colorado	(b)	1,365	663	2,028	101	-	1,365	764	2,129	81	2015	2015	21
Arkansas	(t)	2,014	96	2,110	-	(8)	2,006	96	2,102	22	2014	2014	22
South Carolina	(v)	1,090	-	1,090	776	230	1,320	776	2,097	52	2018, 2019	2018	39
Illinois	(f)	2,075	-	2,075	-	4	2,079	-	2,079	-		2016	-
Colorado	(w)	1,301	699	2,000	70	-	1,301	769	2,070	71	2015, 2016, 2017, 2019	2015	26
South Carolina	(t)	1,568	-	1,568	433	64	1,632	433	2,065	52	2015, 2017, 2019	2014	27
Illinois	(h)	1,700	-	1,700	346	-	1,700	346	2,046	38	2017	2012	35
Colorado	(t)	1,817	210	2,027	1	(7)	1,810	211	2,021	69	2014, 2016	2014	14
Illinois	(f)	1,996	-	1,996	-	3	1,999	-	1,999	-		2016	-
Colorado	(j)	1,760	-	1,760	239	-	1,760	239	1,999	31	2017	2016	24
Illinois	(f)	2,103	105	2,208	-	(226)	1,877	105	1,982	17	2016	2016	25
Illinois	(f)	1,972	-	1,972	-	3	1,975	-	1,975	-		2016	-
Illinois	(f)	1,956	-	1,956	-	4	1,960	-	1,960	-		2016	-
Illinois	(f)	1,945	-	1,945	-	4	1,949	-	1,949	-		2016	-
Illinois	(j)	1,905	-	1,905	-	-	1,905	-	1,905	-		2016	-
Colorado	(w)	1,622	-	1,622	271	-	1,622	271	1,894	6	2020	2019	28
Illinois	(f)	1,891	-	1,891	-	3	1,894	-	1,894	-		2016	-
Colorado	(t)	1,079	812	1,891	-	-	1,079	812	1,891	72	2014	2014	31
Illinois	(f)	1,859	-	1,859	-	4	1,863	-	1,863	-		2016	-
Illinois	(f)	1,853	-	1,853	-	3	1,856	-	1,856	-		2016	-
Illinois	(o)	1,825	-	1,825	-	-	1,825	-	1,825	-		2018	-
Illinois	(f)	1,693	-	1,693	109	3	1,696	109	1,805	8	2017	2016	50
Illinois	(f)	1,769	-	1,769	-	3	1,772	-	1,772	-		2016	-
North Carolina	(w)	1,770	-	1,770	-	-	1,770	-	1,770	-		2015	-
Illinois	(h)	1,750	-	1,750	-	-	1,750	-	1,750	-		2009	-
Illinois	(o)	1,735	-	1,735	-	0	1,735	-	1,735	-		2017	-
Illinois	(f)	1,731	-	1,731	-	3	1,734	-	1,734	-		2016	-
Illinois	(f)	1,643	88	1,731	-	3	1,646	88	1,734	15	2016	2016	23
Illinois	(f)	1,718	-	1,718	-	3	1,721	-	1,721	-		2016	-
Nebraska	(t)	1,610	32	1,642	81	(2)	1,608	113	1,720	16	2014, 2015	2014	28
Illinois	(f)	1,614	94	1,708	-	3	1,617	94	1,711	16	2016	2016	23
Nebraska	(t)	1,639	46	1,685	10	(2)	1,637	56	1,694	8	2014, 2015	2014	31
Colorado	(t)	1,305	376	1,681	10	-	1,305	386	1,691	143	2014, 2016	2014	16
Illinois	(f)	1,675	4	1,679	(4)	3	1,678	-	1,678	-		2016	-
Michigan	(i)	779	851	1,630	39	-	779	890	1,669	251	2016, 2019	2016	19
South Carolina	(w)	1,303	225	1,528	134	-	1,303	359	1,663	47	2016, 2017, 2020	2016	35
South Carolina	(t)	1,078	-	1,078	548	29	1,107	548	1,655	66	2015, 2017	2014	30
Illinois	(f)	1,523	-	1,523	126	3	1,526	126	1,651	9	2017	2016	50
Illinois	(f)	1,620	-	1,620	-	3	1,623	-	1,623	-		2016	-
Nebraska	(c)	1,314	65	1,379	242	-	1,314	307	1,621	56	2015	2015	20
Nebraska	(t)	1,539	-	1,539	70	-	1,539	70	1,608	6	2015	2012	45
Illinois	(f)	1,603	-	1,603	-	3	1,606	-	1,606	-		2016	-
Nebraska	(b)	1,244	69	1,313	269	-	1,244	338	1,582	38	2014, 2015	2014	22
Georgia	(j)	1,330	72	1,402	180	-	1,330	252	1,581	30	2016, 2019	2016	19
Illinois	(h)	1,423	60	1,483	68	-	1,423	128	1,551	27	2013	2007	27
Colorado	(t)	1,353	184	1,537	-	-	1,353	184	1,537	89	2014	2014	9
Illinois	(t)	1,500	-	1,500	26	-	1,500	26	1,526	2	2015	2008	50
Kansas	(i)	1,915	-	1,915	-	(395)	1,520	-	1,520	-		2015	-
Illinois	(f)	1,481	-	1,481	-	3	1,484	-	1,484	-		2016	-
Illinois	(o)	1,471	-	1,471	-	-	1,471	-	1,471	-		2018	-
Mississippi	(w)	1,437	33	1,470	-	-	1,437	33	1,470	4	2015, 2017	2015	29
Illinois	(f)	1,435	-	1,435	-	3	1,438	-	1,438	-		2016	-
South Carolina	(l)	1,032	170	1,203	218	13	1,045	388	1,433	48	2017, 2018	2017	24
Illinois	(w)	1,403	-	1,403	-	-	1,403	-	1,403	-		2019	-

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2020

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Nebraska	(b)	1,100	28	1,128	248	-	1,100	276	1,376	23	2014, 2015, 2018	2014	22
Nebraska	(v)	1,149	-	1,149	202	-	1,149	202	1,350	17	2018	2018	33
Illinois	(f)	1,229	-	1,229	116	2	1,231	116	1,347	9	2018	2016	40
Nebraska	(c)	1,346	34	1,380	(34)	-	1,346	-	1,346	-		2015	-
Illinois	(f)	1,320	-	1,320	-	2	1,322	-	1,322	-		2016	-
Nebraska	(i)	1,232	56	1,288	-	31	1,263	56	1,319	7	2015	2015	24
Nebraska	(c)	1,279	23	1,302	6	-	1,279	29	1,308	10	2015, 2017	2015	12
Colorado	(t)	1,238	-	1,238	-	45	1,283	-	1,283	-		2014	-
Nebraska	(c)	1,242	37	1,279	(5)	-	1,242	32	1,273	5	2015	2015	23
Illinois	(f)	1,259	-	1,259	-	2	1,261	-	1,261	-		2016	-
Illinois	(b)	1,120	-	1,120	138	-	1,120	138	1,258	11	2016	2008	50
Illinois	(f)	1,254	-	1,254	-	2	1,256	-	1,256	-		2016	-
Colorado	(t)	1,030	170	1,200	31	-	1,030	201	1,231	102	2014, 2016, 2017	2014	14
Illinois	(f)	1,219	-	1,219	-	2	1,221	-	1,221	-		2016	-
Illinois	(t)	1,147	-	1,147	60	-	1,147	60	1,207	5	2016	2013	50
Illinois	(h)	1,003	-	1,003	198	-	1,003	198	1,201	12	2015, 2017	2008	40
Nebraska	(c)	1,077	33	1,110	80	-	1,077	113	1,189	7	2015	2015	23
Colorado	(t)	579	513	1,092	18	65	644	531	1,175	185	2014, 2015, 2016	2014	19
Illinois	(f)	1,171	-	1,171	-	2	1,173	-	1,173	-		2016	-
Illinois	(f)	1,126	44	1,170	-	2	1,128	44	1,172	6	2016	2016	31
Illinois	(f)	1,130	35	1,165	-	2	1,132	35	1,167	8	2016	2016	23
North Carolina	(v)	1,161	-	1,161	-	-	1,161	-	1,161	-		2018	-
Illinois	(f)	1,439	-	1,439	-	(279)	1,160	-	1,160	-		2016	-
Illinois	(f)	1,115	28	1,143	9	2	1,117	37	1,155	9	2016, 2018	2016	20
Nebraska	(h)	1,109	40	1,149	-	-	1,109	40	1,149	8	2012	2012	20
Nebraska	(c)	1,136	11	1,147	-	-	1,136	11	1,147	7	2015	2015	6
Illinois	(f)	1,075	-	1,075	70	2	1,077	70	1,147	5	2018	2016	40
Colorado	(t)	747	393	1,140	-	-	747	393	1,140	47	2014	2014	26
Illinois	(f)	1,119	-	1,119	-	2	1,121	-	1,121	-		2016	-
Colorado	(t)	1,128	68	1,196	(32)	(45)	1,083	36	1,119	3		2014	-
Colorado	(t)	1,105	-	1,105	-	-	1,105	-	1,105	-		2014	-
Colorado	(t)	773	323	1,096	-	-	773	323	1,096	46	2014	2014	21
Illinois	(f)	1,063	27	1,090	-	2	1,065	27	1,092	9	2016	2016	23
Illinois	(f)	1,080	-	1,080	-	2	1,082	-	1,082	-		2016	-
Illinois	(f)	1,083	-	1,083	-	(6)	1,077	-	1,077	-		2016	-
Illinois	(f)	$ 989	$ -	$ 989	$ 77	$ 2	$ 991	$ 77	$ 1,068	$ 6	2018	2016	40
Nebraska	(i)	848	197	1,045	22	-	848	219	1,067	34	2014, 2015, 2017	2014	25
Colorado	(t)	554	443	997	70	(3)	551	513	1,064	51	2014, 2015, 2017	2014	28
Illinois	(f)	1,058	-	1,058	-	2	1,060	-	1,060	-		2016	-
Illinois	(f)	995	-	995	58	2	997	58	1,054	4	2017	2016	50
Nebraska	(t)	994	20	1,014	41	(2)	992	61	1,052	11	2014, 2015	2014	27
Illinois	(t)	801	97	898	152	-	801	249	1,050	20	2016	2004, 2006, 2016	50
Colorado	(h)	819	94	913	113	-	819	207	1,026	36	2014, 2017, 2018	2010	20
Colorado	(w)	809	141	950	64	-	809	205	1,014	28	2015	2015	31
Illinois	(f)	1,005	-	1,005	-	2	1,007	-	1,007	-		2016	-
Georgia	(i)	795	65	860	105	31	826	170	997	21	2016, 2017	2016	31
Illinois	(f)	950	40	990	-	2	952	40	992	5	2016	2016	32
Illinois	(h)	991	-	991	-	-	991	-	991	-		2012	-
Illinois	(f)	980	-	980	-	2	982	-	982	-		2016	-
Illinois	(f)	975	-	975	-	2	977	-	977	-		2016	-
Illinois	(f)	972	-	972	-	2	974	-	974	-		2016	-
Illinois	(f)	968	-	968	-	2	970	-	970	-		2016	-
Georgia	(w)	756	202	958	-	(1)	755	202	958	22	2016	2016	36
Illinois	(f)	844	-	844	112	2	846	112	958	3	2019	2016	40
Illinois	(h)	923	53	976	(29)	-	923	24	947	2	2011	2011	50

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2020

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Kansas	(t)	805	178	983	-	(38)	767	178	945	70	2014	2014	14
Illinois	(f)	939	-	939	-	1	940	-	940	-		2016	-
Illinois	(t)	902	34	936	-	-	902	34	936	6	2008	2008	21
Illinois	(f)	800	130	930	-	2	802	130	932	20	2016	2016	27
Illinois	(f)	845	63	908	-	2	847	63	910	13	2016	2016	22
Colorado	(t)	481	373	854	2	46	527	375	902	136	2014, 2016	2014	17
Illinois	(f)	855	55	910	(12)	1	856	43	899	6	2016	2016	28
Illinois	(f)	879	-	879	4	2	881	4	884	1	2016	2016	20
Illinois	(w)	866	18	884	-	-	866	18	884	-	2020	2020	48
Illinois	(i)	815	-	815	60	-	815	60	875	5	2017	2015	50
Georgia	(j)	718	144	862	10	-	718	154	872	25	2016	2016	25
Illinois	(f)	864	-	864	-	1	865	-	865	-		2016	-
Nebraska	(b)	862	-	862	-	-	862	-	862	-		2015	-
Illinois	(f)	857	-	857	-	1	858	-	858	-		2016	-
Illinois	(f)	854	-	854	-	1	855	-	855	-		2016	-
Illinois	(h)	644	93	737	107	-	644	200	844	16	2015	2000	50
Illinois	(i)	762	-	762	75	-	762	75	837	15	2016	2015	20
Nebraska	(t)	742	-	742	94	-	742	94	836	15	2013	2012	25
Illinois	(b)	700	110	810	20	-	700	130	830	10	2006, 2015	2004	50
Illinois	(l)	825	-	825	-	0	825	-	825	-		2017	-
Illinois	(f)	774	47	821	-	2	776	47	823	8	2016	2016	25
Illinois	(o)	805	-	805	-	(0)	805	-	805	-		2017	-
Colorado	(t)	803	-	803	-	-	803	-	803	-		2014	-
Illinois	(f)	775	-	775	3	2	777	3	780	-	2018	2016	50
Nebraska	(t)	702	72	774	-	(2)	700	72	772	8	2014	2014	35
Illinois	(f)	762	-	762	-	1	763	-	763	-		2016	-
Illinois	(o)	748	-	748	-	(0)	748	-	748	-		2017	-
Illinois	(f)	746	-	746	-	2	748	-	748	-		2016	-
Illinois	(f)	744	-	744	-	2	746	-	746	-		2016	-
Kansas	(t)	737	-	737	-	-	737	-	737	-		2014	-
Nebraska	(i)	711	22	733	-	-	711	22	733	4	2015	2015	20
Illinois	(f)	732	-	732	-	1	733	-	733	-		2016	-
Illinois	(f)	729	-	729	-	1	730	-	730	-		2016	-
Illinois	(f)	727	-	727	-	2	729	-	729	-		2016	-
Illinois	(h)	725	-	725	-	-	725	-	725	-		2010	-
Illinois	(h)	668	-	668	51	1	669	51	720	4	2015	2007	50
Illinois	(o)	717	-	717	-	-	717	-	717	-		2018	-
Illinois	(f)	671	96	767	(54)	1	672	42	714	6	2016	2016	28
Illinois	(v)	701	-	701	-	(0)	701	-	701	-		2017	-
Illinois	(j)	667	30	697	-	-	667	30	697	5	2016	2016	24
Illinois	(h)	693	-	693	-	-	693	-	693	-		2008	-
Georgia	(i)	555	106	661	9	18	573	115	687	15	2015, 2018, 2019	2015	32
Illinois	(h)	684	-	684	-	-	684	-	684	-		2007	-
South Carolina	(l)	477	57	534	148	(0)	477	205	682	22	2017	2017	32
Illinois	(i)	681	-	681	-	-	681	-	681	-		2015	-
Illinois	(i)	667	-	667	-	1	668	-	668	-		2016	-
Illinois	(h)	448	100	548	110	-	448	210	658	17	2006, 2015	2003	50
Illinois	(o)	652	-	652	-	-	652	-	652	-		2018	-
Illinois	(f)	612	38	650	-	1	613	38	651	5	2016	2016	29
Georgia	(i)	482	142	624	-	10	492	142	634	19	2016, 2017	2016	27
Illinois	(f)	630	-	630	-	1	631	-	631	-	2016	2016	-
Illinois	(f)	617	-	617	-	1	618	-	618	-		2016	-
Illinois	(h)	610	-	610	-	-	610	-	610	-		2012	-
Colorado	(t)	374	201	575	2	30	404	203	608	73	2014, 2016, 2017	2014	11
Nebraska	(b)	607	-	607	-	-	607	-	607	-		2015	-

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2020

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Georgia	(w)	469	108	577	25	-	469	133	603	12	2016	2016	36
Illinois	(f)	601	-	601	-	1	602	-	602	-		2016	-
Nebraska	(b)	561	-	561	-	41	602	-	602	-		2014	-
Illinois	(f)	552	-	552	31	1	553	31	583	1	2019	2016	40
Illinois	(t)	527	37	564	16	-	527	53	580	4	2011	2011	50
Illinois	(f)	576	-	576	-	1	577	-	577	-		2016	-
Illinois	(j)	563	-	563	-	-	563	-	563	-		2016	-
South Carolina		460	-	460	98	-	460	98	558	5	2019, 2020	2018	24
North Carolina	(v)	554	-	554	-	-	554	-	554	-		2018	-
Georgia	(i)	475	53	528	16	-	475	69	545	14	2015, 2018	2015	17
Illinois	(f)	536	-	536	-	1	537	-	537	-		2016	-
Illinois	(f)	534	-	534	-	1	535	-	535	-		2016	-
Illinois	(f)	487	-	487	41	1	488	41	529	3	2017	2016	50
Illinois	(f)	505	-	505	-	9	514	-	514	-		2016	-
Nebraska	(c)	500	10	510	-	-	500	10	510	7	2015	2015	6
Illinois	(f)	507	-	507	-	1	508	-	508	-		2016	-
Kansas	(l)	319	181	500	(0)	0	319	181	500	35	2017, 2019	2017	25
Illinois	(h)	442	38	480	-	-	442	38	480	6	2009	2009	24
Illinois	(f)	466	-	466	-	1	467	-	467	-		2016	-
Illinois	(f)	421	-	421	43	1	422	43	465	3	2016	2016	50
South Carolina	(v)	354	-	354	109	-	354	109	463	8	2018, 2019, 2020	2018	23
Illinois	(f)	447	-	447	-	-	447	-	447	-		2016	-
Illinois	(o)	428	-	428	-	-	428	-	428	-		2018	-
Colorado	(t)	419	-	419	-	-	419	-	419	-		2014	-
Illinois	(h)	290	38	328	87	-	290	125	415	10	2006, 2015	2006	50
Illinois	(i)	371	-	371	38	-	371	38	409	3	2017	2016	50
Illinois	(b)	398	-	398	-	-	398	-	398	-		2008	-
Colorado	(i)	-	-	-	-	395	395	-	395	-		2015	-
Illinois	(h)	322	36	358	22	-	322	58	380	5	2006, 2017, 2018	2006	44
Illinois	(f)	370	-	370	-	1	371	-	371	-		2016	-
Illinois	(f)	362	-	362	-	1	363	-	363	-		2016	-
Illinois	(o)	363	-	363	-	-	363	-	363	-		2018	-
Illinois	(t)	102	59	161	201	-	102	260	362	21	2006, 2017	2003	50
Illinois	(f)	360	-	360	-	1	361	-	361	-		2016	-
Illinois	(f)	359	-	359	-	1	360	-	360	-		2016	-
Illinois	(h)	271	73	344	16	-	271	89	360	7	2006, 2015	2001	50
Illinois	(f)	353	-	353	-	1	354	-	354	-		2016	-
Illinois	(t)	321	24	345	(8)	-	321	16	337	1	2011	2011	50
Illinois	(f)	296	-	296	39	-	296	39	335	1	2019	2016	40
Kansas	(j)	235	90	325	3	-	235	93	328	17	2016, 2017	2016	21
Illinois	(f)	320	-	320	-	1	321	-	321	-		2016	-
North Carolina	(v)	310	-	310	-	-	310	-	310	-		2018	-
Colorado	(t)	224	-	224	46	39	263	46	309	-		2014	-
Michigan		298	-	298	-	-	298	-	298	-		2020	-
Illinois	(f)	286	-	286	-	1	287	-	287	-		2016	-
Illinois	(f)	282	-	282	-	1	283	-	283	-		2016	-
Colorado	(t)	276	-	276	-	-	276	-	276	-		2014	-
Illinois	(f)	254	-	254	-	1	255	-	255	-		2016	-
Illinois	(h)	252	-	252	-	-	252	-	252	-		2012	-
Illinois	(f)	240	-	240	-	-	240	-	240	-		2016	-
Colorado	(i)	236	-	236	-	-	236	-	236	-		2015	-
Illinois	(f)	233	-	233	-	-	233	-	233	-		2016	-
Illinois	(o)	233	-	233	-	-	233	-	233	-		2018	-
Illinois	(h)	203	44	247	(24)	-	203	20	223	2	2006	2006	50
Illinois	(f)	216	-	216	-	1	217	-	217	-		2016	-

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2020

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
Description	Encumbrances	Land	Improvements	Total	Improvements	Land Improvements	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation in Latest Income Statements is Computed
Illinois	(h)	200	16	216	(16)	-	200	-	200	-		2011	-
Illinois	(o)	196	-	196	-	-	196	-	196	-		2018	-
Georgia		142	39	180	2	0	142	41	183	5	2017	2017	30
Illinois	(f)	179	-	179	-	1	180	-	180	-		2016	-
Illinois	(f)	153	-	153	20	-	153	20	173	1	2019	2016	40
Illinois	(f)	170	-	170	-	-	170	-	170	-		2016	-
Illinois	(f)	157	-	157	-	1	158	-	158	-		2016	-
Michigan		13	93	106	-	-	13	93	106	3	2020	2020	20
Michigan		3	80	83	-	-	3	80	83	2	2020	2020	20
Colorado		-	-	-	69	-	-	69	69	6	2017	2017	40
Illinois		35	-	35	-	-	35	-	35	-		2020	-
Illinois		34	86	120	(86)	-	34	-	34	(3)		2016	-
Colorado		-	-	-	-	-	-	-	-	-		2017	-
Adjustments							-	1,167	1,167	3,583
Other	(u)	44,280	1,969	46,249	1,057	578	44,858	3,026	47,885	357

Farmer Mac Bond #6	$ 13,827
Farmer Mac Bond #7	$ 11,160
Met Life Bond #1	$ 85,188
Met Life Bond #2	$ 16,000
Met Life Bond #3	$ 21,000
Met Life Bond #4	$ 15,685
Met Life Bond #5	$ 8,379
Met Life Bond #6	$ 27,158
Met Life Bond #7	$ 17,153
Met Life Bond #8	$ 44,000
Met Life Bond #9	$ 21,000
MetLife Bond #10	$ 53,277
Rutledge Credit Facility #1	$ 17,000
Rutledge Credit Facility #2	$ 25,000
Rutledge Credit Facility #3	$ 25,000
Rutledge Credit Facility #4	$ 15,000
Rutledge Credit Facility #5	$ 30,000
Rabo Agrifinance Note	$ 62,359
Totals	$ 508,186	$ 919,874	$ 110,260	$ 1,030,134	$ 40,110	$ 5,083	$ 924,957	$ 151,537	$ 1,076,488	$ 32,648

(b)is part of a collateral pool for the $13.8 million Farmer Mac Bond #6

(c)is part of a collateral pool for the $11.2 million Farmer Mac Bond #7

(f)is part of a collateral pool for the $85.2 million Met Life Bond #1

(g)is part of a collateral pool for the $16.0 million Met Life Bond #2

(h)is part of a collateral pool for the $21.0 million Met Life Bond #3

(i)is part of a collateral pool for the $15.7 million Met Life Bond #4

(j)is part of a collateral pool for the $8.4 million Met Life Bond #5

(k)is part of a collateral pool for the $27.2 million Met Life Bond #6

(l)is part of a collateral pool for the $17.2 million Met Life Bond #7

(m)is part of a collateral pool for the $44.0 million Met Life Bond #8

(o)is part of a collateral pool for the $17.0 million Rutledge Credit Facility 1

(p)is part of a collateral pool for the $25.0 million Rutledge Credit Facility 2

(q)is part of a collateral pool for the $25.0 million Rutledge Credit Facility 3

(r)is part of a collateral pool for the $15.0 million Rutledge Credit Facility 4

(s)is part of a collateral pool for the $30.0 million Rutledge Credit Facility 5

(t)is part of a collateral pool for the $62.4 million Agrifinance Note

(u)

Other category is comprised of 102 farms in 8 states that on an individual basis make up less than 5% of gross total land plus improvements as of December 31, 2020. Approximately $1,607 is part of a collateral pool for the $13,827 Farmer Mac Bond #6, $510 is part of a collateral pool for the $11,160 Farmer Mac Bond #7, $18,268 is part of a collateral pool for the $85,188 Met Life Bond #1, $6,400 is part of a collateral pool for the $21,000 Met Life Bond #3, $4,988 is part of a collateral pool for the $15,685 Met Life Bond #4, $1,588

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2020

($ In Thousands)

is part of a collateral pool for the $8,379 Met Life Bond #5, $1,182 is part of a collateral pool for the $17,153 Met Life Bond #7, $4,142 is part of a collateral pool for the $25,000 Rutledge Credit Facility 1, $5,203 is part of a collateral pool for the $62,359 Rabo Agrifinance Note, $2,028 is part of a collateral pool for the $21,000 Met Life Bond #9, and $603 is part of a collateral pool for the $53,277 Met Life Bond #10.

(v)is part of a collateral pool for the $21.0 million Met Life Bond #9

(w)is part of a collateral pool for the $53.3 million Met Life Bond #10

(x)all of the above properties listed in Schedule III are farms.

(y)The aggregate cost of land and depreciable property for federal income tax purposes was approximately $1.02 billion as of December 31, 2020.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(In Thousands)

	Years ended December 31,
	2020	2019
Real Estate:
Balance at beginning of year	$1,087,767	$1,108,016
Additions during period
Additions through construction of improvements	5,316	5,326
Disposition of property and improvements	(18,069)	(62,468)
Acquisitions through business combinations and/or asset acquisitions	1,406	36,893
Balance at end of year	$1,076,420	$1,087,767

Accumulated Depreciation:
Balance at beginning of year	$25,223	$18,148
Disposition of improvements	(521)	(947)
Additions charged to costs and expenses	7,900	8,022
Balance at end of year	$32,602	$25,223

Real Estate balance per schedule	$1,076,420	$1,087,767
Construction in progress	9,283	11,911
Other non-real estate	71	71
Balance per consolidated balance sheet	$1,085,774	$1,099,749

Accumulated depreciation per schedule	$32,602	$25,223
Other non-real estate	52	54
Balance per consolidated balance sheet	$32,654	$25,277