Form 10-Q
period 2021-03-31
Farmland Partners Inc.
filed 2021-05-14
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 10, 2021, 30,839,891 shares of the Registrant’s common stock (32,319,978 on a fully diluted basis, including 1,480,087 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2021 (Unaudited) and December 31, 2020

(in thousands except par value and share data)

	March 31,	December 31,
	2021	2020
ASSETS
Land, at cost	$903,728	$924,952
Grain facilities	11,283	12,091
Groundwater	10,214	10,214
Irrigation improvements	52,077	53,887
Drainage improvements	12,606	12,805
Permanent plantings	53,519	54,374
Other	6,930	8,167
Construction in progress	9,893	9,284
Real estate, at cost	1,060,250	1,085,774
Less accumulated depreciation	(33,366)	(32,654)
Total real estate, net	1,026,884	1,053,120
Deposits	52	—
Cash	36,070	27,217
Assets held for sale	541	—
Notes and interest receivable, net	2,416	2,348
Convertible notes receivable	2,417	—
Right of use asset	58	93
Deferred financing fees, net	66	87
Accounts receivable, net	3,071	4,120
Inventory	1,104	1,117
Prepaid and other assets	2,530	2,889
TOTAL ASSETS	$1,075,209	$1,090,991

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$486,704	$506,625
Lease liability	58	93
Dividends payable	1,616	1,612
Derivative liability	1,581	2,899
Accrued interest	3,249	3,446
Accrued property taxes	2,285	1,817
Deferred revenue	7,705	37
Accrued expenses	9,117	8,272
Total liabilities	512,315	524,801

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 6,037,500 shares authorized; 5,823,579 shares issued and outstanding at March 31, 2021, and 5,831,870 at December 31, 2020	139,552	139,766
Redeemable non-controlling interest in operating partnership, Series A preferred units	117,878	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 30,839,891 shares issued and outstanding at March 31, 2021, and 30,571,271 shares issued and outstanding at December 31, 2020	298	297
Additional paid in capital	347,856	345,870
Retained earnings	332	1,037
Cumulative dividends	(56,291)	(54,751)
Other comprehensive income	(879)	(2,380)
Non-controlling interests in operating partnership	14,148	15,841
Total equity	305,464	305,914

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,075,209	$1,090,991

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended
	March 31,
	2021	2020
OPERATING REVENUES:
Rental income	$10,259	$10,073
Tenant reimbursements	938	861
Crop sales	216	335
Other revenue	162	381
Total operating revenues	11,575	11,650

OPERATING EXPENSES
Depreciation, depletion and amortization	1,935	2,000
Property operating expenses	1,931	1,861
Cost of goods sold	250	566
General and administrative expenses	1,617	1,451
Legal and accounting	2,742	482
Other operating expenses	2	1
Total operating expenses	8,477	6,361
OPERATING INCOME	3,098	5,289

OTHER (INCOME) EXPENSE:
Other (income) expense	(43)	121
Loss (gain) on disposition of assets	(3,392)	86
Interest expense	4,056	4,663
Total other expense	621	4,870

Net income before income tax expense	2,477	419

Income tax expense	—	—

NET INCOME (LOSS)	2,477	419

Net (income) loss attributable to non-controlling interests in operating partnership	(117)	(25)

Net income (loss) attributable to the Company	2,360	394

Nonforfeitable distributions allocated to unvested restricted shares	(14)	(16)
Distributions on Series A Preferred Units and Series B Preferred Stock	(3,064)	(3,115)

Net loss available to common stockholders of Farmland Partners Inc.	$(718)	$(2,737)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$(0.02)	$(0.09)
Diluted net (loss) available to common stockholders	$(0.02)	$(0.09)
Basic weighted average common shares outstanding	30,418	29,545
Diluted weighted average common shares outstanding	30,418	29,545
Dividends declared per common share	$0.05	$0.05

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Net Income (loss)	$2,477	$419
Amortization of OCI	293	—
Net change associated with current period hedging activities	1,208	(1,583)
Comprehensive Income	3,978	(1,164)
Comprehensive income attributable to non-controlling interests	(117)	(25)
Net income (loss) attributable to Farmland Partners Inc.	$3,861	$(1,189)

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2021 and 2020

(Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2019	29,952	$292	$338,387	$6,251	$(48,784)	$(1,644)	$19,044	$313,546

Net income	—	—	—	394	—	—	25	419
Issuance of stock	—	—	—	—	—	—	—	—
Grant of unvested restricted stock	139	—	—	—	—	—	—	—
Stock based compensation	—	—	242	—	—	—	—	242
Dividends accrued or paid	—	—	—	(3,115)	(1,498)	—	(95)	(4,708)
Net change associated with current period hedging transactions						(1,583)		(1,583)
Repurchase and cancellation of shares	(225)	(3)	(1,396)	—	—	—	—	(1,399)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	224	—	—	—	(224)	—
Balance at March 31, 2020	29,866	$289	$337,457	$3,530	$(50,282)	$(3,227)	$18,750	$306,517

Balance at December 31, 2020	30,571	$297	$345,870	$1,037	$(54,751)	$(2,380)	$15,841	$305,914

Net income	—	—	—	2,360	—	—	117	2,477
Issuance of stock	—	—	—	—	—	—	—	—
Grant of unvested restricted stock	113	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Stock based compensation	—	—	251	—	—	—	—	251
Dividends accrued or paid	—	—	—	(3,065)	(1,540)	—	(74)	(4,679)
Conversion of common units to shares of common stock	159	1	1,697	—	—	—	(1,698)	—
Net change associated with current period hedging transactions	—	—	—	—	—	1,501	—	1,501
Repurchase and cancellation of shares	—	—	—	—	—	—	—	—
Adjustment to non-controlling interest resulting from changes in ownership of the Operating Partnership	—	—	38	—	—	—	(38)	—
Balance at March 31, 2021	30,840	$298	$347,856	$332	$(56,291)	$(879)	$14,148	$305,464

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,477	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,935	2,000
Amortization of deferred financing fees and discounts/premiums on debt	76	74
Stock based compensation	251	242
(Gain) loss on disposition of assets	(3,392)	86
Bad debt expense	—	41
Amortization of dedesignated interest rate swap	293	—
Changes in operating assets and liabilities:
Increase (Decrease) in accounts receivable	1,045	(294)
Increase in interest receivable	(13)	(49)
Decrease in other assets	268	759
Increase (Decrease) in inventory	13	(69)
Increase (Decrease) in accrued interest	(233)	317
Increase (Decrease) in accrued expenses	557	(1,306)
Increase in deferred revenue	7,622	10,109
Increase in accrued property taxes	507	538
Net cash provided by operating activities	11,406	12,867
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(2,933)	—
Real estate and other improvements	(539)	(1,148)
Principal receipts on notes receivable	5	441
Issuance of note receivable	—	(5)
Proceeds from sale of property	28,486	167
Net cash provided by (used in) investing activities	25,019	(545)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on mortgage notes payable	(19,976)	(42)
Participating preferred stock repurchased	(214)	(977)
Common stock repurchased	—	(1,397)
Payment of debt issuance costs	—	(130)
Payment of swap fees	(73)	—
Dividends on common stock	(1,530)	(1,498)
Distribution on Series A preferred units	(3,510)	(3,510)
Distribution on Series B participating preferred stock	(2,187)	(2,240)
Distributions to non-controlling interests in operating partnership, common	(82)	(95)
Net cash used in financing activities	(27,572)	(9,889)

NET INCREASE (DECREASE) IN CASH	8,853	2,433
CASH, BEGINNING OF PERIOD	27,217	12,561
CASH, END OF PERIOD	$36,070	$14,994
Cash paid during period for interest	$3,828	$4,352
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,542	$1,498
Dividend payable, common units	$74	$95
Distributions payable, Series A preferred units	$878	$878
Convertible notes receivable	$2,417	$—
Additions to real estate improvements included in accrued expenses	$453	$—
Repayments on mortgage notes payable from dispositions	$13,577	$—
Swap fees payable included in accrued interest	$36	$—
Right of Use Asset	$58	$198
Lease Liability	$58	$198

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of March 31, 2021

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of March 31, 2021, the Company owned a portfolio of approximately 149,000 acres which are consolidated in these financial statements. All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2021, the Company owned a 95.4% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected  to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of March 31, 2021, the TRS performed these custom farming operations on 1,232 acres of farmland owned by the Company located in California and Michigan.

All references to numbers and percent of acres within this report are unaudited.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended March 31, 2021 and 2020 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three months ended March 31, 2021 and 2020 is unaudited.  The accompanying financial statements for the three months ended March 31, 2021 and 2020 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”)

on March 19, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of actual operating results for the entire year ending December 31, 2021.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates, particularly in light of the ongoing coronavirus (“COVID-19”) pandemic and its effects on the domestic and global economies. So far, the direct impact of the COVID-19 pandemic on our business and operations has been relatively limited. The Company experienced a decrease in crop share revenue during 2020 related to its permanent crop portfolio as a result of a decrease in demand for lemons and blueberries, and delayed and weaker pricing of the 2020 almonds crop as a result of the COVID-19 pandemic and trade war related disruptions. Despite short- and medium-term disruptions in the U.S. agricultural industry, we do not expect global demand for food, feed, fuel and fiber to be materially affected by the COVID-19 pandemic and the related economic turmoil, and therefore in the long term we expect the industry to experience some degree of transformation, but to survive relatively unscathed in comparison to other industries. We are unable to quantify the ultimate impact of the pandemic on our business.

Real Estate Acquisitions

When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or, group of similar identifiable assets, it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset, or a group of similar assets, and contains acquired inputs and processes which have the ability to contribute to the creation of outputs, these acquisitions are accounted for as business combinations.

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

As of March 31, 2021 and December 31, 2020, the Company had $1.3 million in tenant relationship intangibles, gross of accumulated amortization of $1.3 million, which results in a zero net value on our balance sheet. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and have been amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three months ended March 31, 2021, the company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Assets Held For Sale

The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. As of March 31, 2021, the Company has classified certain of its agriculture equipment as held for sale. The equipment is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.

Convertible Notes Receivable

On January 20, 2021, the Company entered into property sale and long-term management agreements with Promised Land Opportunity Zone Farms I, LLC ("OZ Fund"), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States ("QOZs"), as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold 9 farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. The Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”). The OZ Convertible Notes have an interest rate of 1.35% and an aggregate principal balance of $2.4 million as of March 31, 2021. Unless earlier converted, approximately $2.0 million of the OZ Convertible Notes have a maturity date of March 5, 2031, and approximately $0.4 million have a maturity date of March 31, 2031. At the Company’s option, the OZ Convertible Notes are convertible into membership interests in the OZ Fund at any time on or before December 31, 2021. The OZ Fund has the option to purchase additional properties from the Company.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. As of March 31, 2021 the Company had liquidity requirements which were not anticipated to be funded from ongoing operating cash flows in the foreseeable future which were largely impacted by debt repayments which are coming due in 2022. The Company has a history of being able to refinance its debt obligations to manage its debt maturities. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs. Management’s first course of action is to work with its lenders to refinance debt which is coming due on terms acceptable to the Company. In the event the Company is unsuccessful in refinancing its debt on terms acceptable to the Company, management would look to liquidate certain assets to fund its liquidity shortfall. Management believes its plans are sufficient to overcome the liquidity pressures which existed at March 31, 2021.

Allowance for Doubtful Accounts

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the method and timing of the recognition of credit losses on financial assets. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. This credit loss standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. In November 2018, the FASB issued ASU 2018-19, which clarified that operating lease receivables are outside the scope of the new standard. The Company adopted the new standard on January 1, 2020. The adoption of the standard did not have a material impact on its financial position or results of operations.

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. As of March 31, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $0.0 million.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crop was $0.2 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of March 31, 2021 and December 31, 2020, inventory consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Harvested crop	$407	$47
Growing crop	697	1,070
General inventory	—	—
	$1,104	$1,117

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

As of March 31, 2021, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

New or Revised Accounting Standards

Recently adopted

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

Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds (contingent rent). Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds may be recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance.

Certain of the Company’s leases provide for minimum cash rent plus a bonus based on gross farm proceeds. Revenue under this type of lease is recognized on a straight-line basis over the lease term based on the minimum cash rent. Bonus rent is recognized upon notification from the tenant of the gross farm proceeds for the year.

Most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of March 31, 2021 have terms ranging from one to forty years. Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2021 and December 31, 2020, the Company had $7.7 million and $0.0 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three months ended March 31, 2021 and 2020:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2021	2020
Leases in effect at the beginning of the year	$9,471	$9,341
Leases entered into during the year	788	732
	$10,259	$10,073

Future minimum lease payments from tenants under all non-cancelable leases in place as of March 31, 2021, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2021 and each of the next four years and thereafter as of March 31, 2021 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2021 (remaining nine months)	$22,045
2022	18,323
2023	10,579
2024	4,194
2025	2,759
Thereafter	23,493
$81,393

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.2 million and $0.3 million were recognized for the three months ended March 31, 2021 and 2020, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2021, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Historically, and in the future, if a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2021 and 2020 and the percentage of rental income recorded by the Company for the three months ended March 31, 2021 and 2020 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm (2)	2021	2020	2021	2020
Corn Belt	28.8%	27.7%	33.6%	32.1%
Delta and South	16.1%	17.6%	11.2%	10.2%
High Plains	19.8%	20.0%	6.2%	7.8%
Southeast	27.5%	27.4%	21.4%	23.5%
West Coast	7.8%	7.3%	27.6%	26.4%
	100.0%	100.0%	100.0%	100.0%
(1)	Due to regional disparities in the use of leases with crop share components and seasonal variations in the recognition of crop share revenue, regional comparisons by rental income are not fully representative of each region’s income-producing capacity until a full year is taken into account.
(2)	Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.04 million and $0.03 million during the three months ended March 31, 2021 and 2020, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

Note 5—Real Estate

The Company completed two acquisitions, consisting of two properties, in the Corn Belt region during the three months ended March 31, 2021. Aggregate consideration for these acquisitions totaled $2.9 million and was comprised of  cash. No intangible assets were acquired through these acquisitions.

The Company did not complete any acquisitions during the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company completed six dispositions consisting of fourteen properties in the Corn Belt, West Coast, Southeast, and Delta and South regions. The Company received cash consideration for these dispositions totaling $28.5 million and $2.4 million of convertible notes receivable, and recognized an aggregate gain on sale of $3.4 million.

The Company did not complete any dispositions during the three months ended March 31, 2020.

Note 6—Notes Receivable

In August 2015, the Company introduced an agricultural lending product focused on farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects. The Company seeks to make loans that are collateralized by farm real estate or growing crops and in principal amounts of $0.1 million or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimate of expected credit losses on its notes receivable principal balance is $0.0 million as of March 31, 2021 and December 31, 2020. The Company recorded $0.00 million of credit loss expense related to interest receivables during the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	March 31, 2021	December 31, 2020	Date
Mortgage Note (1)	Principal & interest due at maturity	$223	$229	12/7/2028
Mortgage Note (1)	Principal due at maturity & interest due monthly	2,135	2,135	3/16/2022
Total outstanding principal		2,358	2,364
Interest receivable (net prepaid interest)		291	277
Provision for interest receivable		(233)	(293)
Total notes and interest receivable		$2,416	$2,348
(1)

The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable by the buyer between the third and fifth anniversary of the issuance of the notes.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of March 31, 2021 and December 31, 2020, the fair value of the notes receivable was $2.4 million.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of March 31, 2021 and December 31, 2020, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			March 31,	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	Interest Rate Terms	2021	2021	2020	Date	2021
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$13,827	April 2025	$21,441
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570
MetLife Term Loan #1 (1)	Semi-annual interest only	3.30% adjusted every three years	3.30%	83,204	85,188	March 2026	186,795
MetLife Term Loan #2	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,000	16,000	March 2026	32,323
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,800	21,000	March 2026	26,141
MetLife Term Loan #4 (1)	Semi-annual interest only	3.30% adjusted every three years	3.30%	13,016	15,685	June 2026	25,690
MetLife Term Loan #5	Semi-annual interest only	3.50% adjusted every three years	3.50%	6,779	8,379	January 2027	10,022
MetLife Term Loan #6	Semi-annual interest only	3.45% adjusted every three years	3.45%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.20% adjusted every three years	3.20%	16,198	17,153	June 2027	36,381
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	4.19% adjusted every three years	4.19%	16,800	21,000	May 2028	39,056
MetLife Term Loan #10	Semi-annual interest only	3.00% adjusted every three years	3.00%	51,808	53,277	October 2030	109,199
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	1.81%	59,459	62,358	March 2028	128,888
Rutledge Note Payable #1 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.54%	17,000	17,000	April 2022	29,857
Rutledge Note Payable #2 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.54%	25,000	25,000	April 2022	40,403
Rutledge Note Payable #3 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.54%	25,000	25,000	April 2022	48,164
Rutledge Note Payable #4 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.54%	15,000	15,000	April 2022	29,226
Rutledge Note Payable #5 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.54%	30,000	30,000	April 2022	83,809
Total outstanding principal				488,209	508,185		$1,034,094
Debt issuance costs				(1,505)	(1,560)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$486,704	$506,625
(1)	During the year ended December 31, 2017 the Company converted the interest rate on Metlife Term Loans 1 and 4 from variable to fixed rates for a term of three years. Once the term expires the new rate will be determined based on the loan agreements.
(2)	On January 29, 2021 the Rutledge Facility (as defined below) maturity was extended to April 1, 2022.

Farmer Mac Facility

As of March 31, 2021 and December 31, 2020, the Operating Partnership had approximately $25.0 million outstanding under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at March 31, 2021.

MetLife Term Loans

As of March 31, 2021 and December 31, 2020, the Company and the Operating Partnership had $291.8 million and $308.8 million outstanding, respectively (the “Metlife loans”), under the loan agreements between certain of the Operating Partnership’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

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

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of March 31, 2021.

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

Farm Credit of Central Florida Mortgage Note

As of March 31, 2021 and December 31, 2020, the Company had $0.0 million outstanding and approximately $5.1 million had been drawn down under the Farm Credit of Central Florida mortgage note facility. Proceeds from the Farm Credit mortgage note were used for the development of additional properties.

On October 29, 2020, the proceeds of a refinancing with MetLife were used to repay all outstanding principal and interest on this note.

Rutledge Credit Facility

As of March 31, 2021 and December 31, 2020, the Company and the Operating Partnership had $112.0 million outstanding under the credit facility with Rutledge Investment Company (the “Rutledge Facility”). As of March 31, 2021, $0 remains available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

In connection with each of the loan agreements relating to the Rutledge Facility, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the loan agreements related to the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants.

Rabobank Mortgage Note

As of March 31, 2021 and December 31, 2020, the Company and the Operating Partnership had $59.5 million and $62.4 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of March 31, 2021.

LIBOR

LIBOR is expected to be discontinued after 2021. As of March 31, 2021, the Company had $171.5 million of variable- rate debt outstanding with interest rates tied to LIBOR and maturity dates beyond 2021. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.4 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively.

Aggregate Maturities

As of March 31, 2021, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2021 (remaining nine months)	$—
2022	112,000
2023	—
2024	2,100
2025	27,087
Thereafter	347,022
$488,209

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2021 and December 31, 2020, the fair value of the mortgage notes payable was $497.7 million and $535.1 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

In April 2015, the Company entered into a lease agreement for office space which the Company extended in March 2020 through July 31, 2021. The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, $10,534 in June 2018, $10,701 in June 2020 and $12,373 in August 2020. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the three months ended March 31, 2021 and 2020 was $0.04 million and $0.03 million, respectively. As of March 31, 2021, the lease has a remaining term of five months and a discount rate of 3.35%. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2021 (remaining nine months)	$62
2022	—
2023	—
2024	—
2025	—
Thereafter	—
$62

Litigation

On July 11, 2018, a purported class action lawsuit, captioned Kachmar v. Farmland Partners Inc. (the “Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, captioned Mariconda v. Farmland Partners Inc. (the “Mariconda Action”) was filed in the United States District Court for the District of Colorado, alleging substantially identical claims as the Kachmar Action. Several purported shareholders moved to consolidate the Kachmar Action and the Mariconda Action and for appointment as Lead Plaintiff.  On November 13, 2018, the plaintiff in the Kachmar action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Mariconda Action. On March 11, 2019, the court-appointed lead plaintiffs and additional plaintiff Obelisk Capital Management filed an amended complaint in the Turner Action.  On April 15, 2019, the defendants moved to dismiss the amended complaint in the Turner Action. On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Turner Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification, seeking to have the Turners and purported stockholder Don Brokop appointed as class representative. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint to add Brokop as an additional plaintiff in place of Obelisk Capital Management. Defendants filed a response opposing the motion for leave to file a second amended complaint on January 17, 2020, and filed a motion to adjourn the class certification briefing schedule in light of the discovery stay on January 29, 2020. On December 8, 2020, the court granted the Turners’ motion to amend to add Brokop as an additional plaintiff and denied the Company’s motion for judgment on the pleadings. As a result, the automatic discovery stay was lifted and the court entered a schedule for proceedings going forward. The Company, Mr. Pittman, and Mr. Fabbri filed an opposition to plaintiffs’ motion for class certification on February 8, 2021.  On February 17, 2021, plaintiffs filed a motion to withdraw the Turners as lead plaintiffs and to substitute Brokop as lead plaintiff.  Discovery remains ongoing. At this time, no class has been certified in the Turner Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

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

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint makes similar claims to those in the Turner and Winter Actions. The parties to the Luger Action stipulated to a stay of the case pending further proceedings in the Turner Action and filed a joint motion to stay on February 7, 2020. On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”).  The Hustedde Action complaint makes similar claims to those in the Turner, Winter, Luger, and Barber Actions. On June 26, 2020, the parties reached an agreement to lift the stay in the Luger Action. On September 14, 2020, plaintiffs in the Luger and Hustedde Actions moved to consolidate the two Actions.  On September 23, 2020, the Court consolidated the Luger and Hustedde action under the caption In re Farmland Partners Inc. Stockholder Litigation (the “Stockholder Litigation”).  The Luger and Hustedde (the “Derivative Plaintiffs”), the plaintiffs in the Stockholder Litigation, filed a consolidated amended complaint on October 30, 2020. The Company moved to dismiss the complaint in the Stockholder Litigation on December 15, 2020. The Derivative Plaintiffs filed their opposition to the Company’s motion to dismiss on February 12, 2021.  The Company’s reply brief in further support of its motion to dismiss was filed on March 19, 2021.  By agreement of the parties, the individual defendants’ time to respond to the complaint in the Stockholder Litigation has been adjourned pending the Court’s decision on the Company’s motion to dismiss.

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

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym for Quinton Mathews, the individual behind Rota Fortunae) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting and related postings on social media, the trading price of our common stock declined by approximately 40%. We believe that Wheel of Fortune’s, including Quinton Mathews’s, internet posting was made in connection with a “short and distort” scheme to profit from a decline in our stock price based on false and misleading information. The lawsuit that we filed alleges that Wheel of Fortune, including Quinton Mathews, disseminated material false, misleading and defamatory information about us that has harmed us and our stockholders. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit we filed against Wheel of Fortune. On May 15, 2020, United States District Court for the District of Colorado to which this case was removed issued orders (i) denying Rota Fortunae’s motion to dismiss our claims; and (ii) requiring him to disclose his identity.  On July 28, 2020, the Court granted our motion to amend the complaint to add Quinton Mathew’s name as well as the following co-conspirators: QKM, L.L.C., Sabrepoint Capital Management, LP, Donald Marchiony and George Baxter. On February 26, 2021 the Court granted the motion of Sabrepoint Capital Management, LP, Donald Marchiony, and George Baxter to dismiss them solely on personal jurisdiction grounds. The case is currently in the discovery phase.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of March 31, 2021, the Company has an approximate aggregate net book value of $10.8 million related to assets with unexercised repurchase options, and $15.9 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership. As of March 31, 2021 and December 31, 2020, the Company owned 95.4% and 94.9% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 4.6% and 5.1% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company issued 158,705 and 265,000, respectively, of shares of common stock upon redemption of 158,705 and 265,000, respectively, of Common units that had been tendered for redemption. There were 1.5 million and 1.6 million outstanding Common units eligible to be tendered for redemption as of March 31, 2021 and December 31, 2020, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the three months ended March 31, 2021 and 2020.  To reflect these changes, adjustments were made to increase / decrease the non-controlling interest in the Operating Partnership by $0.0 million and $0.2 million during the three months ended March 31, 2021 and 2020 respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. Total liquidation value of such preferred units as of March 31 2021 and December 31, 2020 was $117.9 million and $120.5 million, respectively, including accrued distributions.

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

On or after February 10, 2021, the fifth anniversary of the closing of the acquisition mentioned above, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the three months ended March 2021 and 2020:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2019	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2020	117	$117,878

Balance at December 31, 2020	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2021	117	$117,878

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of March 31, 2021 and December 31, 2020 was $139.6 million and $139.8 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended March 31, 2021and the year ended December 31, 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2021	February 11, 2021	April 1, 2021	April 15, 2021	$0.0500
				$0.0500

2020	November 3, 2020	January 1, 2021	January 15, 2021	$0.0500
	August 4, 2020	October 1, 2020	October 15, 2020	$0.0500
	May 6, 2020	July 1, 2020	July 15, 2020	$0.0500
	March 11, 2020	April 1, 2020	April 15, 2020	$0.0500
				$0.2000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $0.9 million in distributions payable as of March 31, 2021. The distributions are payable annually in arrears on January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Share Repurchase Program

On March 15, 2017, the Company’s board of directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. In November 2017, the board of directors approved repurchases of the Company’s Series B Participating Preferred Stock from time to time under the share repurchase program. Subsequently on August 1, 2018, the board of directors increased the authority under the share repurchase program by an aggregate of $30 million. On November 7, 2020, the board of directors increased the authority under the program by an additional $50 million. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock or Series B Preferred Stock and it may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet.

During the three months ended March 31, 2021, the Company repurchased zero shares of its common stock and 8,291 shares of its Series B preferred stock for $0.2 million at an average price of $25.82 per share. As of March 31, 2021, the Company had approximately $40.9 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of March 31, 2021, there were 0.1 million shares available for future grants under the Plan.

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

A summary of the nonvested shares as of March 31, 2021 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2020	316	$6.46
Granted	113	11.58
Vested	(157)	6.61
Forfeited	—	—
Unvested at March 31, 2021	272	$8.48

For the three months ended March 31, 2021 and 2020, the Company recognized $0.3 million and $0.2 million, respectively, of stock-based compensation expense related to restricted stock awards. As of March 31, 2021 and December 31, 2020, there were $2.2 million and $1.1 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 2.1 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2020, resulting in no change in fair value for the three months ended March 31, 2021.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$2,360	$394
Less: Nonforfeitable distributions allocated to unvested restricted shares	(14)	(16)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,064)	(3,115)
Net loss attributable to common stockholders	$(718)	$(2,737)

Denominator:
Weighted-average number of common shares - basic	30,418	29,545
Conversion of preferred units(1)	—	—
Unvested restricted shares(1)	—	—
Redeemable non-controlling interest(1)	—	—
Weighted-average number of common shares - diluted	30,418	29,545

Loss per share attributable to common stockholders - basic	$(0.02)	$(0.09)
(1)	Anti-dilutive for the three months ended March 31, 2021 and 2020

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 1.5 million and 1.9 million for the three months ended March 31, 2021 and 2020, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2021 and 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three months ended March 31, 2021 and 2020, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021	December 31, 2020
Shares	30,568	30,255
Common Units	1,480	1,639
Unvested Restricted Stock Awards	272	316
	32,320	32,210

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of March 31, 2021, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage intrest rate risk exposure, which is effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the currently outstanding amount to Rabobank, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization. Amortization for the three months ended March 31, 2021, is $0.3 million. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid over the next six years. Termination fees paid during the quarter ended March 31, 2021 were $0.1 million. The amount of frozen Accumulated Other Comprehensive Income on the de-designated old swap is being amortized out of Other Comprehensive Income through the original termination date (March 1, 2023).

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessement of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company performs a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of March 31, 2021.

As of March 31, 2021, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative liability	$1,581

The effect of derivative instruments on the consolidated statements of operations for the periods ended March 31, 2021 and 2020 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The amount of loss recognized in net income for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.0 million, respectively. The net change associated with current period hedging transactions was $1.2 million and ($1.6) million, for the three months ended March 31, 2021 and 2020, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.3 million for the three months ended March 31, 2021.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2021. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Beginning accumulated derivative instrument gain or loss	$(2,380)	$(1,644)
Net change associated with current period hedging transactions	1,208	(1,582)
Amortization of frozen AOCI on de-designated hedge	293	846
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(879)	$(2,380)

Note 11—Subsequent Events

Dividends

On May 7, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.375 per share of 6.00% Series B Participating Preferred Stock payable on June 30, 2021 to stockholders of record as of June 15, 2021.

On May 7, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on July 15, 2021 to stockholders and unitholders of record as of July 1, 2021.

Real Estate Dispositions

On April 26, 2021, the Company completed one farm disposition in the Corn Belt region, consisting of aggregate consideration of $0.1 million and a recorded gain on sale of $0.02 million.

Real Estate Acquisitions

On April 27, 2021, the Company completed one farm acquisition in the Corn Belt region for $0.2 million in cash consideration.

Equity Incentive Plan

      On May 7, 2021, the Third Amended and Restated 2014 Equity Incentive Plan was approved by shareholders.

Share Repurchases

      From April 1, 2021, through the date of this report, the Company repurchased 16,782 shares of Series B participating preferred stock for an aggregate total of $0.4 million at a weighted average price of $25.98.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our  consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities Exchange Commission (“SEC”) on March 19, 2021, which is accessible on the SEC’s website at www.sec.gov.  References to “we,” .“our,” “us” and “our company” refer to Farmland Partners Inc., a Maryland corporation, together with our consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which we are the sole member of the sole general partner.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 149,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota and Virginia. As of the date of this Quarterly Report on Form 10-Q, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2021, we owned 95.4% of the Common units and none of the Series A preferred units nor the Series B Participating Preferred Stock. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of March 31, 2021:

Region (1)	Total Acres
Corn Belt	42,960
Delta and South	23,924
High Plains	29,566
Southeast	41,041
West Coast	11,586
149,077

(1)	Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

When we are able to access sufficient additional capital, we intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS provides volume purchasing services to our tenants, operates a small-scale custom farming business, and occasionally provides our tenants with small operating loans. As of March 31, 2021, the TRS performs these custom farming operations on 1,232 acres of farmland located in Michigan and California.

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

Impact of COVID-19 on Our Business

As the vaccine for the coronavirus (“COVID-19”) becomes widely available across the United States, we are gaining a better understanding of the impact of the COVID-19 pandemic on our business. We expect the impact of the COVID-19 pandemic to lessen in the 2021 crop marketing cycle. However, we are unable to quantify what the ultimate impact of the pandemic on our business will be, as there are still significant uncertainties around the social and economic impact of the pandemic, and the size and timing of additional economic relief measures.

So far, the pandemic has significantly affected only certain sectors of the U.S. agricultural industry, such as fresh food production marketed to the hospitality industry, and meat packing. In particular, we have experienced a decrease in demand – and therefore price – for lemons and blueberries, among other crops during 2020. Related revenue declines have had a transient, yet significant, impact on our profitability. Other permanent crops in our farm portfolio – almonds in particular – have suffered in 2020 due to a mix of the COVID-19 pandemic and trade war related disruptions, which caused a combination of price weakness and longer sales cycles. Lower gasoline demand has affected demand for ethanol and therefore corn, however the negative impact on commodity prices was offset by a recent tightening of supply. We expect that the impact of the COVID-19 pandemic on our profitability will be temporary, but not necessarily limited to 2020; for example, we do not expect that demand from the restaurant and hospitality industries will approach pre-pandemic levels until mid- to late-2021 at the earliest.

Despite short- and medium-term disruptions in the U.S. agricultural industry, we do not expect global demand for food, feed, fuel and fiber to be materially affected by the COVID-19 pandemic and its related economic turmoil. We expect the industry to experience some degree of long-term transformation, but to outperform in comparison to other industries. As of the date of this Quarterly Report, farm values have largely stayed consistent, or slightly increased portfolio-wide, throughout the pandemic. As owners of essential long-term assets in an essential industry, we also expect our business to perform relatively well, although the demand and pricing disruption in selected specialty crops that we have seen so far might not be the only negative impact of the pandemic on our business. We expect certain farmers’ profitability to be impacted, however a combination of the high quality of our tenant base and the financial support measures implemented by the U.S. federal government should prevent a material degradation in our tenants’ creditworthiness. So far, the impact of the pandemic on our financial performance has been largely limited to our exposure to the pricing of certain permanent crops through participating leases and direct operation of farms, as a result of our tenants’ ability to maintain their financial commitments.

The direct impact of the COVID-19 pandemic on our operations has been limited as of the date of this Quarterly Report. Even though we operate in an essential industry and therefore have been largely exempted from stay-at-home orders, we have prioritized the health and well-being of our employees. We asked our office staff to work from home whenever possible even before the City and County of Denver and the State of Colorado implemented stay-at-home orders. Our technology infrastructure was already well suited to remote working conditions, and the layout of our offices allows us to substantially observe social distancing guidelines when staff need to be present in the office. We have asked our field personnel to limit travel to only those trips required to monitor and maintain the farms we already own, and to substantially lessen direct contact with our tenants and suppliers. As a result of these worker health measures, we have experienced a perceptible degradation in operating efficiency, but not to such an extent as to materially affect our financial results or internal controls. As of the second quarter of 2021, both in-person office attendance and frequency of travel have increased as compared to the beginning of the pandemic, and are expected to return to pre-pandemic levels later in the year. We do not expect the pandemic to have a material impact on our 2021 business and operations going forward, especially as broader segments of the U.S. population become eligible for vaccination.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases compounding into significant appreciation in the long term.

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

In our primary row crop farmland, we have realized modest rent increases in connection with 2021 lease renewals, and we expect to benefit from rent growth into 2022. This is consistent with robust prices in primary crop markets and tenant demand for leasing high quality farmland. Across specialty crops, operator profitability is under some pressure. Participating lease structures are common in many specialty crops, and base lease rates are consistent with or somewhat lower than 2020.

Lease Expirations

Farm leases are generally three to five years in duration. As of March 31, 2021, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Rents	% of Annual Cash Rents
2021 (remaining nine months)	45,522	30.9%	$11,343	39.4%
2022	36,132	24.5%	7,000	24.3%
2023	34,789	23.6%	6,330	22.0%
2024	12,020	8.2%	1,328	4.6%
2025	10,786	7.3%	1,042	3.6%
2026 and beyond	8,126	5.5%	1,716	6.0%
	147,375	100.0%	$28,759	100.0%

As of March 31, 2021, we had approximately 42,000 acres for which lease payments are at least partially based on a percentage of farming revenues and 1,232 acres that are leased to our TRS. Acres leased to our TRS are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

Rental Revenues

Our revenues are primarily generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to forty years, with three years being the most common.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.

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

As described above, we are continually assessing the impact, if any, on our ability to collect rent from our tenants as a result of the COVID-19 pandemic. At this time, we expect to continue to be able to collect rents in full and on time, but will continue to assess the pandemic’s impact on our tenants on an ongoing basis.

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

The value of a crop is affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases in major crop production regions worldwide create a significant risk of price volatility, which may either increase or decrease the value of the crops that our tenants produce each year. Other material factors adding to the volatility of crop prices are changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts or civil unrest. In addition, although prices for many crops experienced significant declines in 2014 and 2015, in late 2020 and early 2021 prices rebounded to or near prior highs, driven by increased demand expectations from China and modest adverse weather conditions around the world. We expect that continued long-term growth trends in global population and GDP per capita will result in increased revenue per acre for primary crops over time. Furthermore, the COVID-19 pandemic has impacted certain specialty crops. We do not believe such declines represent a trend over the long term, but rather a reaction to the decline in economic activity as a result of the pandemic. We expect pricing across specialty crops to strengthen in 2021 as economic disruptions due to the COVID-19 pandemic gradually abate. Although annual rental payments under the majority of our leases are not based expressly on the quality or profitability of our tenants’ harvests, any of these factors could adversely affect our tenants’ ability to meet their obligations to us and our ability to lease or re-lease properties on favorable terms.

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

International Trade

Following the trade tensions between China and the U.S. that started developing in 2018, the two countries reached a "Phase 1" trade deal in late 2019. At this point, we believe that China and the U.S. will endeavor to largely comply with the Phase 1 trade deal, leading to increased purchases by China of many U.S. agricultural exports. While logistical disruptions introduced by the COVID-19 pandemic slowed China’s compliance with its Phase 1 commitments, U.S. agricultural exports to China have rebounded in recent months.

Trade tensions have impacted our business mostly in the area of tree nuts; especially almonds, a crop for which certain of our tenants have allocated significant acreage and to which we are exposed through participating rents. For example, a combination of trade tensions and logistical disruptions caused by the COVID-19 pandemic have affected the timing of pricing and sale of the 2020 almond crop, leading to a shift of revenues to the following fiscal year and potentially lower overall revenues.

Critical Accounting Policies and Estimates

Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1 – Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

	For the three months ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
OPERATING REVENUES:
Rental income	$10,259	$10,073	$186	1.8%
Tenant reimbursements	938	861	77	8.9%
Crop sales	216	335	(119)	(35.5)%
Other revenue	162	381	(219)	(57.5)%
Total operating revenues	11,575	11,650	(75)	(0.6)%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,935	2,000	(65)	(3.3)%
Property operating expenses	1,931	1,861	70	3.8%
Cost of goods sold	250	566	(316)	(55.8)%
General and administrative expenses	1,617	1,451	166	11.4%
Legal and accounting	2,742	482	2,260	NM
Other operating expenses	2	1	1	100.0%
Total operating expenses	8,477	6,361	2,116	33.3%
OPERATING INCOME	3,098	5,289	(2,191)	(41.4)%

OTHER (INCOME) EXPENSE:
Other income	(43)	121	(164)	NM
(Gain) loss on disposition of assets	(3,392)	86	(3,478)	NM
Interest expense	4,056	4,663	(607)	(13.0)%
Total other expense	621	4,870	(4,249)	(87.2)%

Net income before income tax expense	2,477	419	2,058	NM

Income tax expense	—	—	—	NM

NET INCOME	$2,477	$419	$2,058	NM

NM=Not Meaningful

Our rental income for the three months ended March 31, 2021 was impacted partially by six dispositions consisting of fourteen farms during the three months ended March 31, 2021. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the three months ended March 31, 2021 includes approximately 141,000 acres, representing 95% of our current portfolio on an acreage basis. Additionally, upon renewal in 2021, a number of leases transitioned to higher percentages of variable rents relative to fixed rents, which variable rents have yet to be received.

On a same-property basis, total rental income increased $0.1 million, or 1.2%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income increased $0.2 million, or 1.8%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, resulting from asset dispositions and the timing of crop share revenue recognition in connection with certain permanent crops.

Revenues recognized from tenant reimbursement of property taxes increased $0.1 million, or 8.9%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase is the result of higher tenant reimbursement revenues on properties in the state of California.

Crop sales totaled $0.2 million during the three months ended March 31, 2021 as compared to $0.3 million in the comparative three-month period ended March 31, 2020. The decrease in crop sales is due to our TRS operating fewer farms during the three months ended March 31, 2021.

Other revenues totaled $0.2 million during the three months ended March 31, 2021 as compared to $0.4 million in the comparative three-month period ended March 31, 2020. The decrease primarily relates to a reduction of interest income on loans due to the settlement of principal balances on several notes receivable.

Depreciation, depletion and amortization expense remained relatively flat for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as a result of asset dispositions and the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating expenses increased $0.1 million, or 3.8%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase is largely due to slightly higher property tax expenses and increased property insurance rates, offset by reduced acreage due to farms sold.

General and administrative expenses increased $0.2 million or 11.4% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was largely driven by higher payroll taxes and fees.

Cost of goods sold decreased $0.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was largely due to timing of citrus sales year over year and a decrease in the number of acres operated by our TRS.

Legal and accounting expenses increased $2.3 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, which was primarily the result legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties, including Quinton Mathews, under the pseudonym Rota Fortunae, and his co-conspirators, as discussed above under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation,”. The Company is pursuing litigation against Quinton Mathews and his co-conspirators (collectively “Wheel of Fortune”), and is defending stockholder class action lawsuits that are related to the claims made by Wheel of Fortune. Amounts incurred to defend the stockholder claims are no longer covered by the Company’s insurance policies because legal and other costs to defend such claims exceeded the Company’s coverage amounts. Accordingly, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit it filed against Wheel of Fortune.

Other operating expenses were $0.0 million for the three months ended March 31, 2021 and March 31, 2020.

Other income increased $0.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, resulting primarily from losses in commodity futures that occurred in the three months ended March 31, 2020. The Company incurred no such losses during the three months ended March 31, 2021.

Gain on disposition of assets increased $3.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due primarly to the gain on sale of fourteen properties during the three months ended March 31, 2021 as opposed to no dispositions occurring during the three months ended March 31, 2020.

Interest expense decreased $0.6 million, or 13.0%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease is the result of a decrease in interest rates on floating rate debt and the lower outstanding balance of debt.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and  unitholders, and other general business needs.

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

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland, make other investments and certain long-term capital expenditures, make principal and interest payments on outstanding borrowings, and make distributions necessary to qualify for taxation as a REIT. In light of the levels at which our common stock has traded in recent years, we have elected not to access the equity capital markets in order to fund our liquidity needs. Furthermore, because of the trading price of our common stock, we have been unable to fund acquisitions of farmland with Common units. We may consider raising equity capital or acquiring farmland with Common units if we can do so in a way that causes minimal dilution to our existing stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, asset dispositions and, given the recent recovery in our stock price, future equity issuances (including issuances of Common units).

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

During the three months ended March 31, 2021, we used $0.2 million to repurchase an aggregate of 8,291 shares of Series B Participating preferred stock at a weighted average price of $25.82. We currently have authority to repurchase up to an aggregate of $40.9 million in additional shares of our common stock or shares of our Series B participating preferred Stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$11,406	$12,867
Net cash provided by (used in) investing activities	$25,019	$(545)
Net cash used in financing activities	$(27,572)	$(9,889)

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

As of March 31, 2021, we had $36.1 million of cash compared to $15.0 million at March 31, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $1.5 million primarily as a result of the following:

●	Receipt of $20.6 million in cash rents for the three months ended March 31, 2021 as compared to receiving $21.4 million in cash rents in the three months ended March 31, 2020;
●	A decrease of $0.6 million in cash interest payments as compared to the three months ended March 31, 2020;
●	Increase in gain on disposition of assets of $3.5 million as compared to the three months ended March 31, 2020; and
●	A decrease in deferred revenue of $2.4 million as compared to the three months ended March 31, 2020.

Cash Flows from Investing Activities

Net cash provided by investing activities increased $25.6 million primarily as a result of the following:

●	Property dispositions during the three months ended March 31, 2021 for cash consideration of $28.5 million and $2.4 million of convertible notes receivable, as opposed to the completion of no property dispositions during the three months ended March 31, 2020;
●	A decrease of $0.6 million in investments in real estate improvements as compared to the three months ended March 31, 2020;
●	Property acquisition during the three months ended March 31, 2021 for $2.9 million as compared to no property acquisitions during the three months ended March 31, 2020; and
●	A $0.4 million decrease in principal repayments on notes receivable received by the Company as compared to the three months ended March 31, 2020.

Cash Flows from Financing Activities

Net cash used in financing activities increased $17.7 million primarily as a result of the following:

●	Mortgage note repayments increased $19.9 million as compared to the three months ended March 31, 2020;
●	Common stock repurchases decreased $1.4 million as compared to the three months ended March 31, 2020;
●	A decrease of $0.1 million in debt issuance costs as compared to the three months ended March 31, 2020; and
●	A decrease of $0.8 million in participating preferred stock repurchased as compared to the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.0 million for the three months ended March 31, 2021 and 2020, respectively. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of our Company with other real estate operators.

●	Stock based compensation. Stock based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of our Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of our Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on Series B Participating Preferred Stock, which may be redeemed for cash or converted into shares of common stock on or after September 30, 2021, have a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of our Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2021	2020
Net income (loss)	$2,477	$419
(Gain) loss on disposition of assets	(3,392)	86
Depreciation, depletion and amortization	1,935	2,000
FFO	1,020	2,505

Stock based compensation	251	242
Deferred impact of interest rate swap terminations	184	—
Real estate related acquisition and due diligence costs	—	—
Distributions on Preferred units	(3,064)	(3,115)
AFFO	$(1,609)	$(368)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	32,202	31,767

Net loss per share available to common stockholders	$(0.02)	$(0.09)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.10	0.10
Depreciation and depletion	0.06	0.06
Stock based compensation	0.01	0.01
(Gain) loss on disposition of assets	(0.11)	—
Distributions on Preferred units	(0.10)	(0.10)
AFFO per diluted weighted average share	$(0.05)	$(0.01)

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2021	2020
Basic weighted average shares outstanding	30,418	29,545
Weighted average OP units on an as-if converted basis	1,512	1,904
Weighted average unvested restricted stock	272	318
AFFO weighted average common shares	32,202	31,767

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended
	March 31,
(in thousands)	2021	2020
Net Income (loss)	$2,477	$419
Interest expense	4,056	4,663
Income tax expense	—	—
Depreciation, depletion and amortization	1,935	2,000
(Gain) loss on disposition of assets	(3,392)	86
EBITDAre	$5,076	$7,168

Stock based compensation	251	242
Real estate related acquisition and due diligence costs	—	—
Adjusted EBITDAre	$5,327	$7,410

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

At March 31, 2021, $171.5 million, or 35.1%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.8 million per year. At March 31, 2021, 1 year LIBOR was approximately 11 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $0.9 million per year.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of March 31, 2021, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of March 31, 2021, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 8, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended March 31, 2021 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2020, the Board of Directors approved an additional $50 million under the share repurchase program. As of the date of this report, we had $40.9 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2021 - January 31, 2021	—	$—	—	$—	—	$41,106
February 1, 2021 - February 28, 2021	—	—	—	—	—	41,106
March 1, 2021 - March 31, 2021	—	—	8	25.82	8	40,892
Total	—	$—	8	$25.82	8	$40,892

From April 1, 2021, through the date of this report, the Company has repuchased zero shares of common stock and 16,782 shares of Series B participating preferred stock for an aggregate total of $0.4 million at a weighted average price of $25.98.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The exhibits on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – (formatted as Inline XBRL and contained in Exhibit 101).*

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: May 14, 2021	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)