Form 10-Q
period 2021-06-30
Farmland Partners Inc.
filed 2021-08-06
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 3, 2021, 32,819,948 shares of the Registrant’s common stock (34,300,035 on a fully diluted basis, including 1,480,087 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of June 30, 2021 (Unaudited) and December 31, 2020

(in thousands except par value and share data)

	June 30,	December 31,
	2021	2020
ASSETS
Land, at cost	$930,665	$924,952
Grain facilities	11,283	12,091
Groundwater	10,214	10,214
Irrigation improvements	52,335	53,887
Drainage improvements	12,606	12,805
Permanent plantings	53,519	54,374
Other	6,890	8,167
Construction in progress	10,228	9,284
Real estate, at cost	1,087,740	1,085,774
Less accumulated depreciation	(35,230)	(32,654)
Total real estate, net	1,052,510	1,053,120
Deposits	65	—
Cash	40,159	27,217
Assets held for sale	530	—
Notes and interest receivable, net	2,440	2,348
Convertible notes receivable	2,428	—
Right of use asset	178	93
Deferred offering costs	75	—
Deferred financing fees, net	44	87
Accounts receivable, net	3,520	4,120
Inventory	742	1,117
Prepaid and other assets	1,628	2,889
TOTAL ASSETS	$1,104,319	$1,090,991

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$500,705	$506,625
Lease liability	178	93
Dividends payable	1,715	1,612
Derivative liability	1,738	2,899
Accrued interest	3,373	3,446
Accrued property taxes	1,752	1,817
Deferred revenue	2,420	37
Accrued expenses	11,132	8,272
Total liabilities	523,013	524,801

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 6,037,500 shares authorized; 5,806,797 shares issued and outstanding at June 30, 2021, and 5,831,870 at December 31, 2020	139,116	139,766
Redeemable non-controlling interest in operating partnership, Series A preferred units	118,755	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,810,518 shares issued and outstanding at June 30, 2021, and 30,571,271 shares issued and outstanding at December 31, 2020	317	297
Additional paid in capital	373,299	345,870
Retained earnings	(5,457)	1,037
Cumulative dividends	(57,932)	(54,751)
Other comprehensive income	(908)	(2,380)
Non-controlling interests in operating partnership	14,116	15,841
Total equity	323,435	305,914

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,104,319	$1,090,991

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Rental income	$8,291	$9,141	$18,551	$19,215
Tenant reimbursements	839	883	1,777	1,744
Crop sales	237	362	453	697
Other revenue	646	131	808	512
Total operating revenues	10,013	10,517	21,589	22,168

OPERATING EXPENSES
Depreciation, depletion and amortization	1,885	2,003	3,820	4,003
Property operating expenses	1,708	1,818	3,639	3,679
Cost of goods sold	667	745	917	1,311
Acquisition and due diligence costs	—	11	—	11
General and administrative expenses	1,897	1,402	3,514	2,854
Legal and accounting	2,901	848	5,643	1,330
Other operating expenses	—	1	2	1
Total operating expenses	9,058	6,828	17,535	13,189
OPERATING INCOME	955	3,689	4,054	8,979

OTHER (INCOME) EXPENSE:
Other (income) expense	(8)	(33)	(52)	88
(Gain) on disposition of assets	(74)	(917)	(3,467)	(831)
Interest expense	3,902	4,467	7,961	9,130
Total other expense	3,820	3,517	4,442	8,387

Net income (loss) before income tax expense	(2,865)	172	(388)	592

Income tax expense	—	—	—	—

NET INCOME (LOSS)	(2,865)	172	(388)	592

Net (income) loss attributable to non-controlling interests in operating partnership	130	(10)	13	(36)

Net income (loss) attributable to the Company	(2,735)	162	(375)	556

Nonforfeitable distributions allocated to unvested restricted shares	(14)	(16)	(28)	(32)
Distributions on Series A Preferred Units and Series B Preferred Stock	(3,055)	(3,088)	(6,120)	(6,203)

Net loss available to common stockholders of Farmland Partners Inc.	$(5,804)	$(2,942)	$(6,523)	$(5,679)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$(0.19)	$(0.10)	$(0.21)	$(0.19)
Diluted net (loss) available to common stockholders	$(0.19)	$(0.10)	$(0.21)	$(0.19)
Basic weighted average common shares outstanding	31,072	29,433	30,747	29,485
Diluted weighted average common shares outstanding	31,072	29,433	30,747	29,485
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (loss)	$(2,865)	$172	$(388)	$592
Amortization of OCI	236	247	530	247
Net change associated with current period hedging activities	(266)	(400)	942	(1,983)
Comprehensive Income (Loss)	(2,895)	19	1,084	(1,144)
Comprehensive income (loss) attributable to non-controlling interests	130	(10)	13	(36)
Net income (loss) attributable to Farmland Partners Inc.	$(2,765)	$9	$1,097	$(1,180)

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and six months ended June 30, 2021 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2020	30,571	$297	$345,870	$1,037	$(54,751)	$(2,380)	$15,841	$305,914
Net income	—	—	—	2,360	—	—	117	2,477
Grant of unvested restricted stock	113	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	251	—	—	—	—	251
Dividends accrued or paid	—	—	—	(3,065)	(1,540)	—	(74)	(4,679)
Conversion of common units to shares of common stock	159	1	1,697	—	—	—	(1,698)	—
Net change associated with current period hedging transactions	—	—	—	—	—	1,501	—	1,501
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	38	—	—	—	(38)	—
Balance at March 31, 2021	30,840	$298	$347,856	$332	$(56,291)	$(879)	$14,148	$305,464
Net loss	—	—	—	(2,735)	—	—	(130)	(2,865)
Issuance of stock	1,955	19	25,281	—	—	—	—	25,300
Grant of unvested restricted stock	16	—	—	—	—	—	—	—
Stock-based compensation	—	—	334	—	—	—	—	334
Dividends accrued or paid	—	—	—	(3,054)	(1,641)	—	(74)	(4,769)
Net change associated with current period hedging transactions	—	—	—	—	—	(29)	—	(29)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(172)	—	—	—	172	—
Balance at June 30, 2021	32,811	$317	$373,299	$(5,457)	$(57,932)	$(908)	$14,116	$323,435

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and six months ended June 30, 2020 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2019	29,952	$292	$338,387	$6,251	$(48,784)	$(1,644)	$19,044	$313,546
Net income	—	—	—	394	—	—	25	419
Grant of unvested restricted stock	139	—	—	—	—	—	—	—
Stock-based compensation	—	—	242	—	—	—	—	242
Dividends accrued or paid	—	—	—	(3,115)	(1,498)	—	(95)	(4,708)
Net change associated with current period hedging transactions						(1,583)		(1,583)
Repurchase and cancellation of shares	(225)	(3)	(1,396)	—	—	—	—	(1,399)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	224	—	—	—	(224)	—
Balance at March 31, 2020	29,866	$289	$337,457	$3,530	$(50,282)	$(3,227)	$18,750	$306,517
Net income	—	—	—	162	—	—	11	173
Stock-based compensation	—	—	275	—	—	—	—	275
Dividends accrued or paid	—	—	—	(3,088)	(1,488)	—	(96)	(4,672)
Net change associated with current period hedging transactions						(153)		(153)
Repurchase and cancellation of shares	(270)	(2)	(1,795)	—	—	—	—	(1,797)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	121	—	—	—	(121)	—
Balance at June 30, 2020	29,596	$287	$336,058	$604	$(51,770)	$(3,380)	$18,544	$300,343

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(388)	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,820	4,003
Amortization of deferred financing fees and discounts/premiums on debt	172	147
Stock-based compensation	585	517
(Gain) on disposition of assets	(3,467)	(831)
Proceeds from litigation settlement	550	—
Bad debt expense	—	46
Amortization of dedesignated interest rate swap	530	247
Changes in operating assets and liabilities:
Increase (Decrease) in accounts receivable	326	2,372
Increase (Decrease) in interest receivable	(47)	(29)
Increase (Decrease) in other assets	1,081	1,565
Increase (Decrease) in inventory	375	(582)
(Decrease) Increase in accrued interest	(219)	347
(Decrease) Increase in accrued expenses	2,588	(781)
(Decrease) Increase in deferred revenue	2,337	2,205
(Decrease) Increase in accrued property taxes	(26)	164
Net cash provided by operating activities	8,217	9,982
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(30,003)	(884)
Real estate and other improvements	(1,353)	(1,689)
Principal receipts on notes receivable	6	1,762
Issuance of note receivable	—	(8)
Proceeds from sale of property	28,649	7,526
Net cash provided by (used in) investing activities	(2,701)	6,707
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	14,000	—
Repayments on mortgage notes payable	(19,976)	(85)
Proceeds from ATM offering	25,301	—
Participating preferred stock repurchased	(650)	(3,095)
Common stock repurchased	—	(3,196)
Payment of debt issuance costs	(73)	(130)
Payment of swap fees	(73)	—
Dividends on common stock	(3,072)	(2,996)
Distribution on Series A preferred units	(3,510)	(3,510)
Distribution on Series B participating preferred stock	(4,365)	(4,450)
Distributions to non-controlling interests in operating partnership, common	(156)	(190)
Net cash provided by (used in) financing activities	7,426	(17,652)

NET INCREASE (DECREASE) IN CASH	12,942	(963)
CASH, BEGINNING OF PERIOD	27,217	12,561
CASH, END OF PERIOD	$40,159	$11,598
Cash paid during period for interest	$7,217	$8,334
Cash paid during period for taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,641	$1,488
Dividend payable, common units	$74	$95
Distributions payable, Series A preferred units	$1,755	$1,755
Convertible notes receivable	$2,417	$—
Additions to real estate improvements included in accrued expenses	$238	$—
Settlement of outstanding notes receivable with property acquisitions	$—	$487
Swap fees payable included in accrued interest	$146	$109
Deferred offering costs amortized through equity in the period	$79	$—
Right of Use Asset	$178	$163
Lease Liability	$178	$163

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of June 30, 2021

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc., collectively with its subsidiaries (the “Company”), is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. The Company was incorporated in Maryland on September 27, 2013. The Company is the sole member of the general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. As of June 30, 2021, the Company owned a portfolio of approximately 157,000 acres which are consolidated in these financial statements.  In addition, the Company serves as property manager over approximately 3,800 acres (see “Note 4—Related Party Transactions”). All of the Company’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2021, the Company owned a 95.4% interest in the Operating Partnership (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”)). Unlike holders of the Company’s common stock, holders of Common units and Series A preferred units generally do not have voting rights or the power to direct our affairs. On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  Shares of Series B Participating Preferred Stock, which represent equity interests in the Company, generally have no voting rights and rank senior to the Company’s common stock with respect to dividend rights and rights upon liquidation (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock).

The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary.  The TRS was formed to provide volume purchasing services to the Company’s tenants and also to operate a small-scale custom farming business. As of June 30, 2021, the TRS performed these custom farming operations on 1,232 acres of farmland owned by the Company located in California and Michigan.

All references to numbers and percent of acres within this report are unaudited.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended June 30, 2021 and 2020 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three and six months ended June 30, 2021 and 2020 is unaudited.  The accompanying financial statements for the three and six months ended June 30, 2021 and 2020 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”)

on March 19, 2021. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of actual operating results for the entire year ending December 31, 2021.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates, including the impacts of the ongoing coronavirus (“COVID-19”) pandemic and its effects on the domestic and global economies. We are unable to quantify the ultimate impact of the pandemic on our business.

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

As of June 30, 2021 and December 31, 2020, the Company had $1.3 million in tenant relationship intangibles, gross of accumulated amortization of $1.3 million, which results in a zero net value on our balance sheet. The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and have been amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above and below market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and six months ended June 30, 2021, the company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Assets Held For Sale

The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. As of June 30, 2021, the Company has classified certain of its agriculture equipment as held for sale. The equipment is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.

Convertible Notes Receivable

On January 20, 2021, the Company entered into property sale and long-term management agreements with Promised Land Opportunity Zone Farms I, LLC ("OZ Fund"), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States ("QOZs"), as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold 9 farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. The Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”). The OZ Convertible Notes have an interest rate of 1.35% and an aggregate principal balance of $2.4 million as of June 30, 2021. Unless earlier converted, approximately $2.0 million of the OZ Convertible Notes had a maturity date of March 5, 2031, and approximately $0.4 million had a maturity date of March 31, 2031. At the Company’s option, the OZ Convertible Notes are convertible into membership interests in the OZ Fund at any time on or before December 31, 2021. On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, to membership interest. The value of the conversion was $2.4 million and the Company’s membership interest in the OZ Fund is approximately 7.6%. Refer to “Note 11 – Subsequent Events.”  The OZ Fund has the option to purchase additional properties from the Company.

Liquidity Policy

The Company manages its capital position and liquidity needs by continuously forecasting its expected cash receipts, expenses and capital needs, managing its cash position and monitoring all the sources of capital available to the Company. The business model of the Company, and of real estate investment companies in general, utilizes a combination of debt and equity capital in financing the business. When debt becomes due, it is generally refinanced or repaid with equity capital rather than being repaid using the Company’s cash flow from operations. As of June 30, 2021 the Company had debt maturities within the next twelve months of approximately $126.0 million. Management believes that cash on hand, access to debt and equity capital, and other sources of liquidity, such as sales of farms or formation of joint ventures or other asset management arrangements, are sufficient to meet all its ongoing capital needs, including repayment of its upcoming debt maturities.  The Company has a demonstrated history of refinancing or extending existing debt obligations. In addition, the Company has recently raised $25.6 million of equity capital from its At-The-Market equity program and has utilized such program successfully in the past. The Company also has an effective shelf registration statement with $250.0 million of capacity, pursuant to which it could issue additional equity or debt securities.  Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs.  Management believes its capital resources and plans are sufficient to meet all future financing needs, including repayment of debt maturities over the next twelve months.

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

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts. As of June 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $0.0 million.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crop was $0.7 million, $0.9 million, $0.7 million, and $1.3 million for the three and six months ended June 30, 2021 and 2020, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of June 30, 2021 and December 31, 2020, inventory consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Harvested crop	$—	$47
Growing crop	742	1,070
	$742	$1,117

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

As of June 30, 2021, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

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

Most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of June 30, 2021 have terms ranging from one to forty years. Payments received in advance are included in deferred revenue until they are earned. As of June 30, 2021 and December 31, 2020, the Company had $2.4 million and $0.0 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three and six months ended June 30, 2021 and 2020:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Leases in effect at the beginning of the year	$7,263	$8,338	$16,734	$17,679
Leases entered into during the year	1,028	803	1,817	1,536
	$8,291	$9,141	$18,551	$19,215

Future minimum lease payments from tenants under all non-cancelable leases in place as of June 30, 2021, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2021 and each of the next four years and thereafter as of June 30, 2021 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2021 (remaining six months)	$15,438
2022	20,202
2023	11,790
2024	4,211
2025	2,759
Thereafter	23,493
$77,893

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops totaling $0.2 million, $0.5 million, $0.4 million, and $0.7 million were recognized for the three and six months ended June 30, 2021 and 2020, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Note 3—Concentration Risk

Credit Risk

For the three and six months ended June 30, 2021, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Historically, and in the future, if a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June 30, 2021 and 2020 and the percentage of rental income recorded by the Company for the three and six months ended June 30, 2021 and 2020 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the six months ended
	As of June 30,		June 30,		June 30,
Location of Farm (2)	2021	2020	2021	2020	2021	2020
Corn Belt	27.3%	28.1%	39.5%	35.4%	36.8%	33.7%
Delta and South	20.4%	17.8%	9.5%	11.3%	10.6%	10.7%
High Plains	18.8%	18.9%	10.0%	6.1%	8.0%	7.0%
Southeast	26.1%	27.8%	25.7%	25.9%	27.3%	24.6%
West Coast	7.4%	7.4%	15.3%	21.3%	17.3%	24.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1)	Due to regional disparities in the use of leases with crop share components and seasonal variations in the recognition of crop share revenue, regional comparisons by rental income are not fully representative of each region’s income-producing capacity until a full year is taken into account.
(2)	Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman.  The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.05 million, $0.09 million, $0.04 million and $0.05 million during the three and six months ended June 30, 2021 and 2020, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund.  The OZ Fund is a Delaware limited liability company whose manager is controlled by the brother of one of the Company's independent directors. That independent director has an indirect investment in the OZ Fund. In addition, as partial consideration in certain transactions with the OZ Fund, the Company received the OZ Convertible Notes, which on July 16, 2021, were converted into a 7.6% equity interest in the OZ Fund. Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.85% times gross book value per annum if the gross book value is less than $50 million or (ii) 0.80% times gross book value per annum if the gross book value is $50 million or more.  The Company earned management fees of $0.05 million and $0.6 million, respectively, during the three and six months ended June 30, 2021.

Note 5—Real Estate

The Company completed four acquisitions, consisting of four properties, in the Corn Belt and Delta and South regions during the six months ended June 30, 2021. Aggregate consideration for these acquisitions totaled $15.9 million in cash and $14.0 million of notes payable. No intangible assets were acquired through these acquisitions.

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

During the six months ended June 30, 2021, the Company completed seven dispositions consisting of fifteen properties in the Corn Belt, Southeast, and Delta and South regions. The Company received cash consideration for these dispositions totaling $28.6 million and $2.4 million of convertible notes receivable, and recognized an aggregate gain on sale of $3.5 million.

During the six months ended June 30, 2020, the Company completed three dispositions consisting of four properties, in the Corn Belt and High Plains regions for aggregate consideration of $7.5 million and an aggregate gain on sale of $0.8 million.

Note 6—Notes Receivable

The Company offers an agricultural lending product focused on farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers (the “FPI Loan Program”).  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects. The Company seeks to make loans that are collateralized by farm real estate or growing crops and in principal amounts of $0.1 million or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimate of expected credit losses on its notes receivable principal balance is $0.0 million as of June 30, 2021 and December 31, 2020. The Company recorded $0.00 million, $0.00 million, $0.05 million and $0.05 million of credit loss expense related to interest receivables during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	June 30, 2021	December 31, 2020	Date
Mortgage Note (1)	Principal & interest due at maturity	$223	$229	12/7/2028
Mortgage Note (1)	Principal due at maturity & interest due monthly	2,135	2,135	3/16/2022
Total outstanding principal		2,358	2,364
Interest receivable (net prepaid interest)		314	277
Provision for interest receivable		(232)	(293)
Total notes and interest receivable		$2,440	$2,348
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

In March 2021, the Company received approximately $2.4 million in  OZ Convertible Notes. Please refer to  “Note 1—Organization and Significant Accounting Policies” for more detail.

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

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of June 30, 2021 and December 31, 2020, the fair value of the notes receivable was $2.4 million and $2.4 million.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

 As of June 30, 2021 and December 31, 2020, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			June 30,	June 30,	December 31,	Maturity	June 30,
Loan	Payment Terms	Interest Rate Terms	2021	2021	2020	Date	2021
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$13,827	April 2025	$21,438
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,570
MetLife Term Loan #1 (1)	Semi-annual interest only	3.30% adjusted every three years	3.30%	83,205	85,188	March 2026	186,805
MetLife Term Loan #2	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,000	16,000	March 2026	32,323
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,800	21,000	March 2026	26,141
MetLife Term Loan #4 (1)	Semi-annual interest only	3.30% adjusted every three years	3.30%	13,016	15,685	June 2026	25,689
MetLife Term Loan #5	Semi-annual interest only	3.50% adjusted every three years	3.50%	6,779	8,379	January 2027	10,021
MetLife Term Loan #6	Semi-annual interest only	3.45% adjusted every three years	3.45%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.20% adjusted every three years	3.20%	16,198	17,153	June 2027	36,391
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	3.20% adjusted every three years	3.20%	16,800	21,000	May 2028	39,005
MetLife Term Loan #10	Semi-annual interest only	3.00% adjusted every three years	3.00%	51,808	53,277	October 2030	109,208
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	1.81%	59,459	62,358	March 2028	29,857
Rutledge Note Payable #1 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.49%	17,000	17,000	April 2022	40,538
Rutledge Note Payable #2 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.49%	25,000	25,000	April 2022	48,164
Rutledge Note Payable #3 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.49%	25,000	25,000	April 2022	29,302
Rutledge Note Payable #4 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.49%	15,000	15,000	April 2022	83,809
Rutledge Note Payable #5 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.49%	30,000	30,000	April 2022	128,892
Jefferson Bank Bridge Loan	Interest due at maturity	6.25% (3)	6.25%	14,000	—	September 2021	26,887
Total outstanding principal				502,210	508,185		$1,061,169
Debt issuance costs				(1,505)	(1,560)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$500,705	$506,625
(1)	During the year ended December 31, 2017 the Company converted the interest rate on Metlife Term Loans 1 and 4 from variable to fixed rates for a term of three years. Once the term expires the new rate will be determined based on the loan agreements.
(2)	On January 29, 2021 the Rutledge Facility (as defined below) maturity was extended to April 1, 2022.
(3)	The loan is collateralized by property acquired May 28, 2021. In accordance with the terms of the applicable real estate purchase agreement, the seller agreed to reimburse the Company for a 3.0% interest rate on a maximum of $13.5 million in loan principal for the first 90 days following the closing.

Farmer Mac Facility

As of June 30, 2021 and December 31, 2020, the Operating Partnership had approximately $25.0 million outstanding under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at June 30, 2021.

MetLife Term Loans

As of June 30, 2021 and December 31, 2020, the Company and the Operating Partnership had $291.8 million and $308.8 million outstanding, respectively (the “Metlife loans”), under the loan agreements between certain of the Operating Partnership’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

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

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of June 30, 2021.

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

Farm Credit of Central Florida Mortgage Note

As of June 30, 2021 and December 31, 2020, the Company had $0.0 million outstanding and approximately $5.1 million had been drawn down under the Farm Credit of Central Florida mortgage note facility. Proceeds from the Farm Credit mortgage note were used for the development of additional properties.

On October 29, 2020, the proceeds of a refinancing with MetLife were used to repay all outstanding principal and interest on this note.

Rutledge Credit Facility

As of June 30, 2021 and December 31, 2020, the Company and the Operating Partnership had $112.0 million and $112.0 million, respectively, outstanding under the credit facility with Rutledge Investment Company (the “Rutledge Facility”). As of June 30, 2021, $0.0 remains available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

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

Rabobank Mortgage Note

As of June 30, 2021 and December 31, 2020, the Company and the Operating Partnership had $59.5 million and $62.4 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of June 30, 2021.

Jefferson Bank Bridge Loan

On May 28, 2021, the Company entered into a loan agreement with Jefferson Bank in connection with the acquisition of property. The loan is due September 2021 and is collateralized by the property acquired. In accordance with the terms of the applicable real estate purchase agreement, the seller agreed to reimburse the Company for a 3.0% interest rate on a maximum of $13.5 million in loan principal for the first 90 days following the closing.  As of June 30, 2021, the Company and the Operating Partnership had $14.0 million outstanding under the Jefferson Bank bridge loan.

LIBOR

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of June 30, 2021, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rababank Mortgage Note. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.5 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively.

Aggregate Maturities

As of June 30, 2021, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2021 (remaining six months)	$14,000
2022	112,000
2023	—
2024	2,100
2025	27,087
Thereafter	347,023
$502,210

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2021 and December 31, 2020, the fair value of the mortgage notes payable was $517.9 million and $535.1 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

In April 2015, the Company entered into a lease agreement for office space which the Company extended in March 2020 through July 31, 2021 and in May 2021 through September 2022. The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, $10,534 in June 2018, $10,701 in June 2020, $12,373 in August 2020 and $13,042 in October 2021. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the three and six months ended June 30, 2021 and 2020 was $0.04 million, $0.08 million, $0.03 million and $0.06 million, respectively. As of June 30, 2021, the lease has a remaining term of fifteen months and a discount rate of 3.35%. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2021 (remaining six months)	$64
2022	117
2023	—
2024	—
2025	—
Thereafter	—
$181

Litigation

On July 11, 2018, a purported class action lawsuit, captioned Kachmar v. Farmland Partners Inc. (the “Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, captioned Mariconda v. Farmland Partners Inc. was filed in the United States District Court for the District of Colorado (the “Borop Action”).  As discussed below, the current named plaintiff in that action is a purported FPI shareholder named Don Brokop.   The complaint filed in the Brokop Action alleged substantially identical claims to those alleged in the Kachmar Action.

Several purported shareholders moved to consolidate the Kachmar Action and the Brokop Action and for appointment as lead plaintiff.  On November 13, 2018, the plaintiff in the Kachmar Action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Brokop Action. On March 11, 2019, the Turners and additional plaintiff Obelisk Capital Management filed an amended complaint in the Brokop Action.  On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Brokop Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification, seeking to certify the case as a class action on behalf of purchasers of Farmland Partners’ common stock between November 12, 2015 and July 10, 2018 and to have the Turners and purported stockholder Don Brokop appointed as class representatives. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint to add Brokop as an additional plaintiff in place of Obelisk Capital Management. On December 8, 2020, the court granted the Turners’ motion to amend to add Brokop as an additional plaintiff and denied the Company’s motion for judgment on the pleadings. As a result, the automatic discovery stay was lifted and the court entered a schedule for proceedings going forward. The Company, Mr. Pittman, and Mr. Fabbri filed an opposition to plaintiffs’ motion for class certification on February 8, 2021.  On February 17, 2021, plaintiffs filed a motion to withdraw the Turners as lead plaintiffs and to substitute Brokop as lead plaintiff.  On

June 7, 2021, the court granted the motion to withdraw the Turners and substitute Brokop as lead plaintiff. The parties completed fact discovery on June 29, 2021.  On July 23, 2021, Magistrate Judge Nina Wang issued a Report and Recommendation to the district court recommending that Brokop’s motion for class certification be granted in part and denied in part.  Specifically, the magistrate judge recommended that the district court deny the motion as to purchasers of Farmland Partners common stock between November 12, 2015 and December 14, 2016 and grant the motion as to purchasers between December 14, 2016 and July 11, 2018.  The district court has not yet acted on the magistrate judge’s recommendation.  Expert discovery is ongoing and is scheduled to conclude on October 1, 2021.  At this time, no class has been certified in the Turner Action and we do not know the amount of damages or other remedies being sought by the plaintiffs. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

On December 18, 2018, a purported stockholder of the Company, Jack Winter, filed a complaint in the Circuit Court for Montgomery County, Maryland (the “Winter Action”), purporting to assert breach of fiduciary duty claims derivatively on the Company’s behalf against the Company’s directors and certain of the Company’s officers.  The Winter Action alleges, among other things, that the Company’s directors and certain of the Company’s officers breached their fiduciary duties to the Company by allowing the Company to make allegedly false and misleading disclosures related to the FPI Loan Program, as alleged in the Brokop Action.  On April 26, 2019, Winter voluntarily dismissed his complaint in the Circuit Court for Montgomery County Maryland.  On May 14, 2019, Winter re-filed his complaint in the United States District Court for the District of Colorado.  The Winter Action has been stayed pending further proceedings in the Turner Action.

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint made similar claims to those in the Brokop and Winter Actions. On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”).  The Hustedde Action complaint made similar claims to those in the Brokop, Winter, Luger, and Barber Actions. On September 23, 2020, the Court consolidated the Luger and Hustedde action under the caption In re Farmland Partners Inc. Stockholder Litigation (the “Stockholder Litigation”).  Luger and Hustedde (the “Derivative Plaintiffs”), the plaintiffs in the Stockholder Litigation, filed a consolidated amended complaint on October 30, 2020. The Company moved to dismiss the complaint in the Stockholder Litigation on December 15, 2020.  On June 3, 2021, the court granted the Company’s motion to dismiss and dismissed the consolidated amended complaint in the Stockholder Litigation as to all defendants.  On July 7, 2021, the Derivative Plaintiffs filed a notice of appeal, appealing the order dismissing their consolidated amended complaint to the Maryland Court of Special Appeals.

On November 26, 2019, another purported shareholder, Anna Barber, filed a complaint derivatively on behalf of the Company and against certain of our officers in the United States District Court for the District of Colorado (the “Barber Action”).  The Barber Action complaint made similar claims to those in the Brokop, Winter, and Luger Actions.  On June 25, 2021, Barber voluntarily dismissed the Barber Action with prejudice.

On July 24, 2018, we filed a lawsuit in the District Court, Denver County, Colorado, against “Rota Fortunae” (a pseudonym for Quinton Mathews, the individual behind Rota Fortunae) and numerous co-conspirators (collectively, “Wheel of Fortune”) in response to an article posted on Seeking Alpha that makes numerous allegations about the Company that we believe to be false or materially misleading. We believe that as a consequence of Wheel of Fortune’s internet posting, which we alleged was published in connection with a “short and distort” scheme to profit from an artificial decline in our stock price, the trading price of our common stock declined by approximately 40%. The Company does not expect insurance proceeds to cover a substantial portion of the costs related to the lawsuit we filed against Wheel of Fortune. On May 15, 2020, United States District Court for the District of Colorado to which this case was removed issued orders (i) denying Rota Fortunae’s motion to dismiss our claims; and (ii) requiring him to disclose his identity.  On July 28, 2020, the Court granted our motion to amend the complaint to add Quinton Mathews’ name as well as the following alleged co-conspirators: QKM, L.L.C., Sabrepoint Capital Management, LP, Donald Marchiony and George Baxter. On February 26, 2021 the Court granted the motion of Sabrepoint Capital Management, LP, Donald Marchiony, and George Baxter to dismiss them solely on personal jurisdiction grounds.

On June 20, 2021, Quinton Mathews (a.k.a. “Rota Fortunae”) entered into a settlement agreement with the Company in which he agreed to pay the Company a multiple of the profits he made when the Company’s common stock price fell in connection with the Wheel of Fortune article.  The Company has long believed the Wheel of Fortune article was part of a short and distort attack on the Company.  This was confirmed when Quinton Mathews issued a press release admitting he and his advisory clients shorted the Company in advance of the article and profited from the decline it caused, and further admitted that many of the key statements in that article – which he acknowledged led to the stock’s decline - were false. Following the parties’ settlement, the Court granted a joint stipulated motion to dismiss the case on June 29, 2021.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of June 30, 2021, the Company has an approximate aggregate net book value of $8.0 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise, plus an additional payment of $0.3 million in February 2021. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

The Company consolidates its Operating Partnership. As of June 30, 2021 and December 31, 2020, the Company owned 95.4% and 94.9% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 4.6% and 5.1% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company issued 158,705 and 265,000, respectively, of shares of common stock upon redemption of 158,705 and 265,000, respectively, of Common units that had been tendered for redemption. There were 1.5 million and 1.6 million outstanding Common units eligible to be tendered for redemption as of June 30, 2021 and December 31, 2020, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. As a result of equity issuances including and subsequent to the IPO, changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership occurred during the six months ended June 30, 2021 and 2020.  To reflect these changes, adjustments were made to increase / decrease the non-controlling interest in the Operating Partnership by $0.1 million and $0.3 million during the six months ended June 30, 2021 and 2020 respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. Total liquidation value of such preferred units as of June 30, 2021 and December 31, 2020 was $118.8 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2021 and 2020:

	Series A Preferred Units
($ in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2019	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	1,755
Balance at June 30, 2020	117	$118,755

Balance at December 31, 2020	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	1,755
Balance at June 30, 2021	117	$118,755

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of June 30, 2021 and December 31, 2020 was $139.1 million and $139.8 million, respectively.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the six months ended June 30, 2021 and the year ended December 31, 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2021	February 11, 2021	April 1, 2021	April 15, 2021	$0.0500
	May 7, 2021	July 1, 2021	July 15, 2021	$0.0500
				$0.1000

2020	November 3, 2020	January 1, 2021	January 15, 2021	$0.0500
	August 4, 2020	October 1, 2020	October 15, 2020	$0.0500
	May 6, 2020	July 1, 2020	July 15, 2020	$0.0500
	March 11, 2020	April 1, 2020	April 15, 2020	$0.0500
				$0.2000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $1.8 million in distributions payable as of June 30, 2021. The distributions are payable annually in arrears on January 15 of each year.

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

During the six months ended June 30, 2021, the Company repurchased no shares of its common stock and 25,073 shares of its Series B preferred stock for $0.7 million at an average price of $25.92 per share. As of June 30, 2021, the Company had approximately $40.5 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of June 30, 2021, there were 0.8 million shares available for future grants under the Plan.

The Company may issue equity-based awards to officers, non-employee directors, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common units.  The terms of each grant are determined by the compensation committee of the board of directors.

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

A summary of the nonvested shares as of June 30, 2021 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2020	316	$6.46
Granted	129	11.73
Vested	(160)	6.68
Forfeited	—	—
Unvested at June 30, 2020	285	$8.72

For the three and six months ended June 30, 2021 and 2020, the Company recognized $0.3 million, $0.6 million, $0.3 million and $0.5 million, respectively, of stock-based compensation expense related to restricted stock awards. As of June 30, 2021 and December 31, 2020, there were $2.1 million and $1.1 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.9 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations. The remaining restricted stock awards issued to non-employees vested during the year ended December 31, 2020, resulting in no change in fair value for the six months ended June 30, 2021.

At-the-Market Offering Program (the “ATM Program”)

On May 14, 2021, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $50 million. During the six months ended June 30, 2021 the Company sold 1,954,293 shares generating $25.6 million and $25.3 million in gross and net proceeds, respectively, under the ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.2 and $0.0 in offering costs during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had $0.1 and $0.0, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$(2,735)	$162	$(375)	$556
Less: Nonforfeitable distributions allocated to unvested restricted shares	(14)	(16)	(28)	(32)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,055)	(3,088)	(6,120)	(6,203)
Net loss attributable to common stockholders	$(5,804)	$(2,942)	$(6,523)	$(5,679)

Denominator:
Weighted-average number of common shares - basic	31,072	29,433	30,747	29,485
Conversion of preferred units(1)	—	—	—	—
Unvested restricted shares(1)	—	—	—	—
Redeemable non-controlling interest(1)	—	—	—	—
Weighted-average number of common shares - diluted	31,072	29,433	30,747	29,485

Loss per share attributable to common stockholders - basic	$(0.19)	$(0.10)	$(0.21)	$(0.19)
(1)	Anti-dilutive for the three and six months ended June 30, 2021 and 2020

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share.

The limited partners’ outstanding Common units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of Common units held by the non-controlling interest was 1.5 million and 1.9 million for the six months ended June 30, 2021 and 2020, respectively.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2021 and 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis.  Any anti-dilutive shares are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2021 and 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the six months ended June 30, 2021 and 2020, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The following equity awards and units were outstanding as of June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021	December 31, 2020
Shares	32,526	30,255
Common Units	1,480	1,639
Redeemable Common Units	—	—
Unvested Restricted Stock Awards	285	316
	34,291	32,210

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of June 30, 2021, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the currently outstanding amount to Rabobank, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization. Amortization for the three and six months ended June 30, 2021, is $0.2 million and $0.5 million. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid over the next six years. Termination fees paid during the three and six months ended June 30, 2021 were $0.1 million and $0.2 million, respectively. The amount of frozen Accumulated Other Comprehensive Income on the de-designated old swap is being amortized out of Other Comprehensive Income through the original termination date (March 1, 2023).

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of June 30, 2021.

As of June 30, 2021, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative liability	$1,738

The effect of derivative instruments on the consolidated statements of operations for the periods ended June 30, 2021 and 2020 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The amount of loss recognized in net income for the three and six months ended June 30, 2021 and 2020 was $0.2 million, $0.5 million, $0.2 million and $0.2 million, respectively. The net change associated with current period hedging transactions was $(0.0) million, $1.5 million, $ (0.2) million and $ (1.7) million, for the three and six months ended June 30, 2021 and 2020, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.2 million and $0.5 million for the three and six months ended June 30, 2021.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Beginning accumulated derivative instrument gain or loss	$(2,380)	$(1,644)
Net change associated with current period hedging transactions	942	(1,582)
Amortization of frozen AOCI on de-designated hedge	530	846
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(908)	$(2,380)

Note 11—Subsequent Events

Dividends

On August 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.3750 per share of 6.00% Series B Participating Preferred Stock payable on September 30, 2021 to stockholders of record as of September 15, 2021.

On August 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on October 15, 2021 to stockholders and unitholders of record as of October 1, 2021.

Real Estate Acquisitions

On July 26, 2021, the Company completed one farm acquisition in the Southeast region for $1.0 million in cash consideration.

Conversion of Notes

On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, to membership interest in the OZ Fund. The value of the conversion was $2.4 million and the Company’s membership interest in the OZ Fund is approximately 7.6% following the conversion.

ATM Program

Subsequent to June 30, 2021, the Company sold 5,219 shares of common stock generating $0.1 million in net proceeds under the ATM Program.

FPI Loan Program

On July 27, 2021, the Company closed on $1.6 million of loans to a tenant under the FPI Loan Program. For further information on the FPI Loan Program, refer to “Note 6—Notes Receivable”.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 157,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota and Virginia. In addition, the Company serves as property manager over approximately 3,800 acres (see “Note 4—Related Party Transactions”). As of the date of this Quarterly Report on Form 10-Q, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high-quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for working capital requirements and operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related purposes.

We were incorporated in Maryland on September 27, 2013, and we are the sole member of the general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of our assets are held by, and our operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2021, we owned 95.4% of the Common units and none of the Series A preferred units nor the Series B Participating Preferred Stock. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of June 30, 2021:

Region (1)	Total Acres
Corn Belt	42,989
Delta and South	32,273
High Plains	29,566
Southeast	41,041
West Coast	11,586
157,455
(1)	Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

When we are able to access sufficient additional capital, we intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenants. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). The TRS provides volume purchasing services to our tenants, operates a small-scale custom farming business, and occasionally provides our tenants with small operating loans. As of June 30, 2021, the TRS performs these custom farming operations on 1,232 acres of farmland located in California and Michigan.

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

Impact of COVID-19 on Our Business

As the vaccine for the coronavirus (“COVID-19”) becomes widely available across the United States, we are gaining a better understanding of the impact of the COVID-19 pandemic on our business and the recovery relative to 2020. We expect the impact of the COVID-19 pandemic to lessen in the 2021 crop marketing cycle, especially for specialty crops that were impacted in 2020 (e.g., citrus). However, we are unable to quantify what the ultimate impact of the pandemic on our business will be, as there are still significant uncertainties around the social and economic impact of the pandemic, and the size and timing of additional economic relief measures.  In such trying times, we are proud to support the industry and hardworking farmers that feed the entire country.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland and our ability to increase or maintain rental revenues while controlling expenses. We are currently in an environment of rapidly appreciating land values, driven by  the bull market in commodities and strong outlook for farmer profitability.  Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases compounding into significant appreciation in the long term.  Under certain market conditions, as we are experiencing in 2021, with strong commodity prices and recovery in the farm economy, there are periods of accelerating appreciation in farmland values.  Leases being renegotiated under the robust market conditions experienced in 2021, the first leasing cycle since the farm economy improved, are showing significant increases.

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

In our primary row crop farmland, we have realized substantial rent increases so far in connection with 2021 lease renewals, and we expect to benefit from rent growth into 2022. This is consistent with robust prices in primary crop markets and tenant demand for leasing high quality farmland. Across specialty crops, operator profitability is recovering after being under pressure partly due to COVID-19, as discussed above. Participating lease structures are common in many specialty crops, and base lease rates are consistent with or somewhat lower than 2020 due to renewals that occurred in 2020.

Lease Expirations

Farm leases are generally three to five years in duration. As of June 30, 2021, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum cash rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Rents	% of Annual Cash Rents
2021 (remaining six months)	45,016	28.6%	$12,756	39.8%
2022	37,937	24.1%	7,660	23.9%
2023	42,673	27.1%	7,492	23.4%
2024	12,485	7.9%	1,345	4.2%
2025	10,786	6.9%	1,042	3.3%
Thereafter	8,558	5.4%	1,716	5.4%
	157,455	100.0%	$32,011	100.0%

As of June 30, 2021, we had approximately 42,000 acres for which lease payments are at least partially based on a percentage of farming revenues and 1,232 acres that are leased to our TRS. Acres leased to our TRS are not included in the table above.  From time to time, we may enter into recreational leases on our farms.  Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only.

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

The leases for the majority of the row-crop properties in our portfolio provide that tenants must pay us at least 50% of the annual rent in advance of each spring planting season.  As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year.  We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by usually requiring that our tenants maintain crop insurance and by our claim on a portion of the related proceeds, if any, as well as by our security interest in the growing crop. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Some of our leases provide for a reimbursement of the property taxes we pay.

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

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

	For the three months ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
OPERATING REVENUES:
Rental income	$8,291	$9,141	$(850)	(9.3)%
Tenant reimbursements	839	883	(44)	(5.0)%
Crop sales	237	362	(125)	(34.5)%
Other revenue	646	131	515	NM
Total operating revenues	10,013	10,517	(504)	(4.8)%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,885	2,003	(118)	(5.9)%
Property operating expenses	1,708	1,818	(110)	(6.1)%
Cost of goods sold	667	745	(78)	(10.5)%
Acquisition and due diligence costs	—	11	(11)	NM
General and administrative expenses	1,897	1,402	495	35.3%
Legal and accounting	2,901	848	2,053	NM
Other operating expenses	—	1	(1)	(100.0)%
Total operating expenses	9,058	6,828	2,230	32.7%
OPERATING INCOME	955	3,689	(2,734)	(74.1)%

OTHER (INCOME) EXPENSE:
Other (income) expense	(8)	(33)	25	(75.8)%
(Gain) on disposition of assets	(74)	(917)	843	(91.9)%
Interest expense	3,902	4,467	(565)	(12.6)%
Total other expense	3,820	3,517	303	8.6%

Net income (loss) before income tax expense	(2,865)	172	(3,037)	NM

Income tax expense	—	—	—	NM

NET INCOME (LOSS)	$(2,865)	$172	$(3,037)	NM

NM=Not Meaningful

Our rental income for the three months ended June 30, 2021 was impacted partially by two acquisitions and two dispositions during the three months ended June 30, 2021. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the three months ended June 30, 2021 includes approximately 142,000 acres, representing 96% of our current portfolio on an acreage basis. Additionally, upon renewal in 2021, a number of leases transitioned to higher percentages of variable rents relative to fixed rents, which variable rents have yet to be received.

On a same-property basis, total rental income decreased $0.6 million, or 6.6%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income decreased $0.9 million, or 9.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, resulting from asset dispositions, leases renegotiated downward in the summer of 2020 before the recovery in the farm economy, and the timing of crop share revenue recognition in connection with certain permanent crops.

Revenues recognized from tenant reimbursement of property taxes remained relatively flat at $0.8 million and $0.9 million during the three months ended June 30, 2021 and 2020, respectively.

Crop sales totaled $0.2 million during the three months ended June 30, 2021 as compared to $0.4 million in the comparative three-month period ended June 30, 2020. The decrease in crop sales is due to lower citrus sales in Florida.

Other revenues totaled $0.6 million during the three months ended June 30, 2021 as compared to $0.1 million in the comparative three-month period ended June 30, 2020. The increase primarily relates to revenue related to litigation settlement proceeds totaling $0.6 million recognized in the three months ended June 30, 2021.

Depreciation, depletion and amortization decreased by $0.1 million, or 5.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.  The decrease is a result of asset dispositions and the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating expenses decreased $0.1 million, or 6.1%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease is largely due to slightly lower tax expenses and repairs, partially offset by increased insurance expenses.

Cost of goods sold remained relatively flat at $0.7 million for the three months ended June 30, 2021 and 2020. The gross loss on sales is attributable to impairment recorded on growing crop inventory.

General and administrative expenses increased $0.5 million, or 35.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was largely driven by higher payroll, travel and consulting expenses.

Legal and accounting expenses increased $2.1 milliion for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, which was primarily the result legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties, including Quinton Mathews, under the pseudonym Rota Fortunae, and his co-conspirators, as discussed above under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation,”.

On June 20, 2021, Quinton Mathews (a.k.a. “Rota Fortunae”) entered into a settlement agreement with the Company in which he agreed to pay the Company a multiple of the profits he made when the Company’s common stock price fell in connection with the Wheel of Fortune article.  The Company has long believed the Wheel of Fortune article was part of a short and distort attack on the Company.  This was confirmed when Quinton Mathews issued a press release admitting he and his advisory clients shorted the Company in advance of the article and profited from the decline it caused, and further admitted that many of the key statements in that article – which he acknowledged led to the stock’s decline - were false. Following the parties’ settlement, the Court granted a joint stipulated motion to dismiss the case on June 29, 2021.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme.

The Company continues to defend meritless stockholder class action lawsuits that are related to the claims made by Wheel of Fortune. Amounts incurred to defend the stockholder claims are no longer covered by the Company’s insurance policies because legal and other costs to defend such claims exceeded the Company’s coverage amounts. Accordingly, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to.

Other operating expenses remained relatively flat at $0.0 million for three months ended June 30, 2021 and 2020.

Other income remained relatively flat at $0.0 million for the three months ended June 30, 2021 and 2020.

Gain on disposition of assets decreased $0.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due primarily to the fact that the purchase prices for the farms sold during the three months ended June 30,  2021 were lower than the farms sold during the three months ended June 30, 2020.

Interest expense decreased $0.6 million, or 12.6%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This decrease is the result of a decrease in interest rates and the lower outstanding balance of debt.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

	For the Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
OPERATING REVENUES:
Rental income	$18,551	$19,215	$(664)	(3.5)%
Tenant reimbursements	1,777	1,744	33	1.9%
Crop sales	453	697	(244)	(35.0)%
Other revenue	808	512	296	57.8%
Total operating revenues	21,589	22,168	(579)	(2.6)%

OPERATING EXPENSES
Depreciation, depletion and amortization	3,820	4,003	(183)	(4.6)%
Property operating expenses	3,639	3,679	(40)	(1.1)%
Cost of goods sold	917	1,311	(394)	(30.1)%
Acquisition and due diligence costs	—	11	(11)	(100.0)%
General and administrative expenses	3,514	2,854	660	23.1%
Legal and accounting	5,643	1,330	4,313	NM
Other operating expenses	2	1	1	100.0%
Total operating expenses	17,535	13,189	4,346	33.0%
OPERATING INCOME	4,054	8,979	(4,925)	(54.9)%

OTHER (INCOME) EXPENSE:
Other (income) expense	(52)	88	(140)	NM
(Gain) on disposition of assets	(3,467)	(831)	(2,636)	NM
Interest expense	7,961	9,130	(1,169)	(12.8)%
Total other expense	4,442	8,387	(3,945)	(47.0)%

Net income (loss) before income tax expense	(388)	592	(980)	NM

Income tax expense	—	—	—	NM

NET INCOME (LOSS)	$(388)	$592	$(980)	NM

NM=Not Meaningful

Our rental income for the six months ended June 30, 2021 was impacted partially by four acquisitions consisting of four farms and seven dispositions consisting of fifteen farms during the six months ended June 30, 2021. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the six months ended June 30, 2021 includes approximately 142,000 acres, representing 96% of our current portfolio on an acreage basis. Additionally, upon renewal in 2021, a number of leases transitioned to higher percentages of variable rents relative to fixed rents, which variable rents have yet to be received.

On a same-property basis, total rental income decreased $0.5 million, or 2.6%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of bonus and crop share rent payments are expected to be received in the fourth quarter.

Rental income decreased $0.7 million, or 3.5%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, resulting from asset dispositions, leases renegotiated downward in the summer of 2020 before the recovery in the farm economy, and the timing of crop share revenue recognition in connection with certain permanent crops.

Revenues recognized from tenant reimbursement of property taxes remained relatively flat at $1.8 million during the six months ended June 30, 2021 and 2020.

Crop sales totaled $0.5 million during the six months ended June 30, 2021 as compared to $0.7 million during the six months ended June 30, 2020. The decrease in crop sales is due to lower citrus sales.

Other revenues totaled $0.8 million during the six months ended June 30, 2021 as compared to $0.5 million during the six months ended June 30, 2020. The increase primarily relates to revenue related to litigation settlement proceeds totaling $0.6 million recognized in the six months ended June 30, 2021.

Depreciation, depletion and amortization decreased by $0.2 million, or 4.6%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.  The decrease is a result of asset dispositions and the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating remained relatively flat at $3.6 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively.

Cost of goods sold decreased $0.4 million, or 30.1%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was largely due to lower farming costs on a California farm, partly offset by higher farming costs on a farm in Florida. The gross loss on sales is attributable to impairment recorded on growing crop inventory.

General and administrative expenses increased $0.7 million, or 23.1%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was largely driven by higher payroll, travel and consulting expense.

Legal and accounting expenses increased $4.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, which was primarily the result of legal fees incurred in relation to a “short and distort” attack against the Company conducted by anonymous parties, including Quinton Mathews, under the pseudonym Rota Fortunae, and his co-conspirators, as discussed above under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation,”.

On June 20, 2021, Quinton Mathews (a.k.a. “Rota Fortunae”) entered into a settlement agreement with the Company in which he agreed to pay the Company a multiple of the profits he made when the Company’s common stock price fell in connection with the Wheel of Fortune article.  The Company has long believed the Wheel of Fortune article was part of a short and distort attack on the Company.  This was confirmed when Quinton Mathews issued a press release admitting he and his advisory clients shorted the Company in advance of the article and profited from the decline it caused, and further admitted that many of the key statements in that article – which he acknowledged led to the stock’s decline - were false. Following the parties’ settlement, the Court granted a joint stipulated motion to dismiss the case on June 29, 2021.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme.

The Company continues to defend meritless stockholder class action lawsuits that are related to the claims made by Wheel of Fortune. Amounts incurred to defend the stockholder claims are no longer covered by the Company’s insurance policies because legal and other costs to defend such claims exceeded the Company’s coverage amounts. Accordingly, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to.

Other operating expenses remained relatively flat at $0.0 million for six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Other income decreased $0.1 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, resulting primarily from losses in commodity futures that occurred in the six months ended June 30, 2020. The Company incurred no such losses during the six months ended June 30, 2021.

Gain on disposition of assets increased $2.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due primarily to greater disposition activity in the six months ended June 30, 2021 as compared to the same period in 2020.

Interest expense decreased $1.2 million, or 12.8%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This decrease is the result of a decrease in interest rates on floating rate debt and the lower outstanding balance of debt.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and unitholders, and other general business needs.

Our short- and long-term liquidity requirements consist primarily of funds necessary to make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units and Series B Participating Preferred Stock, make distributions necessary to qualify for taxation as a REIT, fund our operations, and pay legal fees in relation to the Rota Fortunae litigation in excess of the Company’s insurance coverage. In addition, we require liquidity to acquire additional farmland, extend loans under the FPI Loan Program, and make other investments and capital expenditures. We expect to meet our liquidity needs through cash on hand, operating cash flows, borrowings and equity issuances.

Our long-term liquidity needs consist primarily of funds necessary to acquire additional farmland, make other investments and certain long-term capital expenditures, make principal and interest payments on outstanding borrowings, and make distributions necessary to qualify for taxation as a REIT. We expect to meet our long-term liquidity requirements through various sources of capital, including the equity capital markets, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, asset dispositions and, given the recent recovery in our stock price, equity issuances (including issuances of Common units).

We entered into equity distribution agreements on May 14, 2021 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $50 million. Through June 30, 2021, the Company has generated $25.6 million and $25.3 million in gross and net cash proceeds, respectively, under the ATM Program which is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds from the ATM Program for future farmland acquisitions in accordance with our investment strategy and for general corporate purposes, which may also include originating loans to farmers under our loan program.  We intend to continue to utilize the ATM Program if the market price of our common stock remains at levels which are deemed appropriate by our board of directors.

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

We manage our capital position and liquidity needs by continuously forecasting our expected cash receipts, expenses and capital needs, managing our cash position and monitoring all the sources of capital available to us. Our business model, and the business model of real estate investment companies in general, utilizes a combination of debt and equity capital in financing the business. When debt becomes due, it is generally refinanced or repaid with equity capital rather than repaid using our cash flow from operations. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. In addition, we have recently raised $25.6 million of equity capital from our ATM equity program and have utilized such program successfully in the past. We also have an effective shelf registration statement with $250.0 million of capacity, whereby we could issue additional equity or debt securities. Furthermore, we have a large portfolio of high-quality real estate assets which we believe could be selectively and readily liquidated if necessary to fund our immediate liquidity needs. Our first course of action is to work with our lenders to refinance debt which is coming due on terms acceptable to us. In the event that we are unsuccessful in refinancing our debt on terms acceptable to us, we would look first to issue equity under our ATM Program, and second to sell certain assets to fund our liquidity shortfall. We currently have $14.0 million of indebtedness coming due in 2021 and $112.0 million of indebtedness coming due in 2022. We are currently engaged with lenders to refinance our upcoming 2021 and 2022 maturities.

During the six months ended June 30, 2021, we used $0.7 million to repurchase an aggregate of 25,073 shares of Series B Participating preferred stock at a weighted average price of $25.92. We currently have authority to repurchase up to an aggregate of $40.5 million in additional shares of our common stock or shares of our Series B participating preferred Stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	For the six months ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$8,217	$9,982
Net cash provided by (used in) investing activities	$(2,701)	$6,707
Net cash provided by (used in) financing activities	$7,426	$(17,652)

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

As of June 30, 2021, we had $40.2 million of cash compared to $11.6 million at June 30, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $1.8 million primarily as a result of the following:

●	Receipt of $24.2 million in cash rents for the six months ended June 30, 2021 as compared to receiving $22.1 million in cash rents in the six months ended June 30, 2020;
●	A decrease of $0.6 million in cash interest payments as compared to the six months ended June 30, 2020;
●	An increase in gain on disposition of assets of $2.6 million as compared to the six months ended June 30, 2020;
●	An increase in deferred revenue of $0.1 million as compared to the six months ended June 30, 2020; and
●	An increase in accrued expensnes of $3.4 million as compared to the six months ended June 30, 2020;
●	Proceeds from litigation settlement of $0.6 million in the six months ended June 30, 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities decreased $9.4 million primarily as a result of the following:

●	Property dispositions during the six months ended June 30, 2021 for cash consideration of $28.6 million and $2.4 million of convertible notes receivable, as opposed to $7.5 million during the six months ended June 30, 2020;
●	A decrease of $0.3 million in investments in real estate improvements as compared to the six months ended June 30, 2020;
●	Property acquisition during the six months ended June 30, 2021 for $30.0 million as compared to $0.9 million in property acquisitions during the six months ended June 30, 2020; and
●	A $1.8 million decrease in principal repayments on notes receivable received by the Company as compared to the six months ended June 30, 2020.

Cash Flows from Financing Activities

Net cash used in financing activities increased $25.1 million primarily as a result of the following:

●	Borrowings on mortgage notes of $14.0 million related to properties acquired during the six months ended June 30, 2021;
●	Mortgage note repayments increased $19.9 million as compared to the six months ended June 30, 2020;
●	Net proceeds from the ATM Program totaling $25.3 million for the six months ended June 30, 2021;
●	A decrease of $2.4 million in participating preferred stock repurchased as compared to the six months ended June 30, 2020;
●	Common stock repurchases decreased $3.2 million as compared to the six months ended June 30, 2020; and
●	A decrease of $0.1 million in debt issuance costs as compared to the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. Acquisition and due diligence costs totaled $0.0 million, $0.0 million, $0.0 million and $0.0 million for the three and six months ended June 30, 2021 and 2020, respectively. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of our Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of our Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of our Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on Series B Participating Preferred Stock, which may be redeemed for cash or converted into shares of common stock on or after September 30, 2021, have a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of our Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2021	2020	2021	2020
Net income (loss)	$(2,865)	$172	$(388)	$592
(Gain) loss on disposition of assets	(74)	(917)	(3,467)	(831)
Depreciation, depletion and amortization	1,885	2,003	3,820	4,003
FFO	(1,054)	1,258	(35)	3,764

Stock-based compensation	334	276	585	517
Deferred impact of interest rate swap terminations	127	137	311	137
Real estate related acquisition and due diligence costs	—	11	—	11
Distributions on Preferred units	(3,055)	(3,088)	(6,120)	(6,203)
AFFO	$(3,648)	$(1,406)	$(5,259)	$(1,774)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	32,836	31,656	32,527	31,708

Net loss per share available to common stockholders	$(0.19)	$(0.10)	$(0.21)	$(0.19)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.10	0.11	0.21	0.21
Depreciation and depletion	0.06	0.06	0.12	0.13
Stock-based compensation	0.01	0.01	0.02	0.02
(Gain) loss on disposition of assets	—	(0.03)	(0.11)	(0.03)
Distributions on Preferred units	(0.09)	(0.10)	(0.19)	(0.20)
AFFO per diluted weighted average share	$(0.11)	$(0.04)	$(0.16)	$(0.06)

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2021	2020	2021	2020
Basic weighted average shares outstanding	31,072	29,433	30,747	29,485
Weighted average OP units on an as-if converted basis	1,479	1,904	1,495	1,904
Weighted average unvested restricted stock	285	319	285	319
AFFO weighted average common shares	32,836	31,656	32,527	31,708

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

We further adjust EBITDAre for certain additional items such as stock-based compensation, indirect offering costs, real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments, see AFFO adjustments discussed above) that we consider necessary to understand our operating performance.  We believe that Adjusted EBITDAre provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net Income (loss)	$(2,865)	$172	$(388)	$592
Interest expense	3,902	4,467	7,961	9,130
Income tax expense	—	—	—	—
Depreciation, depletion and amortization	1,885	2,003	3,820	4,003
(Gain) loss on disposition of assets	(74)	(917)	(3,467)	(831)
EBITDAre	$2,848	$5,725	$7,926	$12,894

Stock-based compensation	334	276	585	517
Indirect equity offering costs	—	—	—	—
Real estate related acquisition and due diligence costs	—	11	—	11
Adjusted EBITDAre	$3,182	$6,012	$8,511	$13,422

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

At June 30, 2021, $171.5 million, or 34.1%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $0.8 million per year. At June 30, 2021, 1 month LIBOR was approximately 9 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $0.8 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of June 30, 2021, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of June 30, 2021, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25,000,000 in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. Our repurchase activity for the three months ended June 30, 2021 under the share repurchase program is presented in the following table. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. As of the date of this report, we had $40.5 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
April 1, 2021 - April 30, 2021	—	$—	17	$25.98	17	$40,456
May 1, 2021 - May 31, 2021	—	—	—	—	—	40,456
June 1, 2021 - June 30, 2021	—	—	—	—	—	40,456
Total	—	$—	17	$25.82	17	$40,456

Subsequent to June 30, 2021, the Company has repuchased no shares of common stock and no shares of Series B participating preferred stock.

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

Farmland Partners Inc.

Date: August 6, 2021	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Luca Fabbri
Luca Fabbri
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)