Form 10-Q
period 2021-09-30
Farmland Partners Inc.
filed 2021-10-28
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of October 22, 2021, 45,062,525 shares of the Registrant’s common stock (46,419,864 on a fully diluted basis, including 1,357,339 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of September 30, 2021 (Unaudited) and December 31, 2020

(in thousands except par value and share data)

	September 30,	December 31,
	2021	2020
ASSETS
Land, at cost	$931,803	$924,952
Grain facilities	11,282	12,091
Groundwater	10,214	10,214
Irrigation improvements	52,703	53,887
Drainage improvements	12,606	12,805
Permanent plantings	53,741	54,374
Other	6,783	8,167
Construction in progress	10,153	9,284
Real estate, at cost	1,089,285	1,085,774
Less accumulated depreciation	(37,082)	(32,654)
Total real estate, net	1,052,203	1,053,120
Deposits	2,155	—
Cash	21,373	27,217
Assets held for sale	518	—
Notes and interest receivable, net	6,128	2,348
Right of use asset	142	93
Deferred offering costs	76	—
Deferred financing fees, net	22	87
Accounts receivable, net	7,221	4,120
Inventory	1,705	1,117
Equity method investments	3,424	—
Prepaid and other assets	1,919	2,889
TOTAL ASSETS	$1,096,886	$1,090,991

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$499,533	$506,625
Lease liability	142	93
Dividends payable	1,715	1,612
Derivative liability	1,239	2,899
Accrued interest	3,103	3,446
Accrued property taxes	2,588	1,817
Deferred revenue	31	37
Accrued expenses	12,767	8,272
Total liabilities	521,118	524,801

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 6,037,500 shares authorized; 5,806,797 shares issued and outstanding at September 30, 2021, and 5,831,870 at December 31, 2020	139,116	139,766
Redeemable non-controlling interest in operating partnership, Series A preferred units	119,633	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 32,942,696 shares issued and outstanding at September 30, 2021, and 30,571,271 shares issued and outstanding at December 31, 2020	319	297
Additional paid in capital	374,966	345,870
Retained earnings (deficit)	(11,066)	1,037
Cumulative dividends	(59,579)	(54,751)
Other comprehensive income	(284)	(2,380)
Non-controlling interests in operating partnership	12,663	15,841
Total equity	317,019	305,914

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,096,886	$1,090,991

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

(in thousands except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Rental income	$8,850	$8,701	$27,400	$27,916
Tenant reimbursements	861	911	2,638	2,655
Crop sales	262	748	715	1,445
Other revenue	132	244	940	755
Total operating revenues	10,105	10,604	31,693	32,771

OPERATING EXPENSES
Depreciation, depletion and amortization	1,911	1,979	5,731	5,982
Property operating expenses	1,993	1,961	5,632	5,640
Cost of goods sold	417	1,332	1,334	2,643
Acquisition and due diligence costs	5	—	5	11
General and administrative expenses	1,746	1,395	5,258	4,248
Legal and accounting	2,599	287	8,241	1,617
Other operating expenses	—	1	2	2
Total operating expenses	8,671	6,955	26,203	20,143
OPERATING INCOME	1,434	3,649	5,490	12,628

OTHER (INCOME) EXPENSE:
Other (income) expense	(8)	25	(59)	113
(Income) loss from equity method investment	(15)	—	(15)	—
(Gain) loss on disposition of assets	112	(1,348)	(3,355)	(2,179)
Interest expense	4,014	4,411	11,974	13,541
Total other expense	4,103	3,088	8,545	11,475

Net income (loss) before income tax expense	(2,669)	561	(3,055)	1,153

Income tax expense	—	—	—	—

NET INCOME (LOSS)	(2,669)	561	(3,055)	1,153

Net (income) loss attributable to non-controlling interests in operating partnership	115	(34)	127	(70)

Net income (loss) attributable to the Company	(2,554)	527	(2,928)	1,083

Nonforfeitable distributions allocated to unvested restricted shares	(14)	(16)	(42)	(48)
Distributions on Series A Preferred Units and Series B Preferred Stock	(3,055)	(3,064)	(9,175)	(9,269)

Net (loss) available to common stockholders of Farmland Partners Inc.	$(5,623)	$(2,553)	$(12,145)	$(8,234)

Basic and diluted per common share data:
Basic net (loss) available to common stockholders	$(0.17)	$(0.09)	$(0.39)	$(0.28)
Diluted net (loss) available to common stockholders	$(0.17)	$(0.09)	$(0.39)	$(0.28)
Basic weighted average common shares outstanding	32,551	29,206	31,355	29,392
Diluted weighted average common shares outstanding	32,551	29,206	31,355	29,392
Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(2,669)	$561	$(3,055)	$1,153
Amortization of OCI	234	301	764	547
Net change associated with current period hedging activities	390	226	1,332	(1,756)
Comprehensive income (loss)	(2,045)	1,088	(959)	(56)
Comprehensive income (loss) attributable to non-controlling interests	115	(34)	127	(70)
Net income (loss) attributable to Farmland Partners Inc.	$(1,930)	$1,054	$(832)	$(126)

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and nine months ended September 30, 2021 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2020	30,571	$297	$345,870	$1,037	$(54,751)	$(2,380)	$15,841	$305,914
Net income	—	—	—	2,360	—	—	117	2,477
Grant of unvested restricted stock	113	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	251	—	—	—	—	251
Dividends accrued or paid	—	—	—	(3,065)	(1,540)	—	(74)	(4,679)
Conversion of common units to shares of common stock	159	1	1,697	—	—	—	(1,698)	—
Net change associated with current period hedging transactions	—	—	—	—	—	1,501	—	1,501
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	38	—	—	—	(38)	—
Balance at March 31, 2021	30,840	$298	$347,856	$332	$(56,291)	$(879)	$14,148	$305,464
Net (loss)	—	—	—	(2,735)	—	—	(130)	(2,865)
Issuance of stock	1,955	19	25,281	—	—	—	—	25,300
Grant of unvested restricted stock	16	—	—	—	—	—	—	—
Stock-based compensation	—	—	334	—	—	—	—	334
Dividends accrued or paid	—	—	—	(3,054)	(1,641)	—	(74)	(4,769)
Net change associated with current period hedging transactions	—	—	—	—	—	(29)	—	(29)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(172)	—	—	—	172	—
Balance at June 30, 2021	32,811	$317	$373,299	$(5,457)	$(57,932)	$(908)	$14,116	$323,435
Net (loss)	—	—	—	(2,554)	—	—	(115)	(2,669)
Issuance of stock	5	1	65	—	—	—	—	66
Grant of unvested restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	334	—	—	—	—	334
Dividends accrued or paid	—	—	—	(3,055)	(1,647)	—	(70)	(4,772)
Net change associated with current period hedging transactions	—	—	—	—	—	624	—	624
Conversion of common units to shares of common stock	123	1	1,275	—	—	—	(1,275)	1
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(7)	—	—	—	7	—
Balance at September 30, 2021	32,943	$319	$374,966	$(11,066)	$(59,579)	$(284)	$12,663	$317,019

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and nine months ended September 30, 2020 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2019	29,952	$292	$338,387	$6,251	$(48,784)	$(1,644)	$19,044	$313,546
Net income	—	—	—	394	—	—	25	419
Grant of unvested restricted stock	139	—	—	—	—	—	—	—
Stock-based compensation	—	—	242	—	—	—	—	242
Dividends accrued or paid	—	—	—	(3,115)	(1,498)	—	(95)	(4,708)
Net change associated with current period hedging transactions	—	—	—	—	—	(1,583)	—	(1,583)
Repurchase and cancellation of shares	(225)	(3)	(1,396)	—	—	—	—	(1,399)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	224	—	—	—	(224)	—
Balance at March 31, 2020	29,866	$289	$337,457	$3,530	$(50,282)	$(3,227)	$18,750	$306,517
Net income	—	—	—	162	—	—	11	173
Stock-based compensation	—	—	275	—	—	—	—	275
Dividends accrued or paid	—	—	—	(3,088)	(1,488)	—	(96)	(4,672)
Net change associated with current period hedging transactions	—	—	—	—	—	(153)	—	(153)
Repurchase and cancellation of shares	(270)	(2)	(1,795)	—	—	—	—	(1,797)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	121	—	—	—	(121)	—
Balance at June 30, 2020	29,596	$287	$336,058	$604	$(51,770)	$(3,380)	$18,544	$300,343
Net income	—	—	—	527	—	—	34	561
Stock-based compensation	—	—	271	—	—	—	—	271
Dividends accrued or paid	—	—	—	(3,065)	(1,454)	—	(95)	(4,614)
Net change associated with current period hedging transactions	—	—	—	—	—	527	—	527
Repurchase and cancellation of shares	(510)	(5)	(3,367)	—	—	—	—	(3,372)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	75	—	—	—	(75)	—
Balance at September 30, 2020	29,086	$282	$333,037	$(1,934)	$(53,224)	$(2,853)	$18,408	$293,716

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,055)	$1,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,731	5,982
Amortization of deferred financing fees and discounts/premiums on debt	304	218
Stock-based compensation	919	788
(Gain) on disposition of assets	(3,355)	(2,179)
(Income) loss from equity method investment	(15)	—
Proceeds from litigation settlement	550	—
Bad debt expense	—	325
Amortization of dedesignated interest rate swap	764	547
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(3,312)	(1,256)
(Increase) Decrease in interest receivable	(117)	7
(Increase) Decrease in other assets	(1,301)	1,734
(Increase) Decrease in inventory	(588)	45
Increase (Decrease) in accrued interest	(379)	88
Increase (Decrease) in accrued expenses	4,336	1,757
Increase (Decrease) in deferred revenue	(52)	166
Increase (Decrease) in accrued property taxes	808	786
Net cash provided by operating activities	1,238	10,161
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(31,008)	(884)
Real estate and other improvements	(2,186)	(2,026)
Investment in equity method investees	(991)	—
Principal receipts on notes receivable	37	1,762
Issuance of note receivable	(3,702)	(8)
Proceeds from sale of property	28,710	13,427
Net cash provided by (used in) investing activities	(9,140)	12,271
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	26,750	—
Repayments on mortgage notes payable	(33,976)	(2,994)
Proceeds from ATM offering	25,365	—
Participating preferred stock repurchased	(650)	(3,095)
Common stock repurchased	—	(6,568)
Payment of debt issuance costs	(147)	(130)
Payment of swap fees	(291)	(182)
Dividends on common stock	(4,713)	(4,484)
Distribution on Series A preferred units	(3,510)	(3,510)
Distribution on Series B participating preferred stock	(6,542)	(6,637)
Distributions to non-controlling interests in operating partnership, common	(228)	(285)
Net cash provided by (used in) financing activities	2,058	(27,885)

NET (DECREASE) IN CASH	(5,844)	(5,453)
CASH, BEGINNING OF PERIOD	27,217	12,561
CASH, END OF PERIOD	$21,373	$7,108
Cash paid during period for interest	$11,019	$12,650
Cash paid during period for taxes	$—	$—

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows (Continued)

For the nine months ended September 30, 2021 and 2020

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$1,647	$1,454
Dividend payable, common units	$68	$95
Distributions payable, Series A preferred units	$2,633	$2,633
Additions to real estate improvements included in accrued expenses	$164	$141
Settlement of outstanding notes receivable with property acquisitions	$—	$487
Swap fees payable included in accrued interest	$36	$36
Deferred offering costs amortized through equity in the period	$80	$—
Right of Use Asset	$142	$128
Lease Liability	$142	$128
Conversion of Convertible Notes into Investment in equity method investee	$2,417	$—

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of September 30, 2021

Note 1—Organization and Significant Accounting Policies

Organization

Farmland Partners Inc. (“FPI”), collectively with its subsidiaries, is an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. FPI was incorporated in Maryland on September 27, 2013. FPI elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2014.

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013.  All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.  As of September 30, 2021, FPI owned a 95.7% interest in the Operating Partnership.  See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of September 30, 2021, the Operating Partnership owns a 9.98% equity interest in an unconsolidated equity method investment that holds 10 properties (see “Note 1, Convertible Notes Receivable”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPIand its consolidated subsidiaries, including the Operating Partnership.

As of September 30, 2021, the Company owned a portfolio of approximately 158,000 acres which are consolidated in these financial statements.  In addition, the Company serves as property manager over approximately 8,300 acres (see “Note 4—Related Party Transactions”).

On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  On October 4, 2021, the Company converted all 5,806,797 shares of the outstanding Series B Participating Preferred Stock into shares of common stock. (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock and see “Note 11 – Subsequent Events” for information on the conversion of Series B Participating Preferred Stock.)

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. The TRS was formed to provide volume purchasing services to the Company’s tenants and also to directly operate farms under certain circumstances.  As of September 30, 2021, the TRS performed direct farming operations on 2,807 acres of farmland owned by the Company located in California and Michigan.

All references to numbers and percent of acres within this report are unaudited.

Principles of Consolidation

The accompanying consolidated financial statements for the periods ended September 30, 2021 and 2020 are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of FPI and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information

The information in the Company’s consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 is unaudited.  The accompanying financial statements for the three and nine months ended September 30, 2021 and 2020 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair statement of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of actual operating results for the entire year ending December 31, 2021.

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

Whether the Company’s acquisitions are treated as an asset acquisition under ASC 360 or a business combination under ASC 805, the fair value of the purchase price is allocated among the assets acquired and any liabilities assumed by valuing the property as if it were vacant.  The “as-if-vacant” value is allocated to land, buildings, improvements, permanent plantings and any liabilities, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.

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

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and nine months ended September 30, 2021, the company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Real Estate Sales

The Company recognizes gains from the sales of real estate assets, generally at the time the title is transferred, consideration is received and the Company no longer has substantial continuing involvement with the real estate sold, aside from properties managed for Promised Land Opportunity Zone Farms I, LLC (the "OZ Fund"), as described below.

Assets Held For Sale

The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. As of September 30, 2021, the Company has classified certain of its agriculture equipment as held for sale. The equipment is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell.

Convertible Notes Receivable

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund, a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States ("QOZs"), as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold 9 farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. The Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”). The OZ Convertible Notes had an interest rate of 1.35% and an aggregate principal balance of $2.4 million. On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, into membership interests in the OZ Fund, in accordance with the terms of the OZ Convertible Notes. The value of the conversion was $2.4 million and the Company’s membership interest in the OZ Fund was approximately 7.6% upon conversion and increased to 9.98% as of September 30, 2021 after subsequent capital contributions. Please refer to “Note 4 – Related Party Transactions.” The OZ Fund has the option to purchase additional properties from the Company.

Equity Method Investments

As of September 30, 2021, the aggregate balance of our Equity Method Investment was approximately $3.4 million. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund. Under the OZ Fund agreement, the Manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Operating Partnership’s additional capital contributions are capped at $20 million.

Under the agreement, any available cash, after the allowance for the payment of all obligations, operating expenses and capital improvements, is distributed to the Members at least annually. For each fiscal year, net income or loss is allocated to the Members pro rata in accordance with their percentage interest.

Liquidity Policy

The Company manages its capital position and liquidity needs by continuously forecasting its expected cash receipts, expenses and capital needs, managing its cash position and monitoring all the sources of capital available to the Company. The business model of the Company, and of real estate investment companies in general, utilizes a combination of debt and equity capital in financing the business. When debt becomes due, it is generally refinanced or repaid with equity capital rather than being repaid using the Company’s cash flow from operations. As of September 30, 2021 the Company had debt maturities within the next twelve months of approximately $112.0 million. The Company is currently engaged with lender to refinance our upcoming 2022 maturities. The Company and the lender have agreed to a five year extension. The facility is likely to close after December 31, 2021. After the $112.0 million due in 2022, the Company has no material debt maturities due before 2025. Management believes that cash on hand, access to debt and equity capital, and other sources of liquidity, such as sales of farms or formation of joint ventures or other asset management arrangements, are sufficient to meet all its ongoing capital needs, including repayment of its upcoming debt maturities.  The Company has a demonstrated history of refinancing or extending existing debt obligations. In addition, the Company has recently raised $25.7 million of equity capital from its At-The-Market equity program and has utilized such program successfully in the past. The Company also has an effective shelf registration statement with $250.0 million of capacity, pursuant to which it could issue additional equity or debt securities.  Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs.  Management believes its capital resources and plans are sufficient to meet all future financing needs, including repayment of debt maturities over the next twelve months.

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

The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company writes off accounts receivable when it becomes apparent, based upon age or customer circumstances, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts. As of September 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of $0.0 million.

Inventory

The costs of growing crops are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. For the three months ended September 30, 2021 and 2020, the cost of  harvested crop was $0.4 million and $1.3 million, respectively. For the nine months ended September 30, 2021 and 2020, the cost of  harvested crop was $1.3 million and $2.6 million, respectively.

Harvested crop inventory includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of September 30, 2021 and December 31, 2020, inventory consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Harvested crop	$198	$47
Growing crop	1,507	1,070
	$1,705	$1,117

Fair Value

The Company is required to disclose fair value as explained in “Note 6 – Notes Receivable”, “Note 7 – Mortgage Notes, Lines of Credit and Bonds Payable” and “Note 10 – Hedge Accounting” below. FASB ASC 820-10 establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company terminated its old interest rate swap at the end of March 2020 and entered into a new interest rate swap agreement to manage interest rate risk exposure, effective April 1, 2020. The interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

As of September 30, 2021, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million. For a summary of the fair value and related disclosures in relation to hedge accounting, please refer to “Note 10 – Hedge Accounting.”

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

Note 2—Revenue Recognition

Fixed rent: The majority of the Company’s leases provide for rent payments on an entirely or partially fixed basis. For the majority of its fixed rent leases, the Company receives at least 50% of the annual lease payment from tenants before planting, generally during the first quarter of the year, with the remaining 50% of the lease payment due in the second half of the year generally after harvest.  Rental income is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned.

Variable rent: Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds in their entirety or above a certain threshold. Revenue under leases providing for a payment equal to a percentage of the gross farm proceeds may be recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance.

Fixed rent and variable rent: Certain of the Company’s leases provide for a minimum fixed rent plus variable rent based on gross farm proceeds.

Tenant reimbursements: Certain of the Company’s leases provide for tenants to reimburse the Company for property taxes and other expenses.  Tenant reimbursements are recognized on a straight-line basis over the relevant period.

Crop sales: The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the three months ended September 30, 2021 and 2020 were $0.3 million and $0.7 million, respectively. Revenues from the sale of harvested crops recognized for the nine months ended September 30, 2021 and 2020 were $0.7 million and $1.4 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Leases in place as of September 30, 2021 have terms ranging from one to forty years. Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2021 and December 31, 2020, the Company had $0.03 million and $0.04 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized for the three and nine months ended September 30, 2021 and 2020:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Leases in effect at the beginning of the year	$6,902	$7,789	$23,635	$25,468
Leases entered into during the year	1,948	912	3,765	2,448
	$8,850	$8,701	$27,400	$27,916

Future minimum lease payments from tenants under all non-cancelable leases in place as of September 30, 2021, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2021 and each of the next four years and thereafter as of September 30, 2021 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2021 (remaining three months)	$8,437
2022	24,025
2023	14,195
2024	6,359
2025	2,810
Thereafter	23,502
$79,328

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2021, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Historically, and in the future, if a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there could be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2021 and 2020 and the percentage of rental income recorded by the Company for the three and nine months ended September 30, 2021 and 2020 by region:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm (2)	2021	2020	2021	2020	2021	2020
Corn Belt	27.3%	27.8%	34.0%	37.3%	35.5%	34.8%
Delta and South	20.4%	17.9%	13.8%	11.8%	11.6%	11.0%
High Plains	18.8%	19.0%	8.2%	7.4%	8.0%	7.2%
Southeast	26.2%	27.9%	22.5%	26.2%	23.0%	25.1%
West Coast	7.3%	7.4%	21.5%	17.3%	21.9%	21.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1)	Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent, regional comparisons by rental income are not fully representative of each region’s income-producing capacity until a full year is taken into account.
(2)	Corn Belt includes farms located in Illinois, Michigan and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Chairman and Chief Executive Officer.  The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.03 million and $0.03 million during the three months ended September 30, 2021 and 2020, respectively, and $0.12 million and $0.08 million during the nine months ended September 30, 2021 and 2020, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund.  The OZ Fund is a Delaware limited liability company whose manager is the brother of one of the Company's independent directors. That independent director has an indirect investment in the OZ Fund. In addition, as partial consideration in certain transactions with the OZ Fund, the Company received the OZ Convertible Notes, which on July 16, 2021, were converted into a 7.6% equity interest in the OZ Fund. As of September 30, 2021, the Company had a 9.98% interest in the OZ Fund.  Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter if the gross book value is less than $50 million or (ii) 0.2000% times gross book value per quarter if the gross book value is $50 million or more.  The Company earned management fees of $0.05 million and $0.10 million, respectively, during the three and nine months ended September 30, 2021.

Note 5—Real Estate

The Company completed five acquisitions, consisting of five properties, in the Corn Belt, Delta and South and Southeast regions during the nine months ended September 30, 2021. Aggregate consideration for these acquisitions totaled $17.0 million in cash and $14.0 million of notes payable. No intangible assets were acquired through these acquisitions.

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

During the nine months ended September 30, 2021, the Company completed nine dispositions consisting of seventeen properties in the Corn Belt, Delta and South and Southeast regions. The Company received cash consideration for these dispositions totaling $28.7 million and $2.4 million of convertible notes receivable, and recognized an aggregate gain on sale of $3.4 million.

During the nine months ended September 30, 2020, the Company completed four dispositions consisting of eight properties, in the Corn Belt and High Plains regions for aggregate consideration of $13.4 million and an aggregate gain on sale of $2.2 million.

Note 6—Notes Receivable

The Company offers an agricultural lending product (the “FPI Loan Program”) focused on farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers.  Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects. The Company seeks to make loans that are collateralized by farm real estate or growing crops and in principal amounts of $1.0 million or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimate of expected credit losses on its notes receivable principal balance is $0.0 million as of September 30, 2021 and December 31, 2020. The Company recorded credit loss expense related to interest receivables of $0.00 million and $0.00 million during the three months ended September 30, 2021 and 2020, respectively, and $0.00 million and $0.05 million during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	September 30, 2021	December 31, 2020	Date
Mortgage Note (1)	Principal & interest due at maturity	$223	$229	12/7/2028
Mortgage Note (1)	Principal due at maturity & interest due monthly	2,135	2,135	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,571	—	6/23/2023
Mortgage Note (3)	Principal due at maturity & interest due semi-annually	2,100	—	8/18/2023
Total outstanding principal		6,029	2,364
Interest receivable (net prepaid interest and points)		99	277
Provision for interest receivable		—	(293)
Total notes and interest receivable		$6,128	$2,348
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable by the buyer between the third and fifth anniversary of the issuance of the notes.
(2)	On July 27, 2021, the Company entered into a loan secured against farmland.
(3)	On August 18, 2021, the Company entered into a loan secured against farmland and farm equipment.

The collateral for the mortgage notes receivable consists of real estate, personal property and growing crops.

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms whenever the interest rates on the notes receivable are deemed not to be at market rates. As of September 30, 2021 and December 31, 2020, the fair value of the notes receivable was $6.1 million and $2.4 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

 As of September 30, 2021 and December 31, 2020, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			September 30,	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	Interest Rate Terms	2021	2021	2020	Date	2021
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$13,827	April 2025	$21,438
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,595
MetLife Term Loan #1 (1)	Semi-annual interest only	3.30% adjusted every three years	3.30%	83,205	85,188	March 2026	186,805
MetLife Term Loan #2	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,000	16,000	March 2026	32,513
MetLife Term Loan #3	Semi-annual interest only	4.27% adjusted every three years	4.27%	16,800	21,000	March 2026	26,141
MetLife Term Loan #4 (1)	Semi-annual interest only	3.30% adjusted every three years	3.30%	13,016	15,685	June 2026	25,694
MetLife Term Loan #5	Semi-annual interest only	3.50% adjusted every three years	3.50%	6,779	8,379	January 2027	9,994
MetLife Term Loan #6	Semi-annual interest only	3.45% adjusted every three years	3.45%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.20% adjusted every three years	3.20%	16,198	17,153	June 2027	36,391
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	3.20% adjusted every three years	3.20%	16,800	21,000	May 2028	39,005
MetLife Term Loan #10	Semi-annual interest only	3.00% adjusted every three years	3.00%	51,808	53,277	October 2030	109,410
MetLife Term Loan #11	Semi-annual interest only	2.85% fixed until 2024	2.85%	12,750	—	October 2031	26,890
Rabobank	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	1.78%	59,500	62,358	March 2028	29,857
Rutledge Note Payable #1 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.43%	17,000	17,000	April 2022	40,538
Rutledge Note Payable #2 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.43%	25,000	25,000	April 2022	48,164
Rutledge Note Payable #3 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.43%	25,000	25,000	April 2022	29,302
Rutledge Note Payable #4 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.43%	15,000	15,000	April 2022	84,031
Rutledge Note Payable #5 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.43%	30,000	30,000	April 2022	128,974
Total outstanding principal				501,001	508,185		$1,061,871
Debt issuance costs				(1,468)	(1,560)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$499,533	$506,625
(1)	During the year ended December 31, 2017 the Company converted the interest rate on Metlife Term Loans 1 and 4 from variable to fixed rates for a term of three years. Once the term expires the new rate will be determined based on the loan agreements.
(2)	On January 29, 2021 the Rutledge Facility (as defined below) maturity was extended to April 1, 2022.

Farmer Mac Facility

As of September 30, 2021 and December 31, 2020, the Company had approximately $25.0 million outstanding under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at September 30, 2021.

MetLife Term Loans

As of September 30, 2021 and December 31, 2020, the Company had $304.5 million and $308.8 million outstanding, respectively (the “Metlife loans”), under the loan agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

In connection with each of the MetLife loan agreements, FPI and the Operating Partnership each entered into separate guarantees whereby FPI and the Operating Partnership jointly and severally agree to unconditionally guarantee the obligations under the Metlife loan agreements (the “MetLife guarantees”). The MetLife guarantees contain a number of customary affirmative and negative covenants.

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of September 30, 2021.

Each of the MetLife loan agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, FPI and the Operating Partnership, the occurrence of which, after any applicable cure period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that collateralize the MetLife loans.

Rutledge Credit Facility

As of September 30, 2021 and December 31, 2020, the Company and the Operating Partnership had $112.0 million and $112.0 million, respectively, outstanding under the credit facility with Rutledge Investment Company (the “Rutledge Facility”). As of September 30, 2021, $0.0 remains available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

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

Rabobank Mortgage Note

As of September 30, 2021 and December 31, 2020, the Company and the Operating Partnership had $59.5 million and $62.4 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of September 30, 2021.

Jefferson Bank Bridge Loan

On May 28, 2021, the Company entered into a loan agreement with Jefferson Bank in connection with the acquisition of property. The loan was due September 2021 and was collateralized by the property acquired. In accordance with the terms of the applicable real estate purchase agreement, the seller agreed to reimburse the Company for a 3.0% interest rate on a maximum of $13.5 million in loan principal for the first 90 days following the closing.  In September 2021, the loan was refinanced through the issuance of a MetLife loan.

LIBOR

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of September 30, 2021, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rababank Mortgage Note. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.6 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively.

Aggregate Maturities

As of September 30, 2021, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2021 (remaining three months)	$—
2022	112,000
2023	—
2024	2,100
2025	27,087
Thereafter	359,814
$501,001

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2021 and December 31, 2020, the fair value of the mortgage notes payable was $513.5 million and $535.1 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

In April 2015, the Company entered into a lease agreement for office space which the Company extended in March 2020 through July 31, 2021 and in May 2021 through September 2022. The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, $10,534 in June 2018, $10,701 in June 2020, $12,373 in August 2020 and $13,042 in October 2021. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate of 3.35%, equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the three months ended September 30, 2021 and 2020 was $0.03 million and $0.02 million, respectively. For the nine months ended September 30, 2021 and 2020, total lease cost was $0.11 million and $0.09 million, respectively. As of September 30, 2021, the lease has a remaining term of twelve months. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2021 (remaining three months)	$39
2022	117
2023	—
2024	—
2025	—
Thereafter	—
$156

Litigation

On July 11, 2018, a purported class action lawsuit, captioned Kachmar v. Farmland Partners Inc. (the “Kachmar Action”), was filed in the United States District Court for the District of Colorado against the Company and certain of our officers by a purported Company stockholder. The complaint alleges, among other things, that our disclosure related to the FPI Loan Program was materially false and misleading in violation of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On August 17, 2018, a second purported class action, captioned

Mariconda v. Farmland Partners Inc. was filed in the United States District Court for the District of Colorado (the “Brokop Action”).  As discussed below, the current named plaintiff in that action is a purported FPI shareholder named Don Brokop.   The complaint filed in the Brokop Action alleged substantially identical claims to those alleged in the Kachmar Action.

Several purported shareholders moved to consolidate the Kachmar Action and the Brokop Action and for appointment as lead plaintiff.  On November 13, 2018, the plaintiff in the Kachmar Action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Brokop Action. On March 11, 2019, the Turners and additional plaintiff Obelisk Capital Management filed an amended complaint in the Brokop Action.  On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Brokop Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification, seeking to certify the case as a class action on behalf of purchasers of Farmland Partners’ common stock between November 12, 2015 and July 10, 2018 and to have the Turners and purported stockholder Don Brokop appointed as class representatives. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint to add Brokop as an additional plaintiff in place of Obelisk Capital Management. On December 8, 2020, the court granted the Turners’ motion to amend to add Brokop as an additional plaintiff and denied the Company’s motion for judgment on the pleadings. As a result, the automatic discovery stay was lifted and the court entered a schedule for proceedings going forward. The Company, Mr. Pittman, and Mr. Fabbri filed an opposition to plaintiffs’ motion for class certification on February 8, 2021.  On February 17, 2021, plaintiffs filed a motion to withdraw the Turners as lead plaintiffs and to substitute Brokop as lead plaintiff.  On June 7, 2021, the court granted the motion to withdraw the Turners and substitute Brokop as lead plaintiff. The parties completed fact discovery on June 29, 2021.  On July 23, 2021, Magistrate Judge Nina Wang issued a Report and Recommendation to the district court recommending that Brokop’s motion for class certification be granted in part and denied in part.  Specifically, the magistrate judge recommended that the district court deny the motion as to purchasers of Farmland Partners common stock between November 12, 2015 and December 14, 2016 and grant the motion as to purchasers between December 14, 2016 and July 11, 2018.  On September 30, 2021, the district court issued an order adopting in part the magistrate judge’s recommendation and certifying a plaintiff class of purchasers of FPI stock between February 23, 2017 and July 11, 2018.   Discovery concluded in the Brokop Action on October 1, 2021.  The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

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

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of September 30, 2021, the Company has an approximate aggregate net book value of $8.0 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise, plus an additional payment of $0.3 million in February 2021. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interests in Operating Partnership

FPI consolidates the Operating Partnership. As of September 30, 2021 and December 31, 2020, FPI owned 95.7% and 94.9% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 4.3% and 5.1% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company issued 281,453 and 265,000, respectively, of shares of common stock upon redemption of 281,453 and 265,000, respectively, of Common units that had been tendered for redemption. There were 1.4 million and 1.6 million outstanding Common units eligible to be tendered for redemption as of September 30, 2021 and December 31, 2020, respectively.

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

The Operating Partnership intends to continue to make distributions on each Common unit in the same amount as those paid on each share of FPI’s common stock, with the distributions on the Common units held by FPI being utilized to pay dividends to FPI’s common stockholders.

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase/(decrease) the non-controlling interest in the Operating Partnership by $0.1 million and $(0.4) million during the nine months ended September 30, 2021 and 2020 respectively, with the corresponding offsets to additional paid-in capital.

Series A Preferred Units: Redeemable Non-controlling Interests in Operating Partnership

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in operating partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. Total liquidation value of such preferred units as of September 30, 2021 and December 31, 2020 was $119.6 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in the Company’s redeemable non-controlling interest in the Operating Partnership for the nine months ended September 30, 2021 and 2020:

	Series A Preferred Units
(in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2019	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2020	117	$119,633

Balance at December 31, 2020	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2021	117	$119,633

Series B Participating Preferred Stock

On August 17, 2017, the Company entered into an underwriting agreement with Raymond James & Associates, Inc. and Jefferies LLC, as representatives of the underwriters, pursuant to which the Company sold 6,037,500 shares of its newly designated Series B Participating Preferred Stock, at a public offering price of $25.00 per share.

The shares of Series B Participating Preferred Stock are accounted for as mezzanine equity on the consolidated balance sheet, as the Series B Participating Preferred Stock was convertible and redeemable for common shares at a determinable price and date at the option of the Company and upon the occurrence of an event not solely within the control of the Company.

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of September 30, 2021 and December 31, 2020 was $139.1 million and $139.8 million, respectively.

On October 4, 2021, the Company converted all 5,806,797 shares of the outstanding Series B Participating Preferred Stock into shares of common stock. Each share of Series B Preferred Stock was converted into 2.0871798 shares of common stock, or 12,119,829 shares of common stock in total, less any fractional shares.  Holders of the Series B Participating Preferred Stock received cash in lieu of fractional shares. As a result of the conversion, the Company will record a significant deemed dividend to the Series B Participating Preferred stockholders in the fourth quarter of 2021, which represents the conversion value as of the conversion date less the carrying value as of September 30, 2021.

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the nine months ended September 30, 2021 and the year ended December 31, 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2021	August 4, 2021	October 1, 2021	October 15, 2021	$0.0500
	May 7, 2021	July 1, 2021	July 15, 2021	$0.0500
	February 11, 2021	April 1, 2021	April 15, 2021	$0.0500
				$0.1500

2020	November 3, 2020	January 1, 2021	January 15, 2021	$0.0500
	August 4, 2020	October 1, 2020	October 15, 2020	$0.0500
	May 6, 2020	July 1, 2020	July 15, 2020	$0.0500
	March 11, 2020	April 1, 2020	April 15, 2020	$0.0500
				$0.2000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $2.6 million in distributions payable as of September 30, 2021. The distributions are payable annually in arrears on January 15 of each year.

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

During the nine months ended September 30, 2021, the Company repurchased no shares of its common stock and 25,073 shares of its Series B preferred stock for $0.7 million at an average price of $25.92 per share. As of September 30, 2021, the Company had approximately $40.5 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan

(as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of September 30, 2021, there were 0.8 million shares available for future grants under the Plan.

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

A summary of the nonvested shares as of September 30, 2021 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2020	316	$6.46
Granted	133	11.73
Vested	(160)	6.68
Forfeited	—	—
Unvested at September 30, 2020	289	$8.72

The Company recognized stock-based compensation expense related to restricted stock awards of $0.3 million and $0.3 million, for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.8 million, for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, there were $1.8 million and $1.1 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.7 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations.

At-the-Market Offering Program (the “ATM Program”)

On May 14, 2021, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $50 million. During the nine months ended September 30, 2021 the Company sold 1,959,512 shares generating $25.7 million in gross proceeds and $25.4 million in net proceeds under the ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.2 and $0.0 in offering costs during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had $0.1 and $0.0, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted loss per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$(2,554)	$527	$(2,928)	$1,083
Less: Nonforfeitable distributions allocated to unvested restricted shares	(14)	(16)	(42)	(48)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,055)	(3,064)	(9,175)	(9,269)
Net (loss) attributable to common stockholders	$(5,623)	$(2,553)	$(12,145)	$(8,234)

Denominator:
Weighted-average number of common shares - basic	32,551	29,206	31,355	29,392
Conversion of preferred units(1)	—	—	—	—
Unvested restricted shares(1)	—	—	—	—
Redeemable non-controlling interest(1)	—	—	—	—
Weighted-average number of common shares - diluted	32,551	29,206	31,355	29,392

(Loss) per share attributable to common stockholders - basic	$(0.17)	$(0.09)	$(0.39)	$(0.28)
(1)	Anti-dilutive for the three and nine months ended September 30, 2021 and 2020

Numerator:

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been subtracted, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations.

Distributions on preferred interests in the Operating Partnership have been subtracted from net income or loss attributable to common stockholders.

Denominator:

Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive.  For the three and nine months ended September 30, 2021 and 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive. The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive.  For the three and nine months ended September 30, 2021 and 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the nine months ended September 30, 2021 and 2020, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.5 million and 1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021	December 31, 2020
Shares	32,654	30,255
Common Units	1,357	1,639
Redeemable Common Units	—	—
Unvested Restricted Stock Awards	289	316
	34,300	32,210

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of September 30, 2021, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). Amortization for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.3 million, respectively. Amortization for the nine months ended September 30, 2021 and 2020 was $0.8 million and $0.5 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid over the next six years. Termination fees paid during the three and nine months ended September 30, 2021 were $0.1 million and $0.3 million, respectively.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of September 30, 2021.

As of September 30, 2021, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative liability	$1,239

The effect of derivative instruments on the consolidated statements of operations for the periods ended September 30, 2021 and 2020 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

For the three months ended September 30, 2021 and 2020, the amount of loss recognized in net income was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the amount of loss recognized in net income was $0.3 million and $0.2 million, respectively. The net change associated with current period hedging transactions was $0.6 million $0.5 million and for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $(1.2) million for the nine months ended September 30, 2021 and 2020, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Beginning accumulated derivative instrument gain or loss	$(2,380)	$(1,644)
Net change associated with current period hedging transactions	1,332	(1,582)
Amortization of frozen AOCI on de-designated hedge	764	846
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$(284)	$(2,380)

Note 11—Subsequent Events

Dividends

On October 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on January 18, 2022 to stockholders and unitholders of record as of January 3, 2022.

Real Estate Acquisitions

Subsequent to September 30, 2021, the Company completed three farm acquisitions in the Corn Belt region for $9.7 million in cash consideration.

Conversion of Series B Participating Preferred Stock

On October 4, 2021, the Company converted all 5,806,797 shares of the outstanding Series B Participating Preferred Stock into shares of common stock. Each share of Series B Preferred Stock was converted into 2.0871798 shares of common stock, or 12,119,829 shares of common stock in total, less any fractional shares.  Holders of the Series B Participating Preferred Stock received cash in lieu of fractional shares. As a result of the conversion, the Company will record a significant deemed dividend to the Series B Participating Preferred stockholders in the fourth quarter of 2021, which represents the conversion value as of the conversion date less the carrying value as of September 30, 2021. Refer to “Note 9— Stockholders’ Equity and Non-controlling Interests” for more information on the Series B Participating Preferred Stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities Exchange Commission (the “SEC”) on March 19, 2021, which is accessible on the SEC’s website at www.sec.gov.  References to “the Company,” “we,” “our,” and “us” refer to Farmland Partners Inc. (“FPI”), a Maryland corporation, together with its consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which FPI is the sole member of the sole general partner.

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

Overview and Background

We are an internally managed real estate company that owns and seeks to acquire high-quality farmland located in agricultural markets throughout North America. As of the date of this Quarterly Report on Form 10-Q, we own farms with an aggregate of approximately 158,000 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Nebraska, North Carolina, South Carolina, South Dakota and Virginia. In addition, the Company serves as property manager over approximately 8,300 acres (see “Note 4—Related Party Transactions”). As of the date of this Quarterly Report on Form 10-Q, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as blueberries, vegetables, citrus, nuts and edible beans.  We believe our portfolio gives investors exposure to the increasing global food demand trend in the face of growing scarcity of high-quality farmland and will reflect the approximate breakdown of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2021, FPI owned 95.7% of the Common units and none of the Series A preferred units nor the Series B Participating Preferred Stock. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of September 30, 2021:

Region (1)	Total Acres
Corn Belt	42,989
Delta and South	32,273
High Plains	29,566
Southeast	41,223
West Coast	11,586
157,637
(1)	Corn Belt includes farms located in Illinois, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana , Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenant. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants and engage directly in farming through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of September 30, 2021, the TRS directly operates 2,807 acres of farmland located in California and Michigan.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland. The majority of the leases that are in place as of the date of this Quarterly Report on Form 10-Q have fixed rent payments. Some of our leases have variable rents based on the revenue generated by our farm-operator tenants. We believe that this mix of fixed and variable rents will help insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants while making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of 100% of the fixed rent, variable rent arrangements and leases with terms greater than one year.

In addition, an increasing number of our leases provide for crop share lease payments, through which we only recognize revenue to the amount of the crop insurance minimum. The excess cannot be recognized as revenue until the tenant enters into a contract to sell their crop. Generally, we expect tenants to enter into contracts to sell their crop following the harvest of the crop.

Impact of COVID-19 on Our Business

We are gaining a better understanding of the impact of the COVID-19 pandemic on our business and the recovery relative to 2020. We expect the impact of the COVID-19 pandemic to lessen in the 2021 crop marketing cycle, especially for specialty crops that were impacted in 2020 (e.g., citrus). However, we are unable to quantify what the ultimate impact of the pandemic on our business will be, as there are still significant uncertainties around the social and economic impact of the pandemic.  In such trying times, we are proud to support the industry and hardworking farmers that feed the entire country.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland and our ability to increase or maintain rental revenues while controlling expenses. We are currently in an environment of rapidly appreciating land values, driven by, among other things, inflation fears, strong commodity prices and positive outlook for farmer profitability.  Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply.

Demand

We expect that global demand for food, driven primarily by significant increases in the gross domestic product (“GDP”) per capita and global population, will continue to be the key driver of farmland values. We expect that global demand for most crops will continue to grow to keep pace with global population growth.We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. We anticipate these factors will lead to either higher crop prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long term.

According to “How to Feed the World in 2050,” a report by the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050 to feed a global population in excess of 9 billion.  The projected growth in grain production represents a 43% increase from 2005-2007 levels and more than two times the 446 million tons of grain produced in the United States in 2014.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long term, could impact our rental revenues and our results of operations. The success of our long-term business strategy is not dependent on growth in demand for biofuels, and we do not believe that demand for corn and soybeans as inputs in the production of biofuels will materially impact our results of operations or the value of our farmland, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary crops over the long term.

Despite advances in income, according to “The State of Food Security and Nutrition in the World,” a report by the UN FAO, 2.37 billion people did not have access to adequate food in 2020.

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of tillable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years. Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, an approximate 5% increase. In comparison, world population is expected to grow over the same period to 9.1 billion, a nearly 40% increase. According to the World Bank Group arable land per capita has decreased by approximately 50% from 1961 to 2018. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if increases in commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. Additionally, we believe that farmland lost to urban development disproportionately impacts higher quality farmland. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, and improvements in soil health, chemical nutrients and pest control. Furthermore, we expect the increasing shortage of water in many irrigated growing regions in the United States and other growing regions around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth on many acres and, in some cases, cause yields to decline on those acres.

Conditions in Our Existing Markets

Our portfolio spans numerous farmland markets and crop types, which provides us broad diversification across conditions in these markets. Across all regions, farmland acquisitions continue to be dominated by buyers who are existing farm owners and operators; institutional investors remain a small fraction of the industry. We generally see firm demand for high quality properties across all regions and crop types.

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases compounding into significant appreciation in the long term.  Under certain market conditions, as we are experiencing in 2021, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values.  Leases being renegotiated under the robust market conditions experienced in 2021, the first leasing cycle since the farm economy improved, are showing significant increases.

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

In our primary row crop farmland, we have realized substantial rent increases so far in connection with 2021 lease renewals, and we expect to benefit from rent growth into 2022. This is consistent with robust prices in primary crop markets and tenant demand for leasing high quality farmland. Across specialty crops, operator profitability is recovering after being under pressure partly due to COVID-19, as discussed above. Variable rent lease structures are common in many specialty crops, and 2021 revenue for leases that renewed in 2020 may be consistent or somewhat lower that 2020 revenue due to the timing of those 2020 renewals.

Lease Expirations

Farm leases are generally three to five years in duration. As of September 30, 2021, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2021 (remaining three months)	31,419	20.0%	$12,750	35.8%
2022	50,958	32.4%	9,086	25.5%
2023	35,492	22.5%	7,492	21.1%
2024	19,450	12.3%	3,441	9.7%
2025	11,578	7.3%	1,042	2.9%
Thereafter	8,740	5.5%	1,768	5.0%
	157,637	100.0%	$35,579	100.0%

It should be noted that the majority of leases expiring in 2021 have already been renewed as of the date of this report. The Company's lease renewals signed in 2021 generally commence in Q4 and, accordingly, contribute to an increase in revenue to a greater extent in 2022 and beyond than in 2021. Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future lease expirations during the initial lease term only. As of September 30, 2021, we had approximately 35,000 acres with lease payments that are at least partially based on variable rent and 2,807 acres that are leased to our TRS. From time to time, we may enter into recreational leases on our farms.

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

The leases for the majority of the row-crop properties in our portfolio provide that tenants must pay us at least 50% of their fixed rent in advance of each spring planting season.  As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year.  We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by usually requiring that our tenants maintain crop insurance and by our claim on a portion of the related proceeds, if any, as well as by our security interest in the growing crop. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Some of our leases provide for a reimbursement of the property taxes we pay.

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

We incur costs associated with running a public company, including, among others, costs associated with employing our personnel, compliance costs, and legal and accounting fees. We incur costs associated with due diligence and acquisitions, including, among others, travel expenses, and consulting fees. We also incur costs associated with managing our farmland. The management of our farmland, generally, is not labor or capital intensive because farmland generally has minimal physical structures that require routine inspection and maintenance, and our leases, generally, are structured to require the tenant to pay many of the costs associated with the property. Furthermore, we believe that our platform is scalable, and we do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time.

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Short-term crop price changes also have a limited impact on our rental revenue, as most of our leases provide for a fixed rental rate, a common approach in agricultural markets, especially with respect to row crops, for several reasons. This approach simplifies the administrative requirements for the landlord and the tenant significantly. This approach supports the tenants’ desire to maintain access to their leased farms, which are in short supply, a concept expanded upon below, by providing the landlord consistent rents. Crop price exposure is also limited because tenants also benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a varible rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies.

Crop prices are affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases can create a significant risk of price volatility.  Changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts or civil unrest also impact crop prices.

In late 2020 and early 2021 prices rebounded to or near prior highs, driven by increased demand expectations from China and modest adverse weather conditions around the world.

Interest Rates

We expect that future changes in interest rates will impact our overall operating performance by, among other things, affecting our borrowing costs and borrowing costs of our tenants. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (which is defined as nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that over time the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

International Trade

Following the trade tensions between China and the U.S. that started developing in 2018, the two countries reached a "Phase 1" trade deal in late 2019. At this point, we believe that China and the U.S. will endeavor to largely comply with the Phase 1 trade deal, leading to increased purchases by China of many U.S. agricultural exports. While logistical disruptions introduced by the COVID-19 pandemic slowed China’s compliance with its Phase 1 commitments, U.S. agricultural exports to China have since rebounded.

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

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

	For the three months ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
OPERATING REVENUES:
Rental income	$8,850	$8,701	$149	1.7%
Tenant reimbursements	861	911	(50)	(5.5)%
Crop sales	262	748	(486)	(65.0)%
Other revenue	132	244	(112)	(45.9)%
Total operating revenues	10,105	10,604	(499)	(4.7)%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,911	1,979	(68)	(3.4)%
Property operating expenses	1,993	1,961	32	1.6%
Cost of goods sold	417	1,332	(915)	(68.7)%
Acquisition and due diligence costs	5	—	5	NM
General and administrative expenses	1,746	1,395	351	25.2%
Legal and accounting	2,599	287	2,312	NM
Other operating expenses	—	1	(1)	NM
Total operating expenses	8,671	6,955	1,716	24.7%
OPERATING INCOME	1,434	3,649	(2,215)	(60.7)%

OTHER (INCOME) EXPENSE:
Other (income) expense	(8)	25	(33)	NM
(Income) loss from equity method investment	(15)	—	(15)	NM
(Gain) loss on disposition of assets	112	(1,348)	1,460	NM
Interest expense	4,014	4,411	(397)	(9.0)%
Total other expense	4,103	3,088	1,015	32.9%

Net income (loss) before income tax expense	(2,669)	561	(3,230)	NM

Income tax expense	—	—	—	NM

NET INCOME (LOSS)	$(2,669)	$561	$(3,230)	NM

NM=Not Meaningful

Our rental income for the three months ended September 30, 2021 was impacted partially by one acquisition and one disposition during the three months ended September 30, 2021. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the three months ended September 30, 2021 includes approximately 145,000 acres, representing 96% of our current portfolio on an acreage basis. Additionally, upon renewal in 2021, a number of leases transitioned to higher percentages of variable rents relative to fixed rents, which variable rents have yet to be received.

On a same-property basis, total rental income increased $0.8 million, or 9.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of variable rent payments are expected to be received in the fourth quarter.

Rental income increased $0.1 million, or 1.7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, resulting from increased variable rent, partially offset by asset dispositions, leases renegotiated downward in the summer of 2020 before the recovery in the farm economy, and certain farms converting to direct operations.

Revenues recognized from tenant reimbursement of property taxes remained relatively flat at $0.9 million for the three months ended September 30, 2021 and 2020.

Crop sales totaled $0.3 million for the three months ended September 30, 2021 compared to $0.7 for the three months ended September 30, 2020. The decrease is the result of a lower volume of crop sold in directly operated farms in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Other revenue remained relatively flat at $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

Depreciation, depletion and amortization decreased $0.1 million, or 3.4%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease is a result of asset dispositions and the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating expenses remained relatively flat at $2.0 million for the three months ended September 30, 2021 and 2020.

Cost of goods sold totaled $0.4 million for the three months ended September 30, 2021 compared to $1.3 for the three months ended September 30, 2020. The decrease is the result of a lower volume of crop sold as the Company directly operated fewer acres in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Acquisition and due diligence costs were negligible during the three months ended September 30, 2021 and remained relatively consistent compared to the three months ended September 30, 2020.

General and administrative expenses increased $0.4 million, or 25.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was largely driven by higher payroll, Board of Directors costs, travel and consulting expenses. As the farm economy has strengthened and the distractions from litigation have largely abated, the Company has focused on growth by adding people, increasing travel and pursuit cost to rebuild its acquisition pipeline.

Legal and accounting expenses increased $2.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily the result of legal fees incurred in excess of insurance coverage in relation to a “short and distort” attack against the Company conducted by anonymous parties, including Quinton Mathews, under the pseudonym Rota Fortunae, and his co-conspirators, as discussed above under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”. This amount also reflects expenses related to the complaint filed against Sabrepoint, as discussed further below.

On June 20, 2021, Quinton Mathews (a.k.a. “Rota Fortunae”) entered into a settlement agreement with the Company in which he agreed to pay the Company a multiple of the profits he made when the Company’s common stock price fell in connection with the Rota Fortunae article.  The Company has long believed the Rota Fortunae article was part of a short and distort attack on the Company.  This was confirmed when Quinton Mathews issued a press release admitting he and his advisory clients shorted the Company in advance of the article and profited from the decline it caused, and further admitted that many of the key statements in that article – which he acknowledged led to the stock’s decline - were false. Following the parties’ settlement, the Court granted a joint stipulated motion to dismiss the case on June 29, 2021.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme.

The Company continues to defend stockholder class action lawsuits that the Company believes are meritless  related to the claims made by Rota Fortunae. Amounts incurred to defend the stockholder claims are no longer covered by the Company’s insurance policies because legal and other costs to defend such claims exceeded the Company’s coverage amounts. Accordingly, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to.

Other operating expenses were negligible during the three months ended September 30, 2021 and remained relatively consistent compared to the three months ended September 30, 2020.

Other income and expense were negligible during the three months ended September 30, 2021 and remained relatively consistent compared to the three months ended September 30, 2020.

Income (loss) from equity method investment were negligible during the three months ended September 30, 2021.

Gain (loss) on disposition of assets was $(0.1) million for the three months ended September 30, 2021 compared to $1.3 million during the three months ended September 30, 2020,  primarily due to the fact that the purchase prices for the farms sold during the three months ended September 30, 2021 were in the aggregate slightly less than book value as compared to the farms sold during the three months ended September 30, 2020.

Interest expense decreased $0.4 million, or 9.0%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease is the result of a decrease in interest rates and a lower outstanding balance of debt.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

	For the Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
OPERATING REVENUES:
Rental income	$27,400	$27,916	$(516)	(1.8)%
Tenant reimbursements	2,638	2,655	(17)	(0.6)%
Crop sales	715	1,445	(730)	(50.5)%
Other revenue	940	755	185	24.5%
Total operating revenues	31,693	32,771	(1,078)	(3.3)%

OPERATING EXPENSES
Depreciation, depletion and amortization	5,731	5,982	(251)	(4.2)%
Property operating expenses	5,632	5,640	(8)	(0.1)%
Cost of goods sold	1,334	2,643	(1,309)	(49.5)%
Acquisition and due diligence costs	5	11	(6)	(54.5)%
General and administrative expenses	5,258	4,248	1,010	23.8%
Legal and accounting	8,241	1,617	6,624	NM
Other operating expenses	2	2	—	—%
Total operating expenses	26,203	20,143	6,060	30.1%
OPERATING INCOME	5,490	12,628	(7,138)	(56.5)%

OTHER (INCOME) EXPENSE:
Other (income) expense	(59)	113	(172)	NM
(Income) loss from equity method investment	(15)	—	(15)	NM
(Gain) on disposition of assets	(3,355)	(2,179)	(1,176)	54.0%
Interest expense	11,974	13,541	(1,567)	(11.6)%
Total other expense	8,545	11,475	(2,930)	(25.5)%

Net income (loss) before income tax expense	(3,055)	1,153	(4,208)	NM

Income tax expense	—	—	—	NM

NET INCOME (LOSS)	$(3,055)	$1,153	$(4,208)	NM

NM=Not Meaningful

Our rental income for the nine months ended September 30, 2021 was impacted partially by five acquisitions consisting of five farms and nine dispositions consisting of seventeen farms during the nine months ended September 30, 2021. To highlight the effect of changes due to acquisitions and dispositions, we have separately discussed the rental income for the same-property portfolio, which includes only properties owned and operated for the entirety of both periods presented. The same-property portfolio for the nine months ended September 30, 2021 includes approximately 142,000 acres, representing 96% of our current portfolio on an acreage basis. Additionally, upon renewal in 2021, a number of leases transitioned to higher percentages of variable rents relative to fixed rents, which variable rents have yet to be received.

On a same-property basis, total rental income increased $0.3 million, or 1.1%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Management does not believe that same-property rent comparisons for periods shorter than the full year are necessarily indicative of the expected full year comparison because the majority of variable rent payments are expected to be received in the fourth quarter.

Rental income decreased $0.5 million, or 1.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, resulting from asset dispositions, leases renegotiated downward in the summer of 2020 before the recovery in the farm economy, and certain farms converting to direct operations, partially offset by increased variable rent.

Revenues recognized from tenant reimbursement of property taxes remained relatively flat at $2.6 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Crop sales totaled $0.7 million for the nine months ended September 30, 2021 compared to $1.4 for the nine months ended September 30, 2020. The decrease is the result of a lower volume of crop sold in directly operated farms in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Other revenue increased $0.2 million, or 24.5%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to revenue related to litigation settlement proceeds of $0.5 million, partially offset by lower crop insurance proceeds and lower bonus revenue.

Depreciation, depletion and amortization decreased $0.3 million, or 4.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is a result of asset dispositions and the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating expenses remained relatively flat at $5.6 million for the nine months ended September 30, 2021 and 2020.

Cost of goods sold totaled $1.3 million for the nine months ended September 30, 2021 compared to $2.6 million for the nine months ended September 30, 2020. The decrease is the result of a lower volume of crop sold as the Company directly operated fewer acres in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

General and administrative expenses increased $1.0 million, or 23.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was largely driven by higher payroll, Board of Directors costs, travel and consulting expenses. As the farm economy has strengthened and the distractions from litigation have largely abated, the Company has focused on growth by adding people, increasing travel and pursuit cost to rebuild its acquisition pipeline.

Legal and accounting expenses increased $6.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, which was primarily the result of legal fees incurred in excess of insurance coverage in relation to a “short and distort” attack against the Company conducted by anonymous parties, including Quinton Mathews, under the pseudonym Rota Fortunae, and his co-conspirators, as discussed above under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.  This amount also reflects expenses related to the complaint filed against Sabrepoint, as discussed further below.

On June 20, 2021, Quinton Mathews (a.k.a. “Rota Fortunae”) entered into a settlement agreement with the Company in which he agreed to pay the Company a multiple of the profits he made when the Company’s common stock price fell in connection with the Rota Fortunae article.  The Company has long believed the Rota Fortunae article was part of a short and distort attack on the Company.  This was confirmed when Quinton Mathews issued a press release admitting he and his advisory clients shorted the Company in advance of the article and profited from the decline it caused, and further admitted that many of the key statements in that article – which he acknowledged led to the stock’s decline - were false. Following the parties’ settlement, the Court granted a joint stipulated motion to dismiss the case on June 29, 2021.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme.

The Company continues to defend stockholder class action lawsuits that the Company believes are meritless related to the claims made by Wheel of Fortune. Amounts incurred to defend the stockholder claims are no longer covered by the Company’s insurance policies because legal and other costs to defend such claims exceeded the Company’s coverage amounts. Accordingly, the Company has not recognized any receivable for insurance recoveries that the Company believes it will be entitled to.

Other operating expenses were negligible during the nine months ended September 30, 2021 and remained relatively consistent compared to the nine months ended September 30, 2020.

Other income and expense decreased $0.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Income (loss) from equity method investment were negligible during the nine months ended September 30, 2021 and remained relatively consistent compared to the nine months ended September 30, 2020.

Gain on disposition of assets increased $1.2 million, or 54.0%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to the fact that the purchase prices for the farms, in excess of book value, sold during the nine months ended September 30, 2021 were more than the farms sold during the nine months ended September 30, 2020.

Interest expense decreased $1.6 million, or 11.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease is the result of a decrease in interest rates and a lower outstanding balance of debt.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and unitholders, and other general business needs.

Our short- and long-term liquidity requirements consist primarily of funds necessary to make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units, make distributions necessary to qualify for taxation as a REIT, fund our operations, and pay legal fees in relation to the Rota Fortunae litigation in excess of the Company’s insurance coverage. In addition, we require liquidity to acquire additional farmland, extend loans under the FPI Loan Program, and make other investments and capital expenditures. We expect to meet our liquidity needs through cash on hand, operating cash flows, borrowings, equity issuances and asset dispositions, if necessary.

We entered into equity distribution agreements on May 14, 2021 in connection with the ATM Program, under which the Company has issued and sold from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $50 million. Through September 30, 2021, the Company has generated $25.7 million in gross proceeds and $25.4 million in net proceeds under the ATM Program which is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds from the ATM Program for future farmland acquisitions in accordance with our investment strategy, for loans under the FPI Loan Program, and for general corporate purposes.  We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our board of directors. In addition, the Company may increase the size of the ATM in the future.

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

We manage our capital position and liquidity needs by continuously forecasting our expected cash receipts, expenses and capital needs, managing our cash position and monitoring all the sources of capital available to us. Our business model, and the business model of real estate investment companies in general, utilizes a combination of debt and equity capital in financing the business. When debt becomes due, it is generally refinanced or repaid with equity capital rather than repaid using our cash flow from operations. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. In addition, we have recently raised $25.4 million of equity capital from our ATM equity program and have utilized such program successfully in the past. We also have an effective shelf registration statement with $250.0 million of capacity whereby we could issue additional equity or debt securities. Furthermore, we have a large portfolio of high-quality real estate assets which we believe could be selectively and readily liquidated if necessary to fund our immediate liquidity needs. Our first course of action is to work with our lenders to refinance debt which is coming due on terms acceptable to us. In the event that we are unsuccessful in refinancing our debt on terms acceptable to us, we would look first to issue equity under our ATM Program, and second to sell certain assets to fund our liquidity shortfall. We currently have $112.0 million of indebtedness coming due in 2022. We are currently engaged with lender to refinance our upcoming 2022 maturities. The Company and the lender have agreed to a five year extension. The facility is likely to close after December 31, 2021. After the $112.0 million due in 2022, the Company has no material debt maturities due before 2025.

During the nine months ended September 30, 2021, we used $0.7 million to repurchase an aggregate of 25,073 shares of Series B Participating preferred stock at a weighted average price of $25.92. We currently have authority to repurchase up to an aggregate of $40.5 million in additional shares of our common stock or shares.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$1,238	$10,161
Net cash provided by (used in) investing activities	$(9,140)	$12,271
Net cash provided by (used in) financing activities	$2,058	$(27,885)

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

As of September 30, 2021, we had $21.4 million of cash compared to $7.1 million at September 30, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $8.9 million primarily as a result of the following:

●	Receipt of $23.9 million in fixed rents for the nine months ended September 30, 2021 as compared to receiving $26.4 million in fixed rents in the nine months ended September 30, 2020;
●	An increase of $0.5 million in cash interest payments as compared to the nine months ended September 30, 2020;
●	An increase in gain on disposition of assets of $1.2 million as compared to the nine months ended September 30, 2020;
●	An increase in accounts receivable of $2.1 million million as compared to the nine months ended September 30, 2020;
●	An increase in other assets of $3.0 million million as compared to the nine months ended September 30, 2020;
●	An increase in accrued expenses of $2.6 million as compared to the nine months ended September 30, 2020; and
●	Proceeds from litigation settlement of $0.6 million in the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities decreased $21.4 million primarily as a result of the following:

●	Property acquisition during the nine months ended September 30, 2021 for $31.0 million as compared to $0.9 million in property acquisitions during the nine months ended September 30, 2020;
●	Property dispositions during the nine months ended September 30, 2021 for cash consideration of $28.7 million and $2.4 million of convertible notes receivable, as opposed to $13.4 million during the nine months ended September 30, 2020;
●	An increase of $0.2 million in investments in real estate improvements as compared to the nine months ended September 30, 2020;
●	A $1.7 million decrease in principal repayments on notes receivable received by the Company as compared to the nine months ended September 30, 2020; and
●	An increase in issuances of notes receivable of $3.7 million as compared to the nine months ended September 30, 2020.

Cash Flows from Financing Activities

Net cash used in financing activities increased $29.9 million primarily as a result of the following:

●	Borrowings on mortgage notes of $26.8 million related to properties acquired during the nine months ended September 30, 2021;
●	Mortgage note repayments increased $31.0 million as compared to the nine months ended September 30, 2020;
●	Net proceeds from the ATM Program totaling $25.4 million for the nine months ended September 30, 2021;
●	A decrease of $2.4 million in participating preferred stock repurchased as compared to the nine months ended September 30, 2020; and
●	Common stock repurchases decreased $6.6 million as compared to the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the three and nine months ended September 30, 2021 and 2020. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of the Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on Series B Participating Preferred Stock, which may be redeemed for cash or converted into shares of common stock on or after September 30, 2021, have a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below as previously reported (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2021	2020	2021	2020
Net income (loss)	$(2,669)	$561	$(3,055)	$1,153
(Gain) loss on disposition of assets	112	(1,348)	(3,355)	(2,179)
Depreciation, depletion and amortization	1,911	1,979	5,731	5,982
FFO	(646)	1,192	(679)	4,956

Stock-based compensation	334	271	919	788
Deferred impact of interest rate swap terminations	126	191	437	329
Real estate related acquisition and due diligence costs	5	—	5	11
Distributions on Preferred units	(3,055)	(3,064)	(9,175)	(9,269)
AFFO	$(3,236)	$(1,410)	$(8,493)	$(3,185)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	34,298	31,428	33,124	31,614

Net loss per share available to common stockholders	$(0.17)	$(0.09)	$(0.39)	$(0.28)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.10	0.11	0.31	0.33
Depreciation and depletion	0.06	0.06	0.17	0.19
Stock-based compensation	0.01	0.01	0.03	0.02
(Gain) loss on disposition of assets	—	(0.04)	(0.10)	(0.07)
Distributions on Preferred units	(0.09)	(0.10)	(0.28)	(0.29)
AFFO per diluted weighted average share	$(0.09)	$(0.04)	$(0.26)	$(0.10)

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Basic weighted average shares outstanding	32,551	29,206	31,355	29,392
Weighted average OP units on an as-if converted basis	1,460	1,904	1,484	1,904
Weighted average unvested restricted stock	287	318	285	318
AFFO weighted average common shares	34,298	31,428	33,124	31,614

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(2,669)	$561	$(3,055)	$1,153
Interest expense	4,014	4,411	11,974	13,541
Income tax expense	—	—	—	—
Depreciation, depletion and amortization	1,911	1,979	5,731	5,982
(Gain) loss on disposition of assets	112	(1,348)	(3,355)	(2,179)
EBITDAre	$3,368	$5,603	$11,295	$18,497

Stock-based compensation	334	271	919	788
Real estate related acquisition and due diligence costs	5	—	5	11
Adjusted EBITDAre	$3,707	$5,874	$12,219	$19,296

Inflation

We believe that the effects of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants via contractual rent increases in connection with lease renewals every two to three years. We do not believe that inflation has had a material impact on our historical financial position or results of operations.

Seasonality

Because the leases for many of the properties in our portfolio require significant payments in advance of the spring planting season (for row crops), we receive a significant portion of our fixed rental payments in the first calendar quarter of each year, although we recognize rental revenue from these leases on a pro rata basis over the non-cancellable term of the lease in accordance with GAAP.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure will be LIBOR. We may use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also may use derivative financial instruments to manage interest rate risk. We will not use such derivatives for trading or other speculative purposes.

At September 30, 2021, $171.5 million, or 34.2%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.4 million per year. At September 30, 2021, 1 month LIBOR was approximately 8 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $0.2 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of September 30, 2021, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of September 30, 2021, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

During the three months ended September 30, 2021, the Company issued 122,748 shares of common stock in respect of 122,748 OP units that were tendered for redemption by the holder thereof. The shares of common stock were issued in accordance with Section 4(a)(2) under the Securities Act.

Share Repurchase Program

On March 15, 2017, our board of directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. In November 2017, our Board of Directors approved repurchases of our Series B participating preferred stock from time to time under the share repurchase program. This share repurchase program does not obligate us to acquire any particular amount of common stock or Series B participating preferred stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. Our repurchase activity for the three months ended September 30, 2021 under the share repurchase program is presented in the following table. As of the date of this report, we had $40.5 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2021 - July 31, 2021	—	$—	—	$—	—	$40,456
August 1, 2021 - August 31, 2021	—	—	—	—	—	40,456
September 1, 2021 - September 30, 2021	—	—	—	—	—	40,456
Total	—	$—	—	$—	—	$40,456

Subsequent to September 30, 2021, the Company has repuchased no shares of common stock.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: October 28, 2021	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2021	/s/ James Gilligan
James Gilligan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)