Form 10-K
period 2021-12-31
Farmland Partners Inc.
filed 2022-03-01
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $334,143,348 based on the closing sales price of $12.00 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 25, 2022, the registrant had 45,670,398 shares of common stock (47,027,737 on a fully diluted basis, including 1,357,339 Common Units of limited partnership interests in the registrant’s Operating Partnership) held by non-affiliates of the registrant outstanding for an aggregate market value of $483,615,925 ($499,673,245 on a fully diluted basis) based on the closing sales price of $11.83 on the New York Stock Exchange on February 25, 2022.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2021.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the impact of the COVID-19 pandemic and efforts to reduce its spread on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The following is an overview of the most significant risks to which we are exposed to in the normal course of our business and which are discussed more fully in “Item 1A. Risk Factors” herein. These risks include, but are not limited to, the following:

•	Our business is dependent in part upon the profitability of our tenants' farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

•	We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues, and restrict our ability to pay distributions to our stockholders.

•	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

•	We are currently subject to, and may in the future be subject to, litigation or threatened litigation, which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

•	Approximately 70% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

•	Investments in farmland used for permanent/specialty crops have a different risk profile than farmland used for annual row crops.

•	Our failure to continue to identify and consummate suitable acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which could materially and adversely affect our results of operations and cash available for distribution to our stockholders.

•	We do not intend to continuously monitor and evaluate tenant credit quality and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position.

•	Our short-term leases, albeit an industry standard, make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

•	We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional properties, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

•	Laws in certain states where we own property prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

•	We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

•	We may be required to permit the owners of certain third-party access rights on our properties to enter and occupy parts of the properties, including owners of mineral rights and power generation and transportation infrastructure, which could materially and adversely impact the rental value of our properties.

•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

•	Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which may delay, defer or prevent a transaction that our stockholders believe to be in their best interests.

•	Our Board of Directors may change our strategies, policies and procedures without stockholder approval.

•	Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

•	Failure to maintain qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

•	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier than we wish.

•	We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

•	The ongoing COVID-19 pandemic, the recent spread of the Delta variant and emergence of the Omicron and other variants and measures intended to prevent their spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

PART I

Item 1. Business

Our Company

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013.  All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.  As of December 31, 2021, FPI owned a 97.0% interest in the Operating Partnership.  See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI.

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

Our primary strategic objective is to be a leading institutional acquirer, owner and/or manager of high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report on Form 10-K, we own farms with an aggregate of approximately 160,200 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Missouri, North Carolina, Nebraska, South Carolina, South Dakota, and Virginia. In addition, we serve as property manager over approximately 26,300 acres (see “Note 4—Related Party Transactions”). As of December 31, 2021, the Operating Partnership owned a 9.97% equity interest in Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), an unconsolidated equity method investment, that holds 10 properties (see “Note 1, Convertible Notes Receivable”). As of the date of this Annual Report on Form 10-K, approximately 70% of our owned portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as almonds, citrus blueberries, and vegetables.  We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, we offer a loan program (the “FPI Loan Program”) pursuant to which we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), is a taxable REIT subsidiary that was formed to provide volume purchasing services to the Company’s tenants and to directly operate farms under certain circumstances.  As of December 31, 2021, the TRS performed direct farming operations on 2,973 acres of permanent crop farmland owned by the Company located in California and Michigan.

FPI strategically seeks opportunities to engage in environmentally friendly usage of our farmland.  We have long-term lease arrangements on certain farm properties pursuant to which operators engage in solar and wind energy production. Currently, 14 of our farms, which collectively comprise approximately 9,010 acres, have leases for renewable energy production, and 24 of our farms, which collectively comprise approximately 10,852 acres, have lease options for potential future solar or wind development.

Our principal source of revenue is rent from tenants that conduct farming operations on our farmland pursuant to leases with terms ranging primarily from one to three years. The majority of the leases that are in place as of the date of this Annual Report on Form 10-K have fixed rent payments. Some of our leases have variable rents based on the revenue generated by our farm-operator tenants. We believe that a mix of fixed and variable rents will help insulate us from the variability of farming operations and reduce our credit-risk exposure to farm-operator tenants while making us an attractive landlord in certain regions where variable leases are customary. However, we may be exposed to tenant credit risk and farming operation risks, particularly with respect to leases that do not require advance payment of 100% of the fixed rent, variable rent arrangements and leases with terms greater than one year.

We elected and qualified to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our short taxable year ended December 31, 2014.

Full Year 2021 Highlights

During 2021:

●	Operating revenue increased 2.1% from $50.7 million, $51.2 million excluding litigation related items[1], for the year ended December 31, 2020 to $51.7 million for the year ended December 31, 2021;
●	Net income increased 36.2% from $7.5 million, $10.2 million excluding litigation related items[2], for the December 31, 2020 to $10.3 million, $18.5 million excluding litigation related items[1], for the December 31, 2021;
●	Adjusted Funds from Operations (“AFFO”) changed from $1.8 million, $4.5 million excluding litigation-related items[2], for the year ended December 31, 2020 to $0.4 million, $8.6 million excluding litigation-related items[1], for the year ended December 31, 2021;
●	We completed 12 acquisitions in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions during the year ended December 31, 2021. Aggregate consideration for these acquisitions totaled $81.2 million;
●	We completed 12 dispositions consisting of 20 properties in the Corn Belt, Delta and South and Southeast regions. The Company received cash consideration for these dispositions totaling $70.6 million and $2.4 million of convertible notes receivable (which was subsequently converted to membership interests in the OZ Fund on July 16, 2021), and recognized an aggregate gain on sale of $9.3 million;
●	We began engaging in third-party asset management in the first quarter of 2021, when we entered into an agreement to manage a portfolio of properties on behalf of the OZ Fund;
●	We acquired Murray Wise Associates, LLC ("MWA"), an agricultural asset management, brokerage and auction company in November 2021, further increasing our asset management capabilities and adding brokerage and auction business activities to our potential revenue sources;
●	We converted all 5,806,797 shares of the outstanding 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the "Series B Participating Preferred Stock") into shares of common stock on October 4, 2021; and
●	We sold 2,112,773 shares generating $27.6 million in gross proceeds and $27.3 million in net proceeds under the "at-the-market" equity offering programs.

For a definition of AFFO and a reconciliation of net income to AFFO, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

(1)	For the year ended December 31, 2021, legal and accounting expense included $8.8 million related to litigation and revenue included $0.6 million of litigation settlement proceeds related to Rota Fortunae, resulting in a net impact of $8.2 million. See Note 8 to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K for more information on the Rota Fortunae case.
(2)	For the year ended December 31, 2020, legal and accounting expense included $2.7 million related to litigation.

Investment Focus

We seek to invest in farmland that will give our stockholders exposure to a well-diversified portfolio of high-quality U.S. farmland, while offering an attractive risk-adjusted combination of stable rental income generation and value appreciation. Our principal investment focus is on farmland located in agricultural markets throughout North America; however, we may seek to acquire farmland outside of North America in the future. We also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, controlled environment agriculture facilities, processing plants and distribution centers, as well as livestock farms or ranches. In addition, under the FPI Loan Program, we may provide loans to farm operators secured by farmland, properties related to farming, crops (growing or stored), and/or agricultural equipment. We may also invest in other agriculture related business, typically through our TRS.

Crop Categories

Primary vs Specialty Crops

Farm crops generally can be divided into two principal categories: primary crops and specialty crops. Primary crops include, among others, corn, soybeans, wheat, rice and cotton. Primary crops are generally grown in rows and are often referred to as row crops.  Specialty crops can be divided into two categories: annual specialty crops (generally vegetables) and permanent specialty crops (fruits and nuts grown on trees, bushes or vines). Over the long term, we expect that our farmland portfolio will continue to be comprised of approximately 70% primary crop farmland and 30% specialty crop farmland by value, which we believe will give investors the economic benefit from increasing global food demand in the face of growing scarcity of high quality farmland and will reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

Primary Crops

The most widely grown crop in the United States is corn, at approximately 91 million acres.  The uses of corn and approximate percent of total uses during the 2020/2021 marketing year (September 2020 to August 2021) are as follows: animal feed and residual products (35%); ethanol and its animal feed byproducts known as distillers’ dried grains with solubles or DDGS (31%); exports (17%); other sugars, starches, cereals, seeds (9%); and ending stocks or inventory (8%).

The second most widely grown crop in the United States is soybeans, at approximately 86 million acres.  The uses of soybeans and approximate percent of total uses during the 2020/2021 marketing year (September 2020 to August 2021) are as follows: exports (48%); crushings (45%); seed and residual (2%); and ending stocks or inventory (5%).  The process of crushing soybean produces soybean oil, soybean meal, hulls and waste.  Soybean meal is used as animal feed both domestically and in the export market.  Soybean oil is used for food, biofuel, and is exported.

The third most widely grown crop in the United States in wheat, at approximately 49 million acres.  The uses of wheat and approximate percent of total uses during the 2020/2021 marketing year (June 2020 to May 2021) are as follows: exports (34%); food (32%); seed, feed and residual (5%); and ending stocks or inventory (29%).

Annual vs. Permanent Crops

Our portfolio includes farms that produce both annual and permanent crops. Annual crops, such as wheat, corn and soybeans, are planted every year whereas permanent crops, such as trees, bushes and vines, are planted and bear crops over multiple years without replanting. We believe exposure to both annual and permanent crops is an attractive strategy and offers diversification benefits to our portfolio. Annual and permanent crops typically serve different end-markets and generally have uncorrelated pricing.

U.S. Farmland Property

We believe that the United States offers farmland investors exposure to financial benefits driven by the fundamentals of agricultural production and farmland appreciation without many of the risks that come with farmland investments in many other countries. In the United States, the farmland market is relatively liquid and there is virtually no land title risk. As an asset class, United States farmland has lower leverage compared to other real estate sectors.  According to USDA data from February 2022, real estate debt on farms is $312 billion, compared to a real estate value of $2.7 trillion, representing an 11% debt-to-equity ratio.  The United States has the largest, lowest-cost grain transportation infrastructure in the world, leaving more margin to the grain producer and landowner. Moreover, the United States is one of the largest domestic markets for primary crops, which are typically priced in U.S. dollars. Lastly, we believe that in most major U.S. agricultural markets, multiple quality farm-operator tenants compete for farmland lease opportunities.

We may consider investing in farmland in other countries that, like the United States, offer virtually no land title risk, a sophisticated farm-operator tenant environment and attractive rental rates, such as Canada, Australia or New Zealand.

Leased Properties

The business of farming carries materially more operating risk than owning and leasing farmland to farm operators, although such risk can be mitigated through crop insurance and other risk management tools. We expect to continue to lease a majority of our properties on a fixed-rent basis that does not depend on the success of the tenant's farming operations. Moreover, a majority of the leases in our portfolio provide that at least 50% (and sometimes 100%) of the annual fixed rent is due and payable in advance of each spring planting season, and we expect that a majority of the fixed-rent leases we enter into in the future will have a similar requirement, which reduces our credit-risk exposure in the event of operational issues with the farm-operator tenant. However, to the extent we enter into leases that do not require advance payment of 100% of the annual rent or have terms greater than one year, we may be subject to tenant credit risk and more susceptible to the risks associated with declines in the profitability of tenants’ farming operations, and we take such risk into consideration when evaluating the potential return on a farm. We may use variable-rent leases, which depend in part on crop yields and prices, in regions where such arrangements are prevalent or when we expect that such arrangements will be more profitable to us on a risk-adjusted basis. We also may utilize hybrid lease arrangements that provide for a combination of fixed rent and variable rent.

We expect to continue to lease the majority of our primary crop farmland under leases that require the tenant to either pay or reimburse us for substantially all of the property’s operating expenses, including maintenance, water usage and insurance. Consistent with industry practices, we expect that we will generally be responsible for plantings and associated improvements on our permanent crop farmland while our tenants will be responsible for all operating costs. Many of our leases provide for the reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us. The rental payments we receive from the farm operators are the primary source of any distributions that we make to our stockholders.

We expect that over time rental income will increase. Most farmland in the areas where we own or intend to acquire land is leased under short-term leases (typically five years or less), and we plan to lease our primary crop properties under short-term leases when possible. By entering into short-term leases, we believe we will be in a position to increase our rental rates when the leases expire. However, we can provide no assurances that we will be able to increase our rental rates, or even maintain them at the same level, when the leases are renewed or the land is re-leased.

We believe quality farmland has a near-zero vacancy rate, and we believe that all high-quality farmland in an area with a competitive tenant environment is generally leased and farmed each year. In the event of a tenant's failure to pay rent due in advance of the spring planting season, we will seek to terminate the lease and rent the property to another tenant that could then plant and harvest a crop that year. As a result, we believe there is a reduced risk of vacancy on our properties when compared to most other types of commercial properties, such as office buildings or retail properties.

Tenants

We believe the areas where we own and intend to acquire farmland are characterized by a competitive farm-operator tenant environment, with multiple experienced farm operators seeking to expand their operations by leasing additional farmland.  Farmers have long rented land to increase operations without having to invest the capital required to own the land.  USDA data shows that rented land as a percentage of total farmland acres has been in the 35% to 40% range going back to the 1960s.

Non-Farming Leases

In addition to leases entered into in connection with farming operations, we seek additional sources of income from our properties that are either incremental, such as wind easements and recreational leases, or are higher than farming rents, such as leases for solar power installations. While we do not believe that such non-farming lease income will constitute a significant percentage of our total revenues, they offer opportunities to enhance returns to stockholders at little or no cost to us.

Family-Owned Properties

According to America’s Diverse Family Farm 2021 Edition, a USDA report, family farms accounted for approximately 98% of the total farms in the United States. As shown below, small family farms represent the greatest number of farms and amount of land, while large-scale family farms represent the greatest value of production.

Farm Category	Annual Gross Farm Cash Income	Number of Farms	Percent of Farms	Percent of Land Area	Value of Production
Small Family Farms	Less than $350,000	1,793,434	89.2%	48.3%	20.4%
Midsize Family Farms	Less than $1,000,000	112,122	5.6%	21.6%	20.2%
Large-Scale Family Farms	Greater than $1,000,000	57,832	2.9%	23.6%	46.0%
Nonfamily Farms		47,275	2.3%	6.5%	13.4%
Total		2,010,663	100.0%	100.0%	100.0%

Farmland leases allow farm operators to unlock personal or family capital/net worth that would otherwise be tied up in land ownership while retaining the ability to conduct their livelihoods on land that is familiar to them.  We believe that many farm families and individuals may wish to engage in sale-leaseback transactions to grow their farming operations or in other business endeavors, or for estate planning reasons.

As an alternative to selling their farmland to us in an all-cash transaction, we believe that many farm owners may be interested in selling their farmland to us in exchange for Operating Partnership units in order to own a diversified portfolio of agricultural real estate in transactions that may qualify as tax-deferred contributions to a partnership under U.S. federal income tax laws. In addition, because we intend to make cash distributions quarterly or annually, Partnership unit holders would receive regular cash distributions, and their investment would be diversified across a much larger number of properties than the single property in which they were invested before such contribution. Finally, Partnership unit holders would have the flexibility to tender their Partnership units in the future for redemption by us for cash, or, at our election, shares of our common stock that they could then sell in the public market, thereby allowing these sellers to determine the timing of recognizing taxable gain. Because we expect the issuance of Partnership units in exchange for farmland generally will be driven by the desires of prospective sellers, we do not know how frequently we will issue Partnership units in exchange for farmland properties. However, we believe that using Partnership units as acquisition consideration can be a significant part of our property acquisition strategy.

Other Investments

In addition to farmland, we also may acquire properties related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, processing plants and distribution centers, as well as livestock properties.

Underwriting Criteria and Due Diligence Process

Selecting the Property

We seek to acquire high quality farmland that offers an attractive risk-adjusted balance of current income and value appreciation potential. We believe our management team’s deep understanding of agribusiness fundamentals and insight into factors affecting the value of farmland allow us to identify properties consistent with our investment criteria. We believe the following factors are important in the selection of farmland:

●	Soil Quality—Soil quality is a fundamental determinant of farmland productivity and therefore of its value. In general, we focus on farmland with average or better-than-average soil.

●	Water Availability—Appropriate water availability is an essential input to farming and a key consideration in determining the productivity and value of farmland. We seek to acquire farmland where water availability through precipitation and irrigation meets the agronomic needs of the crops expected to be grown. As part of our acquisition due diligence process, we evaluate properties for water availability and any associated ground or surface water rights. Where appropriate, we may also invest in irrigation infrastructure to improve the productivity of properties we own. Occasionally we may acquire farmland at prices that more than compensate us for any potential reduction in water availability, which, in the future may result in a shift to different crops or production systems.

●	Robust and Competitive Tenant Environment—We focus primarily on farmland located in areas characterized by a robust and competitive tenant environment, with a relatively large population of experienced farm operators as potential tenants.

●	Market Access—Due to the higher costs of road transportation, the location of primary crop farmland relative to points of demand (e.g., grain elevators, feedlots and ethanol plants) or access to low-cost transportation (e.g., river ports and rail loading facilities) determines the premium or discount in farm-gate commodity prices compared to the general market prices (also known as “basis”), and therefore is one of the factors that impacts its value. We focus on acquiring primary crop farmland in areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation.

●	Climate—Crops have particular climatic growing requirements. Accordingly, we seek to acquire properties in regions with climates conducive to the expected crops. We believe that diversification within and across core farming regions and crop types provides significant annual and long-term risk mitigation to our investors.

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

Selecting Tenants

We intend to continue to focus primarily on farm properties located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and reference checks, as well as their willingness and ability to pay competitive rental rates. In geographic areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially when a tenant sources the property acquisition opportunity. We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by typically requiring that our tenants maintain crop insurance and by our claim on a portion of the related proceeds, if any, from crop insurance as well as by our security interest in the growing crops.  In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See "Risk Factors—Risks Related to Our Business and Properties.” We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

Complementary Businesses

FPI Loan Program

We believe that our existing systems and personnel are well suited to source, diligence, close and manage loans under the FPI Loan Program at little or no additional operating cost to us. We believe that the business of making loans to farm operators secured by farmland, properties related to farmland, crops (growing or stored), and/or agricultural equipment leverages the substantial expertise in agribusiness possessed by the FPI team and is highly complementary to our core business of investing in farmland. We generally find potential borrowers during the process of sourcing farm acquisitions. We conduct due diligence on loan collateral largely the same way we conduct due diligence on potential farm acquisitions, and we screen potential borrowers using criteria similar to those used to screen potential tenants. The FPI Loan Program offering gives us an increased visibility in the marketplace, thereby benefiting our core farmland investing business.

Asset Management for Third Parties

We believe that our existing systems and personnel are well suited to source, diligence, close and manage farmland on behalf of third parties at little or no additional cost to us, generating fee income without capital investment. We started engaging in this business through our TRS in the first quarter of 2021, when we entered into an agreement to manage a portfolio of properties on behalf of the OZ Fund. The acquisition of MWA in November 2021 further increased our asset management capabilities.

Brokerage and Auction Services

The acquisition of MWA also added brokerage and auction business activities for clients seeking to sell farmland.  This increases our breadth of activities in the farmland sector, while adding additional sources of revenue and market insight.

Seasonality

We recognize rental revenue from fixed-rate farmland leases on a pro rata basis over the non-cancellable term of the lease in accordance with accounting principles generally accepted in the United States (“GAAP”).  Notwithstanding GAAP accounting requirements to spread rental revenue over the lease term, a significant portion of fixed rent is received in a lump sum before planting season, in the first quarter, and after harvest, in the fourth quarter.  We receive a significant portion of our variable rental payments in the fourth calendar quarter of each year, following harvest, with only a portion of such payments being recognized ratably through the year in accordance with GAAP, in relation to crop insurance contracts entered into by our tenants. The highly seasonal nature of the agriculture industry causes seasonality in our business to some extent. Our financial performance should be evaluated on an annual basis, which eliminates impacts of seasonality and other similar factors that may cause our quarterly results to vary during the course of the year.

Our Properties

As of the date of this Annual Report on Form 10-K, we own approximately 160,200 total acres of farmland. In addition, the Company serves as property manager over approximately 26,300 acres (see “Note 4—Related Party Transactions”). During the year ended December 31, 2021, the Company completed 12 acquisitions in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. Aggregate consideration for these acquisitions totaled $81.2 million, of which $28.4 million was paid through the issuance of notes payable. Also, during the year ended December 31,

2021, the Company completed 12 dispositions consisting of 20 farms in the Corn Belt, Delta and South and Southeast regions. We received cash consideration for these dispositions totaling $70.6 million and $2.4 million of convertible notes receivable (which was subsequently converted to membership interests in the OZ Fund on July 16, 2021), and recognized an aggregate gain on sale of $9.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our portfolio. The distribution of farms owned by regions is as follows:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt	44,058	18,697	62,755
Delta and South	32,878	1,489	34,367
High Plains	30,853	—	30,853
Southeast	40,657	6,107	46,764
West Coast	11,752	—	11,752
	160,198	26,293	186,491
(1)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

As of the date of this Annual Report on Form 10-K, our portfolio has the following rent payments estimated for 2022. This table does not include other revenues, such as auction and brokerage revenue:

($ in thousands)	2022 Forecast Range
Payment Type or Status - as of the date of this Annual Report	Low	High
Fixed payments (1)	$36,300	$36,500
Variable payments (2)	10,600	10,900
	$46,900	$47,400
(1)	Includes fixed farm rent, wind, solar, hunting rent, tenant reimbursements, management fees, and interest income.
(2)	Management estimate based on farms’ historical productivity and regional crop price projections. We can provide no assurance that crop yields and prices will reach expected levels or that we will obtain the variable payments we anticipate. Please note that approximately $6.5 million of variable payments are generated by a single lease whereby total revenue is sufficient to cover its payment by a multiple of approximately 2x.

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

Insurance

The Company maintains comprehensive property and casualty and general liability insurance through its relationship with a national insurance brokerage firm with extensive agricultural experience. The Company’s workers’ compensation is provided through a professional employee organization.  Certain other insurance programs are maintained as required by contract or deemed necessary by our management team, including crop insurance for farms operated by the Company. Under the terms and conditions of the leases on our current properties, tenants are generally required, at their expense, to obtain and keep in full force during the term of the lease, liability insurance and to name us an additional insured party. To the extent required, tenants also maintain workers’ compensation policies for their businesses. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. The terms of leases that include variable rent payments generally require the tenant to carry crop insurance protecting against crop failures and/or crop price declines.

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

Environmental, Social and Governance (“ESG”)

We believe a strong commitment to ESG supports our business model, promotes environmental stewardship, sustains a safe and healthy workplace, and upholds high standards of business ethics and conduct. Our ESG policy is founded on the principle of helping feed the world, especially people in poverty, with the least negative environmental impact possible.

Environmental Sustainability

Farmland is more environmentally friendly than most types of commercial real estate, as agriculture naturally uses solar energy to capture carbon dioxide from the atmosphere and convert it into food, feed, fuel, and fiber.  Principles of environmental sustainability are deeply interwoven into modern agricultural practices and are embedded into our farmland acquisition criteria and management practices. We foster long term relationships with our tenants, who are incentivized to provide good stewardship for the land they rent from us. The use of farmland as a carbon sink to generate carbon credits is a double-impact (environmental and financial) opportunity that we believe will continue to increase in significance in coming years.

Renewable energy generation (wind and solar) is a component of our business model of growing importance. As of December 31, 2021, we leased acres to support 5 solar energy projects across 5 farms and 3 wind energy projects across 9 farms, which have the capacity to generate approximately 64 and 47 megawatts of renewable energy respectively. We own 24 additional farms which have options for future solar projects. We expect to continue to take advantage of opportunities to place solar panels and windmills on farmland owned by FPI.

We place significant emphasis on the support of biodiversity and wildlife. Our portfolio supports biodiversity through the enrollment of acres, in partnership with our tenants, in the U.S. Department of Agriculture’s Conservation Reserve Program (CRP). In exchange for a yearly rental payment, CRP participants agree to remove less-productive land from agricultural production and re-establish native vegetation to improve water quality, prevent erosion, and protect wildlife habitat. We also formed a partnership with Ducks Unlimited in 2021 to sell approximately 1,268 acres in a three-part conservation transaction to support habitat restoration and protection in Virginia. Many more of our farms provide habitat for waterfowl and other wildlife.

Social Impact, Human Rights, and Company Culture

Utilizing land for farming creates a more sustainable future for all by affordably feeding the world’s growing population and supplying food products that support better nutrition, both quantitatively and qualitatively. Moreover, we are a channel to bring capital, and therefore economic activity, to rural communities throughout the United States, supporting farming as a livelihood as it has been for thousands of years. We support the United Nations’ Universal Declaration of Human Rights and are committed to ensuring that human rights are respected throughout our extended community of employees, tenants and suppliers. We require our tenants to comply with all applicable labor and environmental regulations. We foster a company culture based on open communication and professional growth, and support employees engaged with non-profit organizations.

Governance Fiduciary Duties and Ethics

We recognize that transparency and employing an array of best practices in corporate governance better serves all stakeholders.  We have six independent directors who have very diverse backgrounds and bring different perspectives to our board, which promotes better strategic thinking and planning in addition to thoughtful and robust oversight.  Our Board of Directors, management team and employees maintain the highest ethical standards across our processes, business practices, and policies.

ESG Leadership and Strategy

ESG is considered a high priority topic at all levels in our organization, with a commitment formulated by the Board of Directors and senior management team. Going forward, we intend to maintain and expand our focus on ESG principles already embedded in our culture, policies and practices, gradually implementing efforts to measure, improve and communicate our performance. We expect our ESG objectives and the resources allocated to ESG matters will continue to evolve over time as we assess strategies that are most appropriate for our organization.

ESG Plan – 2022 and Beyond

In 2022, we have the objective to achieve the following:

●	engaging with key stakeholders to formulate key priorities in measuring and communicating ESG performance;
●	developing a more focused understanding and begin collecting quantitative data about our tenants’ environmental sustainability practices;
●	measuring our scope 1 and scope 2 greenhouse gas emissions;
●	identifying specific objectives and a plan of action for future years.

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

We have designed a compensation structure, including an array of benefit and long-term incentive plans, that we believe is attractive to our current and prospective employees. We also offer employees the opportunity to participate in conferences and continuing education.

We seek to retain our employees by using their feedback to create and continually enhance programs that support their needs. We have a formal performance review process for our employees. We have a values-based culture, an important factor in retaining our employees. We are committed to having a diverse workforce, and an inclusive work environment is a natural extension of our culture.

At February 25, 2022, we had 27 employees, 25 of which are full time. None of our employees are a member of a labor union.

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

As of December 31, 2021, we had approximately $513.4 million of outstanding indebtedness excluding debt issuance costs, most of which is secured by mortgages on our farms. We intend to incur additional debt in connection with refinancing of existing indebtedness, future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. On February 18, 2022, the Company entered into an agreement with Farm Credit Mid-America to extend the maturities on our $112.0 million of outstanding debt maturing on April 1, 2022 to March 1, 2027. In addition, we have sold farms in order to repay indebtedness in the past and may do so in the future. Such dispositions may come at inopportune times or on disadvantageous terms, which could result in losses.

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

As of December 31, 2021, we had approximately $513.4 million of outstanding mortgage indebtedness excluding debt issuance costs. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

We are currently subject to, and may in the future be subject to, litigation or threatened litigation, which may require us to pay damages and expenses or restrict the operation of our business.

We are currently subject to, and may be subject in the future, to litigation or threatened litigation, including claims relating to the actions of our tenants, claims brought by stockholders, and otherwise in the ordinary course of business.  In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. We are also subject to ongoing shareholder litigation stemming from a “short and distort” attack against the Company in 2018 and are subject to a risk of additional shareholder litigation in the future.  The pending claims against the Company have resulted in defense costs in excess of the company’s insurance policies and potential further claims against the Company may result in significant additional defense costs and potentially significant judgments against us, some of which may not be, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to pay damages or expenses, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of pending claims against the Company or of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common and preferred stock. For more information about our ongoing legal proceedings, see Item 3, Legal Proceedings, included elsewhere in this Annual Report on Form 10-K.

We may incur significant costs if we are not successful in connection with the litigation we have filed against Sabrepoint.

As described in further detail in Item 3, Legal Proceedings, included elsewhere in this Annual Report on Form 10-K, on July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) seeking relief for Sabrepoint’s alleged role in a “short and distort scheme” to profit from an artificial decline in the Company’s stock price stemming from an article posted on Seeking Alpha, which contained numerous false statements about the Company. On December 17, 2021, the Company's claims against Sabrepoint were dismissed by the court.  We are pursuing an appeal of that order and are confident it will be overturned and the litigation will be allowed to proceed. We may not be successful in this litigation, in which case we would have incurred significant costs and expenses that we do not expect to be covered by insurance. Even if we are successful, there can be no assurance that we will be able to recover any damages award. To the extent that any such adverse effects exceed any benefits we may realize from pursuing this litigation, our business, prospects, financial condition and results of operations may suffer materially.

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

We do not continuously monitor and evaluate tenant credit quality and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position.

Certain of our leases do not require the full payment of rent in cash in advance of the planting season, which subjects us to credit risk exposure to our farm-operator tenants and the risks associated with farming operations, such as weather, commodity price fluctuations and other factors. We also are exposed to these risks with respect to leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. Because we do not monitor and evaluate the credit risk exposure related to farm-operator tenants on an ongoing basis, we are subject to the risk that our tenants, particularly those that may depend on debt and leverage to finance their operations, could be susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations, including meeting their obligations to us under their leases. As a result, we may not become aware of a tenant's financial distress until the tenant fails to make payments to us when due, which may significantly reduce the amount of time we have to evict the tenant and re-lease the farmland to a new tenant before the start of the spring planting season, and in the event of a tenant bankruptcy we may not be able to terminate the lease. If we are unable to re-lease the farmland on a timely basis, it could have a material adverse effect on our revenues.

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

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition opportunities and principal and interest payments on any outstanding debt, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms, in the time period we desire, or at all. Any debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise (including the issuance of Common or preferred units) could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

●	general market conditions, including conditions that are out of our control, such as actions or proposed actions of the current U.S. Presidential administration, the impact of health and safety concerns, such as the ongoing coronavirus pandemic and the recent spread of the Delta variant and emergence of the Omicron and other variants;

●	novel and unforeseen market volatility and trading strategies, such as the massive short squeeze-rally caused by retail investors on retail trading platforms;
●	the market's view of the quality of our assets;
●	the market's perception of our growth potential;
●	our debt levels;
●	our current and expected future earnings;
●	our cash flow and cash distributions; and
●	the market price per share of our common stock and preferred stock.

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

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2021, we owned 1,959 acres of farmland in Kansas, 815 acres in Missouri, and 1,690 acres in South Dakota, and our ownership of those farms may be challenged under Kansas, Missouri, or South Dakota law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

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

For example, our tenants’ profitability and, to some degree, our variable rent revenue were negatively impacted by extreme weather events in 2019 and 2020. Specifically, hurricane Michael affected our pecan farms in Alabama and Georgia, and excess rainfall affected several row crop farms in the Corn Belt, Delta and South, and Southeast regions. Furthermore, a heat wave affected an avocado farm in California, with a negative impact on 2019 revenue, an early season freeze in Michigan damaged a large portion of our blueberry crop, which had a negative impact on 2020 crop sales, and long periods of dense smoke from the 2020 summer wildfires in California damaged wine grapes on one of our vineyards, which had an adverse impact on 2020 crop share revenue.

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

A substantial tightening of monetary policy by the U.S. Federal Reserve or other central banks would increase credit costs (through the resulting increase in interest rates) and decrease credit availability. The Federal Reserve has indicated that it expects to increase interest rates during 2022 and 2023 in order to help curb inflation, which could hurt farm operators because higher real interest rates (which is defined as nominal interest rates minus the inflation rate) result in higher borrowing costs for farmers and make it more difficult for farm operators to qualify for loans. Higher interest rates also tend to decrease U.S. and world economic growth, thus decreasing the demand for agricultural commodities.

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

Our future success depends to a significant extent on the continued service and coordination of our senior management team, which is comprised of Paul A. Pittman, our Executive Chairman and Chief Executive Officer and Luca Fabbri, our President. We can provide no assurances that any of our key personnel will continue their employment with us. The loss of the services of Messrs. Pittman or Fabbri could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We have entered into joint investments (including our ownership interest in the OZ Fund) and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. With respect to our ownership interest in the OZ Fund and any similar arrangements that we may enter into in the future, we are not, and in the future may not be, in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Such joint investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not otherwise present with a direct investment in farmland properties, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

We may fail to realize some or all of the anticipated benefits of our ownership interest in the OZ Fund, our long-term management agreement with the OZ Fund, the acquisition of MWA and the launch of a joint asset management platform with MWA, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in managing the business and operations of OZ Fund and MWA client properties. The future results of our Company will suffer if we do not effectively manage properties on behalf of the OZ Fund and MWA clients.

Our ability to realize the anticipated benefits of our ownership interest in the OZ Fund, our long-term management agreement with the OZ Fund, the acquisition of MWA and the launch of a joint asset management platform with MWA depends, in part, on our ability to successfully manage the business and operations of OZ Fund and MWA client properties. Following the consummation of the long-term management agreement with the OZ Fund and the acquisition of MWA, the number of acres of third-party farmland under our management increased significantly. If we fail to operate these new business lines successfully, we may suffer losses.

Furthermore, our ownership interest in the OZ Fund, the acquisition of MWA and our management of OZ Fund and MWA client properties could expose us to unknown or contingent liabilities that were not discovered during the course of due diligence. These liabilities could include exposure to unexpected environmental problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us. Many of these factors are outside our control, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenues, earnings and cash flows, and diversion of management’s time and energy, which could have a material adverse effect on the business of the OZ Fund, MWA and/or us. All of these factors could negatively impact the asset management fees we expect to earn from the management of OZ Fund and MWA client properties and the returns we anticipate receiving from our ownership interest in the OZ Fund and the acquisition of MWA, all of which could negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks associated with the management of third-party owned farmland and failure to succeed in new markets and this new line of business and may have adverse consequences.

Through our long-term management agreement with the OZ Fund and the launch of a joint asset management platform with MWA, we have commenced farmland property management activities on behalf of third-party property owners outside of our existing market areas, and may continue to pursue similar activities if appropriate opportunities arise. Our historical experience in our existing markets in acquiring, owning and leasing farmland does not ensure that we will be able to operate successfully in new markets or in this new line of business. We may be exposed to a variety of risks when we enter a new market or property management opportunity, including an inability to accurately evaluate local market conditions and a lack of familiarity with local farmer-tenants. We may be unsuccessful in managing farmland properties on behalf of third-parties, which could have a material adverse effect on our results of operations and we may be liable and/or our status as a REIT may be jeopardized if the third-party farmland management business causes us to fail to comply with various tax or other regulatory matters.

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. While our Annual Report on Form 10-K for the year ended December 31, 2019 contained an independent auditor’s attestation report pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), we are not required to include such an audit report in this Annual Report. We have identified material weaknesses in the past. While we believe we have remediated all past material weaknesses, we cannot give any assurances that other material weaknesses will not be identified in the future in connection with our compliance with the provisions of Section 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock. In addition, at the time we no longer qualify as a smaller reporting company, we will be required to include an auditor attestation report pursuant to Section 404 of the Sarbanes Oxley Act, which will cause us to incur additional expenses, which may be significant.

Under the FPI Loan Program, we provide loans to third-party farmers, which exposes us to risks associated with being a lender, including the risk that borrowers default on their obligations to us, which could adversely affect our results of operations and financial condition.

Under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for borrowers’ working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. As of the date of this Annual Report on Form 10-K, we have made loans to nine distinct borrowers with original principal amounts totaling $21.4 million. These loans consist of: eleven loan agreements which were originally secured by senior first-lien mortgage loans secured against farmland; three loan agreements which were originally secured by working capital assets of the borrower; and one loan agreement which was originally secured by equipment of the borrower.  The remaining loan balances are secured exclusively by senior first-lien mortgages, with $6.0 million outstanding at December 31, 2021 (representing less than 0.01% of our total assets as of December 31, 2021), and we intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan or the maintenance of any equipment, or other assets securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, crops, or equipment, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

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

If mortgage debt is unavailable to us at reasonable rates or at all, we may not be able to finance the purchase of additional properties or refinance existing debt when it becomes due. We expect interest rates to fluctuate in future years. If interest rates are higher when we refinance our debt, our income and cash flow could be reduced, which would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Changes to the base rate on our floating rate indebtedness could increase our borrowing costs.

As of December 31, 2021, $171.5 million of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”) and has maturity dates beyond December 31, 2021. The use of LIBOR was phased out at the end of 2021, although the phase out of U.S. dollar LIBOR has been delayed until mid-2023. Currently, no official replacement rate has been identified. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The nature of any replacement rate and the impact of the transition from LIBOR on us and the financial markets generally are unknown and could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

The ongoing COVID-19 pandemic, the recent spread of the Delta variant and emergence of the Omicron and other variants and measures intended to prevent their spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

The ongoing COVID-19 pandemic, the recent spread of the Delta variant and emergence of the Omicron and other variants and measures to prevent their spread could materially and adversely affect our businesses in a number of ways. Our rental revenue and operating results depend significantly on the ability of our tenants to meet their rent and other obligations to us. While in general our tenants’ businesses have not been materially affected, certain sectors of the agricultural industry have seen a decreased demand for their products as a result of the economic disruptions caused by COVID-19. Such decreases in demands may further exacerbate, and demand may never recover to its prior levels. For example, drastic reductions in the hospitality, entertainment and travel business volumes have significantly impacted the demand for certain agricultural products, such as lemons and blueberries. Lower oil demands tied to a reduction in vehicle miles driven have a direct impact on the demand for ethanol and therefore corn, a crop grown on a significant number of our properties. Disruptions in the global supply chain have impacted our tenants’ ability to price and sell in a timely manner certain specialty crops, such as almonds, to which we are exposed through participating rents. If the impacts of the pandemic continue for an extended period of time, we expect that certain tenants may experience greater financial distress, which could result in late payments, requests for rental relief, business closures, rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place. Additionally, we have negotiated variable rents with certain of our tenants, which directly exposes our rental revenues to the risk of a negative impact on our tenants’ operations as a result of COVID-19.

      While both in-person office attendance and frequency of travel has increased compared to the beginning of the pandemic, any future extended periods of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We may be impacted by stock market volatility and illiquid market conditions, global economic uncertainty, and the perceived prospect for capital appreciation in real estate. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global economic conditions, as a result of the pandemic, may ultimately decrease occupancy levels and rents across our portfolio as tenants and residents reduce or defer their spending, which could adversely affect the value of our properties.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence of the Delta and Omicron variant and other variants in the future, the timing and effectiveness of vaccines and other treatments, possible resurgences in COVID-19 cases, and the duration and effectiveness of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

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

As of December 31, 2021, we owned approximately 97.0% of the outstanding Common units in our Operating Partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Certain aspects of our Series A preferred units may limit our ability to make distributions to our common stockholders.

The distribution rate on our Series A preferred units is fixed, and no distributions can be paid to our common stockholders unless we have paid all cumulative dividends on our Series A preferred units. The distribution preference of our Series A preferred units could materially and adversely affect our cash flow and ability to make distributions to our common stockholders.

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

In addition, if we acquire any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a merger or other transaction in which we acquire a basis in the asset determined by reference either to the C corporation's basis in the asset or to another asset, we will pay tax, at the highest U.S. federal corporate income tax rate, on any built-in gain recognized on a taxable disposition of the asset during the 5-year period after its acquisition. As a result of the manner in which we acquired the Hudye Farm in 2014, a subsequent taxable disposition by us of any such assets generally would be subject to the foregoing built-in gain rules.

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

Certain provisions of the Code and the stock ownership limits in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities. In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our stock.

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

The stock markets, including the New York Stock Exchange (the “NYSE”), on which our common stock is listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this "Risk Factors" section of this Annual Report on Form 10-K and others such as:

●	actual or anticipated variations in our quarterly results of operations or dividends;
●	changes in our funds from operations or earnings estimates;
●	changes in government regulations or policies affecting our business or the farming business;
●	publication of research reports about us or the real estate or farming industries;
●	sustained decreases in agricultural commodity and crop prices;
●	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;
●	changes in market valuations of similar companies;
●	adverse market reaction to any additional debt we incur in the future;
●	additions or departures of key management personnel;
●	actions by institutional stockholders;
●	speculation in the press or investment community;
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our underlying asset value;
●	investor confidence in the stock and bond markets generally;
●	changes in tax laws;
●	future equity issuances;
●	failure to meet earnings estimates;
●	failure to meet and maintain REIT qualifications and requirements;
●	low trading volume of our common stock; and
●	general market and economic conditions, including conditions that are outside of our control, such as the impact of public health and safety concerns, such as the ongoing coronavirus pandemic and efforts to mitigate its spread.

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

As of December 31, 2021, approximately 45.5 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report on Form 10-K, other than the Common units held by us, approximately 1.4 million Common units in our Operating Partnership were outstanding, 1.4 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 1.4 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The per share trading price of our common stock may decline significantly when we register the shares of our common stock issuable upon redemption of outstanding Common units.

Future offerings of debt, which would be senior to our common stock and any outstanding preferred equity securities upon liquidation, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, and Common units in connection with future acquisitions may materially adversely affect us, including the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred stock. Upon liquidation, holders of our debt securities, shares of preferred stock and lenders with respect to other borrowings will be entitled to receive payments prior to distributions to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Any future series of preferred stock could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us. In addition, the issuance of Common units in connection with future acquisitions and the redemption of such Common units for common stock may be dilutive to our stockholders and could have an adverse effect on the per share trading price of our common stock.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of the share price of our common stock, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock and such effects could be significant. For instance, if interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3. Legal Proceedings

For information regarding legal proceedings as of December 31, 2021, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “FPI.”

Stock Performance Graph

The following graph compares the total stockholder return of our common stock (assuming reinvestment of dividends) against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the Dow Jones Equity All REIT Index for the past five years. Our common stock began trading on the NYSE on September 8, 2015.

Total Return Performance
250
200
150
100
50
0
Index Value
Farmland Partners Inc.
S&P 500 Index
Dow Jones Equity All REIT Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Farmland Partners Inc.	100.00	82.16	45.08	69.35	91.60	127.97
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones Equity All REIT Index	100.00	108.69	104.23	134.18	127.76	180.39

Distribution Information

Since our initial quarter as a publicly traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions, but we cannot provide any assurance as to the amount or timing of future distributions.

Our ability to make distributions in the future will depend upon our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations, including the impact of ongoing litigation. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see "Risk Factors." Any future distributions will be authorized by our Board of Directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our Company and the distribution requirements necessary to qualify and maintain our qualification as a REIT. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distribution.  No distributions can be paid on our common stock unless we have paid all cumulative dividends on our Series A preferred units. The distribution preference of our Series A preferred units could limit our ability to make distributions to the holders of our common stock.

Holders of our Series A preferred units are entitled to receive cash distributions at a rate of 3.00% per annum on  the $1,000 liquidation preference of the Series A preferred units, which is payable annually in arrears on January 15 of each year.  See “Risk Factors — Certain aspects of our Series A preferred units may limit our ability to make distributions to our common stockholders.”  Holders of shares of our Series B Participating Preferred Stock received cash dividends at a rate of 6.00% per annum on the initial liquidation preference per share of $25.00 (equivalent to the fixed annual rate of $1.50 per share) until the Company converted all outstanding shares of Series B Participating Preferred Stock into shares of common stock on October 4, 2021. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Redemption of Series B Participating Preferred Stock.”

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

Stockholder Information

As of February 25, 2022, there were approximately 57 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 25, 2022, there were approximately 11 holders (other than our Company and management) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis. As of February 25, 2022, there were six holders of our Series A preferred units.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional

$50 million under the share repurchase program. Our repurchase activity for the three months ended December 31, 2021 under the share repurchase program is presented in the following table. As of the date of this report, we had $40.5 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
October 1, 2021 - October 31, 2021	—	$—	—	$—	—	$40,456
November 1, 2021 - November 30, 2021	—	—	—	—	—	40,456
December 1, 2021 - December 31, 2021	—	—	—	—	—	40,456
Total	—	$—	—	$—	—	$40,456

Subsequent to December 31, 2021, the Company did not repurchase any shares of common or preferred stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview and Background

Our primary strategic objective is to be a leading institutional acquirer, owner and/or manager of high-quality farmland located in agricultural markets throughout North America. As of the date of this Annual Report on Form 10-K, we own farms with an aggregate of approximately 160,200 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, South Carolina, South Dakota and Virginia. In addition, we serve as property manager over approximately 26,300 acres (see “Note 4—Related Party Transactions”). As of the date of this Annual Report on Form 10-K, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as almonds, citrus blueberries, and vegetables.  We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of December 31, 2021, FPI owned 97.0% of the Common units and none of the Series A preferred units. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

Recent Developments

Rutledge Loans Refinancings

On February 18, 2022, the Company and the Operating Partnership, as guarantors, and American Farmland Company L.P. (“AFCO”), a wholly owned subsidiary of the Company as the borrower, entered into an Amended, Restated and Consolidated Loan Agreement (the “Consolidated Loan Agreement”) with Rutledge Investment Company ("Rutledge"), pursuant to which the parties agreed to consolidate the Company's five outstanding promissory notes with Rutledge (the "Legacy Rutledge Loans") into a single revolving credit loan in an aggregate principal amount of up to $112.0 million (the "Consolidated Loan") maturing on March 1, 2027 (the "Maturity Date" and collectively, the “Refinancing”). As a condition to Rutledge providing the Refinancing, the Company and the Operating Partnership individually entered into Amended and Restated Guaranty Agreements with Rutledge, each dated as of February 18, 2022 (each, a “Guaranty Agreement”) whereby they are required to unconditionally guarantee AFCO's obligations under the Consolidated Loan, and AFCO entered into that certain Consolidated of Notes and Modification and Extension Agreement with Rutledge, dated as of February 18, 2022 (the “Modification Agreement,” and together with the Consolidated Loan Agreement and the Guaranty Agreements, the “Refinancing Agreements”). As of the date of this Annual Report on Form 10-K, the $112.0 million was fully drawn on the Consolidated Loan.

The interest rate for the Consolidated Loan is based on the Secured Overnight Financing Rate, plus an applicable margin. The applicable margin for the Consolidated Loan will be 1.80% to 2.25%, depending on the applicable pricing level in effect. The Company previously paid a commitment fee to Rutledge equal to 0.50% of the aggregate principal amount of the Consolidated Loan. Generally, the Consolidated Loan Agreement contains terms consistent with the Legacy Rutledge Loans, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default. The Company will owe no prepayment penalty if it elects to repay the Consolidated Loan in full before the Maturity Date.

The foregoing description of the Refinancing Agreements is not complete and is qualified in its entirety by reference to the text of the Refinancing Agreements, which are filed as Exhibits 10.26, 10.27, 10.28 and 10.29 to this Annual Report on Form 10-K and are incorporated herein by reference.

2021 Completed Acquisitions and Dispositions

During 2021, we completed 12 asset acquisitions, consisting of 12 properties, in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. Aggregate consideration for these acquisitions totaled $81.2 million of which $28.4 million was paid through the issuance of notes payable. No intangible assets were acquired through these acquisitions. We also completed 12 dispositions consisting of 20 properties in the Corn Belt, Delta and South and Southeast regions. The Company received cash consideration for these dispositions totaling $70.6 million in cash consideration and $2.4 million of convertible notes receivable (which was subsequently converted to membership interests in the OZ Fund on July 16, 2021), and recognized an aggregate gain on sale of $9.3 million.

Stock Repurchases

During 2021, we repurchased no shares of our common stock and 25,073 shares of our Series B Participating Preferred Stock for $0.7 million at an average price of $25.92 per share.

Redemption of Series B Participating Preferred Stock

On October 4, 2021, the Company converted all 5,806,797 shares of the outstanding Series B Participating Preferred Stock into shares of common stock. Each share of Series B Participating Preferred Stock was converted into 2.0871798 shares of common stock, or 12,119,829 shares of common stock in total, less any fractional shares.  Holders of the Series B Participating Preferred Stock received cash in lieu of fractional shares. As a result of the conversion, the Company recorded a $5.7 million deemed dividend to the Series B Participating Preferred stockholders, which represents the conversion value as of the conversion date less the carrying value as of October 4, 2021.

Opportunity Zone Agreement

On January 20, 2021, we entered into an agreement with Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States ("QOZs"), as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold 9 farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. The Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”). The OZ Convertible Notes had an interest rate of 1.35% and an aggregate principal balance of $2.4 million. On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, into membership interests in the OZ Fund, in accordance with the terms of the OZ Convertible Notes. The value of the conversion was $2.4 million and the Company’s membership interests in the OZ Fund was approximately 7.6% upon conversion and increased to 9.97% as of December 31, 2021 after subsequent capital contributions. Please refer to “Note 4 – Related Party Transactions.” The OZ Fund has the option to purchase additional properties from the Company.

Impact of COVID-19 on Our Business

We are gaining a better understanding of the impact of the COVID-19 pandemic on our business and the recovery relative to 2020. Gasoline consumption (and therefore ethanol, and its input product, corn) increased in 2021 over 2020, when consumption fell significantly because of the pandemic. Dining out (e.g., restaurants) increased in 2021 over 2020, when efforts to limit the spread of COVID-19 included stay-at-home orders that led to significant changes in U.S. consumers' food-spending patterns. We are unable to quantify the ultimate impact of the pandemic on our business, as there are still significant uncertainties around the social and economic impact of the pandemic, and government responses.  In such trying times, we are proud to support the industry and hardworking farmers that feed the entire country.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland and our ability to increase or maintain rental revenues while controlling expenses. We are currently in an environment of rapidly appreciating land values, driven by, among other things, inflation fears, strong commodity prices and a positive outlook for farmer profitability.  Moreover, each year additional farmland in various portions of the world, including the United States, is repurposed for commercial development, thus decreasing the land acreage available for production of permanent and specialty crops necessary to feed the world’s growing population.  Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply and quality farmland becomes more scarce.

Demand

We expect that global demand for food, driven primarily by significant increases in the gross domestic product (“GDP”) per capita and global population, will continue to be the key driver of farmland values. We expect that global demand for most crops will continue to grow to keep pace with global population growth. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. We anticipate these factors will lead to either higher crop prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long term.

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

Conditions in Our Existing Markets

Our portfolio spans numerous farmland markets and crop types, which provides us broad diversification across conditions in these markets. Across all regions, farmland acquisitions continue to be dominated by buyers who are existing farm owners and operators, whereas institutional investors constitute a small fraction of the industry. We generally see firm demand for high quality properties across all regions and crop types.

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term.  Under certain market conditions, as we experienced in 2021, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values.  Leases being renegotiated under the robust market conditions experienced in 2021, the first leasing cycle since the farm economy improved, continue to reflect significant rent increases.

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

In our primary row crop farmland, we realized rent increases of over 10% in connection with 2021 lease renewals, and, as the farm economy continues to be very strong, we expect to benefit from rent growth into 2022. This is consistent with robust prices in primary crop markets and tenant demand for leasing high quality farmland. Across specialty crops, operator profitability is recovering after being under pressure partly due to COVID-19.

Lease Expirations

Farm leases are generally three to five years in duration. As of December 31, 2021, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2022	62,720	39.2%	$10,206	34.5%
2023	28,209	17.6%	7,898	26.8%
2024	42,918	26.8%	8,545	29.0%
2025	12,147	7.6%	1,137	3.9%
2026	6,022	3.8%	168	0.6%
Thereafter	8,182	5.0%	1,554	5.2%
	160,198	100.0%	$29,508	100.0%

Rental Revenues

Our revenues are primarily generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to 40 years, with three years being the most common.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.  As discussed above, the vacancy rate for quality US farmland is near zero and there is often competition among tenants for quality farmland; accordingly, we do not believe that re-leasing farmland upon the expiration of existing leases is a significant risk for FPI.

The leases for the majority of the row-crop properties in our portfolio provide that tenants must pay us at least 50% of their fixed rent in advance of each spring planting season.  As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year.  We believe our use of leases pursuant to which at least 50% of the annual rent is payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by usually requiring that our tenants maintain crop insurance and by our claim on a portion of the related proceeds, if any, as well as by our security interest in the growing crop. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Many of our leases provide for the reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us.

Expenses

Substantially all of our farm leases are structured in such a way that we are responsible for major maintenance, certain insurance and taxes (which are sometimes reimbursed to us by our tenants), while our tenant is responsible for operating expenses, minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. We expect that substantially all of the leases for farmland we acquire in the future will contain features related to expenses payable by us, consistent with substantially all of our existing leases. As the owner of the land, we generally only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities, permanent plantings or other physical structures customary for farms. In cases where capital expenditures are necessary, we typically seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates. We also incur the costs associated with maintaining liability and casualty insurance.

We incur costs associated with running a public company, including, among others, costs associated with employing our personnel, compliance costs, and legal and accounting fees. We incur costs associated with due diligence and acquisitions, including, among others, travel expenses, and consulting fees. We also incur costs associated with managing our farmland. The management of our farmland, generally, is not labor or capital intensive because farmland generally has minimal physical structures that require routine inspection and maintenance, and our leases, generally, are structured to require the tenant to pay many of the operating costs associated with the property. Furthermore, we believe that our platform is scalable, and we do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time.

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yields trends in corn and soybeans have been steadily increasing over the last thirty years, and the USDA projects improved yields for the 2021/2022 marketing year (September 2021 to August 2022) compared to the previous year.  Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for a fixed rental rate, a common approach in agricultural markets, especially with respect to row crops, for several reasons. This approach simplifies the administrative requirements for the landlord and the tenant significantly. This approach supports the tenants’ desire to maintain access to their leased farms, which are in short supply, a concept expanded upon below, by providing the landlord consistent rents. Crop price exposure is also limited because tenants also benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it owns.

Crop prices are affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases can create a significant risk of price volatility.  Changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts or civil unrest also impact crop prices.

In late 2020 and 2021 prices rebounded to or near prior highs, driven by increased demand expectations from China and modest adverse weather conditions around the world.

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

International Trade

In corn, the 2020/2021 marketing year (September 2020 to August 2021) saw a 55% increase in exports, compared to the previous year.  In soybeans, the 2020/2021 marketing year (September 2020 to August 2021) saw a 35% increase in exports, compared to the previous year.

Following the trade tensions between China and the U.S. that started developing in 2018, the two countries reached a "Phase 1" trade deal in late 2019. At this point, we believe that China and the U.S. will endeavor to largely comply with the Phase 1 trade deal, leading to increased purchases by China of many U.S. agricultural exports. While logistical disruptions introduced by the COVID-19 pandemic slowed China’s compliance with its Phase 1 commitments, U.S. agricultural exports to China reached record levels in 2021 and the USDA projects exports to be higher still in 2022.

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

Real Estate Acquisitions

When we acquire farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets it is not considered a business. As such, we account for these types of acquisitions as asset acquisitions. We allocate the purchase price of properties that meet the definition of an asset acquisition to net tangible and identified intangible assets acquired based on their relative fair values using assumptions primarily based upon property-specific characteristics.

In making estimates of relative fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired or developed and existing comparable properties in our portfolio and other market data.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets/liabilities acquired.  The allocations of purchase price are sensitive due to a number of inputs and judgements made by management including market data and property specific characteristics such as soil types and water availability.

Net tangible assets, historically, have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines, and perennial crops), and grain facilities, while intangible assets, historically, consisted of in-place leases, above market and below market leases, and tenant relationships.

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

Impairment of Real Estate Assets

We evaluate our tangible and identifiable intangible real estate assets for impairment indicators whenever events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. If such events are present, we project the total undiscounted cash flows of the asset, including proceeds from disposition, and compare it to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. Assessing impairment can be complex and involves a high degree of subjectivity in determining if indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset.  In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions.  Assumptions are primarily subject to property-specific characteristics, especially with respect to our intent and ability to hold the related asset. While these property-specific assumptions can have a significant impact on the undiscounted cash flows or estimated fair value of a particular asset, our evaluation of the reported carrying values of long-lived assets during the current year were not particularly sensitive to external or market assumptions. There have been no impairments recognized on real estate assets in the accompanying financial statements.

Results of Operations

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

	For the years ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
OPERATING REVENUES:
Rental income	$45,251	$43,693	$1,558	3.6%
Tenant reimbursements	3,450	3,637	(187)	(5.1)%
Crop sales	880	1,902	(1,022)	(53.7)%
Other revenue	2,158	1,457	701	48.1%
Total operating revenues	51,739	50,689	1,050	2.1%

OPERATING EXPENSES
Depreciation, depletion and amortization	7,629	7,972	(343)	(4.3)%
Property operating expenses	7,331	7,350	(19)	(0.3)%
Cost of goods sold	1,525	3,387	(1,862)	(55.0)%
Acquisition and due diligence costs	55	11	44	NM
General and administrative expenses	8,208	5,896	2,312	39.2%
Legal and accounting	10,147	3,742	6,405	NM
Other operating expenses	31	2	29	NM
Total operating expenses	34,926	28,360	6,566	23.2%
OPERATING INCOME	16,813	22,329	(5,516)	(24.7)%

OTHER (INCOME) EXPENSE:
Other (income) expense	(66)	111	(177)	NM
(Income) loss from equity method investment	(19)	—	(19)	NM
(Gain) on disposition of assets	(9,290)	(2,989)	(6,301)	NM
Interest expense	15,929	17,677	(1,748)	(9.9)%
Total other expense	6,554	14,799	(8,245)	(55.7)%

Net income before income tax expense	10,259	7,530	2,729	36.2%

Income tax expense	—	—	—	NM

NET INCOME	$10,259	$7,530	$2,729	36.2%

NM = Not Meaningful

Our rental income for 2021 was impacted by 12 acquisitions and 20 dispositions that took place in 2021. Although we have historically separately presented our rental income on a same-property portfolio basis to highlight the effect of changes in our rental income due to acquisitions and dispositions, we no longer believe this presentation is helpful to investors because the nature and significance of variable rents, specifically, yield, prices and timing of payment, vary (in some cases, materially) from year to year.  In addition, farms moving to or from direct operation are difficult to compare from year to year. Accordingly, beginning with this Annual Report on Form 10-K, we will no longer present information about this metric as part of the discussion of our results of operations.

Rental income increased $1.6 million, or 3.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, resulting from increased variable rent, partially offset by asset dispositions, rental rates renegotiated downward in the summer of 2020 during the height of the COVID-19 pandemic and before the recovery in the farm economy, and certain farms converting to direct operations.

Revenues recognized from tenant reimbursement of property taxes decreased $0.2 million, or 5.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.  This decrease is the result of asset dispositions and certain farms converting to direct operations.

Crop sales decreased $1.0 million, or 53.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease is the result of a lower volume of crop sold as the Company directly operated fewer farms.

Other revenue increased $0.7 million, or 48.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to litigation settlement proceeds, management fees, and auction and brokerage income, partially offset by lower crop insurance proceeds.

Depreciation, depletion and amortization decreased $0.3 million, or 4.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease is a result of asset dispositions and the decrease of the amortization of in-place leases acquired as part of the AFCO acquisition that were fully amortized in prior periods.

Property operating expenses remained relatively flat at $7.3 million and $7.4 million for the years ended December 31, 2021 and 2020, respectively.

Cost of goods sold totaled $1.5 million for the year ended December 31, 2021 compared to $3.4 million for the year ended December 31, 2020. This decrease is the result of a lower volume of crop sold as the Company directly operated fewer acres in the year ended December 31, 2021 compared to the year ended December 31, 2020.

Acquisition and due diligence costs remained relatively flat at $0.1 million and $0.0 million for the years ended December 31, 2021 and 2020, respectively.

General and administrative expenses increased $2.3 million, or 39.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was largely driven by higher personnel costs, travel and consulting expenses.

Legal and accounting expenses increased $6.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was primarily the result of legal fees incurred in excess of insurance coverage in relation to a “short and distort” attack against the Company conducted by anonymous parties, including Quinton Mathews, under the pseudonym Rota Fortunae, and his co-conspirators, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”. This amount also reflects expenses related to the complaint filed against Sabrepoint, as discussed further below.

On June 20, 2021, Quinton Mathews (a.k.a. “Rota Fortunae”) entered into a settlement agreement with the Company in which he agreed to pay the Company a multiple of the profits he made when the Company’s common stock price fell in connection with the Rota Fortunae article.  The Company has long believed the Rota Fortunae article was part of a short and distort attack on the Company.  This was confirmed when Quinton Mathews issued a press release admitting he and his advisory clients shorted the Company in advance of the article and profited from the decline it caused, and further admitted that many of the key statements in that article, which he acknowledged led to the stock’s decline, were false. Following the parties’ settlement, the Court granted a joint stipulated motion to dismiss the case on June 29, 2021.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme. On December 17, 2021, the Company's claims against Sabrepoint were dismissed by the court.  We are pursuing an appeal of that order and are confident it will be overturned and the litigation will be allowed to proceed. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action.  The Company has opposed Sabrepoint's attorney's fees application, which is currently pending before Judge Wysocki.

The Company continues to defend stockholder class action lawsuits that the Company believes are meritless related to the claims made by Rota Fortunae. In 2021, the two prior lead plaintiffs of the stockholder class action withdrew and were substituted by a new lead plaintiff, who is now the third lead plaintiff purporting to represent the class in the litigation. Amounts incurred to defend the stockholder claims are no longer covered by the Company’s insurance policies because legal and other costs to defend such claims exceeded the Company’s coverage amounts. Accordingly, the Company has not recognized any receivable for insurance recoveries. During 2021, extensive discovery occurred in connection with the class action litigation, and the Company has filed a motion for summary judgment that, if granted, would end the litigation. Because discovery tends to be the most expensive portion of all litigation, we believe that legal fees should begin to decline, as was seen in the fourth quarter of 2021, when legal fees declined from an average of $2.3 million per quarter for the previous four quarters to approximately $1.3 million in the fourth quarter of 2021.

Other operating expenses were negligible during the year ended December 31, 2021 and remained relatively consistent compared to the year ended December 31, 2020.

Other income and expense changed to $0.1 million of income for the year ended December 31, 2021 from $0.1 million of expense for the year ended December 31, 2020.

Gain on disposition of assets increased $6.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the fact that the cumulative sales prices for the farms, in excess of book value, sold during the year ended December 31, 2021 were more than the farms sold during the year ended December 31, 2020.

Interest expense decreased $1.7 million, or 9.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease is the result of a decrease in interest rates and lower outstanding debt throughout much of 2021.

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

We entered into equity distribution agreements on October 29, 2021 in connection with the "at-the-market" equity offering program (the "ATM Program"), under which the Company may issue and sell from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $75 million (the "$75 million ATM Program"). In connection with our entry into the distribution agreements, we terminated the equity distribution agreements, each dated as of May 14, 2021, for our prior $50 million ATM Program (the "$50 million ATM Program”). Through December 31, 2021, the Company generated $25.7 million in gross proceeds and $25.4 million in net proceeds under the $50 million ATM Program, and $1.9 million in gross and net proceeds under the $75 million ATM Program for totals of $27.6 million and $27.3 million in gross and net proceeds, respectively. The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds for future farmland acquisitions in accordance with our investment strategy, for loans under the FPI Loan Program, and for general corporate purposes.  We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. In addition, the Company may increase the size of the ATM Program in the future.

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

We manage our capital position and liquidity needs by continuously forecasting our expected cash receipts, expenses and capital needs, managing our cash position and monitoring all the sources of capital available to us. Our business model, and the business model of real estate investment companies in general, utilizes a combination of debt and equity capital in financing the business. When debt becomes due, it is generally refinanced or repaid with proceeds from the issuance of equity securities or the sale of farms rather than repaid using our cash flow from operations. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. We also have an effective shelf registration statement with approximately $200 million of capacity whereby we could issue additional equity or debt securities, and during 2021 we raised $27.3 million of equity capital from our ATM Programs as mentioned above. Furthermore, we have a large portfolio of high-quality real estate assets which we believe could be selectively and readily liquidated if necessary to fund our immediate liquidity needs. As of December 31, 2021, we had $112.0 million of indebtedness coming due on April 1, 2022. On February 18, 2022, we entered into an agreement with Farm Credit Mid-America to extend these maturities to March 1, 2027. After refinancing the $112.0 million of indebtedness mentioned above, the Company has no material debt maturities due before 2025. See "Recent Developments — Rutledge Loans Refinancing" for more information regarding the refinancing of our loans with Rutledge Investment Company on February 18, 2022.

During the year ended December 31, 2021, we used $0.7 million to repurchase an aggregate of 25,073 shares of Series B Participating preferred stock at a weighted average price of $25.92. We currently have authority to repurchase up to an aggregate of $40.5 million in additional shares of our common stock or shares.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of December 31, 2021:

($ in thousands)	Payments Due by Period
Contractual Obligations	2022	2023-2025	2026-2028	2029 & Beyond	Total
Principal Payments of:
Long-Term Indebtedness (1)	$112,000	$24,987	$255,458	$120,983	$513,428
Interest Payments on:
Fixed-Rate Long-Term Indebtedness	11,846	34,924	17,035	30,491	94,296
Variable-Rate Long-Term Indebtedness (2)	1,601	3,213	2,410	—	7,224
Commitment on Mortgage Note Receivable	—	—	—	—	—
Lease Payments	107	—	—	—	107
Capital Commitments	—	—	—	—	—
Total	$125,554	$63,124	$274,903	$151,474	$615,055
(1)	On February 18, 2022, the Company entered into an agreement with Farm Credit Mid-America to extend the maturities on our $112.0 million of outstanding debt maturing on April 1, 2022 to March 1, 2027.
(2)	Variable rate long-term indebtedness has been determined for purposes of this table based upon the balance and interest rates in place as of December 31, 2021.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness refer to “– Recent Developments – Financing Activity” and Note 7 – Mortgage Notes, Line of Credit and Bonds Payable included in the financial statement section of this Annual Report on Form 10-K.

Sources and Uses of Cash

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the years ended December 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$7,856	$19,726
Net cash provided by (used in) investing activities	$(18,769)	$18,668
Net cash provided by (used in) financing activities	$13,867	$(23,738)

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

As of December 31, 2021, we had $30.2 million of cash and cash equivalents compared to $27.2 million at December 31, 2020.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $11.9 million, primarily as a result of the following:

●	Receipt of $34.4 million in fixed rents, $9.4 million in variable rent and $4.7 million in tenant reimbursements for the year ended December 31, 2021 as compared to the receipt of $35.0 million in fixed rents, $10.5 million in variable rents, and $4.2 million in tenant reimbursements in the year ended December 31, 2020;
●	A change in accounts receivable of $(1.0) million for the year ended December 31, 2021 compared to $1.2 million for the year ended December 31, 2020;
●	A change in inventory of $(1.7) million for the year ended December 31, 2021 compared to $0.4 million for the year ended December 31, 2020;
●	A change in accrued interest of $(0.5) million for the year ended December 31, 2021 compared to $0.2 million for the year ended December 31, 2020;
●	A change in accrued expenses of $0.7 million for the year ended December 31, 2021 compared to $2.0 million for the year ended December 31, 2020; and
●	Proceeds from litigation settlement of $0.6 million in the year ended December 31, 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities increased by $37.4 million primarily as a result of the following:

●	Property acquisitions during the year ended December 31, 2021 of $81.2 million as compared to $0.9 million in property acquisitions during the year ended December 31, 2020;
●	Property dispositions during the year ended December 31, 2021 for cash consideration of $70.6 million and $2.4 million OZ Convertible Notes, as compared to $20.5 million during the year ended December 31, 2020;
●	$0.9 million related to the acquisition of MWA in November 2021;
●	A $1.7 million decrease in principal repayments on notes receivable received by the Company as compared to the year ended December 31, 2020; and
●	An increase in issuances of notes receivable under the FPI Loan Program of $3.7 million as compared to the year ended December 31, 2020.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $37.6 million primarily as a result of the following:

●	Borrowings on mortgage notes of $41.1 million during the year ended December 31, 2021 as compared to $54.4 million during the year ended December 31, 2020;
●	Mortgage note repayments decreased $23.1 million as compared to the year ended December 31, 2020;
●	Net proceeds from the ATM Programs totaling $27.2 million for the year ended December 31, 2021;
●	Series B Participating Preferred Stock repurchases of $0.7 million during the year ended December 31, 2021 as compared to $3.1 million during the year ended December 31, 2020;
●	Distribution on Series B Participating Preferred Stock of $6.5 million during the year ended December 31, 2021 as compared to $8.8 million during the year ended December 31, 2020;
●	Proceeds from issuance of common stock decreased $10.0 million as compared to the year ended December 31, 2020; and
●	Common stock repurchases decreased $6.8 million as compared to the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

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

We do not, however, believe that FFO is the only measure of the sustainability of our operating performance.  Changes in GAAP accounting and reporting rules that were put in effect after the establishment of Nareit’s definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance.  Therefore, in addition to FFO, we present AFFO and AFFO per share, fully diluted, both of which are non-GAAP measures.  Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO.  AFFO is not intended to represent cash flow or liquidity for the period and is only intended to provide an additional measure of our operating performance.  Even AFFO, however, does not properly capture the timing of cash receipts, especially in connection with full-year rent payments under lease agreements entered into in connection with newly acquired farms.  Management considers AFFO per share, fully diluted to be a supplemental metric to GAAP earnings per share.  AFFO per share, fully diluted provides additional insight into how our operating performance could be allocated to potential shares outstanding at a specific point in time.  Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs.  However, other REITs may use different methodologies for calculating AFFO and AFFO per share, fully diluted, and, accordingly, our AFFO and AFFO per share, fully diluted may not always be comparable to AFFO and AFFO per share amounts calculated by other REITs.  AFFO and AFFO per share, fully diluted should not be considered as an alternative to net income (loss) or earnings per share (determined in accordance with GAAP) as an indication of financial performance or as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the years ended December 31, 2021 and 2020. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of the Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on the previously outstanding shares of Series B Participating Preferred Stock, which were converted into shares of common stock on October 4, 2021, had a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands except per share amounts)	2021	2020
Net income	$10,259	$7,530
Gain on disposition of assets	(9,290)	(2,989)
Depreciation, depletion and amortization	7,629	7,972
FFO	8,598	12,513

Stock-based compensation	1,263	1,060
Deferred impact of interest rate swap terminations	546	519
Real estate related acquisition and due diligence costs	55	11
Distributions on Preferred units	(10,052)	(12,334)
AFFO	$410	$1,769

AFFO per diluted weighted average share data:

AFFO weighted average common shares	36,410	31,534

Net loss per share available to common stockholders	$(0.17)	$(0.18)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.48	0.44
Depreciation and depletion	0.21	0.25
Stock-based compensation	0.03	0.03
Gain on disposition of assets	(0.26)	(0.09)
Distributions on Preferred units	(0.28)	(0.39)
AFFO per diluted weighted average share	$0.01	$0.06

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands)	2021	2020
Basic weighted average shares outstanding	34,641	29,376
Weighted average OP units on an as-if converted basis	1,484	1,842
Weighted average unvested restricted stock	285	316
AFFO weighted average common shares	36,410	31,534

As of December 31, 2021 and 2020 we had 46,831,484 and 32,210,063 shares of common stock and Common units outstanding on a fully diluted basis, respectively.

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the years ended
	December 31,
(in thousands)	2021	2020
Net income	$10,259	$7,530
Interest expense	15,929	17,677
Income tax expense	—	—
Depreciation, depletion and amortization	7,629	7,972
Gain on disposition of assets	(9,290)	(2,989)
EBITDAre	$24,527	$30,190

Stock-based compensation	1,263	1,060
Real estate related acquisition and due diligence costs	55	11
Adjusted EBITDAre	$25,845	$31,261

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

At December 31, 2021, $171.5 million, or 33.4%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, or 100 basis points, our cash flow would decrease by approximately $1.4 million per year. At December 31, 2021, 1 month LIBOR was approximately 10 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase approximately $0.2 million per year.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2021.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

Unregistered Sales of Equity Securities

On November 18, 2021, we issued an aggregate of 248,734 shares of common stock as partial consideration for the acquisition of MWA. These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Plante & Moran, PLLC, Denver, Colorado (PCAOB ID No. 166) will be incorporated by reference from the Company’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-36.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-37 through F-42:

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

Item 16. Form 10-K Summary

The Company has elected to not include a summary.

Exhibit Index

Exhibit No		Description of Exhibit
3.1		Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014).
3.2		Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 14, 2017).
4.1		Form of common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014).
4.2	*	Description of Securities Registered under Section 12 of the Exchange Act of Farmland Partners, Inc.
10.1

Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP, dated April 16, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2014).

10.2	†	Farmland Partners Inc. Third Amended and Restated 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on May 10, 2021).
10.3	†	Form of Restricted Stock Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 9, 2018).
10.4	†	Form of Restricted Stock Award Agreement for Directors. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014).
10.5	*	Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto.
10.6	†

Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Paul A. Pittman. Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 13, 2019).

10.7	†

Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 13, 2019).

10.8	†*	First Amendment to Amended and Restated Employment Agreement, dated October 9, 2021, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri.
10.9

Amended and Restated Pledge and Security Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2015).

10.10

Amended and Restated Bond Purchase Agreement, dated as of March 1, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015).

10.11

Amendment No. 1 to the Amended and Restated Bond Purchase Agreement, dated as of June 2, 2015, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by Reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2015).

10.12

Amendment No. 2 to the Amended and Restated Bond Purchase Agreement, dated as of August 3, 2015. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 23, 2017).

10.13

Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2016).

10.14

Security Holder’s Agreement, dated as of March 2, 2016, by and among Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC and Farmland Partners Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2016).

10.15

Amendment No. 1 to the Contribution Agreement, dated February 22, 2016, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Illinois I LLC, and FPI Illinois II, LLC and Forsythe Family Farms, Inc., Gerald R. Forsythe, Forsythe-Fournier Farms, LLC, Forsythe-Fawcett Farms, LLC, Forsythe-Bernadette Farms, LLC, Forsythe Land Company, Forsythe Family Farms, L.P., Forsythe Family Farms II, L.P., and Forsythe-Breslow Farms, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.16

Loan Agreement, dated as of March 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, Cottonwood Valley Land LLC, PH Farms LLC and FPI Properties LLC and Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.17

Guaranty, dated as of March 29, 2016, by Farmland Partners Operating Partnership, LP in favor of Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.18	†

Employment Agreement, dated as of October 9, 2021, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and James Gilligan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2021).

10.19

Registration Rights Agreement, dated as of February 2, 2017, by and between Farmland Partners Inc. and each of the holders named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

10.20

Amended and Restated Sub-Advisory Agreement, by and among American Farmland Company, American Farmland Company L.P., American Farmland Advisor LLC and Prudential Mortgage Capital Company, LLC. (Incorporated by reference to Exhibit 10.7 to American Farmland Company’s Registration Statement on Form S-11 (File No. 333-205260) filed on June 26, 2015).

10.21

Amendment No. 2 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2017).

10.22

Amendment No. 3 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed November 12, 2019).

10.23

Lease Agreement, dated November 17, 2017, by and between Arnold (CA) LLC and Olam Farming, Inc. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.24

Master Real Estate Purchase Agreement, dated as of January 20, 2021, by and between Farmland Partners Operating Partnership, LP and each of the sellers set forth on Attachment A and Promised Land Opportunity Zone Farms I, LLC. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.25

Loan Agreement, dated as of October 29, 2020, by and between FPI Carolinas LLC, FPI Colorado LLC, Cottonwood Valley Land LLC, PH Farms LLC, FPI Ironwood LLC and FPI Properties LLC and Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.26	*

Amended, Restated and Consolidated Loan Agreement, dated as of February 18, 2022, by and between, Farmland Partners Inc., Farmland Partners Operating Partnership, LP, American Farmland Company L.P., and Rutledge Investment Company.

10.27	*	Amended and Restated Guaranty Agreement, dated as of February 18, 2022, by and between Farmland Partners Inc. and Rutledge Investment Company.
10.28	*	Amended and Restated Guaranty Agreement, dated as of February 18, 2022, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company.
10.29	*	Consolidation of Notes and Modification and Extension Agreement, dated as of February 18, 2022, by and between American Farmland Company L.P. and Rutledge Investment Company.
21.1	*	List of subsidiaries.
23.1	*	Consent of Plante & Moran, PLLC.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following materials from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

* Filed herewith

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMLAND PARTNERS INC.

Date: February 28, 2022	/s/ PAUL A. PITTMAN
Paul A. Pittman
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman and Chief Executive Officer (principal executive officer)	February 28, 2022
Paul A. Pittman

/s/ James Gilligan	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 28, 2022
James Gilligan

/s/ Chris A. Downey	Director	February 28, 2022
Chris A. Downey

/s/ Joseph W. Glauber	Director	February 28, 2022
Joseph W. Glauber

/s/ John A. Good	Director	February 28, 2022
John A. Good

/s/ Thomas P. Heneghan	Director	February 28, 2022
Thomas P. Heneghan

/s/ Danny D. Moore	Director	February 28, 2022
Danny D. Moore

/s/ Toby L. O'Rourke	Director	February 28, 2022
Toby L. O'Rourke

/s/ Murray R. Wise	Director	February 28, 2022
Murray R. Wise

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2021

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmland Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmland Partners Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Denver, Colorado

February 28, 2022

Farmland Partners Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	2021	2020
ASSETS
Land, at cost	$945,951	$924,952
Grain facilities	10,754	12,091
Groundwater	10,214	10,214
Irrigation improvements	52,693	53,887
Drainage improvements	12,606	12,805
Permanent plantings	53,698	54,374
Other	6,848	8,167
Construction in progress	10,647	9,284
Real estate, at cost	1,103,411	1,085,774
Less accumulated depreciation	(38,303)	(32,654)
Total real estate, net	1,065,108	1,053,120
Deposits	58	—
Cash	30,171	27,217
Assets held for sale	530	—
Notes and interest receivable, net	6,112	2,348
Right of use asset	107	93
Deferred offering costs	40	—
Deferred financing fees, net	—	87
Accounts receivable, net	4,900	4,120
Inventory	3,059	1,117
Equity method investments	3,427	—
Intangible assets, net	1,915	—
Goodwill	2,706	—
Prepaid and other assets	3,392	2,889
TOTAL ASSETS	$1,121,525	$1,090,991

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$511,323	$506,625
Lease liability	107	93
Dividends payable	2,342	1,612
Derivative liability	785	2,899
Accrued interest	3,011	3,446
Accrued property taxes	1,762	1,817
Deferred revenue	45	37
Accrued expenses	9,564	8,272
Total liabilities	528,939	524,801

Commitments and contingencies (See Note 8)

Series B Participating Preferred Stock, $0.01 par value, 6,037,500 shares authorized; no shares issued and outstanding at December 31, 2021, and 5,831,870 at December 31, 2020	—	139,766
Redeemable non-controlling interest in operating partnership, Series A preferred units	120,510	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 45,474,145 shares issued and outstanding at December 31, 2021, and 30,571,271 shares issued and outstanding at December 31, 2020	444	297
Additional paid in capital	524,183	345,870
Retained earnings (deficit)	(4,739)	1,037
Cumulative dividends	(61,853)	(54,751)
Other comprehensive income	279	(2,380)
Non-controlling interests in operating partnership	13,762	15,841
Total equity	472,076	305,914

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,121,525	$1,090,991

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2021	2020
OPERATING REVENUES:
Rental income	$45,251	$43,693
Tenant reimbursements	3,450	3,637
Crop sales	880	1,902
Other revenue	2,158	1,457
Total operating revenues	51,739	50,689

OPERATING EXPENSES
Depreciation, depletion and amortization	7,629	7,972
Property operating expenses	7,331	7,350
Cost of goods sold	1,525	3,387
Acquisition and due diligence costs	55	11
General and administrative expenses	8,208	5,896
Legal and accounting	10,147	3,742
Other operating expenses	31	2
Total operating expenses	34,926	28,360
OPERATING INCOME	16,813	22,329

OTHER (INCOME) EXPENSE:
Other (income) expense	(66)	111
Income from equity method investment	(19)	—
Gain on disposition of assets	(9,290)	(2,989)
Interest expense	15,929	17,677
Total other expense	6,554	14,799

Net income before income tax expense	10,259	7,530

Income tax expense	—	—

NET INCOME	10,259	7,530

Net income attributable to non-controlling interests in operating partnership	(268)	(411)

Net income attributable to the Company	9,991	7,119

Nonforfeitable distributions allocated to unvested restricted shares	(57)	(64)
Distributions on Series A Preferred Units and Series B Preferred Stock	(10,052)	(12,334)
Redemption of Series B Participating Preferred Stock	(5,716)	—

Net loss available to common stockholders of Farmland Partners Inc.	$(5,834)	$(5,279)

Basic and diluted per common share data:
Basic net loss available to common stockholders	$(0.17)	$(0.18)
Diluted net loss available to common stockholders	$(0.17)	$(0.18)
Basic weighted average common shares outstanding	34,641	29,376
Diluted weighted average common shares outstanding	34,641	29,376
Dividends declared per common share	$0.20	$0.20

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2021	2020
Net income	$10,259	$7,530
Amortization of OCI	983	846
Net change associated with current period hedging activities	1,676	(1,582)
Comprehensive income	12,918	6,794
Comprehensive loss attributable to non-controlling interests	(268)	(411)
Net income attributable to Farmland Partners Inc.	$12,650	$6,383

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands)

	Stockholders’ Equity						Non-controlling
	Common Stock					Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income (Loss)	Partnership	Equity
Balance at December 31, 2019	29,952	$292	$338,387	$6,251	$(48,784)	$(1,644)	$19,044	$313,546
Net income	—	—	—	7,118	—	—	411	7,529
Issuance of stock	1,250	12	9,988	—	—	—	—	10,000
Grant of unvested restricted stock	139	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,060	—	—	—	—	1,060
Dividends accrued or paid	—	—	—	(12,332)	(5,967)	—	(368)	(18,667)
Conversion of common units to shares of common stock	265	3	2,974	—	—	—	(2,976)	1
Net change associated with current period hedging transactions	—	—	—	—	—	(736)	—	(736)
Repurchase and cancellation of shares	(1,034)	(10)	(6,809)	—	—	—	—	(6,819)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	270	—	—	—	(270)	—
Balance at December 31, 2020	30,571	$297	$345,870	$1,037	$(54,751)	$(2,380)	$15,841	$305,914
Net income	—	—	—	9,991	—	—	268	10,259
Issuance of stock	2,113	21	27,135	—	—	—	—	27,156
Issuance of Operating Partnership units as partial consideration for business combination	249	2	3,144	—	—	—	—	3,146
Issuance of stock for redemption of Series B preferred stock	12,120	121	144,711	(5,716)	—	—	—	139,116
Grant of unvested restricted stock	143	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,263	—	—	—	—	1,263
Dividends accrued or paid	—	—	—	(10,051)	(7,102)	—	(284)	(17,437)
Conversion of common units to shares of common stock	281	3	2,972	—	—	—	(2,975)	—
Net change associated with current period hedging transactions	—	—	—	—	—	2,659	—	2,659
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(912)	—	—	—	912	—
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,259	$7,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,629	7,972
Amortization of deferred financing fees and discounts/premiums on debt	384	308
Amortization of net origination fees related to notes receivable	(3)	—
Stock-based compensation	1,263	1,060
(Gain) on disposition of assets	(9,290)	(2,989)
(Income) loss from equity method investment	(19)	—
Proceeds from litigation insurance	—	500
Proceeds from litigation settlement	550	—
Bad debt expense	16	233
Amortization of dedesignated interest rate swap	874	846
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(974)	1,203
(Increase) Decrease in interest receivable	(100)	61
(Increase) Decrease in other assets	(639)	294
(Increase) Decrease in inventory	(1,715)	433
Increase (Decrease) in accrued interest	(471)	204
Increase (Decrease) in accrued expenses	146	1,962
Increase (Decrease) in deferred revenue	(58)	138
Increase (Decrease) in accrued property taxes	4	(29)
Net cash provided by operating activities	7,856	19,726
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(81,179)	(919)
Real estate and other improvements	(2,713)	(2,655)
MWA acquisition, net of cash acquired	(856)	—
Investment in equity method investees	(991)	—
Principal receipts on notes receivable	37	1,772
Issuance of note receivable	(3,702)	(8)
Proceeds from sale of property	70,635	20,478
Net cash provided by (used in) investing activities	(18,769)	18,668
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	41,109	54,361
Repayments on mortgage notes payable	(35,908)	(59,027)
Proceeds from ATM offering	27,156	—
Participating preferred stock repurchased	(650)	(3,095)
Common stock repurchased	—	(6,819)
Payment of debt issuance costs	(841)	(332)
Payment of swap fees	(291)	(182)
Proceeds from issuance of common stock	—	10,000
Dividends on common stock	(6,360)	(5,942)
Distribution on Series A preferred units	(3,510)	(3,510)
Distribution on Series B participating preferred stock	(6,542)	(8,824)
Distributions to non-controlling interests in operating partnership, common	(296)	(368)
Net cash provided by (used in) financing activities	13,867	(23,738)

NET INCREASE IN CASH	2,954	14,656
CASH, BEGINNING OF PERIOD	27,217	12,561
CASH, END OF PERIOD	$30,171	$27,217

Cash paid during period for interest	$14,704	$15,477
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended
	December 31,
	2021	2020
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$2,274	$1,530
Dividend payable, common units	$68	$82
Distributions payable, Series A preferred units	$3,510	$3,510
Additions to real estate improvements included in accrued expenses	$424	$163
Settlement of outstanding notes receivable with property acquisitions	$—	$487
Swap fees payable included in accrued interest	$146	$146
Prepaid property tax liability acquired in acquisitions	$40	$—
Deferred offering costs amortized through equity in the period	$157	$—
Right of Use Asset	$107	$93
Lease Liability	$107	$93
Conversion of Convertible Notes into Investment in equity method investee	$2,417	$—

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013.  All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.  As of December 31, 2021, FPI owned a 97.0% interest in the Operating Partnership.  See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of December 31, 2021, the Operating Partnership owns a 9.97% equity interest in an unconsolidated equity method investment that holds 10 properties (see “Note 1, Convertible Notes Receivable” and “Note 1, Equity Method Investments”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2021, the Company owned a portfolio of approximately 160,200 acres which are consolidated in these financial statements.  In addition, the Company serves as property manager over approximately 26,300 acres (see “Note 4—Related Party Transactions”).

On August 17, 2017, the Company issued 6,037,500 shares of its newly designated 6.00% Series B Participating Preferred Stock, $0.01 par value per share (the “Series B Participating Preferred Stock”) in an underwritten public offering.  On October 4, 2021, the Company converted all 5,806,797 shares of the outstanding Series B Participating Preferred Stock into shares of common stock. (See “Note 9—Stockholders’ Equity—Series B Participating Preferred Stock” for more information on the Series B Participating Preferred Stock.)

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. The TRS was formed to provide volume purchasing services to the Company’s tenants and also to directly operate farms under certain circumstances.  As of December 31, 2021, the TRS performed direct farming operations on 2,973 acres of farmland owned by the Company located in California and Michigan.

All references to numbers and percent of acres within this report are unaudited.

Principles of Combination and Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of FPI and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the years ended December 31, 2021 and 2020, the company incurred an immaterial amount of costs related to acquisition and due diligence.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Real Estate Sales

The Company recognizes gains from the sales of real estate assets, generally at the time the title is transferred, consideration is received and the Company no longer has substantial continuing involvement with the real estate sold, aside from properties sold to and subsequently managed for Promised Land Opportunity Zone Farms I, LLC (the "OZ Fund"), as described below.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations to manage its debt maturities. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs.  We also have an effective shelf registration statement with approximately $200 million of capacity whereby we could issue additional equity or debt securities, and during 2021 we raised $27.3 million of equity capital from our ATM Programs as mentioned above.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Cash

The Company’s cash at December 31, 2021 and 2020 was held in the custody of six financial institutions, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable, net except for those costs relating to the Company’s lines of credit which are recognized as an asset within deferred financing fees, net.  During the year ended December 31, 2020, the Company incurred $0.3 million in connection with the payoff of Farmer Mac Notes 8A and 9, the Farm Credit of Central Florida Note, with the related issuance of MetLife 10, (as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable, net”). During the year ended December 31, 2021, the Company incurred $0.8 million in connection with the issuance of the Jefferson Bank Bridge Loan, MetLife 11, MetLife 12, refinance of the Rutledge debt, substitution of collateral on MetLife 2. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $1.7 million and $1.3 million as of December 31, 2021 and 2020, respectively.

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of December 31, 2021 and 2020, the Company had issued four and three notes, respectively under the FPI Loan Program and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Notes Receivable.”

Convertible Notes Receivable

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund, a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States ("QOZs"), as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”), resulting in a gain on disposition of assets totaling $2.4 million. The OZ Convertible Notes had an interest rate of 1.35% and an aggregate principal balance of $2.4 million. On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, into membership interests in the OZ Fund, in accordance with the terms of the OZ Convertible Notes. The value of the conversion was $2.4 million and the Company’s membership interests in the OZ Fund was

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

approximately 7.6% upon conversion and increased to 9.97% as of December 31, 2021 after subsequent capital contributions. Please refer to “Note 4 – Related Party Transactions.” The OZ Fund has the option to purchase additional properties from the Company.

Allowance for Notes and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of December 31, 2021, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest.

Deferred Offering Costs

Deferred offering costs include incremental direct costs related to regulatory, legal, accounting and professional service costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.2 and $0.0 in offering costs during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had $0.04 and $0.00, respectively, in deferred offering costs associated with proposed or completed offerings of securities, net of amortization, remaining on the balance sheet.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was $0.0 million and $0.0 million as of December 31, 2021 and 2020, respectively, which is recorded on the Consolidated Statement of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

The costs of growing crops on farms under direct operations are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop sold was $1.5 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively.

Harvested crop inventory on farms under direct operations includes costs accumulated both during the growing and harvesting phases and are stated at the lower of those costs or the estimated net realizable value, which is the market price, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2021 and 2020, inventory consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Harvested crop	$164	$47
Growing crop	2,895	1,070
	$3,059	$1,117

Equity Method Investments

As partial consideration for certain transactions with the OZ Fund, the Company received the OZ Convertible Notes, which on July 16, 2021, were converted into a 7.6% equity interest upon conversion and increased to 9.97% as of December 31, 2021 after subsequent capital contributions of $1.0 million. As of December 31, 2021, the aggregate balance of our Equity Method Investment in the OZ Fund was approximately $3.4 million. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund (the “Fund Agreement”). Under the Fund Agreement, the Manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Company’s capital contributions are capped at $20.0 million.

Under the Fund Agreement, any available cash, after the allowance for the payment of all obligations, operating expenses and capital improvements, is distributed to the Members at least annually. For each fiscal year, net income or loss is allocated to the members pro rata in accordance with their percentage interest.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values as of date of acquisition, with any difference recorded as goodwill. Management engages an independent valuation specialist, as applicable, to assist with the determination of fair value of the assets acquired, liabilities assumed, and goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date. An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. Acquisition and due diligence costs that arise as a result of a business combination are expensed as incurred.

On November 15, 2021, we acquired 100% of the membership interests of Murray Wise Associates, LLC (“MWA”), an agricultural asset management, brokerage and auction company, for total transaction value of $8.1 million, comprised of $5.3 million of consideration paid at closing. net of $2.8 million of closing adjustments. The consideration paid at closing was comprised of $2.2 million in cash and $3.1 million in shares of our common stock. The primary reason for the acquisition was to increase the Company’s breadth of activities in the farmland sector, while adding additional sources of revenue and market insight without raising public equity. As a result of the acquisition, MWA became a wholly owned subsidiary of the TRS. The Company issued an aggregate of 248,734 shares of common stock at a price of $12.61 per share. Two-thirds of the shares of issued are subject to forfeiture to the extent necessary to satisfy potential indemnification claims for a period of six months following the closing. In addition, the Company has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of shares issued in the acquisition within six months after the closing date. The Company has entered into an incentive compensation agreement providing for the issuance of up to $3.0 million in shares of common stock for the benefit of current and prospective MWA employees aside from Murray Wise, a member of our Board of Directors, the receipt of which is tied to achieving certain profitability and asset under management objectives within three years following the closing of the transaction. Stock-based compensation expense related to these awards will be recognized ratably over the same three-year period to which it relates. In connection with the acquisition of MWA, Mr. Wise was appointed to our Board of Directors.

The Company recorded goodwill of $2.7 million, trade names and trademarks of $1.9 million, and customer relationships of $0.1 million, as part of the purchase of MWA.  Goodwill represents the difference between the purchase consideration and the net assets acquired, including identifiable intangible assets.  The factors giving rise to goodwill are primarily related to a) entry into new lines of

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

business which are complimentary to FPI’s existing business operations, and b) acquired workforce-in-place, including Murray Wise who has extensive experience in the industry, and became a Director on the board of FPI in connection with the transaction.

The following table presents a summary of the Company's purchase accounting entries:

($ in thousands)
Consideration:
Cash consideration	$2,161
Stock consideration	3,147
Total consideration	$5,308

Amounts recognized for fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$1,305
Fixed Assets	110
Goodwill	2,706
Intangible assets	1,915
Net Liabilities	(728)
Total Fair Value	$5,308

Net cash used in the transaction:
Cash used in transaction	$(2,161)
Cash provided by transaction	1,305
Net cash used in the transaction	$(856)

The following unaudited, pro forma results of operations are provided for the year ended December 31, 2021 and 2020. The supplemental pro forma results of operations are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved for the periods presented, or that may be achieved in the future. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors. The pro forma information is based on the Company’s consolidated results of operations for the year ended December 31, 2021, and MWA’s historical results of operations. The pro forma results of operations have been prepared by adjusting, and quantifying, the historical results of the Company to include the historical results of MWA based on information provided by MWA and the impact of the purchase price allocation.

	As reported		Proforma (unaudited)
	For the years ended		For the years ended
	December 31,		December 31,
($ in thousands)	2021	2020	2021	2020
Operating revenues	$51,739	$50,689	$54,479	$52,795
Net income	$10,259	$7,530	$10,589	$7,428

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the year ended December 31, 2021, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization.  Customer relationships are subject to amortization and

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

are amortized over a period of 12 years. During the year ended December 31, 2021, the Company recorded amortization of customer relationships of less than $0.1 million.

Revenue Recognition

Fixed rent: The majority of the Company’s leases provide for rent payments on an entirely or partially fixed basis. For the majority of its fixed rent leases, the Company receives at least 50% of the annual lease payment from tenants before crops are planted, generally during the first quarter of the year, with the remaining 50% of the lease payment due in the second half of the year generally after the crops are harvested.  Rental income is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned.

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

Fixed rent and variable rent: Certain of the Company’s leases provide for a minimum fixed rent plus variable rent based on gross farm revenue.

Tenant reimbursements: Certain of the Company’s leases provide for tenants to reimburse the Company for property taxes and other expenses.  Tenant reimbursements are recognized on a straight-line basis over the applicable term of the lease.

Crop sales: The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the years ended December 31, 2021 and 2020 were $0.9 million and $1.9 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other revenue: Other revenue includes auction fees, brokerage fees, interest income and proceeds from litigation settlement. We recognize interest income on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including, for periods prior to 2019, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company recorded income tax expense totaling $0.0 million and $0.0 million, respectively, for the years ended December 31, 2021 and 2020.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $(2.1) million and $(1.9) million in taxable income (loss) from the TRS for the years ended December 31, 2021 and 2020, respectively. The Company did not have any deferred tax assets or liabilities for these years.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements.  An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.  At December 31, 2021, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2020 open tax year.

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of any acquisitions that it undertook during the years ended December 31, 2021 and 2020.

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

Hedge Accounting

ASC 815 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of operations during the year.

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its funding. The Company may also use interest rate derivative financial instruments, namely interest rate swaps.

The Company enters into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements. All contracts entered into during the year ended December 31, 2021 met the criteria to be exempt from derivative accounting and were designated as normal purchase and sales exceptions for hedge accounting.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The Company has in place one interest rate swap agreement with Rabobank to add stability to interest expense and to manage its exposure to interest rate movements. This agreement qualifies as a cash flow hedge and is actively evaluated for its effectiveness (see Note 10 – “Hedge Accounting”). The entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

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

Non-controlling Interests

The Company’s non-controlling interests are interests in the Operating Partnership not owned by FPI. The Company evaluates whether non-controlling interests are subject to redemption features outside of its control. The Company classifies non-controlling interests that are contingently redeemable solely for cash (unless stockholder approval is obtained to redeem for shares of common stock) one year after issuance or deemed probable to eventually become redeemable and which have redemption features outside of its control, as redeemable non-controlling interests in the mezzanine section of the consolidated balance sheets. The amounts reported for non-controlling interests on the Company’s Consolidated Statements of Operations represent the portion of income or losses not attributable to the Company.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Note 2—Revenue Recognition

Leases in place as of December 31, 2021 have terms ranging from one to 40 years, though, most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Payments received in advance are included in deferred revenue until they are earned. As of December 31, 2021 and 2020, the Company had $0.05 million and $0.04 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized during the years ended December 31, 2021 and 2020:

	Rental income recognized
	For the years ended
	December 31,
(in thousands)	2021	2020
Leases in effect at the beginning of the year	$38,757	$39,138
Leases entered into during the year	6,494	4,555
	$45,251	$43,693

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of December 31, 2021, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for each of the next five years and thereafter as of December 31, 2021 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2022	$31,410
2023	20,416
2024	11,618
2025	2,959
2026	1,722
Thereafter	21,784
$89,909

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2021 and 2020, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental income recognized
	For the years ended December 31,
($ in thousands)	2021		2020
Tenant A (1)	$9,436	20.2%	$7,924	17.8%
(1)	The Company has numerous permanent crop leases with major farming companies located in California.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2021 and 2020, and fixed and variable rent recorded by the Company for the years then ended by location of the farm:

	Approximate %		Rental Income
	of total acres		For the years ended
	As of December 31,		December 31,
Location of Farm	2021	2020	2021	2020
Alabama	0.4%	0.4%	0.2%	0.2%
Arkansas	7.9%	8.9%	3.7%	4.2%
California	7.3%	7.5%	36.9%	32.6%
Colorado	16.1%	15.8%	6.3%	5.7%
Florida	3.0%	3.0%	2.5%	2.5%
Georgia	2.9%	3.4%	1.6%	2.3%
Illinois	23.8%	24.7%	25.5%	26.7%
Kansas	1.2%	1.3%	0.3%	0.4%
Louisiana	10.9%	5.5%	4.0%	3.1%
Michigan	0.3%	0.4%	0.5%	0.4%
Mississippi	1.8%	2.8%	1.0%	1.8%
Missouri	0.5%	0.0%	0.1%	0.0%
Nebraska	3.7%	3.8%	3.2%	3.3%
North Carolina	10.3%	10.7%	6.9%	7.8%
South Carolina	8.4%	9.9%	6.6%	8.0%
South Dakota	1.1%	1.1%	0.4%	0.4%
Texas	0.0%	0.0%	0.0%	0.2%
Virginia	0.3%	0.8%	0.3%	0.4%
	100.0%	100.0%	100.0%	100.0%

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Chairman and Chief Executive Officer.  The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.16 million and $0.10 million during the years ended December 31, 2021 and 2020, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund.  The OZ Fund is a Delaware limited liability company whose manager is the brother of one of the Company's independent directors. That independent director has an indirect investment in the OZ Fund. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”), resulting in a gain on disposition of assets totaling $2.4 million. On July 16, 2021, the OZ Convertible Notes were converted into a 7.6% equity interest in the OZ Fund. As of December 31, 2021, the Company had a 9.97% interest in the OZ Fund.  Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter if the gross book value is less than $50 million or (ii) 0.2000% times gross book value per quarter if the gross book value is $50 million or more.  The Company earned management fees of $0.15 million during the year ended December 31, 2021.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 5—Real Estate

The Company completed 12 acquisitions, consisting of 12 properties, in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions during the year ended December 31, 2021. Aggregate consideration for these acquisitions totaled $81.2 million of which $28.4 million was paid through the issuance of notes payable. No intangible assets were acquired through these acquisitions.

The Company completed three acquisitions, consisting of 3 properties, in Illinois and Michigan during the year ended December 31, 2020. Aggregate consideration for these acquisitions totaled $1.4 million and was comprised of $0.9 million in cash and $0.5 million reduction in notes receivable and related interest to the seller through the acquisition of collateralized property. No intangible assets were acquired through these acquisitions.

During the year ended December 31, 2021, the Company completed 12 dispositions consisting of 20 properties in the Corn Belt, Delta and South and Southeast regions. The Company received cash consideration for these dispositions totaling $70.6 million and $2.4 million of convertible notes receivable (which was subsequently converted to membership interests in the OZ Fund on July 16, 2021), and recognized an aggregate gain on sale of $9.3 million.

During the year ended December 31, 2020, the Company completed seven dispositions, consisting of eleven farms, in Texas, Illinois, Nebraska, Arkansas, and Mississippi. Cash receipts totaled $20.1 million with a total gain on sale of $3.2 million.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimate of expected credit losses on its notes receivable principal balance is $0.0 million and $0.0 million, respectively, as of December 31, 2021 and 2020. The Company recorded credit loss expense related to interest receivables of $0.00 million and $0.05 million during the years ended December 31, 2021 and 2020, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2021 and 2020, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	December 31, 2021	December 31, 2020	Date
Mortgage Note (1)	Principal & interest due at maturity	$223	$229	12/7/2028
Mortgage Note (1)	Principal due at maturity & interest due monthly	2,135	2,135	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,571	—	6/23/2023
Mortgage Note (3)	Principal due at maturity & interest due semi-annually	2,100	—	8/18/2023
Total outstanding principal		6,029	2,364
Interest receivable (net prepaid interest and points)		83	277
Provision for interest receivable		—	(293)
Total notes and interest receivable		$6,112	$2,348
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes include mortgages on two additional properties in Colorado that include repurchase options for the properties at a fixed price that are exercisable by the buyer between the third and fifth anniversary of the issuance of the notes and expire on March 16, 2022.
(2)	On July 27, 2021, the Company entered into a loan secured against farmland.
(3)	On August 18, 2021, the Company entered into a loan secured against farmland and farm equipment.

A reconciliation of the carrying amount of mortgage loans for the years ended December 31, 2021 and 2020 is set out below:

	Years ended December 31,
($ in thousands)	2021	2020
Balance at beginning of year	$2,364	$4,614
Additions during year:
New mortgage loans and additional advances on existing loans	3,702	8
Interest income added to principal	—	—
Amortization of discount	—	—
	6,066	4,622
Deductions during year:
Collection of principal	37	451
Foreclosure	—	1,807
Balance at end of year	$6,029	$2,364

The collateral for the mortgage notes receivable consists of real estate, personal property and growing crops.

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms and credit risk whenever the interest rates on the notes receivable are deemed not to be at market rates. As of December 31, 2021 and 2020, the fair value of the notes receivable was $6.0 million and $2.4 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2021 and 2020, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			December 31,	December 31,	December 31,	Maturity	December 31,
Loan	Payment Terms	Interest Rate Terms	2021	2021	2020	Date	2021
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$13,827	April 2025	$21,438
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,595
MetLife Term Loan #1	Semi-annual interest only	3.30% fixed until 2023	3.30%	83,206	85,188	March 2026	186,795
MetLife Term Loan #2	Semi-annual interest only	4.27% fixed until 2022	4.27%	16,000	16,000	March 2026	17,694
MetLife Term Loan #3	Semi-annual interest only	4.27% fixed until 2022	4.27%	16,800	21,000	March 2026	26,141
MetLife Term Loan #4	Semi-annual interest only	3.30% fixed until 2023	3.30%	13,017	15,685	June 2026	25,694
MetLife Term Loan #5	Semi-annual interest only	3.50% fixed until 2022	3.50%	6,779	8,379	January 2027	9,985
MetLife Term Loan #6	Semi-annual interest only	3.45% fixed until 2023	3.45%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.20% fixed until 2023	3.20%	16,198	17,153	June 2027	36,391
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	3.20% fixed until 2024	3.20%	16,800	21,000	May 2028	33,652
MetLife Term Loan #10	Semi-annual interest only	3.00% fixed until 2023	3.00%	49,874	53,277	October 2030	105,675
MetLife Term Loan #11	Semi-annual interest only	2.85% fixed until 2024	2.85%	12,750	—	October 2031	26,890
MetLife Term Loan #12	Semi-annual interest only	3.11% fixed until 2024	3.11%	14,359	—	December 2031	28,777
Rabobank (1)	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	1.80%	59,500	62,358	March 2028	128,974
Rutledge Note Payable #1 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.42%	17,000	17,000	April 2022	29,869
Rutledge Note Payable #2 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.42%	25,000	25,000	April 2022	39,859
Rutledge Note Payable #3 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.42%	25,000	25,000	April 2022	48,040
Rutledge Note Payable #4 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.42%	15,000	15,000	April 2022	29,302
Rutledge Note Payable #5 (2)	Quarterly interest only	3 month LIBOR + 1.3% adjusted quarterly	1.42%	30,000	30,000	April 2022	84,681
Total outstanding principal				513,428	508,185		$1,066,581
Debt issuance costs				(2,105)	(1,560)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$511,323	$506,625
(1)	The Company has an interest rate swap agreement with Rabobank to add stability to interest expense and to manage our exposure to interest rate movements (see Note 10 – “Hedge Accounting”).
(2)	On February 18, 2022, the Rutledge Facility (as defined below) maturity was extended to March 1, 2027.

Farmer Mac Facility

As of December 31, 2021 and 2020, the Company had approximately $25.0 million outstanding under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at December 31, 2021.

MetLife Term Loans

As of December 31, 2021 and 2020, the Company had $316.9 million and $308.8 million outstanding, respectively (the “MetLife loans”), under the loan agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

In connection with each of the MetLife loan agreements, FPI and the Operating Partnership each entered into separate guarantees whereby FPI and the Operating Partnership jointly and severally agree to unconditionally guarantee the obligations under the MetLife loan agreements (the “MetLife guarantees”). The MetLife guarantees contain a number of customary affirmative and negative covenants.

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of December 31, 2021.

Each of the MetLife loan agreements includes certain customary events of default, including a cross-default provision related to other outstanding indebtedness of the borrowers, FPI and the Operating Partnership, the occurrence of which, after any applicable cure

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

period, would permit MetLife, among other things, to accelerate payment of all amounts outstanding under the MetLife loans and to exercise its remedies with respect to the pledged collateral, including foreclosure and sale of the Company’s properties that collateralize the MetLife loans.

Rutledge Credit Facility

As of December 31, 2021 and 2020, the Company and the Operating Partnership had $112.0 million and $112.0 million, respectively, outstanding under the credit facility with Rutledge Investment Company (the “Rutledge Facility”). As of December 31, 2021, $0.0 remains available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

In connection with each of the loan agreements relating to the Rutledge Facility, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the loan agreements related to the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants. On February 18, 2022, the Company entered into an agreement with Farm Credit Mid-America to extend the maturities on our $112.0 million of outstanding debt maturing on April 1, 2022 to March 1, 2027 (the "Maturity Date" and collectively, the "Consolidated Rutledge Loan").

The interest rate for the Consolidated Rutledge Loan is based on the Secured Overnight Financing Rate, plus an applicable margin. The applicable margin for the Consolidated Rutledge Loan will be 1.80% to 2.25%, depending on the applicable pricing level in effect. The Company previously paid a commitment fee to Rutledge Investment Company equal to 0.50% of the aggregate principal amount of the Consolidated Loan. Generally, the Consolidated Loan Agreement contains terms consistent with the Rutledge Facility, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default. The Company will owe no prepayment penalty if it elects to repay the Consolidated Rutledge Loan in full before the Maturity Date.

Rabobank Mortgage Note

As of December 31, 2021 and 2020, the Company and the Operating Partnership had $59.5 million and $62.4 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of December 31, 2021.

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

LIBOR

The use of LIBOR was phased out at the end of 2021, although the phase out of U.S. dollar LIBOR has been delayed until mid-2023. Currently, no official replacement rate has been identified. As of December 31, 2021, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rabobank Mortgage Note. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2021 and work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

the underlying debt. Accumulated amortization of deferred financing fees was $1.7 million and $1.3 million as of December 31, 2021 and 2020, respectively.

Aggregate Maturities

As of December 31, 2021, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2022	$112,000
2023	—
2024	2,100
2025	27,087
2026	129,023
Thereafter	243,218
$513,428

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2021 and 2020, the fair value of the mortgage notes payable was $522.7 million and $535.1 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

In April 2015, the Company entered into a lease agreement for office space which the Company extended in March 2020 through July 31, 2021 and in May 2021 through September 2022. The lease commenced June 1, 2015 and had an initial monthly payment of $10,032, which increased to $10,200 in June 2016, $10,366 in June 2017, $10,534 in June 2018, $10,701 in June 2020, $12,373 in August 2020 and $13,042 in October 2021. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate of 3.35%, equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the years ended December 31, 2021 and 2020 was $0.15 million and $0.13 million, respectively. As of December 31, 2021, the lease has a remaining term of nine months. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2022	$107
2023	—
2024	—
2025	—
2026	—
Thereafter	—
$107

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

the District of Colorado (the “Brokop Action”).  As discussed below, the current named plaintiff in that action is a purported FPI shareholder named Don Brokop.   The complaint filed in the Brokop Action alleged substantially identical claims to those alleged in the Kachmar Action.

Several purported shareholders moved to consolidate the Kachmar Action and the Brokop Action and for appointment as lead plaintiff.  On November 13, 2018, the plaintiff in the Kachmar Action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Brokop Action. On March 11, 2019, the Turners and additional plaintiff Obelisk Capital Management filed an amended complaint in the Brokop Action.  On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Brokop Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification, seeking to certify the case as a class action on behalf of purchasers of Farmland Partners’ common stock between November 12, 2015 and July 10, 2018 and to have the Turners and purported stockholder Don Brokop appointed as class representatives. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint to add Brokop as an additional plaintiff in place of Obelisk Capital Management. On December 8, 2020, the court granted the Turners’ motion to amend to add Brokop as an additional plaintiff and denied the Company’s motion for judgment on the pleadings. As a result, the automatic discovery stay was lifted and the court entered a schedule for proceedings going forward. The Company, Mr. Pittman, and Mr. Fabbri filed an opposition to plaintiffs’ motion for class certification on February 8, 2021.  On February 17, 2021, plaintiffs filed a motion to withdraw the Turners as lead plaintiffs and to substitute Brokop as lead plaintiff.  On June 7, 2021, the court granted the motion to withdraw the Turners and substitute Brokop as lead plaintiff. The parties completed fact discovery on June 29, 2021.  On July 23, 2021, Magistrate Judge Nina Wang issued a Report and Recommendation to the district court recommending that Brokop’s motion for class certification be granted in part and denied in part.  Specifically, the magistrate judge recommended that the district court deny the motion as to purchasers of Farmland Partners common stock between November 12, 2015 and December 14, 2016 and grant the motion as to purchasers between December 14, 2016 and July 11, 2018.  On September 30, 2021, the district court issued an order adopting in part the magistrate judge’s recommendation and certifying a plaintiff class of purchasers of FPI stock between February 23, 2017 and July 11, 2018.   Discovery concluded in the Brokop Action on October 1, 2021.  On November 16, 2021, the Company, Mr. Pittman, and Mr. Fabbri moved for summary judgment dismissing Brokop’s claims and Brokop moved for partial summary judgment.  Those motions were fully briefed on February 17, 2022.  The Company can provide no assurances as to the outcome of this litigation or provide an estimate of related expenses at this time.

On December 18, 2018, a purported stockholder of the Company, Jack Winter, filed a complaint in the Circuit Court for Montgomery County, Maryland (the “Winter Action”), purporting to assert breach of fiduciary duty claims derivatively on the Company’s behalf against the Company’s directors and certain of the Company’s officers.  The Winter Action alleges, among other things, that the Company’s directors and certain of the Company’s officers breached their fiduciary duties to the Company by allowing the Company to make allegedly false and misleading disclosures related to the FPI Loan Program, as alleged in the Brokop Action.  On April 26, 2019, Winter voluntarily dismissed his complaint in the Circuit Court for Montgomery County Maryland.  On May 14, 2019, Winter re-filed his complaint in the United States District Court for the District of Colorado.  The Winter Action has been stayed pending further proceedings in the Brokop Action.

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint made similar claims to those in the Brokop and Winter Actions. On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”).  The Hustedde Action complaint made similar claims to those in the Brokop, Winter, Luger, and Barber Actions. On September 23, 2020, the Court consolidated the Luger and Hustedde action under the caption In re Farmland Partners Inc. Stockholder Litigation (the “Stockholder Litigation”).  Luger and Hustedde (the “Derivative Plaintiffs”), the plaintiffs in the Stockholder Litigation, filed a consolidated amended complaint on October 30, 2020. The Company moved to dismiss the complaint in the Stockholder Litigation on December 15, 2020.  On June 3, 2021, the court granted the Company’s motion to dismiss and dismissed the consolidated amended complaint in the Stockholder Litigation as to all defendants.  On July 7, 2021, the Derivative Plaintiffs filed a notice of appeal, appealing the order dismissing their consolidated amended complaint to the Maryland Court of Special Appeals.  The Derivative Plaintiffs filed their opening appeal brief on December 17, 2021.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme. On December 17, 2021, the Company's claims against Sabrepoint were dismissed by the court.  Farmland Partners is pursuing an appeal of that order and is confident it will be overturned and the litigation will be allowed to proceed. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action.  The Company has opposed Sabrepoint's attorney's fees application, which is currently pending before Judge Wysocki.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of December 31, 2021, the Company has an approximate aggregate net book value of $8.4 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise, plus additional payments of $0.3 million in February 2021 and $0.1 million in February 2022. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of December 31, 2021 and 2020, FPI owned 97.0% and 94.9% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 3.0% and 5.1% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the years ended December 31, 2021 and 2020, the Company issued 281,453 and 265,000, respectively, of shares of common stock upon redemption of 281,453 and 265,000, respectively, of Common units that had been tendered for redemption. There were 1.4 million and 1.6 million outstanding Common units eligible to be tendered for redemption as of December 31, 2021 and 2020, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase/(decrease) the non-controlling interest in the Operating Partnership by $2.7 million and ($0.7) million during the years ended December 31, 2021 and 2020 respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-controlling Interests in Operating Partnership, Series A preferred units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. Total liquidation value of such preferred units as of December 31, 2021 and 2020 was $120.5 million and $120.5 million, respectively, including accrued distributions.

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

Holders of the Series A preferred units have no voting rights except with respect to (i) the issuance of partnership units of the Operating Partnership senior to the Series A preferred units as to the right to receive distributions and upon liquidation, dissolution or winding up of the Operating Partnership, (ii) the issuance of additional Series A preferred units, and (iii) amendments to the Partnership Agreement that materially and adversely affect the rights or benefits of the holders of the Series A preferred units.

The Series A preferred units are accounted for as mezzanine equity on the consolidated balance sheet as the units are convertible and redeemable for shares at a determinable price and date at the option of the holder upon the occurrence of an event not solely within the control of the Company.

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2021 and 2020:

	Series A Preferred Units
(in thousands)	Redeemable Preferred units	Redeemable non-controlling interests
Balance at December 31, 2019	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,510
Balance at December 31, 2020	117	$120,510

Balance at December 31, 2020	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,510
Balance at December 31, 2021	117	$120,510

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

The balance recorded in mezzanine equity relating to the Series B Participating Preferred Stock as of December 31, 2021 and 2020 was $0.0 million and $139.8 million, respectively.

On October 4, 2021, the Company converted all 5,806,797 shares of the outstanding Series B Participating Preferred Stock into shares of common stock. Each share of Series B Participating Preferred Stock was converted into 2.0871798 shares of common stock, or 12,119,829 shares of common stock in total, less any fractional shares.  Holders of the Series B Participating Preferred Stock received cash in lieu of fractional shares. As a result of the conversion, the Company recorded a $5.7 million deemed dividend to the Series B Participating Preferred stockholders, which represents the conversion value as of the conversion date less the carrying value as of October 4, 2021.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Distributions

The Company’s board of directors declared and paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2021 and 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2021	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500
	August 4, 2021	October 1, 2021	October 15, 2021	$0.0500
	May 7, 2021	July 1, 2021	July 15, 2021	$0.0500
	February 11, 2021	April 1, 2021	April 15, 2021	$0.0500
				$0.2000

2020	November 3, 2020	January 1, 2021	January 15, 2021	$0.0500
	August 4, 2020	October 1, 2020	October 15, 2020	$0.0500
	May 6, 2020	July 1, 2020	July 15, 2020	$0.0500
	March 11, 2020	April 1, 2020	April 15, 2020	$0.0500
				$0.2000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $3.5 million in distributions payable as of December 31, 2021. The distributions are payable annually in arrears on January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Share Repurchase Program

On March 15, 2017, the Company’s Board of Directors approved a program to repurchase up to $25 million in shares of the Company’s common stock. In November 2017, the Board of Directors approved repurchases of the Company’s Series B Participating Preferred Stock from time to time under the share repurchase program. Subsequently on August 1, 2018, the Board of Directors increased the authority under the share repurchase program by an aggregate of $30 million. On November 7, 2019, the Board of Directors increased the authority under the program by an additional $50 million. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock and it may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet.

During the year ended December 31, 2021, the Company repurchased no shares of its common stock and 25,073 shares of its Series B Participating Preferred Stock for $0.7 million at an average price of $25.92 per share. As of December 31, 2021, the Company had approximately $40.5 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of December 31, 2021, there were 0.8 million shares available for future grants under the Plan.

The Company may issue equity-based awards to officers, non-employee directors, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

based awards, including LTIP units, which are convertible on a one-for-one basis into Common units.  The terms of each grant are determined by the compensation committee of the Board of Directors.

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

A summary of the non-vested restricted shares as of December 31, 2021 and 2020 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2019	345	$9.49
Granted	139	6.23
Vested	(168)	8.24
Forfeited	—	—
Unvested at December 31, 2020	316	$6.46
Granted	143	11.72
Vested	(162)	6.68
Forfeited	—	—
Unvested at December 31, 2021	297	$8.87

The Company recognized stock-based compensation expense related to restricted stock awards of $1.3 million and $1.1 million, for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, there were $1.6 million and $1.1 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.5 years. The change in fair value of the shares issued to non-employees to be issued upon vesting is remeasured at the end of each reporting period and is recorded in general and administrative expenses on the consolidated statements of operations.

At-the-Market Offering Program (the “ATM Program”)

On October 29, 2021, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $75 million (the "$75 million ATM Program”).  In connection with its entry into the distribution agreements, the Company terminated the equity distribution agreements, each dated as of May 14, 2021, for its prior ATM Program (the "$50 million ATM Program"). During the year ended December 31, 2021, the Company sold 1,959,512 shares and generated $25.7 million in gross proceeds and $25.4 million in net proceeds under the $50 million ATM Program, and sold 153,261 shares and generated $1.9 million in gross and net proceeds under the $75 million ATM Program for totals of 2,112,773 shares and $27.6 million and $27.3 million in gross and net proceeds, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Earnings per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the years ended
	December 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net income attributable to Farmland Partners Inc.	$9,991	$7,119
Less: Nonforfeitable distributions allocated to unvested restricted shares	(57)	(64)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(10,052)	(12,334)
Less: Dividends on Series B Participating Preferred Stock	(5,716)	—
Net loss attributable to common stockholders	$(5,834)	$(5,279)

Denominator:
Weighted-average number of common shares - basic	34,641	29,376
Conversion of preferred units(1)	—	—
Unvested restricted shares(1)	—	—
Redeemable non-controlling interest(1)	—	—
Weighted-average number of common shares - diluted	34,641	29,376

Loss per share attributable to common stockholders - basic	$(0.17)	$(0.18)
Loss per share attributable to common stockholders - diluted	$(0.17)	$(0.18)
(1)	Anti-dilutive for the years ended December 31, 2021 and 2020.

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

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive.  For the years ended December 31, 2021 and 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive. The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive.  For the years ended December 31, 2021 and 2020, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the years ended December 31, 2021 and 2020, diluted weighted average common shares do not include the impact of 0.5 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.5 million and 1.8 million for the years ended December 31, 2021 and 2020, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of December 31, 2021 and 2020, respectively.

	December 31, 2021	December 31, 2020
Shares	45,177	30,255
Common Units	1,357	1,639
Redeemable Common Units	—	—
Unvested Restricted Stock Awards	297	316
	46,831	32,210

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of December 31, 2021, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). Amortization for the years ended December 31, 2021 and 2020 was $1.0 million and $0.8 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid over the next six years. Termination fees paid during the year ended December 31, 2021 were $0.4 million.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of December 31, 2021.

As of December 31, 2021, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative liability	$785

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2021 and 2020 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

For the years ended December 31, 2021 and 2020, the amount of loss recognized in net income was $0.6 million and $0.4 million, respectively. The net change associated with current period hedging transactions was $2.7 million and $(0.7) million for the years ended December 31, 2021 and 2020, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $1.0 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Beginning accumulated derivative instrument gain or loss	$(2,380)	$(1,644)
Net change associated with current period hedging transactions	1,676	(1,582)
Amortization of frozen AOCI on de-designated hedge	983	846
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$279	$(2,380)

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 11—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2021 and 2020.

	Quarter Ended
($ in thousands except per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Operating revenues	$11,575	$10,013	$10,105	$20,046
Operating expenses (1)	8,477	9,058	8,671	8,720
Other expenses (2)	621	3,820	4,103	(1,990)
Net income (loss) before income tax expense	2,477	(2,865)	(2,669)	13,316
Income tax expense	—	—	—	—
Net income (loss)	$2,477	$(2,865)	$(2,669)	$13,316
Net income (loss) available to common stockholders of Farmland Partners Inc.	$(718)	$(5,804)	$(5,623)	$6,311

Basic net income (loss) per share available to common stockholders (3)	$(0.02)	$(0.19)	$(0.17)	$0.14
Diluted net income (loss) per share available to common stockholders (3)	$(0.02)	$(0.19)	$(0.17)	$0.12
Basic weighted average common shares outstanding	30,418	31,072	32,551	44,391
Diluted weighted average common shares outstanding	30,418	31,072	32,551	54,520

	Quarter Ended
($ in thousands)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Operating revenues	$11,650	$10,517	$10,604	$17,917
Operating expenses (1)	6,361	6,828	6,955	8,216
Other expenses (2)	4,870	3,517	3,088	3,324
Net income before income tax expense	419	172	561	6,377
Income tax expense	—	—	—	—
Net income	$419	$172	$561	$6,377
Net income (loss) available to common stockholders of Farmland Partners Inc.	$(2,737)	$(2,942)	$(2,553)	$2,955

Basic net income (loss) per share available to common stockholders (3)	$(0.09)	$(0.10)	$(0.09)	$0.10
Diluted net income (loss) per share available to common stockholders (3)	$(0.09)	$(0.10)	$(0.09)	$0.06
Basic weighted average common shares outstanding	29,545	29,433	29,206	29,331
Diluted weighted average common shares outstanding	29,545	29,433	29,206	46,461
(1)	Operating expenses for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 included $2.5 million, $2.7 million, $2.2 million, $1.4 million, respectively, related to litigation. Operating expenses for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 included $0.2 million, $0.6 million, $0.0 million, $1.9 million, respectively, related to litigation.
(2)	Other expenses for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 included $3.4 million, $0.1 million, $(0.1) million, $5.8 million, respectively, related to Gain (loss) on disposition of assets. Other expenses for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 included $(0.1) million, $0.9 million, $1.3 million, $0.8 million, respectively, related to gain (loss) on disposition of assets.
(3)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On February 22, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock and Common units payable on April 15, 2022 to stockholders and unitholders of record as of April 1, 2022.

Real Estate Acquisitions

Subsequent to December 31, 2021, the Company completed one farm acquisition in the Corn Belt region for $1.5 million in cash consideration.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Real Estate Dispositions

Subsequent to December 31, 2021, the Company completed one partial farm disposition in the Corn Belt region for $2.7 million in cash consideration.

Rutledge Loans Refinancings

On February 18, 2022, the Company entered into an agreement with Farm Credit Mid-America to extend the maturities on the $112.0 million of outstanding debt maturing on April 1, 2022 to March 1, 2027.

401k Plan

In February 2022, the Company implemented a 401k plan. As part of the plan, the Company expects to make safe harbor contributions of approximately 3% of gross employee compensation.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2021

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
California	(k)	44,994	—	44,994	—	—	—	44,994	—	44,994	—		2017	—
North Carolina	(m)	41,906	—	41,906	578	5	583	42,484	5	42,489	—	2018	2015	30
California	(k)	33,482	—	33,482	—	—	—	33,482	—	33,482	—		2017	—
Illinois	(i)	29,627	431	30,058	50	2,268	2,318	29,677	2,699	32,376	451	2017, 2018	2017	19
California	(k)	31,567	—	31,567	—	—	—	31,567	—	31,567	—		2017	—
California	(r), (u)	19,925	11,521	31,446	—	(1,146)	(1,146)	19,925	10,375	30,300	4,036	2017	2017	13
Louisiana	(n)	26,762	128	26,890	—	—	—	26,762	128	26,890	22		2021	13
Illinois	(i)	22,937	1,484	24,421	(11)	1,302	1,291	22,926	2,786	25,712	390	2017, 2018, 2019	2017	26
Louisiana	(o)	24,754	390	25,144	—	—	—	24,754	390	25,144	1		2021	16
California	(t)	7,647	11,518	19,165	—	338	338	7,647	11,856	19,503	2,384	2017, 2018, 2020, 2021	2017	20
South Carolina	(p)	12,057	1,474	13,531	53	5,897	5,950	12,110	7,371	19,481	1,257	2014, 2017, 2018, 2019, 2021	2014	24
California	(u)	10,947	6,878	17,825	(12)	287	275	10,935	7,165	18,100	1,972	2017, 2021	2017	22
California	(u)	9,998	8,116	18,114	—	(115)	(115)	9,998	8,001	17,999	2,616	2017	2017	14
North Carolina	(l)	17,627	—	17,627	—	—	—	17,627	—	17,627	—		2018	—
South Carolina	(j)	14,866	906	15,772	—	239	239	14,866	1,145	16,011	188	2017, 2018	2017	25
Florida	(m)	9,295	202	9,497	3,433	2,531	5,964	12,728	2,733	15,461	233	2016, 2017, 2019, 2020, 2021	2016	31
California	(u)	11,888	3,398	15,286	—	(58)	(58)	11,888	3,340	15,228	1,205	2017	2017	15
California	(s)	8,326	6,075	14,401	—	42	42	8,326	6,117	14,443	1,103	2017, 2018, 2019	2017	25
California	(r)	9,043	4,546	13,589	—	307	307	9,043	4,853	13,896	1,365	2017, 2018, 2020, 2021	2017	19
California	(s), (u)	10,167	2,902	13,069	—	17	17	10,167	2,919	13,086	1,095	2017	2017	14
California	(r)	7,492	2,889	10,381	—	433	433	7,492	3,322	10,814	1,088	2017, 2019	2017	15
Colorado	(p)	10,716	70	10,786	—	—	—	10,716	70	10,786	14	2014	2014	39
Illinois	(d)	9,689	420	10,109	18	(5)	13	9,707	415	10,122	138	2016, 2017, 2018	2016	20
California	(t)	9,534	263	9,797	—	2	2	9,534	265	9,799	128	2017	2017	14
California	(u)	6,191	2,772	8,963	—	—	—	6,191	2,772	8,963	823	2017	2017	11
Florida	(s)	2,674	3,565	6,239	—	2,652	2,652	2,674	6,217	8,891	1,287	2017, 2020, 2021	2017	17
South Carolina	(m)	7,919	133	8,052	—	178	178	7,919	311	8,230	48	2015, 2017, 2020	2015	24
California	(s)	4,710	3,317	8,027	—	—	—	4,710	3,317	8,027	701	2017	2017	15
Florida	(q)	6,402	593	6,995	—	269	269	6,402	862	7,264	292	2017, 2019	2017	18
Arkansas	(p)	6,914	287	7,201	16	22	38	6,930	309	7,239	95	2014, 2017, 2018	2014	21
North Carolina	(m)	7,239	—	7,239	(16)	—	(16)	7,223	—	7,223	—		2015	—
South Carolina	(p)	4,679	25	4,704	4	2,375	2,379	4,683	2,400	7,083	577	2020, 2017, 2016, 2015, 2021	2014	28
Mississippi	(p)	6,654	133	6,787	—	3	3	6,654	136	6,790	38	2014, 2015	2014	25
South Dakota	(j)	6,731	—	6,731	—	—	—	6,731	—	6,731	—		2017	—
Illinois	(d)	6,086	—	6,086	11	450	461	6,097	450	6,547	45	2018	2016	40
Georgia	(s)	3,574	2,922	6,496	—	46	46	3,574	2,968	6,542	2,392	2017, 2019	2017	12
Missouri	(e)	6,493	15	6,508	—	—	—	6,493	15	6,508	—		2021	18
Illinois	(d)	6,418	—	6,418	11	—	11	6,429	—	6,429	—		2016	—
Arkansas	(g)	5,924	244	6,168	—	—	—	5,924	244	6,168	80	2015	2015	21
Illinois	(d)	5,493	—	5,493	9	338	347	5,502	338	5,840	178	2017	2016	10
California	(e)	5,442	390	5,832	—	—	—	5,442	390	5,832	4		2021	15
North Carolina	(m)	5,750	—	5,750	4	—	4	5,754	—	5,754	—		2015	—
Arkansas	(q)	5,532	101	5,633	15	46	61	5,547	147	5,694	53	2017, 2019, 2020	2017	14
Colorado	(h)	792	4,731	5,523	1	159	160	793	4,890	5,683	430	2016, 2017, 2019, 2021	2016	21
Colorado		5,455	147	5,602	—	—	—	5,455	147	5,602	2		2021	13
Illinois	(d)	5,453	105	5,558	10	7	17	5,463	112	5,575	24	2016	2016	23
Colorado	(j)	4,156	1,280	5,436	—	(3)	(3)	4,156	1,277	5,433	252	2017	2017	26
Arkansas	(e)	5,169	185	5,354	—	—	—	5,169	185	5,354	69	2017	2017	15
Louisiana	(p)	5,100	52	5,152	—	172	172	5,100	224	5,324	92	2017, 2016, 2015, 2021	2014	17
Illinois	(d)	4,920	4	4,924	8	148	156	4,928	152	5,080	14	2017	2016	50
Arkansas	(p)	4,536	50	4,586	27	81	108	4,563	131	4,694	39	2014, 2017	2014	17
Illinois	(q)	4,575	—	4,575	—	—	—	4,575	—	4,575	—		2017	—
Illinois	(d)	4,522	4	4,526	8	—	8	4,530	4	4,534	2	2016	2016	10
South Carolina	(p)	2,235	—	2,235	661	1,577	2,238	2,896	1,577	4,473	356	2020, 2017, 2016, 2015, 2021	2014	24
California	(l)	2,461	1,974	4,435	—	—	—	2,461	1,974	4,435	451	2017	2017	17
Illinois	(d)	4,350	—	4,350	8	—	8	4,358	—	4,358	—		2016	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2021

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
North Carolina	(m)	4,242	—	4,242	4	—	4	4,246	—	4,246	—		2015	—
Colorado	(p)	3,566	359	3,925	—	96	96	3,566	455	4,021	108	2014, 2017, 2018, 2021	2014	19
North Carolina	(m)	3,864	—	3,864	8	—	8	3,872	—	3,872	—		2015	—
Illinois	(d)	3,821	—	3,821	(2)	—	(2)	3,819	—	3,819	—		2016	—
Georgia	(g)	3,306	368	3,674	—	23	23	3,306	391	3,697	101	2015, 2016, 2017, 2018, 2021	2015	22
Louisiana	(o)	3,612	20	3,632	—	—	—	3,612	20	3,632	—		2021	15
Illinois	(f)	2,981	—	2,981	—	634	634	2,981	634	3,615	249		2014	38
Alabama	(s)	1,719	1,883	3,602	—	(8)	(8)	1,719	1,875	3,594	412	2017	2017	19
Mississippi	(b)	3,471	41	3,512	—	63	63	3,471	104	3,575	19	2015, 2017	2015	35
Illinois	(d)	3,541	—	3,541	6	—	6	3,547	—	3,547	—		2016	—
Illinois		3,149	28	3,177	—	324	324	3,149	352	3,501	43	2016, 2018	2016	28
Illinois	(f)	1,290	—	1,290	—	2,199	2,199	1,290	2,199	3,489	596	2017, 2015, 2011	2007	38
Illinois	(d)	3,470	—	3,470	6	4	10	3,476	4	3,480	2	2016	2016	12
Nebraska	(p)	1,881	55	1,936	1	1,476	1,477	1,882	1,531	3,413	512	2017, 2015, 2012	2012	31
Illinois	(d)	2,997	68	3,065	5	253	258	3,002	321	3,323	165	2018, 2016	2016	17
Illinois	(d)	3,212	—	3,212	6	95	101	3,218	95	3,313	9	2018	2016	40
Illinois	(d)	3,277	—	3,277	5	—	5	3,282	—	3,282	—		2016	—
South Carolina	(b)	1,959	344	2,303	—	970	970	1,959	1,314	3,273	193	2017, 2015, 2021	2015	32
Arkansas	(m)	2,808	184	2,992	88	96	184	2,896	280	3,176	95	2015, 2017, 2018, 2020, 2021	2015	22
Illinois	(q)	3,163	—	3,163	—	—	—	3,163	—	3,163	—		2017	—
Illinois	(d)	3,058	—	3,058	5	—	5	3,063	—	3,063	—		2016	—
Arkansas	(p)	2,985	156	3,141	(96)	8	(88)	2,889	164	3,053	81	2014, 2016	2014	16
Illinois	(d)	3,030	—	3,030	6	—	6	3,036	—	3,036	—		2016	—
Arkansas	(b)	3,264	165	3,429	(590)	191	(399)	2,674	356	3,030	116	2014, 2015, 2016, 2017	2014	27
Colorado	(p)	3,099	—	3,099	(133)	—	(133)	2,966	—	2,966	—		2014	—
Illinois	(d)	2,882	42	2,924	5	—	5	2,887	42	2,929	18	2016	2016	12
Illinois	(d)	2,682	—	2,682	8	204	212	2,690	204	2,894	19	2017	2016	50
Nebraska	(c)	2,601	114	2,715	—	131	131	2,601	245	2,846	35	2015, 2016, 2018, 2019	2015	23
Illinois	(f)	2,573	—	2,573	(1)	236	235	2,572	236	2,808	23	2017	2010	50
Virginia	(m)	2,802	—	2,802	—	—	—	2,802	—	2,802	—		2015	—
North Carolina	(l)	2,768	—	2,768	—	—	—	2,768	—	2,768	—		2018	—
Arkansas	(p)	2,645	40	2,685	21	42	63	2,666	82	2,748	28	2014, 2018, 2019	2014	16
Illinois	(d)	2,718	—	2,718	5	—	5	2,723	—	2,723	—		2016	—
California	(u)	967	1,357	2,324	—	375	375	967	1,732	2,699	410	2017, 2018	2017	21
Illinois		2,661	—	2,661	—	—	—	2,661	—	2,661	—		2021	—
Nebraska	(c)	2,539	78	2,617	—	(23)	(23)	2,539	55	2,594	15	2016	2015	20
Nebraska	(m)	693	1,785	2,478	—	90	90	693	1,875	2,568	395	2014, 2016, 2018, 2019	2014	19
Michigan	(g)	904	1,654	2,558	—	—	—	904	1,654	2,558	459	2015	2015	23
Illinois	(d)	2,542	—	2,542	5	—	5	2,547	—	2,547	—		2016	—
Colorado	(b)	1,995	84	2,079	—	466	466	1,995	550	2,545	160	2018, 2017, 2016	2015	16
Illinois	(j)	2,525	—	2,525	—	—	—	2,525	—	2,525	—		2017	—
Arkansas	(p)	2,262	82	2,344	96	4	100	2,358	86	2,444	22	2014, 2015	2014	27
Illinois	(d)	2,423	—	2,423	5	—	5	2,428	—	2,428	—		2016	—
Nebraska	(c)	2,280	44	2,324	—	95	95	2,280	139	2,419	37	2017, 2016, 2015	2015	30
Illinois	(d)	2,402	—	2,402	4	—	4	2,406	—	2,406	—		2016	—
South Carolina	(p)	1,803	158	1,961	—	422	422	1,803	580	2,383	97	2014, 2015, 2020	2014	26
South Carolina	(j)	1,321	91	1,412	246	721	967	1,567	812	2,379	95	2017, 2018, 2020	2017	31
Colorado	(p)	2,328	—	2,328	—	—	—	2,328	—	2,328	—		2014	—
Arkansas	(p)	2,316	—	2,316	—	3	3	2,316	3	2,319	—		2014	—
Nebraska	(c)	2,316	126	2,442	—	(126)	(126)	2,316	—	2,316	—		2015	—
Colorado		637	1,604	2,241	—	—	—	637	1,604	2,241	430	2017	2017	25
Illinois	(d)	2,015	—	2,015	4	216	220	2,019	216	2,235	20	2016, 2019	2016	29
Illinois	(d)	2,100	—	2,100	4	98	102	2,104	98	2,202	13	2018	2016	40
North Carolina	(l)	2,177	—	2,177	—	—	—	2,177	—	2,177	—		2018	—
Colorado	(b)	1,365	663	2,028	—	101	101	1,365	764	2,129	138	2015	2015	21
Arkansas	(p)	2,014	96	2,110	(8)	—	(8)	2,006	96	2,102	39	2014	2014	22
South Carolina	(l)	1,090	—	1,090	230	776	1,006	1,320	776	2,096	74	2018, 2019	2018	30
Colorado	(m)	1,301	699	2,000	—	70	70	1,301	769	2,070	119	2015, 2016, 2017, 2019	2015	26

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2021

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
South Carolina	(p)	1,568	—	1,568	64	433	497	1,632	433	2,065	84	2015, 2017, 2019	2014	26
Illinois	(f)	1,700	—	1,700	—	346	346	1,700	346	2,046	66	2017	2012	35
Colorado	(p)	1,817	210	2,027	(7)	21	14	1,810	231	2,041	133	2014, 2016, 2021	2014	16
Illinois	(d)	1,996	—	1,996	3	—	3	1,999	—	1,999	—		2016	—
Colorado	(h)	1,760	—	1,760	—	239	239	1,760	239	1,999	40	2017	2016	24
Illinois	(d)	2,103	105	2,208	(226)	—	(226)	1,877	105	1,982	24	2016	2016	25
Illinois	(d)	1,972	—	1,972	3	—	3	1,975	—	1,975	—		2016	—
Illinois	(d)	1,956	—	1,956	4	—	4	1,960	—	1,960	—		2016	—
Illinois	(d)	1,945	—	1,945	4	—	4	1,949	—	1,949	—		2016	—
Illinois	(h)	1,905	—	1,905	—	—	—	1,905	—	1,905	—		2016	—
Colorado	(m)	1,622	—	1,622	—	271	271	1,622	271	1,893	14	2020	2019	28
Colorado	(p)	1,079	812	1,891	—	—	—	1,079	812	1,891	127	2014	2014	31
Illinois	(d)	1,859	—	1,859	4	—	4	1,863	—	1,863	—		2016	—
Illinois	(d)	1,853	—	1,853	3	—	3	1,856	—	1,856	—		2016	—
Illinois	(q)	1,825	—	1,825	—	—	—	1,825	—	1,825	—		2018	—
Illinois	(d)	1,693	—	1,693	3	109	112	1,696	109	1,805	10	2017	2016	50
Illinois	(d)	1,769	—	1,769	3	—	3	1,772	—	1,772	—		2016	—
North Carolina	(m)	1,770	—	1,770	—	—	—	1,770	—	1,770	—		2015	—
Illinois	(f)	1,750	—	1,750	—	—	—	1,750	—	1,750	—		2009	—
Illinois	(q)	1,735	—	1,735	—	—	—	1,735	—	1,735	—		2017	—
Illinois	(d)	1,731	—	1,731	3	—	3	1,734	—	1,734	—		2016	—
Illinois	(d)	1,643	88	1,731	3	—	3	1,646	88	1,734	22	2016	2016	23
Nebraska	(p)	1,610	32	1,642	(2)	81	79	1,608	113	1,721	28	2014, 2015	2014	28
Illinois	(d)	1,718	—	1,718	3	—	3	1,721	—	1,721	—		2016	—
Illinois	(d)	1,614	94	1,708	3	—	3	1,617	94	1,711	24	2016	2016	23
Nebraska	(p)	1,639	46	1,685	(2)	10	8	1,637	56	1,693	14	2014, 2015	2014	31
Colorado	(p)	1,305	376	1,681	—	10	10	1,305	386	1,691	270	2014, 2016	2014	16
Illinois	(d)	1,675	4	1,679	3	(4)	(1)	1,678	—	1,678	—		2016	—
Michigan	(g)	779	851	1,630	—	39	39	779	890	1,669	377	2016, 2019	2016	19
South Carolina	(m)	1,303	225	1,528	—	134	134	1,303	359	1,662	66	2016, 2017, 2020	2016	34
South Carolina	(p)	1,078	—	1,078	29	548	577	1,107	548	1,655	110	2015, 2017	2014	30
Illinois	(d)	1,523	—	1,523	3	126	129	1,526	126	1,652	12	2017	2016	50
Nebraska	(c)	1,314	65	1,379	—	267	267	1,314	332	1,646	97	2015, 2021	2015	21
Illinois	(d)	1,620	—	1,620	3	—	3	1,623	—	1,623	—		2016	—
Nebraska	(p)	1,539	—	1,539	—	70	70	1,539	70	1,609	13	2015	2012	45
Illinois	(d)	1,603	—	1,603	3	—	3	1,606	—	1,606	—		2016	—
Illinois	(d)	1,588	—	1,588	3	—	3	1,591	—	1,591	—		2016	—
Georgia	(h)	1,330	72	1,402	—	180	180	1,330	252	1,582	45	2016, 2019	2016	20
Nebraska	(b)	1,244	69	1,313	—	269	269	1,244	338	1,582	62	2014, 2015	2014	22
Illinois	(f)	1,423	60	1,483	—	68	68	1,423	128	1,551	85	2013	2007	27
Colorado	(p)	1,353	184	1,537	—	—	—	1,353	184	1,537	169	2014	2014	9
Illinois	(p)	1,500	—	1,500	—	26	26	1,500	26	1,526	3	2015	2008	50
Kansas	(g)	1,915	—	1,915	(395)	—	(395)	1,520	—	1,520	—		2015	—
Illinois		1,496	—	1,496	—	—	—	1,496	—	1,496	—		2021	—
Illinois	(d)	1,481	—	1,481	3	—	3	1,484	—	1,484	—		2016	—
Illinois	(q)	1,471	—	1,471	—	—	—	1,471	—	1,471	—		2018	—
Illinois	(d)	1,435	—	1,435	3	—	3	1,438	—	1,438	—		2016	—
Illinois		1,437	—	1,437	—	—	—	1,437	—	1,437	—		2021	—
South Carolina	(j)	1,032	170	1,202	13	218	231	1,045	388	1,433	63	2017, 2018	2017	21
Illinois	(m)	1,403	—	1,403	—	—	—	1,403	—	1,403	—		2019	—
Nebraska	(b)	1,100	28	1,128	—	248	248	1,100	276	1,376	37	2014, 2015, 2018	2014	22
Nebraska	(l)	1,149	—	1,149	—	202	202	1,149	202	1,351	23	2018	2018	22
Illinois	(d)	1,229	—	1,229	2	116	118	1,231	116	1,347	11	2018	2016	40
Nebraska	(c)	1,346	34	1,380	—	(34)	(34)	1,346	—	1,346	—		2015	—
Illinois	(d)	1,320	—	1,320	2	—	2	1,322	—	1,322	—		2016	—
Nebraska	(g)	1,232	56	1,288	31	—	31	1,263	56	1,319	12	2015	2015	24
Nebraska	(c)	1,279	23	1,302	—	6	6	1,279	29	1,308	16	2015, 2017	2015	15
Colorado	(p)	1,238	—	1,238	45	—	45	1,283	—	1,283	33		2014	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2021

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Nebraska	(c)	1,242	37	1,279	—	(5)	(5)	1,242	32	1,274	7	2015	2015	23
Illinois	(d)	1,259	—	1,259	2	—	2	1,261	—	1,261	—		2016	—
Illinois	(b)	1,120	—	1,120	—	138	138	1,120	138	1,258	16	2016	2008	50
Illinois	(d)	1,254	—	1,254	2	—	2	1,256	—	1,256	—		2016	—
Colorado	(p)	1,030	170	1,200	—	31	31	1,030	201	1,231	175	2014, 2016, 2017	2014	14
Illinois	(d)	1,219	—	1,219	2	—	2	1,221	—	1,221	—		2016	—
Illinois	(p)	1,147	—	1,147	—	60	60	1,147	60	1,207	7	2016	2013	50
Illinois	(f)	1,003	—	1,003	—	198	198	1,003	198	1,201	64	2015, 2017	2008	40
Nebraska	(c)	1,077	33	1,110	—	80	80	1,077	113	1,190	14	2015	2015	23
Colorado	(p)	579	513	1,092	65	18	83	644	531	1,175	355	2014, 2015, 2016	2014	19
Illinois	(d)	1,171	—	1,171	2	—	2	1,173	—	1,173	—		2016	—
Illinois	(d)	1,126	44	1,170	2	—	2	1,128	44	1,172	8	2016	2016	31
Illinois	(d)	1,130	35	1,165	2	—	2	1,132	35	1,167	12	2016	2016	23
North Carolina	(l)	1,161	—	1,161	—	—	—	1,161	—	1,161	—		2018	—
Illinois	(d)	1,439	—	1,439	(279)	—	(279)	1,160	—	1,160	—		2016	—
Illinois	(d)	1,115	28	1,143	2	9	11	1,117	37	1,154	11	2016, 2018	2016	18
Nebraska	(f)	1,109	40	1,149	—	—	—	1,109	40	1,149	18	2012	2012	20
Nebraska	(c)	1,136	11	1,147	—	—	—	1,136	11	1,147	11	2015	2015	—
Illinois	(d)	1,075	—	1,075	2	70	72	1,077	70	1,147	7	2018	2016	40
Colorado	(p)	747	393	1,140	—	—	—	747	393	1,140	82	2014	2014	26
Illinois	(d)	1,119	—	1,119	2	—	2	1,121	—	1,121	—		2016	—
Colorado	(p)	773	323	1,096	—	24	24	773	347	1,120	82	2014, 2021	2014	21
Colorado	(p)	1,128	68	1,196	(45)	(32)	(77)	1,083	36	1,119	3		2014	—
Colorado	(p)	1,105	—	1,105	—	—	—	1,105	—	1,105	—		2014	—
Illinois	(d)	1,063	27	1,090	2	—	2	1,065	27	1,092	14	2016	2016	23
Illinois	(d)	1,080	—	1,080	2	—	2	1,082	—	1,082	—		2016	—
Illinois	(d)	989	—	989	2	77	79	991	77	1,068	8	2018	2016	40
Nebraska	(g)	848	197	1,045	—	22	22	848	219	1,067	64	2014, 2015, 2017	2014	25
Colorado	(p)	554	443	997	(3)	70	67	551	513	1,064	88	2014, 2015, 2017	2014	28
Illinois	(d)	1,058	—	1,058	2	—	2	1,060	—	1,060	—		2016	—
Illinois	(d)	995	—	995	2	58	60	997	58	1,055	5	2017	2016	50
Nebraska	(p)	994	20	1,014	(2)	41	39	992	61	1,053	19	2014, 2015	2014	27
Illinois	(p)	801	97	898	—	152	152	801	249	1,050	45	2016	2004, 2006, 2016	50
Colorado	(f)	819	94	913	—	113	113	819	207	1,026	108	2014, 2017, 2018	2010	18
Colorado	(m)	809	141	950	—	64	64	809	205	1,014	48	2015	2015	31
Illinois	(d)	1,005	—	1,005	2	—	2	1,007	—	1,007	—		2016	—
Florida		935	67	1,002	—	—	—	935	67	1,002	3		2021	15
Georgia	(g)	795	65	860	31	105	136	826	170	996	30	2016, 2017	2016	31
Illinois	(d)	950	40	990	2	—	2	952	40	992	7	2016	2016	32
Illinois	(d)	980	—	980	2	—	2	982	—	982	—		2016	—
Illinois	(d)	975	—	975	2	—	2	977	—	977	—		2016	—
Illinois	(d)	972	—	972	2	—	2	974	—	974	—		2016	—
Illinois	(d)	968	—	968	2	—	2	970	—	970	—		2016	—
Georgia	(m)	756	202	958	(1)	9	8	755	211	966	33	2016, 2021	2016	32
Illinois	(d)	844	—	844	2	112	114	846	112	958	6	2019	2016	30
Illinois	(f)	923	53	976	—	(29)	(29)	923	24	947	5	2011	2011	50
Kansas	(p)	805	178	983	(38)	—	(38)	767	178	945	133	2014	2014	14
Illinois	(d)	939	—	939	1	—	1	940	—	940	—		2016	—
Illinois	(p)	902	34	936	—	—	—	902	34	936	24	2008	2008	21
Illinois	(d)	800	130	930	2	—	2	802	130	932	26	2016	2016	27
Illinois	(d)	845	63	908	2	—	2	847	63	910	19	2016	2016	22
Colorado	(p)	481	373	854	46	2	48	527	375	902	261	2014, 2016	2014	17
Illinois	(d)	855	55	910	1	(12)	(11)	856	43	899	9	2016	2016	28
Illinois	(d)	879	—	879	2	4	6	881	4	885	1	2016	2016	20
Illinois	(m)	866	18	884	—	—	—	866	18	884	1	2020	2020	48
Illinois	(g)	815	—	815	—	60	60	815	60	875	6	2017	2015	50
Georgia	(h)	718	144	862	—	10	10	718	154	872	34	2016	2016	25
Illinois	(d)	864	—	864	1	—	1	865	—	865	—		2016	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2021

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Adjustments		—	—	—	—	—	—	—	110	110	207
Other	(v)	50,383	2,046	52,429	579	1,288	1,867	50,958	3,298	54,256	760

Totals		$ 941,108	$ 108,814	$ 1,049,922	$ 4,847	$ 37,925	$ 42,772	$ 945,951	$ 146,813	$ 1,092,764	$ 38,303

(b)	Properties denoted with (b) are part of a collateral pool for the $13.8 million Farmer Mac Bond #6.	Farmer Mac Bond #6	$ 13,827
(c)	Properties denoted with (c) are part of a collateral pool for the $11.2 million Farmer Mac Bond #7.	Farmer Mac Bond #7	11,160
(d)	Properties denoted with (d) are part of a collateral pool for the $83.2 million MetLife Term Loan #1.	MetLife Term Loan #1	83,206
(e)	Properties denoted with (e) are part of a collateral pool for the $16.0 million MetLife Term Loan #2.	MetLife Term Loan #2	16,000
(f)	Properties denoted with (f) are part of a collateral pool for the $16.8 million MetLife Term Loan #3.	MetLife Term Loan #3	16,800
(g)	Properties denoted with (g) are part of a collateral pool for the $13.0 million MetLife Term Loan #4.	MetLife Term Loan #4	13,017
(h)	Properties denoted with (h) are part of a collateral pool for the $6.8 million MetLife Term Loan #5.	MetLife Term Loan #5	6,779
(i)	Properties denoted with (i) are part of a collateral pool for the $27.2 million MetLife Term Loan #6.	MetLife Term Loan #6	27,158
(j)	Properties denoted with (j) are part of a collateral pool for the $16.2 million MetLife Term Loan #7.	MetLife Term Loan #7	16,198
(k)	Properties denoted with (k) are part of a collateral pool for the $44.0 million MetLife Term Loan #8.	MetLife Term Loan #8	44,000
(l)	Properties denoted with (l) are part of a collateral pool for the $16.8 million MetLife Term Loan #9.	MetLife Term Loan #9	16,800
(m)	Properties denoted with (m) are part of a collateral pool for the $49.9 million MetLife Term Loan #10.	MetLife Term Loan #10	49,874
(n)	Properties denoted with (n) are part of a collateral pool for the $12.8 million MetLife Term Loan #11.	MetLife Term Loan #11	12,750
(o)	Properties denoted with (o) are part of a collateral pool for the $14.4 million MetLife Term Loan #12.	MetLife Term Loan #12	14,359
(p)	Properties denoted with (p) are part of a collateral pool for the $59.5 million Rabobank.	Rabobank	59,500
(q)	Properties denoted with (q) are part of a collateral pool for the $17.0 million Rutledge Note Payable #1.	Rutledge Note Payable #1	17,000
(r)	Properties denoted with (r) are part of a collateral pool for the $25.0 million Rutledge Note Payable #2.	Rutledge Note Payable #2	25,000
(s)	Properties denoted with (s) are part of a collateral pool for the $25.0 million Rutledge Note Payable #3.	Rutledge Note Payable #3	25,000
(t)	Properties denoted with (t) are part of a collateral pool for the $15.0 million Rutledge Note Payable #4.	Rutledge Note Payable #4	15,000
(u)	Properties denoted with (u) are part of a collateral pool for the $30.0 million Rutledge Note Payable #5.	Rutledge Note Payable #5	30,000
			$ 513,428

(v)

Other category is comprised of 108 farms in 9 states that on an aggregate basis make up less than 5% of gross total land plus improvements as of December 31, 2021. Approximately $3.3 million is part of a collateral pool for Farmer Mac Bond #6, $0.5 million is part of a collateral pool for Farmer Mac Bond #7, $20.3 million is part of a collateral pool for Met Life Bond #1, $6.6 million is part of a collateral pool for Met Life Bond #3, $5.8 million is part of a collateral pool for Met Life Bond #4, $1.6 million is part of a collateral pool for Met Life Bond #5, $2.0 million is part of a collateral pool for Met Life Bond #7, $2.0 million is part of a collateral pool for Met Life Bond #9, $0.6 million is part of a collateral pool for MetLife Bond #10, $6.0 million is part of a collateral pool for Rabo Agrifinance Note and $4.1 million is part of a collateral pool for Rutledge Credit Facility #1.

(w)	all of the above properties listed in Schedule III are farms.
(x)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $0.95 billion as of December 31, 2021.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(in thousands)

	Years ended December 31,
	2021	2020
Real Estate:
Balance at beginning of year	$1,076,420	$1,087,767
Additions during period
Additions through construction of improvements	2,008	5,316
Disposition of property and improvements	(65,679)	(18,069)
Acquisitions through business combinations and/or asset acquisitions	79,944	1,406
Balance at end of year	$1,092,693	$1,076,420

Accumulated Depreciation:
Balance at beginning of year	$32,602	$25,223
Disposition of improvements	(1,977)	(521)
Additions charged to costs and expenses	7,629	7,900
Balance at end of year	$38,254	$32,602

Real Estate balance per schedule	$1,092,693	$1,076,420
Construction in progress	10,647	9,283
Other non-real estate	71	71
Balance per consolidated balance sheet	$1,103,411	$1,085,774

Accumulated depreciation per schedule	$38,254	$32,602
Other non-real estate	49	52
Balance per consolidated balance sheet	$38,303	$32,654