Form 10-Q
period 2022-03-31
Farmland Partners Inc.
filed 2022-05-05
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, 50,067,105 shares of the Registrant’s common stock (51,424,444 on a fully diluted basis, including 1,357,339 Common Units of limited partnership interests in the registrant’s operating partnership) held by non-affiliates of the registrant were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2022 (Unaudited) and December 31, 2021

(in thousands, except par value and share data)

	March 31,	December 31,
	2022	2021
ASSETS
Land, at cost	$949,738	$945,951
Grain facilities	10,833	10,754
Groundwater	12,602	10,214
Irrigation improvements	52,886	52,693
Drainage improvements	12,568	12,606
Permanent plantings	53,698	53,698
Other	6,845	6,848
Construction in progress	12,445	10,647
Real estate, at cost	1,111,615	1,103,411
Less accumulated depreciation	(39,956)	(38,303)
Total real estate, net	1,071,659	1,065,108
Deposits	1,776	58
Cash	16,102	30,171
Assets held for sale	407	530
Notes and interest receivable, net	7,488	6,112
Right of use asset	443	107
Deferred offering costs	23	40
Accounts receivable, net	3,104	4,900
Derivative asset	259	—
Inventory	2,973	3,059
Equity method investments	3,435	3,427
Intangible assets, net	1,913	1,915
Goodwill	2,706	2,706
Prepaid and other assets	2,778	3,392
TOTAL ASSETS	$1,115,066	$1,121,525

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$462,836	$511,323
Lease liability	443	107
Dividends payable	2,496	2,342
Derivative liability	—	785
Accrued interest	3,120	3,011
Accrued property taxes	2,337	1,762
Deferred revenue	7,926	45
Accrued expenses	8,331	9,564
Total liabilities	487,489	528,939

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	117,878	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 48,518,993 shares issued and outstanding at March 31, 2022, and 45,474,145 shares issued and outstanding at December 31, 2020	474	444
Additional paid in capital	562,717	524,183
Retained deficit	(4,511)	(4,739)
Cumulative dividends	(64,281)	(61,853)
Other comprehensive income	1,386	279
Non-controlling interests in operating partnership	13,914	13,762
Total equity	509,699	472,076

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,115,066	$1,121,525

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2022	2021
OPERATING REVENUES:
Rental income	$9,547	$10,259
Tenant reimbursements	778	938
Crop sales	695	216
Other revenue	2,870	162
Total operating revenues	13,890	11,575

OPERATING EXPENSES
Depreciation, depletion and amortization	1,751	1,935
Property operating expenses	1,955	1,931
Cost of goods sold	1,439	250
Acquisition and due diligence costs	63	—
General and administrative expenses	3,103	1,617
Legal and accounting	1,256	2,742
Other operating expenses	3	2
Total operating expenses	9,570	8,477
OPERATING INCOME	4,320	3,098

OTHER (INCOME) EXPENSE:
Other (income) expense	21	(43)
Income from equity method investment	(7)	—
Gain on disposition of assets	(660)	(3,392)
Interest expense	3,827	4,056
Total other expense	3,181	621

Net income before income tax expense	1,139	2,477

Income tax expense	—	—

NET INCOME	1,139	2,477

Net income attributable to non-controlling interests in operating partnership	(33)	(117)

Net income attributable to the Company	1,106	2,360

Nonforfeitable distributions allocated to unvested restricted shares	(15)	(14)
Distributions on Series A Preferred Units and Series B Preferred Stock	(878)	(3,064)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$213	$(718)

Basic and diluted per common share data:
Basic net loss available to common stockholders	$0.00	$(0.02)
Diluted net loss available to common stockholders	$0.00	$(0.02)
Basic weighted average common shares outstanding	45,781	30,418
Diluted weighted average common shares outstanding	45,781	30,418
Dividends declared per common share	$0.05	$0.05

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2022 and 2021

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$1,139	$2,477
Amortization of OCI	172	293
Net change associated with current period hedging activities	935	1,208
Comprehensive income	2,246	3,978
Comprehensive loss attributable to non-controlling interests	(33)	(117)
Net income attributable to Farmland Partners Inc.	$2,213	$3,861

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2022 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076
Net income	—	—	—	1,106	—	—	33	1,139
Issuance of stock	2,913	29	38,264	—	—	—	—	38,293
Grant of unvested restricted stock	147	1	—	—	—	—	—	1
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(14)	—	(185)	—	—	—	—	(185)
Stock-based compensation	—	—	642	—	—	—	—	642
Dividends accrued or paid	—	—	—	(878)	(2,428)	—	(68)	(3,374)
Net change associated with current period hedging transactions	—	—	—	—	—	1,107	—	1,107
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(187)	—	—	—	187	—
Balance at March 31, 2022	48,519	$474	$562,717	$(4,511)	$(64,281)	$1,386	$13,914	$509,699

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2021 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income (Loss)	Partnership	Equity
Balance at December 31, 2020	30,571	$297	$345,870	$1,037	$(54,751)	$(2,380)	$15,841	$305,914
Net income	—	—	—	2,360	—	—	117	2,477
Grant of unvested restricted stock	113	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	251	—	—	—	—	251
Dividends accrued or paid	—	—	—	(3,065)	(1,540)	—	(74)	(4,679)
Conversion of common units to shares of common stock	159	1	1,697	—	—	—	(1,698)	—
Net change associated with current period hedging transactions	—	—	—	—	—	1,501	—	1,501
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	38	—	—	—	(38)	—
Balance at March 31, 2021	30,840	$298	$347,856	$332	$(56,291)	$(879)	$14,148	$305,464

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,139	$2,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,751	1,935
Amortization of deferred financing fees and discounts/premiums on debt	82	76
Amortization of net origination fees related to notes receivable	(5)	—
Stock-based compensation	642	251
(Gain) on disposition of assets	(660)	(3,392)
Income from equity method investment	(7)	—
Bad debt expense	12	—
Amortization of dedesignated interest rate swap	317	293
Loss on Early Extinguishment of Debt	27	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	1,628	1,045
(Increase) Decrease in interest receivable	(73)	(13)
(Increase) Decrease in other assets	(1,091)	268
(Increase) Decrease in inventory	86	13
Increase (Decrease) in accrued interest	72	(233)
Increase (Decrease) in accrued expenses	(2,068)	557
Increase (Decrease) in deferred revenue	7,881	7,622
Increase (Decrease) in accrued property taxes	576	507
Net cash provided by operating activities	10,309	11,406

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(7,980)	(2,933)
Real estate and other improvements	(964)	(539)
Principal receipts on notes receivable	6	5
Origination fees on notes receivable	60	—
Issuance of note receivable	(3,500)	—
Proceeds from sale of property	4,559	28,486
Net cash provided by (used in) investing activities	(7,819)	25,019

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	112,000	—
Repayments on mortgage notes payable	(160,384)	(19,976)
Proceeds from ATM offering	38,274	—
Issuance of stock	19	—
Participating preferred stock repurchased	—	(214)
Payment of debt issuance costs	(212)	—
Payment of swap fees	(219)	(73)
Dividends on common stock	(2,274)	(1,530)
Shares withheld for income taxes on vesting of equity-based compensation	(185)	—
Distribution on Series A preferred units	(3,510)	(3,510)
Distribution on Series B participating preferred stock	—	(2,187)
Distributions to non-controlling interests in operating partnership, common	(68)	(82)
Net cash used in financing activities	(16,559)	(27,572)

NET INCREASE (DECREASE) IN CASH	(14,069)	8,853
CASH, BEGINNING OF PERIOD	30,171	27,217
CASH, END OF PERIOD	$16,102	$36,070

Cash paid during period for interest	$3,412	$3,828
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2022 and 2021

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$2,428	$1,542
Dividend payable, common units	$68	$74
Distributions payable, Series A preferred units	$878	$878
Convertible notes receivable	$—	$2,417
Additions to real estate improvements included in accrued expenses	$1,000	$453
Repayments on mortgage notes payable from dispositions	$—	$13,577
Swap fees payable included in accrued interest	$36	$36
Prepaid property tax liability acquired in acquisitions	$11	$—
Deferred offering costs amortized through equity in the period	$26	$—
Right of Use Asset	$443	$58
Lease Liability	$443	$58
Non-cash conversion of notes receivable to real estate	$2,135	$—

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of March 31, 2022

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013.  All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership.  As of March 31, 2022, FPI owned a 97.1% interest in the Operating Partnership.  See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of March 31, 2022, the Operating Partnership owns a 9.97% equity interest in an unconsolidated equity method investment that holds 10 properties (see “Note 1, Convertible Notes Receivable”, “Note 1, Equity Method Investments”, and “Note 4 – Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of March 31, 2022, the Company owned a portfolio of approximately 160,700 acres which are consolidated in these financial statements.  In addition, the Company serves as property manager over approximately 25,000 acres.

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

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services the TRS.  As of March 31, 2022, the TRS performed direct farming operations on 2,973 acres of farmland owned by the Company located in California and Michigan.

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

Interim Financial Information

The information in the Company’s consolidated financial statements for the three months ended March 31, 2022 and 2021 is unaudited.  The accompanying financial statements for the three months ended March 31, 2022 and 2021 include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of actual operating results for the entire year ending December 31, 2022.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates, including the impacts of the ongoing coronavirus (“COVID-19”) pandemic and the war in Ukraine, and their effects on the domestic and global economies. We are unable to quantify the ultimate impact of these factors on our business.

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

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three months ended March 31, 2022 and 2021, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Using information available at the time of a business combination, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities.  During the measurement period, which may be up to one year from the acquisition date when incomplete information exists as of the respective reporting date, the Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

Real Estate Sales

The Company recognizes gains from the sales of real estate assets, generally at the time the title is transferred and consideration is received.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit, and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs. We also have an effective shelf registration statement with approximately $200 million of capacity pursuant to which we could issue additional equity or debt securities, and during three months ended March 31, 2022, we raised $38.3 million of equity capital from our At-the-Market Equity Offering Program (the “ATM Program”).

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of December 31, 2021 and March 31, 2022, the Company had issued five and five notes, respectively, under the Company’s loan program (the “FPI Loan Program”) and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Notes Receivable.”

Convertible Notes Receivable

On January 20, 2021, the Company entered into property sale and long-term management agreements with the Promised Land Opportunity Zone Farms I, LLC (the "OZ Fund"), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States ("QOZs"), as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”), resulting in a gain on disposition of assets totaling $2.4 million. The OZ Convertible Notes had an interest rate of 1.35% and an aggregate principal balance of $2.4 million. On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, into membership interests in the OZ Fund, in accordance with the terms of the OZ Convertible Notes. The value of the conversion was $2.4 million and the Company’s membership interests in the OZ Fund were approximately 7.6% upon conversion and increased to 9.97% as of March 31, 2022 after subsequent capital contributions. Please refer to “Note 4 – Related Party Transactions.” The OZ Fund has the option to purchase additional properties from the Company.

Allowance for Notes and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of March 31, 2022, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of March 31, 2022 and December 31, 2021. An allowance for doubtful accounts is recorded on the Consolidated Statement of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

The costs of growing crops on farms under direct operations are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop sold was $1.4 million and $0.3 million, respectively, for the three months ended March 31, 2022 and 2021.

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

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of March 31, 2022 and December 31, 2021, inventory consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Harvested crop	$—	$164
Growing crop	2,973	2,895
	$2,973	$3,059

Equity Method Investments

As partial consideration for certain transactions with the OZ Fund, the Company received the OZ Convertible Notes, which on July 16, 2021, were converted into a 7.6% equity interest upon conversion and increased to 9.97% as of March 31, 2022 after subsequent capital contributions of $1.0 million. As of March 31, 2022, the aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $3.4 million. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund (the “Fund Agreement”). Under the Fund Agreement, the Manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Company’s capital contributions are capped at $20.0 million.

Under the Fund Agreement, any available cash, after the allowance for the payment of all obligations, operating expenses and capital improvements, is distributed to the members at least annually. For each fiscal year, net income or loss is allocated to the members pro rata in accordance with their percentage interest.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values as of date of acquisition, with any difference recorded as goodwill. Management engages an independent valuation specialist, as applicable, to assist with the determination of fair value of the assets acquired, liabilities assumed, and resulting goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, the Company will record any measurement period adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date. An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. Acquisition and due diligence costs that arise as a result of a business combination are expensed as incurred.

On November 15, 2021, we acquired 100% of the membership interests of Murray Wise Associates, LLC (“MWA”), an agricultural asset management, brokerage and auction company, for total transaction value of $8.1 million, comprised of $5.3 million of consideration paid at closing, net of $2.8 million of closing adjustments. The consideration paid at closing was comprised of $2.2 million in cash and $3.1 million in shares of our common stock. The primary reason for the acquisition was to increase the Company’s breadth of activities in the farmland sector, while adding additional sources of revenue and market insight without raising public equity. As a result of the acquisition, MWA became a wholly owned subsidiary of the TRS. The Company issued an aggregate of 248,734 shares of common stock at a price of $12.61 per share in connection with the closing of the acquisition. Two-thirds of the shares of issued are subject to forfeiture to the extent necessary to satisfy potential indemnification claims for a period of six months following the closing. In addition, the Company agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares issued as consideration for the acquisition within six months after the closing date. The Company has entered into an incentive compensation agreement providing for the issuance of up to $3.0 million in shares of common stock for the benefit of current and prospective MWA employees aside from Murray Wise, who was appointed to our Board of Directors in connection with the closing of the acquisition, the receipt of which is tied to achieving certain profitability and asset-under-management objectives within three years following the closing of the transaction. Stock-based compensation expense related to these awards will be recognized ratably over the same three-year period to which it relates.

The Company recorded goodwill of $2.7 million, trade names and trademarks of $1.9 million, and customer relationships of $0.1 million, as part of the purchase of MWA.  Goodwill represents the difference between the purchase consideration and the net assets acquired, including identifiable intangible assets.  The factors giving rise to goodwill are primarily related to (a) entry into new lines of business which are complimentary to FPI’s existing business operations, and (b) acquired workforce-in-place, including Murray Wise, who has extensive experience in the industry, and became a member of our Board of Directors in connection with the closing of the transaction, as described above.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the three months ended March 31, 2022, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization.  Customer relationships are subject to amortization and are amortized over a period of 12 years. During the three months ended March 31, 2022, the Company recorded amortization of customer relationships of less than $0.1 million.

Fair Value

The Company is required to disclose fair value as further explained in “Note 6 – Notes Receivable”, “Note 7 – Mortgage Notes, Lines of Credit and Bonds Payable” and “Note 10 – Hedge Accounting”. FASB ASC 820-10 establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Hedge Accounting

ASC 815 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of operations during the reporting period.

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its funding. The Company may also use interest rate derivative financial instruments, namely interest rate swaps.

The Company may enter into marketing contracts to sell commodities. Derivatives and hedge accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempt from derivative accounting if designated as normal purchase or normal sales. The Company evaluates all contracts at inception to determine if they are derivatives and if they meet the normal purchase and normal sale designation requirements.

The Company has in place one interest rate swap agreement with Rabobank to add stability to interest expense and to manage its exposure to interest rate movements. This agreement qualifies as a cash flow hedge and is actively evaluated for ongoing effectiveness (see Note 10 – “Hedge Accounting”). The entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

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

New or Revised Accounting Standards

Recently adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the method and timing of the recognition of credit losses on financial assets. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. This credit loss standard is required to be applied using a modified-retrospective approach and requires a cumulative-effect adjustment to retained earnings be recorded as of the date of adoption. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The Company adopted the new standard on January 1, 2020. The adoption of the standard did not have a material impact on its financial position or results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. We refer to this transition as “reference rate reform.”

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

Note 2—Revenue Recognition

Fixed rent: The majority of the Company’s leases provide for rent payments on an entirely or partially fixed basis. For the majority of its fixed farm rent leases, the Company receives at least 50% of the annual lease payment from tenants before crops are planted, generally during the first quarter of the year, with the remaining 50% of the lease payment due in the second half of the year generally after the crops are harvested.  Rental income is recorded on a straight-line basis over the lease term. The lease term generally includes periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods.  Payments received in advance are included in deferred revenue until they are earned.

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

Crop sales: The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the three months ended March 31, 2022 and 2021 were $0.7 million and $0.2 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, property management income, and proceeds from litigation settlement. Crop insurance proceeds are recognized when the amount is determinable and collectible. Revenue is recognized for auction and brokerage fees upon completion of the Company’s performance obligations. Typically, the consideration for auction and brokerage services rendered are received on the date of completion. Property management revenue is recognized as ratably on a straight-line basis over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties.  Interest income is recognized on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021.

Leases in place as of March 31, 2022 have terms ranging from one to 40 years, though, most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2022 and December 31, 2021, the Company had $7.93 million and $0.05 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized during the three months ended March 31, 2022 and 2021:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2022	2021
Leases in effect at the beginning of the year	$7,754	$9,471
Leases entered into during the year	1,793	788
	$9,547	$10,259

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of March 31, 2022, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2022 and each of the next four years and thereafter as of March 31, 2022 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2022 (remaining nine months)	$24,982
2023	21,653
2024	13,884
2025	4,870
2026	3,640
Thereafter	32,141
$101,170

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2022, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Historically, and in the future, if a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there would be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2022 and 2021, and the fixed and variable rent recorded by the Company for the three months ended March 31, 2022 and 2021 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm (2)	2022	2021	2022	2021
Corn Belt	27.7%	28.8%	37.2%	33.6%
Delta and South	20.5%	16.1%	17.1%	11.2%
High Plains	19.2%	19.8%	7.9%	6.2%
Southeast	25.3%	27.5%	21.2%	21.4%
West Coast	7.3%	7.8%	16.6%	27.6%
	100.0%	100.0%	100.0%	100.0%
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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Chairman and Chief Executive Officer.  The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.03 million and $0.04 million during the three months ended March 31, 2022 and 2021, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund.  The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas Heneghan, one of the Company's independent directors. Mr. Heneghan has an indirect investment in the OZ Fund. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”), resulting in a gain on disposition of assets totaling $2.4 million. On July 16, 2021, the OZ Convertible Notes were converted into a 7.6% equity interest in the OZ Fund. As of March 31, 2022, the Company had a 9.97% interest in the OZ Fund.  Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter if the gross book value is less than $50 million or (ii) 0.2000% times gross book value per quarter if the gross book value is $50 million or more.  The Company earned management fees of $0.10 million and $0.01 million, respectively, during the three months ended March 31, 2022 and 2021.

Note 5—Real Estate

During the three months ended March 31, 2022, the Company completed four acquisitions, consisting of four properties, in the Corn Belt region Aggregate consideration for these acquisitions totaled $8.0 million and was comprised entirely of cash. No intangible assets were acquired through these acquisitions.

During the three months ended March 31, 2021, the Company completed two acquisitions, consisting of two properties, in the Corn Belt region. Aggregate cash consideration for these acquisitions totaled $2.9 million. No intangible assets were acquired through these acquisitions.

During the three months ended March 31, 2022, the Company completed two dispositions consisting of two properties in the Corn Belt region. The Company received cash consideration for these dispositions totaling $4.6 million and recognized an aggregate gain on sale of $0.7 million.

During the three months ended March 31, 2021, the Company completed six dispositions consisting of fourteen properties in the Corn Belt, West Coast, Southeast, and Delta and South regions. The Company received cash consideration for these dispositions totaling $28.5 million and $2.4 million of convertible notes receivable, (which were subsequently converted to membership interests in the OZ Fund on July 16, 2021), and recognized an aggregate gain on sale of $3.4 million.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimate of expected credit losses on its notes receivable principal balance is $0.0 million as of March 31, 2022 and December 31, 2021. The Company recorded credit loss expense related to interest receivables of $0.00 million and $0.00 million during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	March 31, 2022	December 31, 2021	Date
Mortgage Note (1)	Principal & interest due at maturity	$217	$223	12/7/2028
Mortgage Note (1)	Principal due at maturity & interest due monthly	—	2,135	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,571	1,571	6/23/2023
Mortgage Note (3)	Principal due at maturity & interest due semi-annually	2,100	2,100	8/18/2023
Mortgage Note (4)	Principal due at maturity & interest due quarterly	1,000	—	11/28/2022
Mortgage Note (4)	Principal due at maturity & interest due quarterly	2,500	—	3/3/2025
Total outstanding principal		7,388	6,029
Interest receivable (net prepaid interest and points)		100	83
Provision for interest receivable		—	—
Total notes and interest receivable		$7,488	$6,112
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes included mortgages on two additional properties in Colorado that included repurchase options for the properties at a fixed price that were exercisable by the buyer between the third and fifth anniversary of the issuance of the notes and expired on March 16, 2022 unexercised. Upon expiration of the repurchase options, the properties are no longer accounted for as financing transactions and became owned by the Company. They are included in real estate on the accompanying consolidated balance sheets based on the net unpaid note balances.
(2)	On July 27, 2021, the Company entered into a loan secured against farmland.
(3)	On August 18, 2021, the Company entered into a loan secured against farmland and farm equipment, which was repaid in full subsequent to March 31, 2022.
(4)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.

The collateral for the mortgage notes receivable consists of real estate, personal property and growing crops.

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms and credit risk whenever the interest rates on the notes receivable are deemed not to be at market rates. As of March 31, 2022 and December 31, 2021, the fair value of the notes receivable was $8.0 million and $6.0 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

 As of March 31, 2022 and December 31, 2021, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			March 31,	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	Interest Rate Terms	2022	2022	2021	Date	2022
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$13,827	April 2025	$21,438
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,595
MetLife Term Loan #1	Semi-annual interest only	3.30% fixed until 2023	3.30%	81,622	83,206	March 2026	183,048
MetLife Term Loan #2	Semi-annual interest only	3.60% fixed until 2025	3.60%	16,000	16,000	March 2026	43,147
MetLife Term Loan #3	Semi-annual interest only	3.60% fixed until 2025	3.60%	—	16,800	March 2026	—
MetLife Term Loan #4	Semi-annual interest only	3.30% fixed until 2023	3.30%	13,017	13,017	June 2026	25,694
MetLife Term Loan #5	Semi-annual interest only	3.50% fixed until 2023	3.50%	6,779	6,779	January 2027	10,096
MetLife Term Loan #6	Semi-annual interest only	3.45% fixed until 2023	3.45%	27,158	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.20% fixed until 2023	3.20%	16,198	16,198	June 2027	36,360
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	3.20% fixed until 2024	3.20%	16,800	16,800	May 2028	33,652
MetLife Term Loan #10	Semi-annual interest only	3.00% fixed until 2023	3.00%	49,874	49,874	October 2030	105,597
MetLife Term Loan #11	Semi-annual interest only	2.85% fixed until 2024	2.85%	12,750	12,750	October 2031	26,890
MetLife Term Loan #12	Semi-annual interest only	3.11% fixed until 2024	3.11%	14,359	14,359	December 2031	28,777
Rabobank (1)	Semi-annual interest only	LIBOR + 1.70% adjustable every three years	1.93%	59,500	59,500	March 2028	129,042
Rutledge Facility (2)	Quarterly interest only	SOFR + 1.95%	2.33%	82,000	112,000	March 2027	231,751
Total outstanding principal				465,044	513,428		$1,062,216
Debt issuance costs				(2,208)	(2,105)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$462,836	$511,323
(1)	The Company has an interest rate swap agreement with Rabobank to add stability to interest expense and to manage our exposure to interest rate movements (see Note 10 – “Hedge Accounting”).
(2)	On February 18, 2022, the Rutledge Facility (as defined below) maturity was extended to March 1, 2027.

Farmer Mac Facility

As of March 31, 2022 and December 31, 2021, the Company had approximately $25.0 million outstanding under the Farmer Mac facility.  The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at March 31, 2022.

MetLife Term Loans

As of March 31, 2022 and December 31, 2021, the Company had $298.6 million and $316.9 million outstanding, respectively, under the loan agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

In connection with each of the MetLife loan agreements, FPI and the Operating Partnership each entered into separate guarantees whereby FPI and the Operating Partnership jointly and severally agree to unconditionally guarantee the obligations under the Metlife loan agreements (the “MetLife guarantees”). The MetLife guarantees contain a number of customary affirmative and negative covenants.

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of March 31, 2022.

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

Rutledge Credit Facility

On February 18, 2022, the Company and the Operating Partnership, as guarantors, and American Farmland Company L.P. (“AFCO”), a wholly owned subsidiary of the Company as the borrower, entered into an Amended, Restated and Consolidated Loan Agreement (the “Consolidated Loan Agreement”) with Rutledge Investment Company ("Rutledge"), pursuant to which the parties agreed to consolidate the Company's five outstanding promissory notes with Rutledge (the "Legacy Rutledge Loans") into a single revolving credit loan in an aggregate principal amount of up to $112.0 million (the "Consolidated Loan") maturing on March 1, 2027 (the "Maturity Date" and collectively, the “Refinancing”). As a condition to Rutledge providing the Refinancing, the Company and the Operating Partnership individually entered into Amended and Restated Guaranty Agreements with Rutledge, each dated as of February 18, 2022 (each, a “Guaranty Agreement”) whereby we are required to unconditionally guarantee AFCO's obligations under the Consolidated Loan, and AFCO entered into that certain Consolidation of Notes and Modification and Extension Agreement with Rutledge, dated as of February 18, 2022 (the “Modification Agreement,” and together with the Consolidated Loan Agreement and the Guaranty Agreements, the “Refinancing Agreements”). As of March 31, 2022 and December 31, 2021, the Company and the Operating Partnership had $82.0 million and $112.0 million, respectively, outstanding under the Rutledge Facility. As of March 31, 2022, $30.0 remains available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

The interest rate for the Consolidated Loan is based on SOFR, plus an applicable margin. The applicable margin for the Consolidated Loan is 1.80% to 2.25%, depending on the applicable pricing level in effect. The Company previously paid a commitment fee to Rutledge equal to 0.50% of the aggregate principal amount of the Consolidated Loan. Generally, the Consolidated Loan Agreement contains terms consistent with the Legacy Rutledge Loans, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default. The Company will owe no prepayment penalty if it elects to repay the Consolidated Loan in full before the Maturity Date.

Rabobank Mortgage Note

As of March 31, 2022 and December 31, 2021, the Company and the Operating Partnership had $59.5 million and $59.5 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of March 31, 2022.

LIBOR

The use of LIBOR was phased out at the end of 2021, although the phase out of U.S. dollar LIBOR has been delayed until mid-2023. Currently, no official replacement rate has been identified. As of March 31, 2022, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rabobank Mortgage Note. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the continued phasing out of LIBOR and will work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.8 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively.

Aggregate Maturities

As of March 31, 2022, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2022 (remaining nine months)	$—
2023	—
2024	2,100
2025	27,087
2026	112,739
Thereafter	323,118
$465,044

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2022 and December 31, 2021, the fair value of the mortgage notes payable was $455.2 million and $522.7 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

The Company has four leases in place for office space with monthly payments ranging between $850 and $13,377 per month and lease terms expiring between December 2022 and October 2025. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate of 3.35%, equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the three months ended March 31, 2022 and 2021 was $0.06 million and $0.04 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2022 (remaining nine months)	$173
2023	183
2024	62
2025	44
2026	—
Thereafter	—
Total lease payments	462
Less: imputed interest	(19)
Lease liability	$443

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

Several purported shareholders moved to consolidate the Kachmar Action and the Brokop Action and for appointment as lead plaintiff.  On November 13, 2018, the plaintiff in the Kachmar Action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Brokop Action. On March 11, 2019, the Turners and additional plaintiff Obelisk Capital Management filed an amended complaint in the Brokop Action.  On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Brokop Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification, seeking to certify the case as a class action on behalf of purchasers of Farmland Partners’ common stock between November 12, 2015 and July 10, 2018 and to have the Turners and purported stockholder Don Brokop appointed as class representatives. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint to add Brokop as an additional plaintiff in place of Obelisk Capital Management. On December 8, 2020, the court granted the Turners’ motion to amend to add Brokop as an additional plaintiff and denied the Company’s motion for judgment on the pleadings. As a result, the automatic discovery stay was lifted and the court entered a schedule for proceedings going forward. The Company, Mr. Pittman, and Mr. Fabbri filed an opposition to plaintiffs’ motion for class certification on February 8, 2021.  On February 17, 2021, plaintiffs filed a motion to withdraw the Turners as lead plaintiffs and to substitute Brokop as lead plaintiff.  On June 7, 2021, the court granted the motion to withdraw the Turners and substitute Brokop as lead plaintiff. The parties completed fact discovery on June 29, 2021.  On July 23, 2021, Magistrate Judge Nina Wang issued a Report and Recommendation to the district court recommending that Brokop’s motion for class certification be granted in part and denied in part.  Specifically, the magistrate judge recommended that the district court deny the motion as to purchasers of Farmland Partners common stock between November 12, 2015 and December 14, 2016 and grant the motion as to purchasers between December 14, 2016 and July 11, 2018.  On September 30, 2021, the district court issued an order adopting in part the magistrate judge’s recommendation and certifying a plaintiff class of purchasers of FPI stock between February 23, 2017 and July 11, 2018.   Discovery concluded in the Brokop Action on October 1, 2021.  On November 16, 2021, the Company, Mr. Pittman, and Mr. Fabbri moved for summary judgment dismissing Brokop’s claims and Brokop moved for partial summary judgment.  On April 6, 2022, the Court issued an order granting the Company’s motion for summary judgment in full and denying Brokop’s motion for summary judgment.  On April 7, 2022, the Court entered judgment dismissing Brokop’s claims with prejudice.  Brokop has until May 6, 2022 to file any appeal from the judgment.

On December 18, 2018, a purported stockholder of the Company, Jack Winter, filed a complaint in the Circuit Court for Montgomery County, Maryland (the “Winter Action”), purporting to assert breach of fiduciary duty claims derivatively on the Company’s behalf against the Company’s directors and certain of the Company’s officers.  The Winter Action alleges, among other things, that the Company’s directors and certain of the Company’s officers breached their fiduciary duties to the Company by allowing the Company to make allegedly false and misleading disclosures related to the FPI Loan Program, as alleged in the Brokop Action.  On April 26, 2019, Winter voluntarily dismissed his complaint in the Circuit Court for Montgomery County Maryland.  On May 14, 2019, Winter re-filed his complaint in the United States District Court for the District of Colorado.  The Winter Action has been stayed pending further proceedings in the Brokop Action. On April 20, 2022, the parties submitted a joint status report in the Winter Action, informing the Court of the recent decision dismissing the Brokop Action. In that report, Winter stated that he intends to voluntarily dismiss the Winter Action in the event no appeal is taken in the Brokop Action.

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint made similar claims to those in the Brokop and Winter Actions. On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”).  The Hustedde Action complaint made similar claims to those in the Brokop, Winter, Luger, and Barber Actions. On September 23, 2020, the Court consolidated the Luger and Hustedde action under the caption In re Farmland Partners Inc. Stockholder Litigation (the “Stockholder Litigation”).  Luger and Hustedde (the “Derivative Plaintiffs”), the plaintiffs in the Stockholder Litigation, filed a consolidated amended complaint on October 30, 2020. The Company moved to dismiss the complaint in the Stockholder Litigation on December 15, 2020.  On June 3, 2021, the court granted the Company’s motion to dismiss and dismissed the consolidated amended complaint in the Stockholder Litigation as to all defendants.  On July 7, 2021, the Derivative Plaintiffs filed a notice of appeal, appealing the order dismissing their consolidated amended complaint to the Maryland Court of Special Appeals.  The Derivative Plaintiffs filed their opening appeal brief on December 17, 2021. The Company filed its response brief on February 17, 2022.  The Derivative Plaintiffs filed their reply brief on April 1, 2022.  Oral argument on the appeal was scheduled to be held on May 9, 2022, but in light of the recent decision dismissing the related Brokop Action, the parties jointly moved to continue oral argument in the Stockholder Litigation for at least two weeks until after the deadline for any appeal in the Brokop Action.  In that motion, the Derivative Plaintiffs stated that they intend to voluntarily dismiss their appeal in the Stockholder Litigation in the event no appeal is taken in the Brokop Action.  The Court of Appeals granted the parties’ motion, postponing any oral argument until September 2022.

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

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme.  On December 17, 2021, the Company's claims against Sabrepoint were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after Farmland Partners filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas entered an order declaring the trial court’'s TCPA order “VOID because the motion was denied by operation of law….” Accordingly, Farmland Partners narrowed its appeal to the trial court's grant of summary judgment, and is confident that the order will be overturned and the litigation will be allowed to proceed. On January 26, 2022, Sabrepoint filed a motion for attorney’'s fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of March 31, 2022, the Company has an approximate aggregate net book value of $8.3 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise, plus additional payments of $0.3 million in February 2021, $0.1 million in January 2022 and $0.1 million in February 2022. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”).  The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion.  The Company’s has accrued safe harbor contributions of less than $0.1 million for the three months ended March 31, 2022.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of March 31, 2022 and December 31, 2021, FPI owned 97.1% and 97.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 2.9% and 3.0% interests, respectively, are included in non-controlling interests in Operating Partnership on the consolidated balance sheets.  The non-controlling interests in the Operating Partnership are held in the form of Common units and Series A preferred units.

Common Units in Operating Partnership, OP Units

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis.  If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement).  Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company issued zero and 281,453, respectively, of shares of common stock upon redemption of zero and 281,453, respectively, of Common units that had been tendered for redemption. There were 1.4 million and 1.4 million outstanding Common units eligible to be tendered for redemption as of March 31, 2022 and December 31, 2021, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase/(decrease) the non-controlling interest in the Operating Partnership by $0.2 million and less than $0.1 million during the three months ended March 31, 2022 and 2021, respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day.  The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the March 2, 2016 Illinois farm acquisition. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. Total liquidation value of such preferred units as of March 31, 2022 and December 31, 2021 was $117.9 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2022 and 2021:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2020	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2021	117	$117,878

Balance at December 31, 2021	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2022	117	$117,878

Series B Participating Preferred Stock

On August 17, 2017, the Company entered into an underwriting agreement with Raymond James & Associates, Inc. and Jefferies LLC, as representatives of the underwriters, pursuant to which the Company sold 6,037,500 shares of its newly designated Series B Participating Preferred Stock, at a public offering price of $25.00 per share.

The shares of Series B Participating Preferred Stock were accounted for as mezzanine equity on the consolidated balance sheet, as the Series B Participating Preferred Stock was convertible and redeemable for common shares at a determinable price and date at the option of the Company and upon the occurrence of an event not solely within the control of the Company.

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

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended March 31, 2022 and 2021:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2022	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500

2021	November 3, 2020	January 1, 2021	January 15, 2022	$0.0500

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $0.9 million in distributions payable as of March 31, 2022. The distributions are payable annually in arrears on January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes.  From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Share Repurchase Program

On March 15, 2017, the Company’s Board of Directors approved a program to repurchase up to $25.0 million in shares of the Company’s common stock. Subsequently on August 1, 2018, the Board of Directors increased the authority under the share repurchase program by an aggregate of $30.0 million. On November 7, 2019, the Board of Directors increased the authority under the program by an additional $50.0 million. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet.

During the three months ended March 31, 2022, the Company repurchased no shares of its common stock. As of March 31, 2022, the Company had approximately $40.5 million in shares that it can repurchase under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of March 31, 2022, there were 0.6 million shares available for future grants under the Plan.

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

From time to time, the Company may award restricted shares of its common stock under the Plan, as compensation to officers, employees, non-employee directors and non-employee consultants. The shares of restricted stock vest generally over a period of time as determined by the compensation committee of the Company’s Board of Directors at the date of grant. The Company recognizes compensation expense for awards issued to officers, employees and non-employee directors for restricted shares of common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.  The Company recognizes compensation expense for awards issued to non-employee consultants in the same period and in the same manner as if the Company paid cash for the underlying services.

A summary of the non-vested restricted shares as of March 31, 2022 and 2021 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2021	297	$8.87
Granted	147	11.75
Vested	(154)	7.94
Forfeited	(1)	11.71
Unvested at March 31, 2022	289	$10.82

The Company recognized stock-based compensation expense related to restricted stock awards of $0.6 million and $0.3 million, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there were $2.9 million and $1.6 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 2.3 years.

At-the-Market Offering Program (the “ATM Program”)

On October 29, 2021, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to

$75.0 million (the "$75.0 million ATM Program”).  In connection with its entry into these distribution agreements, the Company terminated the equity distribution agreements, each dated as of May 14, 2021, for its prior ATM Program (the "$50.0 million ATM Program"). During the three months ended March 31, 2022, the Company sold 2,911,513 shares and generated $38.7 million in gross proceeds and $38.3 million in net proceeds under the $75.0 million ATM Program.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred less than $0.1 and $0.0 in offering costs during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had $0.02 and $0.04, respectively, in deferred offering costs related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net income attributable to Farmland Partners Inc.	$1,106	$2,360
Less: Nonforfeitable distributions allocated to unvested restricted shares	(15)	(14)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(878)	(3,064)
Less: Dividends on Series B Participating Preferred Stock	—	—
Net income (loss) attributable to common stockholders	$213	$(718)

Denominator:
Weighted-average number of common shares - basic	45,781	30,418
Conversion of preferred units(1)	—	—
Unvested restricted shares(1)	—	—
Redeemable non-controlling interest(1)	—	—
Weighted-average number of common shares - diluted	45,781	30,418

Loss per share attributable to common stockholders - basic	$0.00	$(0.02)
Loss per share attributable to common stockholders - diluted	$0.00	$(0.02)
(1)	Anti-dilutive for the three months ended March 31, 2022 and 2021

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

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive.  For the three months ended March 31, 2022 and 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive. The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive.  For the three months ended March 31, 2022 and 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three months ended March 31, 2022 and 2021, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.4 million and 1.5 million for the three months ended March 31, 2022 and 2021, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022	December 31, 2021
Shares	48,230	45,177
Common Units	1,357	1,357
Redeemable Common Units	—	—
Unvested Restricted Stock Awards	289	297
	49,876	46,831

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of March 31, 2022, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). Amortization for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.3 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during the three months ended March 31, 2022 and 2021 were $0.1 million and $0.1 million, respectively.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of March 31, 2022.

As of March 31, 2022, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$259

The effect of derivative instruments on the consolidated statements of operations for the periods ended March 31, 2022 and 2021 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

For the three months ended March 31, 2022 and 2021, the amount of loss recognized in net income was $0.3 million and $0.3 million, respectively. The net change associated with current period hedging transactions was $1.1 million $1.5 million and for the three months ended March 31, 2022 and 2021, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Beginning accumulated derivative instrument gain or loss	$279	$(2,380)
Net change associated with current period hedging transactions	935	1,676
Amortization of frozen AOCI on de-designated hedge	172	983
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$1,386	$279

Note 11—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On May 2, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on July 15, 2022 to stockholders and unitholders of record as of July 1, 2022.

Real Estate Dispositions

Subsequent to March 31, 2022, the Company completed one partial farm disposition in the Southeast region for $4.0 million to an unrelated party and recognized a gain on sale of $2.2 million.

FPI Loan Program

Subsequent to March 31, 2022, the Company received a principal repayment and accrued interest on a note receivable under the FPI Loan Program totaling $1.6 million. For further information on the FPI Loan Program, refer to “Note 6—Notes Receivable”.

Metlife Debt Repayment

On April 25, 2022, the Company paid $16.0 million in cash to pay off MetLife Term Loan #2 in full.

ATM Program

Subsequent to March 31, 2022, the Company sold 1,683,112 shares of common stock generating $24.1 million in net proceeds under the ATM Program.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities Exchange Commission (the “SEC”) on March 1, 2022, which is accessible on the SEC’s website at www.sec.gov.  References to “the Company,” “we,” “our,” and “us” refer to Farmland Partners Inc. (“FPI”), a Maryland corporation, together with its consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which FPI is the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: the ongoing war in Ukraine and its impact on our tenant’s businesses and the farm economy generally, the impact of the COVID-19 pandemic and efforts to reduce its spread on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements.  We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

Our primary strategic objective is to be a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America. As of March 31, 2022, we own farms with an aggregate of approximately 160,700 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, South Carolina, South Dakota and Virginia. In addition, we serve as property manager over approximately 25,000 acres. As of March 31, 2022, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables.  We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2022, FPI owned 97.1% of the Common units and none of the Series A preferred units. See “Note 9 – Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of March 31, 2022:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt	44,544	17,444	61,988
Delta and South	32,878	1,489	34,367
High Plains	30,853	—	30,853
Southeast	40,657	6,107	46,764
West Coast	11,752	—	11,752
	160,684	25,040	185,724
(1)	Corn Belt includes farms located in Illinois, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana , Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

We intend to continue to acquire additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenant. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of March 31, 2022, the TRS directly operates 2,973 acres of farmland located in California and Michigan.

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

In addition, a number of our leases provide for variable rent payments, through which we only recognize revenue up to the amount of the crop insurance minimum. The excess cannot be recognized as revenue until the tenant enters into a contract to sell their crop. Generally, we expect tenants to enter into contracts to sell their crop following the harvest of the crop.

Impact of COVID-19 on Our Business

We continue to gain a better understanding of the impact of the COVID-19 pandemic on our business and the economy in general. Gasoline consumption (and therefore ethanol, and its input product, corn) increased relative to 2020, when consumption fell significantly because decreased travel during the pandemic. Dining out (e.g., restaurants) increased since 2020, when efforts to limit the spread of COVID-19 included stay-at-home orders that led to significant changes in U.S. consumers' food-spending patterns. We are unable to quantify the ultimate impact of the pandemic on our business, as there are still significant uncertainties around the social and economic impact of the pandemic, and government responses.  In such trying times, we are proud to support the industry and hardworking farmers that feed the entire country.

Impact of the War in Ukraine

Ukraine and the Russian Federation represent large portions of global trade in a variety of agricultural products (e.g., 34% of global wheat exports).  The disruption in farming operations in Ukraine as well as the general disruption of trade from the region due to the war in Ukraine has stressed the food supply for many countries that depend on imports of agricultural products from those countries in the region that have been affected by the war in Ukraine. Agricultural commodity prices, which have increased significantly since the fall of 2020, have risen even higher as a result of the war in Ukraine. We anticipate that U.S. farmers will be an even more important contributor to global food imports as Russia continues its aggression against Ukraine, and high demand for primary crops, which are the core of our business, together with high commodity prices, will enhance profitability for U.S. farmers.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland and our ability to increase or maintain rental revenues while controlling expenses. We are currently in an environment of rapidly appreciating land values, driven by, among other things, inflation, strong commodity prices (further exacerbated by the war in Ukraine) and a positive outlook for farmer profitability.  Moreover, each year additional farmland in various portions of the world, including the United States, is repurposed for commercial development, thus decreasing the land acreage available for production of permanent and specialty crops necessary to feed the world’s growing population.  Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply and quality farmland becomes more scarce.

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

According to “How to Feed the World in 2050,” a report by the United Nations’ Food and Agriculture Organization (“UN FAO”), these factors are expected to require more than one billion additional tons of global annual grain production by 2050 to feed a global population in excess of 9 billion.  The projected growth in grain production represents a 43% increase from 2005-2007 levels and more than two times the 446 million tons of grain produced in the United States in 2014.  Furthermore, we believe that, as GDP per capita grows, a significant portion of additional household income is allocated to food and that once individuals increase consumption of, and spending on, higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. As a result, we believe that, as global demand for food increases, rental rates on our farmland and the value of our farmland will increase over the long term. Global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long term, could impact our rental revenues and our results of operations. The success of our long-term business strategy is not dependent on growth in demand for biofuels, primarily because we believe that growth in global population and GDP per capita will be more significant drivers of global demand for primary crops over the long term.

Despite advances in income, according to “The State of Food Security and Nutrition in the World,” a report by the UN FAO, 2.37 billion people did not have access to adequate food in 2020. The war in Ukraine may further stress food supplies for developing countries that are dependent on food imports.

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of arable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years. Typically additions to cropland are in areas of marginal productivity, while cropland loss, driven by urban development, tends to affect primarily highly productive areas. Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, an approximate 5% increase. In comparison, world population is expected to grow over the same period to 9.1 billion, a nearly 40% increase. According to the World Bank Group arable land per capita has decreased by approximately 50% from 1961 to 2018. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. Additionally, we believe that farmland lost to urban development disproportionately impacts higher quality farmland. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, and improvements in soil health, chemical nutrients and pest control. Furthermore, we expect the shortage of water in many irrigated growing regions in the United States and around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth and, in some cases, cause yields to decline on those acres.  The supply and farmability of arable land is also impacted by international conflicts, as we are seeing with the ongoing war in Ukraine.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term.  Under certain market conditions, as in 2021 and in the first quarter of 2022, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values.  Leases being renegotiated under the robust market conditions experienced in 2021, the first leasing cycle since the farm economy improved, reflected significant rent increases.

We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators choose to rent additional acres of farmland when it becomes available in order to allocate their fixed costs over additional acres. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geographic area, even when the farmer anticipates lower profits returns or even short-term losses.

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

Lease Expirations

Farm leases are generally three to five years in duration. As of March 31, 2022, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2022 (remaining nine months)	51,445	32.0%	$12,276	37.5%
2023	27,549	17.1%	6,820	20.8%
2024	43,118	26.8%	8,899	27.2%
2025	12,147	7.6%	1,137	3.5%
2026	7,539	4.7%	1,411	4.3%
Thereafter	18,886	11.8%	2,229	6.7%
	160,684	100.0%	$32,772	100.0%

Rental Revenues

Our revenues are primarily generated from renting farmland to operators of farming businesses. Our leases have terms ranging from one to 40 years, with three years being the most common.  Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant.   As discussed above, the vacancy rate for quality U.S. farmland is near-zero and there is often competition among tenants for quality farmland; accordingly, we do not believe that re-leasing farmland upon the expiration of existing leases is a significant risk for FPI.

The leases for the majority of the row-crop properties in our portfolio provide that tenants must pay us at least 50% of their fixed farm rent in advance of each spring planting season.  As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year, which we believe mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by usually requiring that our tenants maintain crop insurance and by our claim on a portion of the related proceeds, if any, as well as by our security interest in the growing crop. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due.  Many of our leases provide for the reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us.

Expenses

Substantially all of our farm leases are structured in such a way that we are responsible for major maintenance expenses, certain liability and casualty insurance and taxes (which are sometimes reimbursed to us by our tenants), while our tenant is responsible for operating expenses, minor maintenance, water usage and all of the additional input costs related to farming operations on the property, such as seed, fertilizer, labor and fuel. We expect leases for farmland we acquire in the future will contain similar features related to expenses. As the owner of the land, we generally only bear costs related to major capital improvements permanently attached to the property, such as irrigation systems, drainage tile, grain storage facilities, permanent plantings or other physical structures customary for farms. In cases where capital expenditures are necessary, we typically seek to offset, over a period of multiple years, the costs of such capital expenditures by increasing rental rates.

We incur costs associated with running a public company and managing farmland assets, including, among others, costs associated with our personnel, our Board of Directors, compliance, and legal and accounting, due diligence and acquisitions, including, among others, travel expenses, and consulting fees. We also incur costs associated with managing our farmland. The management of our farmland, generally has significant economies of scale, as farmland generally has minimal physical structures that require routine inspection and maintenance, and our leases, generally, are structured to require the tenant to pay many of the operating expenses associated with the property. We do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time.

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yields trends in corn and soybeans have been steadily increasing over the last thirty years, and the U.S. Department of Agriculture projects improved yields for the 2021/2022 marketing year (September 2021 to August 2022) compared to the previous year.  Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for a fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent simplifies the administrative requirements for the landlord and the tenant significantly, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it owns.

Crop prices are affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases can create a significant risk of price volatility.  Changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts, as we are seeing in Ukraine, or civil unrest also impact crop prices.

Since late 2020, prices rebounded to or near prior highs, driven by increased demand expectations from China and modest adverse weather conditions around the world.

Interest Rates

We expect that future changes in interest rates will impact our overall operating performance by, among other things, affecting our borrowing costs and borrowing costs of our tenants. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that over time the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the historical consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have set forth below those accounting policies that we believe require material subjective or complex judgments and have the most significant impact on our financial condition and results of operations. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our experience and various matters that we believe are reasonable and appropriate for consideration under the circumstances.

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

Net tangible assets, historically, have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines, and perennial crops), and grain facilities, while intangible assets, historically, consisted of in-place leases, above-market and below-market leases, and tenant relationships.

We allocate the purchase price to the fair value of the tangible assets by valuing the land as if it were unimproved. We value improvements, including permanent plantings and grain facilities, at replacement cost, adjusted for depreciation. Our estimates of land value are made using a comparable sales analysis. Factors considered by us in our analysis of land value include soil types, water availability and the sales prices of comparable farms. Our estimates of groundwater value are made using historical information obtained regarding the applicable aquifer.  Factors considered by us in our analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable or a replenishing resource.  If the aquifer is a replenishing resource, no value is allocated to the groundwater.  We include an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was assumed.

When above- or below-market leases are acquired, we value the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases that are considered bargain renewal options. The above-market lease values will be amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below-market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below-market fixed rate renewal options that are considered bargain renewal options of the respective leases.

The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on our evaluation of the specific characteristics of each tenant’s lease, the availability of replacement tenants, the probability of lease renewal, estimated down time, and our overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships will be included as an intangible asset and will be amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including (i) above- and below-market leases, (ii) in-place lease values, and (iii) tenant relationships, would be recorded to revenue or expense as appropriate.

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

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

	For the three months ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,547	$10,259	$(712)	(6.9)%
Tenant reimbursements	778	938	(160)	(17.1)%
Crop sales	695	216	479	NM
Other revenue	2,870	162	2,708	NM
Total operating revenues	13,890	11,575	2,315	20.0%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,751	1,935	(184)	(9.5)%
Property operating expenses	1,955	1,931	24	1.2%
Cost of goods sold	1,439	250	1,189	NM
Acquisition and due diligence costs	63	—	63	NM
General and administrative expenses	3,103	1,617	1,486	91.9%
Legal and accounting	1,256	2,742	(1,486)	(54.2)%
Other operating expenses	3	2	1	50.0%
Total operating expenses	9,570	8,477	1,093	12.9%
OPERATING INCOME	4,320	3,098	1,222	39.4%

OTHER (INCOME) EXPENSE:
Other (income) expense	21	(43)	64	NM
(Income) loss from equity method investment	(7)	—	(7)	NM
(Gain) on disposition of assets	(660)	(3,392)	2,732	(80.5)%
Interest expense	3,827	4,056	(229)	(5.6)%
Total other expense	3,181	621	2,560	NM

Net income before income tax expense	1,139	2,477	(1,338)	(54.0)%

Income tax expense	—	—	—	NM

NET INCOME	$1,139	$2,477	$(1,338)	(54.0)%

NM=Not Meaningful

Our net income for the three months ended March 31, 2022 was impacted partially by acquisitions consisting of four farms and dispositions consisting of two farms during the three months ended March 31, 2022, as well as substantially lower legal and accounting expense and additional revenue from crop insurance, auction and brokerage activities. The overall decrease in our net income for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily attributable to higher gains on sales of assets recognized during the three months ended March 31, 2021, as compared to the three months ended March 31, 2022.

Rental income decreased $0.7 million, or 6.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, resulting from the conversion of certain farms to direct operations, asset dispositions and decreased variable rent in the quarter, partially offset by increased solar rent.

Revenues recognized from tenant reimbursement of property taxes decreased $0.2 million, or 17.1%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.  This decrease is the result of asset dispositions and the conversion of certain farms to direct operations.

Crop sales increased $0.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase is the result of a larger number of properties directly operated by the Company and a higher volume of crop sold.

Other revenue increased $2.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to greater crop insurance proceeds from farms under direct operations, management fees, and auction and brokerage income.

Depreciation, depletion and amortization decreased $0.2 million, or 9.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease is a result of asset dispositions and more assets becoming fully depreciated partially offset by depreciable assets being placed into service.

Property operating expenses remained relatively flat at $2.0 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

Acquisition and due diligence costs increased $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase in property acquisitions and related costs including travel and due diligence.

General and administrative expenses increased $1.5 million, or 91.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was largely driven by higher personnel costs, travel and consulting expenses partially attributable to the acquisition of MWA. As the farm economy has strengthened and litigation winds down, the Company has focused on growth by adding people and increasing travel and pursuit cost to rebuild its acquisition pipeline.

Legal and accounting expenses decreased $1.5 million, or 54.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily the result of lower legal fees incurred in excess of insurance coverage in relation to the litigation, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.

Other operating expenses were negligible during the three months ended March 31, 2022 and remained relatively consistent compared to the three months ended March 31, 2021.

Other income and expense were negligible during the three months ended March 31, 2022 and remained relatively consistent compared to the three months ended March 31, 2021.

Income (loss) from equity method investment were negligible during the three months ended March 31, 2022 and remained relatively consistent compared to the three months ended March 31, 2021.

Gain on disposition of assets decreased $2.7 million, or 80.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the fact that the sale prices for the farms, in excess of book value, sold during the three months ended March 31, 2022 were less than the three months ended March 31, 2021.

Interest expense decreased $0.2 million, or 5.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease is the result of a decrease in interest rates and lower outstanding debt.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, make distributions to our stockholders and unitholders, and other general business needs.

Our short- and long-term liquidity requirements consist primarily of funds necessary to make principal and interest payments on outstanding borrowings, make distributions on our Series A preferred units, make distributions necessary to qualify for taxation as a REIT, and fund our operations. In addition, we require liquidity to acquire additional farmland, extend loans under the FPI Loan Program, and make other investments and capital expenditures. We expect to meet our liquidity needs through cash on hand, undrawn availability under lines of credit, operating cash flows, borrowings, equity issuances and asset dispositions, if necessary.

We entered into equity distribution agreements on October 29, 2021 in connection with the "at-the-market" equity offering program (the "ATM Program"), under which the Company may issue and sell from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $75.0 million (the "$75.0 million ATM Program"). In connection with our entry into the distribution agreements, we terminated the equity distribution agreements, each dated as of May 14, 2021, for our prior $50.0 million ATM Program (the "$50.0 million ATM Program”). Through March 31, 2022, the Company generated $38.7 million in gross proceeds and $38.3 million in net proceeds under the $75.0 million ATM Program. The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds for future farmland acquisitions in accordance with our investment strategy, for loans under the FPI Loan Program, to reduce leverage and for general corporate purposes.  We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. In addition, the Company intends to increase the size of the ATM Program in the future.

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

We manage our capital position and liquidity needs by continuously forecasting our expected cash receipts, expenses and capital needs, managing our cash position and monitoring all the sources of capital available to us. Our business model, and the business model of real estate investment companies in general, utilizes a combination of debt and equity capital in financing the business. When debt becomes due, it is generally refinanced or repaid with proceeds from the issuance of equity securities or the sale of farms rather than repaid using our cash flow from operations. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. We also have an effective shelf registration statement with approximately $200 million of capacity whereby we could issue additional equity or debt securities. During three months ended March 31, 2022 we raised $38.3 million of equity capital from our ATM Program as mentioned above. Furthermore, we have a large portfolio of high-quality real estate assets which we believe could be selectively and readily liquidated if necessary to fund our immediate liquidity needs. As of March 31, 2022, the Company has no material debt maturities due before 2025.  During the quarter ended March 31, 2022, the Company reduced total indebtedness by $48.5 million.

During the three months ended March 31, 2022, the Company repurchased no shares of its common stock. We currently have authority to repurchase up to an aggregate of $40.5 million in additional shares of our common stock or shares.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness, refer to “Note 7 – Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$10,309	$11,406
Net cash provided by (used in) investing activities	$(7,819)	$25,019
Net cash used in financing activities	$(16,559)	$(27,572)

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

As of March 31, 2022, we had $16.1 million of cash and cash equivalents compared to $30.2 million at March 31, 2021.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $1.1 million primarily as a result of the following:

●	Receipt of $18.6 million in fixed rents, $0.5 million in variable rent and $0.3 million in tenant reimbursements for the three months ended March 31, 2022 as compared to the receipt of $18.2 million in fixed rents, $1.3 million in variable rents, and $1.1 million in tenant reimbursements in the three months ended March 31, 2021;
●	Gain on disposition of assets during the three months ended March 31, 2022 of $0.7 million as compared to $3.4 million during the three months ended March 31, 2021;
●	A change in accounts receivable of $1.6 million for the three months ended March 31, 2022 compared to $1.0 million for the three months ended March 31, 2021;
●	A change in accrued interest of $0.1 million for the three months ended March 31, 2022 compared to $(0.2) million for the three months ended March 31, 2021;
●	A change in accrued expenses of $(2.1) million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021; and
●	A change in deferred revenue of $7.9 million for the three months ended March 31, 2022 compared to $7.6 million for the three months ended March 31, 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities increased by $32.8 million primarily as a result of the following:

●	Property acquisitions during the three months ended March 31, 2022 of $8.0 million as compared to $2.9 million during the three months ended March 31, 2021;
●	Property dispositions during the three months ended March 31, 2022 for cash consideration of $4.6 million as compared to $28.5 million during the three months ended March 31, 2021; and
●	Issuances of note receivable under the FPI Loan Program of $3.5 million during the three months ended March 31, 2022 as compared to $0.0 million during the three months ended March 31, 2021.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $11.0 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the three months ended March 31, 2022 of $112.0 million as compared to $0.0 million during the three months ended March 31, 2021;
●	Repayments on mortgage notes payable during the three months ended March 31, 2022 of $160.4 million as compared to $20.0 million during the three months ended March 31, 2021;
●	Net proceeds from the ATM Program during the three months ended March 31, 2022 of $38.3 million as compared to $0.0 million during the three months ended March 31, 2021; and
●	Distribution on Series B participating preferred stock during the three months ended March 31, 2022 of $0.0 million as compared to $2.2 million during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the three months ended March 31, 2022 and 2021. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of the Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on the previously outstanding shares of Series B Participating Preferred Stock, which were converted into shares of common stock on October 4, 2021, had a fixed and certain impact on our cash flow, and therefore are subtracted from FFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2022	2021
Net income	$1,139	$2,477
Gain on disposition of assets	(660)	(3,392)
Depreciation, depletion and amortization	1,751	1,935
FFO	2,230	1,020

Stock-based compensation	642	251
Deferred impact of interest rate swap terminations	62	184
Real estate related acquisition and due diligence costs	63	—
Distributions on Preferred units and stock	(878)	(3,064)
AFFO	$2,119	$(1,609)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	47,427	32,202

Net loss per share available to common stockholders	$—	$(0.02)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.02	0.11
Depreciation and depletion	0.04	0.06
Stock-based compensation	0.01	0.01
Gain on disposition of assets	(0.01)	(0.11)
Distributions on Preferred units and stock	(0.02)	(0.10)
AFFO per diluted weighted average share	$0.04	$(0.05)

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2022	2021
Basic weighted average shares outstanding	45,781	30,418
Weighted average OP units on an as-if converted basis	1,357	1,512
Weighted average unvested restricted stock	289	272
AFFO weighted average common shares	47,427	32,202

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended
	March 31,
(in thousands)	2022	2021
Net income	$1,139	$2,477
Interest expense	3,827	4,056
Income tax expense	—	—
Depreciation, depletion and amortization	1,751	1,935
Gain on disposition of assets	(660)	(3,392)
EBITDAre	$6,057	$5,076

Stock-based compensation	642	251
Real estate related acquisition and due diligence costs	63	—
Adjusted EBITDAre	$6,762	$5,327

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

At March 31, 2022, $141.5 million, or 30.4%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.1 million per year. At March 31, 2022, 1 month LIBOR was approximately 23 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR and SOFR were reduced to 0 basis points, our cash flow would increase approximately $0.4 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of March 31, 2022, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of March 31, 2022, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate.  Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. Our repurchase activity for the three months ended March 31, 2022 under the share repurchase program is presented in the following table. As of the date of this report, we had $40.5 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2022 - January 31, 2022	—	$—	—	$—	—	$40,456
February 1, 2022 - February 28, 2022	—	—	—	—	—	40,456
March 1, 2022 - March 31, 2022	—	—	—	—	—	40,456
Total	—	$—	—	$—	—	$40,456

Subsequent to March 31, 2022, the Company has repurchased no shares of common stock.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The exhibits on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Amended, Restated and Consolidated Loan Agreement, dated as of February 18, 2022, by and between, Farmland Partners Inc., Farmland Partners Operating Partnership, LP, American Farmland Company L.P. and Rutledge Investment Company (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 28, 2022).

10.2

Amended and Restated Guaranty Agreement, dated as of February 18, 2022, by and between Farmland Partners Inc. and Rutledge Investment Company (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 28, 2022).

10.3

Amended and Restated Guaranty Agreement, dated as of February 18, 2022, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 28, 2022).

10.4

Consolidation of Notes and Modification and Extension Agreement, dated as of February 18, 2022, by and between American Farmland Company L.P. and Rutledge Investment Company (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 28, 2022).

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: May 5, 2022	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	/s/ James Gilligan
James Gilligan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)