Form 10-Q
period 2022-06-30
Farmland Partners Inc.
filed 2022-07-28
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 22, 2022, 53,046,074 shares of the Registrant’s common stock (54,283,413 on a fully diluted basis, including 1,237,339 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of June 30, 2022 (Unaudited) and December 31, 2021

(in thousands, except par value and share data)

	June 30,	December 31,
	2022	2021
ASSETS
Land, at cost	$960,593	$945,951
Grain facilities	10,918	10,754
Groundwater	12,602	10,214
Irrigation improvements	53,431	52,693
Drainage improvements	12,528	12,606
Permanent plantings	53,698	53,698
Other	6,975	6,848
Construction in progress	12,804	10,647
Real estate, at cost	1,123,549	1,103,411
Less accumulated depreciation	(41,562)	(38,303)
Total real estate, net	1,081,987	1,065,108
Deposits	531	58
Cash	19,696	30,171
Assets held for sale	83	530
Notes and interest receivable, net	5,855	6,112
Right of use asset	387	107
Deferred offering costs	83	40
Accounts receivable, net	2,457	4,900
Derivative asset	698	—
Inventory	2,962	3,059
Equity method investments	4,148	3,427
Intangible assets, net	1,912	1,915
Goodwill	2,706	2,706
Prepaid and other assets	1,655	3,392
TOTAL ASSETS	$1,125,160	$1,121,525

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$424,474	$511,323
Lease liability	387	107
Dividends payable	3,239	2,342
Derivative liability	—	785
Accrued interest	2,991	3,011
Accrued property taxes	1,851	1,762
Deferred revenue	1,317	45
Accrued expenses	7,826	9,564
Total liabilities	442,085	528,939

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	113,680	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 52,742,449 shares issued and outstanding at June 30, 2022, and 45,474,145 shares issued and outstanding at December 31, 2021	515	444
Additional paid in capital	623,748	524,183
Retained deficit	(2,456)	(4,739)
Cumulative dividends	(67,446)	(61,853)
Other comprehensive income	1,857	279
Non-controlling interests in operating partnership	13,177	13,762
Total equity	569,395	472,076

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,125,160	$1,121,525

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Rental income	$9,196	$8,291	$18,741	$18,551
Tenant reimbursements	809	839	1,587	1,777
Crop sales	1,150	237	1,845	453
Other revenue	1,202	646	4,074	808
Total operating revenues	12,357	10,013	26,247	21,589

OPERATING EXPENSES
Depreciation, depletion and amortization	1,660	1,885	3,411	3,820
Property operating expenses	2,058	1,708	4,013	3,639
Cost of goods sold	1,333	667	2,772	917
Acquisition and due diligence costs	—	—	62	—
General and administrative expenses	3,004	1,897	6,108	3,514
Legal and accounting	816	2,901	2,072	5,643
Other operating expenses	31	—	36	2
Total operating expenses	8,902	9,058	18,474	17,535
OPERATING INCOME	3,455	955	7,773	4,054

OTHER (INCOME) EXPENSE:
Other income	(34)	(8)	(14)	(52)
Income from equity method investment	(8)	—	(15)	—
Gain on disposition of assets	(3,335)	(74)	(3,995)	(3,467)
Interest expense	3,743	3,902	7,570	7,961
Total other expense	366	3,820	3,546	4,442

Net income (loss) before income tax expense	3,089	(2,865)	4,227	(388)

Income tax expense	96	—	96	—

NET INCOME (LOSS)	2,993	(2,865)	4,131	(388)

Net (income) loss attributable to non-controlling interests in operating partnership	(77)	130	(110)	13

Net income (loss) attributable to the Company	2,916	(2,735)	4,021	(375)

Nonforfeitable distributions allocated to unvested restricted shares	(16)	(14)	(31)	(28)
Distributions on Series A Preferred Units and Series B Preferred Stock	(840)	(3,055)	(1,680)	(6,120)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$2,060	$(5,804)	$2,310	$(6,523)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.04	$(0.19)	$0.05	$(0.21)
Diluted net income (loss) available to common stockholders	$0.04	$(0.19)	$0.05	$(0.21)
Basic weighted average common shares outstanding	50,362	31,072	48,084	30,747
Diluted weighted average common shares outstanding	50,362	31,072	48,084	30,747
Dividends declared per common share	$0.06	$0.05	$0.11	$0.10

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$2,993	$(2,865)	$4,131	$(388)
Amortization of OCI	141	236	313	530
Net change associated with current period hedging activities	330	(266)	1,265	942
Comprehensive income (loss)	3,464	(2,895)	5,709	1,084
Comprehensive income (loss) attributable to non-controlling interests	(77)	130	(110)	13
Net income (loss) attributable to Farmland Partners Inc.	$3,387	$(2,765)	$5,599	$1,097

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and six months ended June 30, 2022 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076
Net income	—	—	—	1,106	—	—	33	1,139
Issuance of stock	2,913	29	38,264	—	—	—	—	38,293
Grant of unvested restricted stock	147	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(14)	—	(185)	—	—	—	—	(185)
Stock-based compensation	—	—	642	—	—	—	—	642
Dividends accrued or paid	—	—	—	(878)	(2,428)	—	(68)	(3,374)
Net change associated with current period hedging transactions	—	—	—	—	—	1,107	—	1,107
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(187)	—	—	—	187	—
Balance at March 31, 2022	48,519	$473	$562,717	$(4,511)	$(64,281)	$1,386	$13,914	$509,698
Net income	—	—	—	2,915	—	—	77	2,992
Issuance of stock	4,121	41	60,108	—	—	—	—	60,149
Forfeiture of unvested restricted stock	(7)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(1)	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	—	185	—	—	—	—	185
Dividends accrued or paid	—	—	—	(859)	(3,165)	—	(75)	(4,099)
Conversion of common units to shares of common stock	110	1	1,213	—	—	—	(1,214)	—
Net change associated with current period hedging transactions	—	—	—	—	—	471	—	471
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(474)	—	—	—	474	—
Balance at June 30, 2022	52,742	$515	$623,748	$(2,455)	$(67,446)	$1,857	$13,176	$569,395

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

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,131	$(388)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,411	3,820
Amortization of deferred financing fees and discounts/premiums on debt	176	172
Amortization of net origination fees related to notes receivable	(16)	—
Stock-based compensation	827	585
Stock-based incentive	417	—
(Gain) on disposition of assets	(3,995)	(3,467)
Income from equity method investment	(15)	—
Proceeds from litigation settlement	—	550
Bad debt expense	24	—
Amortization of dedesignated interest rate swap	167	530
Loss on early extinguishment of debt	162	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	2,262	326
(Increase) Decrease in interest receivable	1	(47)
(Increase) Decrease in other assets	1,212	1,081
(Increase) Decrease in inventory	96	375
Increase (Decrease) in accrued interest	239	(219)
Increase (Decrease) in accrued expenses	(2,086)	2,588
Increase (Decrease) in deferred revenue	1,329	2,337
Increase (Decrease) in accrued property taxes	96	(26)
Net cash provided by operating activities	8,438	8,217

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(28,164)	(30,003)
Real estate and other improvements	(2,672)	(1,353)
Investment in equity method investees	(705)	—
Principal receipts on notes receivable	1,577	6
Origination fees on notes receivable	60	—
Issuance of note receivable	(3,500)	—
Proceeds from sale of property	16,901	28,649
Net cash used in investing activities	(16,503)	(2,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	112,000	14,000
Repayments on mortgage notes payable	(198,942)	(19,976)
Proceeds from ATM offering	98,403	25,301
Issuance of stock	39	—
Participating preferred stock repurchased	—	(650)
Payment of debt issuance costs	(244)	(73)
Payment of swap fees	(73)	(73)
Redemption of Series A preferred units	(5,058)	—
Dividends on common stock	(4,702)	(3,072)
Shares withheld for income taxes on vesting of equity-based compensation	(186)	—
Distributions on Series A preferred units	(3,510)	(3,510)
Distributions on Series B participating preferred stock	—	(4,365)
Distributions to non-controlling interests in operating partnership, common	(136)	(156)
Net cash provided by (used in) financing activities	(2,409)	7,426

NET INCREASE (DECREASE) IN CASH	(10,474)	12,942
CASH, BEGINNING OF PERIOD	30,171	27,217
CASH, END OF PERIOD	$19,697	$40,159

Cash paid during period for interest	$7,044	$7,217
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2022 and 2021

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$3,165	$1,641
Dividend payable, common units	$75	$74
Distributions payable, Series A preferred units	$1,680	$1,755
Convertible notes receivable	$—	$2,417
Additions to real estate improvements included in accrued expenses	$92	$238
Swap fees payable included in accrued interest	$146	$146
Prepaid property tax liability acquired in acquisitions	$49	$—
Deferred offering costs amortized through equity in the period	$52	$79
Right of Use Asset	$387	$178
Lease Liability	$387	$178
Non-cash conversion of notes receivable to real estate	$2,135	$—

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of June 30, 2022

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2022, FPI owned a 97.4% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of June 30, 2022, the Operating Partnership owns a 9.97% equity interest in an unconsolidated equity method investment that holds 10 properties (see “Note 1—Convertible Notes Receivable”, “Note 1—Equity Method Investments”, and “Note 4—Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of June 30, 2022, the Company owned a portfolio of approximately 160,100 acres of farmland which are consolidated in these financial statements. In addition, the Company serves as property manager over approximately 25,200 acres of farmland.

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

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of June 30, 2022, the TRS performed direct farming operations on 2,973 acres of farmland owned by the Company located in California and Michigan.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of December 31, 2021 and June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited. The accompanying financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of actual operating results for the entire year ending December 31, 2022.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates for a variety of reasons, including, without limitation, the impacts of the ongoing coronavirus (“COVID-19”) pandemic, the war in Ukraine, substantially higher prices for oil and gas and substantially increased interest rates, and their effects on the domestic and global economies. We are unable to quantify the ultimate impact of these factors on our business.

Real Estate Acquisitions

When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, it is not considered a business. As such, the Company accounts for these types of acquisitions as asset acquisitions. When substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset, or a group of similar assets, and contains acquired inputs and processes which have the ability to contribute to the creation of outputs, these acquisitions are accounted for as business combinations.

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

Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (bushes, shrubs, vines and perennial crops) and grain facilities, and may also consist of intangible assets, including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets by valuing the land as if it were unimproved. The Company values improvements, including permanent plantings and grain facilities, at replacement cost, adjusted for depreciation.

Management’s estimates of land value are made using a comparable sales analysis. Factors considered by management in its analysis of land value include soil types, water availability and the sale prices of comparable farms. Management’s estimates of groundwater value are made using historical information obtained regarding the applicable aquifer. Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource. If the aquifer is a replenishing resource, no value is allocated to the groundwater. The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was assumed.

When above or below market leases are acquired, the Company values the intangible assets based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases, and the initial term plus the term of any below market fixed rate renewal options for below market leases that are considered bargain renewal options. The above market lease values are amortized as a reduction of rental income over the remaining term of the respective leases. The fair value of acquired below market leases, included in deferred revenue on the accompanying consolidated balance sheets, is amortized as an increase to rental income on a straight-line basis over the remaining non-cancelable terms of the respective leases, plus the terms of any below market fixed rate renewal options that are considered bargain renewal options of the respective leases.

The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and its overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and have been amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including above and below market leases, in-place lease values, and tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and six months ended June 30, 2022 and 2021, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

Total consideration for acquisitions may include a combination of cash and equity securities. When equity securities are issued, the Company determines the fair value of the equity securities issued based on the number of shares or units issued multiplied by the price per share or unit.

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

Real Estate Sales

The Company recognizes gains from the sales of real estate assets generally at the time the title is transferred and consideration is received.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit, and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs. As of June 30, 2022, we had $424.5 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $1.1 billion. We also have an effective shelf registration statement with approximately

$100 million of capacity pursuant to which we could issue additional equity or debt securities, and during six months ended June 30, 2022, we raised $98.4 million of equity capital from our At-the-Market Equity Offering Program (the “ATM Program”).

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of June 30, 2022 and December 31, 2021, the Company had four and five notes outstanding, respectively, under the Company’s loan program (the “FPI Loan Program”) and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Notes Receivable.”

Convertible Notes Receivable

On January 20, 2021, the Company entered into property sale and long-term management agreements with Promised Land Opportunity Zone Farms I, LLC (the "OZ Fund"), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States, as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”), resulting in a gain on disposition of assets totaling $2.4 million. The OZ Convertible Notes had an interest rate of 1.35% and an aggregate principal balance of $2.4 million. On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, into membership interests in the OZ Fund, in accordance with the terms of the OZ Convertible Notes. The value of the conversion was $2.4 million and the Company’s membership interests in the OZ Fund were approximately 7.6% upon conversion and increased to 9.97% as of June 30, 2022 after subsequent capital contributions. Please refer to “Note 4—Related Party Transactions.”

Allowance for Notes and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of June 30, 2022, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest and no notes are currently on non-accrual status.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of June 30, 2022 and December 31, 2021. An allowance for doubtful accounts is recorded on the Consolidated Statement of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

The costs of growing crops on farms under direct operations are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crops based on a percentage of the total costs of production and total operating costs that are attributable to the portion of the crops that remain in inventory at the end of the period. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold and is included in other operating expenses. The cost of harvested crop sold was $1.3 million and $0.7 million, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the cost of harvested crop sold was $2.8 million and $0.9 million, respectively.

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

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of June 30, 2022 and December 31, 2021, inventory consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Harvested crop	$—	$164
Growing crop	2,962	2,895
	$2,962	$3,059

Equity Method Investments

As partial consideration for certain transactions with the OZ Fund, the Company received the OZ Convertible Notes, which on July 16, 2021, were converted into a 7.6% equity interest upon conversion and increased to 9.97% as of June 30, 2022. As of June 30, 2022 and December 31, 2021, the aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $4.1 million and $3.4 million, respectively, including aggregate capital contributions of $1.7 million and $1.0 million through June 30, 2022 and December 31, 2021, respectively. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund (the “Fund Agreement”). Under the Fund Agreement, the Manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Company’s capital contributions are capped at $20.0 million.

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

On November 15, 2021, we acquired 100% of the membership interests of Murray Wise Associates, LLC (“MWA”), an agricultural asset management, brokerage and auction company, for total transaction value of $8.1 million, comprised of $5.3 million of consideration paid at closing, net of $2.8 million of closing adjustments. The consideration paid at closing was comprised of $2.2 million in cash and $3.1 million in shares of our common stock. The primary reason for the acquisition was to increase the Company’s breadth of activities in the farmland sector, while adding additional sources of revenue and market insight. As a result of the acquisition, MWA became a wholly owned subsidiary of the TRS. The Company issued an aggregate of 248,734 shares of common stock at a price of $12.61 per share in connection with the closing of the acquisition. The Company has entered into an incentive compensation agreement providing for the issuance of up to $3.0 million in shares of common stock for the benefit of current and prospective MWA employees aside from Murray Wise, who was appointed to our Board of Directors in connection with the closing of the acquisition, the receipt of which is tied to achieving certain profitability and asset-under-management objectives within three years following the closing of the transaction. Stock-based incentive expense related to these awards will be recognized ratably over the same three-year period to which it relates. For the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.4 million, respectively, for these awards. As of June 30, 2022, $0.4 million is included in accrued expenses on the accompanying consolidated balance sheets.

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

The following table presents a summary of the Company's purchase accounting entries:

($ in thousands)	MWA Purchase
Consideration:	Accounting
Cash consideration	$2,161
Stock consideration	3,147
Total consideration	$5,308

Amounts recognized for fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$1,305
Fixed Assets	110
Goodwill	2,706
Intangible assets	1,915
Net Liabilities	(728)
Total Fair Value	$5,308

Net cash used in the transaction:
Cash paid in transaction	$(2,161)
Cash acquired in transaction	1,305
Net cash used in the transaction	$(856)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the three and six months ended June 30, 2022, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization. Customer relationships are subject to amortization and are amortized over a period of 12 years. During the three and six months ended June 30, 2022, the Company recorded amortization of customer relationships of less than $0.1 million for each period.

Fair Value

The Company is required to disclose fair value as further explained in “Note 6—Notes Receivable”, “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable” and “Note 10—Hedge Accounting”. FASB ASC 820-10 establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The Company has in place one interest rate swap agreement with Rabobank to add stability to interest expense and to manage its exposure to interest rate movements. This agreement qualifies as a cash flow hedge and is actively evaluated for ongoing effectiveness (see “Note 10—Hedge Accounting”). The entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of shareholders’ equity in the Company’s consolidated balance sheets.

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

Note 2—Revenue Recognition

Fixed Rent: The majority of the Company’s leases provide for rent payments on an entirely or partially fixed basis. For the majority of its fixed farm rent leases, the Company receives at least 50% of the annual lease payment from tenants before crops are planted, generally during the first quarter of the year, with the remaining 50% of the lease payment due in the second half of the year generally after the crops are harvested. Rental income is recorded on a straight-line basis over the lease term. The lease term generally considers periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods. Payments received in advance are included in deferred revenue until they are earned.

Variable Rent: Certain of the Company’s leases provide for a rent payment determined as a percentage of the gross farm proceeds in their entirety or above a certain threshold. Revenue under leases providing for variable rent may be recorded at the guaranteed crop insurance minimums and recognized ratably over the lease term during the crop year. Upon notification from the grain or packing facility that a future contract for delivery of the harvest has been finalized or when the tenant has notified the Company of the total amount of gross farm proceeds, revenue is recognized for the excess of the actual gross farm proceeds and the previously recognized minimum guaranteed insurance.

Fixed Rent and Variable Rent: Certain of the Company’s leases provide for a minimum fixed rent plus variable rent based on gross farm revenue.

Tenant Reimbursements: Certain of the Company’s leases provide for tenants to reimburse the Company for property taxes and other expenses. Tenant reimbursements are recognized on a straight-line basis each year over the applicable term of the lease.

Crop Sales: The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the three months ended June 30, 2022 and 2021 were $1.2 million and $0.2 million, respectively. Revenues from the sale of harvested crops recognized for the six months ended June 30, 2022 and 2021 were $1.8 million and $0.5 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, property management income, and proceeds from litigation settlement. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms under direct operations. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the Company’s performance obligations. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized in the month in which the sale transaction occurs. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties. Payments received in advance are included in deferred revenue until they are earned. Interest income is recognized on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.

Leases in place as of June 30, 2022 have terms ranging from one to 40 years, though, most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Payments received in advance are included in deferred revenue until they are earned. As of June 30, 2022 and December 31, 2021, the Company had $1.3 million and less than $0.1 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized during the three and six months ended June 30, 2022 and 2021:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Leases in effect at the beginning of the year	$7,798	$7,263	$15,549	$16,734
Leases entered into during the year	1,398	1,028	3,192	1,817
	$9,196	$8,291	$18,741	$18,551

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of June 30, 2022, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2022 and each of the next four years and thereafter as of June 30, 2022 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2022 (remaining six months)	$16,632
2023	26,802
2024	18,647
2025	9,125
2026	4,080
Thereafter	33,470
$108,756

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Note 3—Concentration Risk

Credit Risk

For the three and six months ended June 30, 2022, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Revenue for the three and six months ended June 30, 2022 are not necessarily indicative of actual revenue for the entire year ending December 31, 2022. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater revenue in that quarter. If a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June 30, 2022 and 2021, and the fixed and variable rent recorded by the Company for the three and six months ended June 30, 2022 and 2021 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the six months ended
	As of June 30,		June 30,		June 30,
Location of Farm (2)	2022	2021	2022	2021	2022	2021
Corn Belt	28.8%	27.3%	40.1%	39.5%	39.8%	36.8%
Delta and South	20.5%	20.4%	13.3%	9.5%	15.5%	10.6%
High Plains	18.2%	18.8%	9.1%	10.0%	9.0%	8.0%
Southeast	25.2%	26.1%	24.3%	25.7%	23.3%	27.3%
West Coast	7.3%	7.4%	13.2%	15.3%	12.4%	17.3%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1)

Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent revenue, regional comparisons by rental income are not fully representative of each region’s income-producing capacity until a full year is taken into account.

(2)

Corn Belt includes farms located in Illinois, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Chairman and Chief Executive Officer. The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.04 million and $0.05 million during the three months ended June 30, 2022 and 2021, respectively, and $0.07 million and $0.09 million during the six months ended June 30, 2022 and 2021, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund. The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas P. Heneghan, one of the Company's independent directors. Mr. Heneghan has an indirect investment in the OZ Fund. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”), resulting in a gain on disposition of assets totaling $2.4 million. On July 16, 2021, the OZ Convertible Notes were converted into a 7.6% equity interest in the OZ Fund. As of June 30, 2022, the Company had a 9.97% interest in the OZ Fund. Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter of the gross book value under $50 million and (ii) 0.2000% times gross book value per quarter of the gross book value in excess of $50 million and under $100 million and (iii) 0.1875% times gross book value per quarter of gross book value in excess of $100 million. The Company earned management fees of $0.10 million and $0.05 million, respectively, during the three months ended June 30, 2022 and 2021 and $0.21 million and $0.06 million, respectively, during the six months ended June 30, 2022 and 2021.

Note 5—Real Estate

During the six months ended June 30, 2022, the Company completed nine acquisitions, consisting of nine properties, in the Corn Belt region. Aggregate consideration for these acquisitions totaled $28.2 million. No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2021, the Company completed four acquisitions, consisting of four properties, in the Corn Belt and Delta and South regions. Aggregate consideration for these acquisitions totaled $29.9 million. No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2022, the Company completed five dispositions consisting of five properties in the Corn Belt, High Plains and Southeast regions. The Company received cash consideration for these dispositions totaling $16.9 million and recognized an aggregate gain on sale of $4.0 million.

During the six months ended June 30, 2021, the Company completed seven dispositions consisting of fifteen properties in the Corn Belt, Southeast, and Delta and South regions. The Company received cash consideration for these dispositions totaling $28.6 million and $2.4 million of convertible notes receivable (which were subsequently converted to membership interests in the OZ Fund on July 16, 2021), and recognized an aggregate gain on sale of $3.5 million.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company’s estimated zero expected credit losses on its notes receivable principal balances as of June 30, 2022 and December 31, 2021. The Company recorded no credit loss expense related to interest receivables during the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	June 30, 2022	December 31, 2021	Date
Mortgage Note (1)	Principal & interest due at maturity	$217	$223	12/7/2028
Mortgage Note (1)	Principal due at maturity & interest due monthly	—	2,135	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due quarterly	—	1,571	6/23/2023
Mortgage Note (3)	Principal due at maturity & interest due semi-annually	2,100	2,100	8/18/2023
Mortgage Note (4)	Principal due at maturity & interest due quarterly	1,000	—	11/28/2022
Mortgage Note (4)	Principal due at maturity & interest due quarterly	2,500	—	3/3/2025
Total outstanding principal		5,817	6,029
Interest receivable (net prepaid interest and points)		38	83
Provision for interest receivable		—	—
Total notes and interest receivable		$5,855	$6,112
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes included mortgages on two additional properties in Colorado that included repurchase options for the properties at a fixed price that were exercisable by the buyer between the third and fifth anniversary of the issuance of the notes and expired on March 16, 2022 unexercised. Upon expiration of the repurchase options, the properties are no longer accounted for as financing transactions and became owned by the Company. They are included in real estate on the accompanying consolidated balance sheets based on the net unpaid note balances.
(2)	On July 27, 2021, the Company entered into a loan secured against farmland, which was repaid in full on April 13, 2022.
(3)	On August 18, 2021, the Company entered into a loan secured against farmland.
(4)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.

The collateral for the mortgage notes receivable consists of real estate, personal property and growing crops.

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms and credit risk whenever the interest rates on the notes receivable are deemed not to be at market rates. As of June 30, 2022 and December 31, 2021, the fair value of the notes receivable was $6.3 million and $6.0 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

 As of June 30, 2022 and December 31, 2021, the Company had the following indebtedness outstanding:

							Book
			Annual				Value of
($ in thousands)			Interest	Principal			Collateral
			Rate as of	Outstanding as of			as of
			June 30,	June 30,	December 31,	Maturity	June 30,
Loan	Payment Terms	Interest Rate Terms	2022	2022	2021	Date	2022
Farmer Mac Bond #6	Semi-annual interest only	3.69%	3.69%	$13,827	$13,827	April 2025	$21,438
Farmer Mac Bond #7	Semi-annual interest only	3.68%	3.68%	11,160	11,160	April 2025	18,584
MetLife Term Loan #1	Semi-annual interest only	3.30% fixed until 2023	3.30%	72,622	83,206	March 2026	182,578
MetLife Term Loan #2	Semi-annual interest only	3.60% fixed until 2025	3.60%	—	16,000	March 2026	—
MetLife Term Loan #3	Semi-annual interest only	3.60% fixed until 2025	3.60%	—	16,800	March 2026	—
MetLife Term Loan #4	Semi-annual interest only	3.30% fixed until 2023	3.30%	9,880	13,017	June 2026	25,694
MetLife Term Loan #5	Semi-annual interest only	3.50% fixed until 2023	3.50%	5,179	6,779	January 2027	10,096
MetLife Term Loan #6	Semi-annual interest only	3.45% fixed until 2023	3.45%	21,726	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual interest only	3.20% fixed until 2023	3.20%	15,698	16,198	June 2027	29,629
MetLife Term Loan #8	Semi-annual interest only	4.12% fixed until 2027	4.12%	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual interest only	3.20% fixed until 2024	3.20%	16,800	16,800	May 2028	33,652
MetLife Term Loan #10	Semi-annual interest only	3.00% fixed until 2023	3.00%	48,985	49,874	October 2030	103,867
MetLife Term Loan #11	Semi-annual interest only	2.85% fixed until 2024	2.85%	12,750	12,750	October 2031	27,102
MetLife Term Loan #12	Semi-annual interest only	3.11% fixed until 2024	3.11%	14,359	14,359	December 2031	28,884
Rabobank (1)	Semi-annual interest only	LIBOR + 1.70% adjustable every two years	2.82%	59,500	59,500	March 2028	129,117
Rutledge Facility	Quarterly interest only	SOFR + 1.95%	2.60%	80,000	112,000	March 2027	231,751
Total outstanding principal				426,486	513,428		$1,010,521
Debt issuance costs				(2,012)	(2,105)
Unamortized premium				—	—
Total mortgage notes and bonds payable, net				$424,474	$511,323
(1)	The Company has an interest rate swap agreement with Rabobank to add stability to interest expense and to manage our exposure to interest rate movements (see “Note 10—Hedge Accounting”).

Farmer Mac Facility

As of June 30, 2022 and December 31, 2021, the Company had approximately $25.0 million outstanding under the Farmer Mac facility. The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at June 30, 2022.

MetLife Term Loans

As of June 30, 2022 and December 31, 2021, the Company had $262.0 million and $316.9 million outstanding, respectively, under the loan agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

In connection with each of the MetLife loan agreements, FPI and the Operating Partnership each entered into separate guarantees whereby FPI and the Operating Partnership jointly and severally agree to unconditionally guarantee the obligations under the Metlife loan agreements (the “MetLife guarantees”). The MetLife guarantees contain a number of customary affirmative and negative covenants.

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of June 30, 2022.

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

Rutledge Credit Facility

On February 18, 2022, the Company and the Operating Partnership, as guarantors, and American Farmland Company L.P. (“AFCO”), a wholly owned subsidiary of the Company as the borrower, entered into an Amended, Restated and Consolidated Loan Agreement (the “Consolidated Loan Agreement”) with Rutledge Investment Company ("Rutledge"), pursuant to which the parties agreed to consolidate the Company's five outstanding promissory notes with Rutledge (the "Legacy Rutledge Loans") into a single revolving credit loan in an aggregate principal amount of up to $112.0 million (the "Consolidated Loan") maturing on March 1, 2027 (the "Maturity Date" and collectively, the “Refinancing”). As a condition to Rutledge providing the Refinancing, the Company and the Operating Partnership individually entered into Amended and Restated Guaranty Agreements with Rutledge, each dated as of February 18, 2022 (each, a “Guaranty Agreement”) whereby we are required to unconditionally guarantee AFCO's obligations under the Consolidated Loan, and AFCO entered into that certain Consolidation of Notes and Modification and Extension Agreement with Rutledge, dated as of February 18, 2022 (the “Modification Agreement,” and together with the Consolidated Loan Agreement and the Guaranty Agreements, the “Refinancing Agreements”). As of June 30, 2022 and December 31, 2021, the Company and the Operating Partnership had $80.0 million and $112.0 million, respectively, outstanding under the Rutledge Facility. As of June 30, 2022, $32.0 remains available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

The interest rate for the Consolidated Loan is based on three-month SOFR, plus an applicable margin. The applicable margin for the Consolidated Loan is 1.80% to 2.25%, depending on the applicable pricing level in effect. The Company previously paid a commitment fee to Rutledge equal to 0.50% of the aggregate principal amount of the Consolidated Loan. Generally, the Consolidated Loan Agreement contains terms consistent with the Legacy Rutledge Loans, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default. The Company will owe no prepayment penalty if it elects to repay the Consolidated Loan in full before the Maturity Date.

Rabobank Mortgage Note

As of June 30, 2022 and December 31, 2021, the Company and the Operating Partnership had $59.5 million and $59.5 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of June 30, 2022.

LIBOR

The use of LIBOR was phased out at the end of 2021, although the phase out of U.S. dollar LIBOR has been delayed until mid-2023. Currently, no official replacement rate has been identified. As of June 30, 2022, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rabobank Mortgage Note. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the continued phasing out of LIBOR and will work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.0 million and $1.7 million as of June 30, 2022 and December 31, 2021, respectively.

Aggregate Maturities

As of June 30, 2022, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2022 (remaining six months)	$—
2023	—
2024	2,100
2025	27,087
2026	84,602
Thereafter	312,697
$426,486

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2022 and December 31, 2021, the fair value of the mortgage notes payable was $401.3 million and $522.7 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

The Company has four leases in place for office space with monthly payments ranging between $850 and $13,377 per month and lease terms expiring between December 2022 and October 2025. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using a discount rate of 3.35%, equivalent to the rate we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the three months ended June 30, 2022 and 2021 was $0.06 million and $0.04 million, respectively. For the six months ended June 30, 2022 and 2021, total lease cost was $0.12 million and $0.08 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2022 (remaining six months)	$115
2023	183
2024	62
2025	44
2026	—
Thereafter	—
Total lease payments	404
Less: imputed interest	(17)
Lease liability	$387

Litigation

Summary of litigation matters discussed below:

●	The Brokop Class Action: On April 6, 2022, the Court issued an order granting the Company’s motion for summary judgment in full, and on April 7, 2022, the Court entered a final judgment dismissing Brokop’s claims with prejudice. That judgment became final on May 6, 2022, when the period for Brokop to appeal the judgment expired.

●	The Winter Derivative Action: In light of the judgment dismissing the Brokop Class Action, the parties stipulated to the dismissal of the Winter Derivative Action, and the court entered a dismissal order on May 9, 2022.
●	The Luger Derivative Action: The parties filed a joint notice of voluntary dismissal of the appeal in the Luger Action on May 11, 2022, and the court ordered dismissal of the case on May 18, 2022.

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

Several purported shareholders moved to consolidate the Kachmar Action and the Brokop Action and for appointment as lead plaintiff. On November 13, 2018, the plaintiff in the Kachmar Action voluntarily dismissed the Kachmar Action.  On December 3, 2018, the court appointed two purported stockholders of the Company, the Turner Insurance Agency, Inc. and Cecilia Turner (the “Turners”), as lead plaintiffs in the Brokop Action. On March 11, 2019, the Turners and additional plaintiff Obelisk Capital Management filed an amended complaint in the Brokop Action. On June 18, 2019, the court denied the defendants’ motion to dismiss the amended complaint in the Brokop Action. The defendants answered the amended complaint on July 2, 2019. On December 6, 2019, plaintiffs voluntarily dismissed Obelisk Capital Management from the case. In connection with Obelisk Capital Management’s dismissal from the case, defendants filed a motion for judgment on the pleadings on December 10, 2019, which automatically stayed discovery in the action pending the court’s determination of the motion. On December 16, 2019, plaintiffs filed a motion for class certification, seeking to certify the case as a class action on behalf of purchasers of Farmland Partners’ common stock between November 12, 2015 and July 10, 2018 and to have the Turners and purported stockholder Don Brokop appointed as class representatives. On December 27, 2019, plaintiffs filed a motion for leave to file a second amended complaint to add Brokop as an additional plaintiff in place of Obelisk Capital Management. On December 8, 2020, the court granted the Turners’ motion to amend to add Brokop as an additional plaintiff and denied the Company’s motion for judgment on the pleadings. As a result, the automatic discovery stay was lifted and the court entered a schedule for proceedings going forward. The Company, Mr. Pittman, and Mr. Fabbri filed an opposition to plaintiffs’ motion for class certification on February 8, 2021. On February 17, 2021, plaintiffs filed a motion to withdraw the Turners as lead plaintiffs and to substitute Brokop as lead plaintiff. On June 7, 2021, the court granted the motion to withdraw the Turners and substitute Brokop as lead plaintiff. The parties completed fact discovery on June 29, 2021. On July 23, 2021, Magistrate Judge Nina Wang issued a Report and Recommendation to the district court recommending that Brokop’s motion for class certification be granted in part and denied in part. Specifically, the magistrate judge recommended that the district court deny the motion as to purchasers of Farmland Partners common stock between November 12, 2015 and December 14, 2016 and grant the motion as to purchasers between December 14, 2016 and July 11, 2018. On September 30, 2021, the district court issued an order adopting in part the magistrate judge’s recommendation and certifying a plaintiff class of purchasers of FPI stock between February 23, 2017 and July 11, 2018. Discovery concluded in the Brokop Action on October 1, 2021. On November 16, 2021, the Company, Mr. Pittman, and Mr. Fabbri moved for summary judgment dismissing Brokop’s claims and Brokop moved for partial summary judgment. On April 6, 2022, the Court issued an order granting the Company’s motion for summary judgment in full and denying Brokop’s motion for summary judgment. On April 7, 2022, the Court entered judgment dismissing Brokop’s claims with prejudice. That judgment became final on May 6, 2022, when the time for Brokop to appeal the judgment expired.

On December 18, 2018, a purported stockholder of the Company, Jack Winter, filed a complaint in the Circuit Court for Montgomery County, Maryland (the “Winter Action”), purporting to assert breach of fiduciary duty claims derivatively on the Company’s behalf against the Company’s directors and certain of the Company’s officers. The Winter Action alleges, among other things, that the Company’s directors and certain of the Company’s officers breached their fiduciary duties to the Company by allowing the Company to make allegedly false and misleading disclosures related to the FPI Loan Program, as alleged in the Brokop Action. On April 26, 2019, Winter voluntarily dismissed his complaint in the Circuit Court for Montgomery County Maryland. On May 14, 2019, Winter re-filed his complaint in the United States

District Court for the District of Colorado. In light of the judgment dismissing the Brokop Action, Winter voluntarily dismissed the Winter Action on May 9, 2022.

On November 25, 2019, another purported shareholder, Shawn Luger, filed a complaint derivatively on behalf of the Company and against certain of our officers in the Circuit Court for Baltimore City, Maryland (the “Luger Action”). The Luger Action complaint made similar claims to those in the Brokop and Winter Actions. On February 14, 2020, another purported shareholder, Brent Hustedde, filed a complaint derivatively on behalf of the Company and against certain of our officers in Maryland state court (the “Hustedde Action”). The Hustedde Action complaint made similar claims to those in the Brokop, Winter, Luger, and Barber Actions. On September 23, 2020, the Court consolidated the Luger and Hustedde action under the caption In re Farmland Partners Inc. Stockholder Litigation (the “Stockholder Litigation”). Luger and Hustedde (the “Derivative Plaintiffs”), the plaintiffs in the Stockholder Litigation, filed a consolidated amended complaint on October 30, 2020. The Company moved to dismiss the complaint in the Stockholder Litigation on December 15, 2020.  On June 3, 2021, the court granted the Company’s motion to dismiss and dismissed the consolidated amended complaint in the Stockholder Litigation as to all defendants. On July 7, 2021, the Derivative Plaintiffs filed a notice of appeal, appealing the order dismissing their consolidated amended complaint to the Maryland Court of Special Appeals. In light of the dismissal of the Brokop Action, Luger agreed to voluntarily dismiss his appeal. The parties filed a joint notice of voluntary dismissal of the appeal in the Luger Action on May 11, 2022, and on May 18, 2022 the court ordered dismissal of the case.

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

On June 20, 2021, Quinton Mathews (a.k.a. “Rota Fortunae”) entered into a settlement agreement with the Company in which he agreed to pay the Company a multiple of the profits he made when the Company’s common stock price fell in connection with the Wheel of Fortune article. The Company’s beliefs that Wheel of Fortune’s article was part of a short and distort attack on the Company was confirmed when Quinton Mathews issued a press release admitting he and his advisory clients shorted the Company in advance of the article and profited from the decline it caused, and further admitted that many of the key statements in that article – which he acknowledged led to the stock’s decline - were false. Following the parties’ settlement, the Court granted a joint stipulated motion to dismiss the case on June 29, 2021.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the short and distort scheme. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after Farmland Partners filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, Farmland Partners narrowed its appeal to the trial court's grant of summary judgment, and is confident that the order will be overturned and the litigation will be allowed to proceed. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. The parties are currently briefing the narrowed appeal before the Texas Court of Appeals.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of June 30, 2022, the Company has an approximate aggregate net book value of $8.3 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise, plus additional payments of $0.3 million in February 2021, $0.1 million in January 2022 and $0.1 million in February 2022. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company has safe harbor contributions of less than $0.1 million for six months ended June 30, 2022.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of June 30, 2022 and December 31, 2021, FPI owned 97.4% and 97.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 2.6% and 3.0% interests, respectively, are held in the form of Common units and comprise non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership are considered to be both the Common units and the Series A preferred units.

Common Units in Operating Partnership, OP Units

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company issued 110,000 and 281,453, respectively, of shares of common stock upon redemption of 110,000 and 281,453, respectively, of Common units that had been tendered for redemption. There were 1.2 million and 1.4 million outstanding Common units eligible to be tendered for redemption as of June 30, 2022 and December 31, 2021, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase/(decrease) the non-controlling interest in the Operating Partnership by $0.7 million and less than $0.1 million during the six months ended June 30, 2022 and 2021, respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash, resulting in 112,000 Series A preferred units outstanding following such redemption. Total liquidation value of such preferred units as of June 30, 2022 and December 31, 2021 was $113.7 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2022 and 2021:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2020	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	1,755
Balance at June 30, 2021	117	$118,755

Balance at December 31, 2021	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	1,680
Redemption of Series A preferred units	(5)	(5,000)
Balance at June 30, 2022	112	$113,680

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

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the six months ended June 30, 2022 and 2021:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2022	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500
	February 22, 2022	April 1, 2022	April 15, 2022	$0.0500
				$0.1000

2021	November 3, 2020	January 1, 2021	January 15, 2021	$0.0500
	February 11, 2021	April 1, 2021	April 15, 2021	$0.0500
				$0.1000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the

Company has accrued $1.7 million in distributions payable as of June 30, 2022. The distributions are payable annually in arrears on January 15 of each year.

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

During the six months ended June 30, 2022, the Company repurchased no shares of its common stock. As of June 30, 2022, the Company had approximately $40.5 million of capacity under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of June 30, 2022, there were 0.6 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of June 30, 2022 and 2021 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2021	297	$8.87
Granted	147	11.75
Vested	(171)	8.13
Forfeited	(8)	11.32
Unvested at June 30, 2022	265	$10.86

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $0.6 million and $0.3 million, for the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $0.6 million, for the six months ended June 30, 2022 and 2021, respectively. As described in “Note 1—Organization and Significant Accounting Policies—Business Combinations”, the Company recognized $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively, related to stock-based incentive expense in connection with the MWA acquisition, which are included in the amounts above. As of June 30, 2022 and December 31, 2021, there were $2.4 million and $1.6 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 2.1 years.

At-the-Market Offering Program (the “ATM Program”)

On October 29, 2021, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $75.0 million (the "$75.0 million ATM Program”). In connection with its entry into these distribution agreements, the Company terminated the equity distribution agreements, each dated as of May 14, 2021, for its prior ATM Program. On May 6, 2022, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the "$100.0 million ATM Program”). During the six months ended June 30, 2022, the Company sold 4,594,625 shares and generated $63.1 million in gross proceeds and $62.4 million in net proceeds under the $75.0 million ATM Program and sold 2,436,463 shares and generated $36.4 million in gross proceeds and $36.1 million in net proceeds under the $100.0 million ATM Program for totals of 7,031,088 shares and $99.5 million and $98.4 million in gross and net proceeds, respectively.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred less than $0.1 million and $0.2 million in offering costs during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $0.08 million and $0.04 million, respectively, for each period in deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$2,916	$(2,735)	$4,021	$(375)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(16)	(14)	(31)	(28)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(840)	(3,055)	(1,680)	(6,120)
Less: Dividends on Series B Participating Preferred Stock	—	—	—	—
Net income (loss) attributable to common stockholders	$2,060	$(5,804)	$2,310	$(6,523)

Denominator:
Weighted-average number of common shares - basic	50,362	31,072	48,084	30,747
Conversion of preferred units (1)	—	—	—	—
Unvested restricted shares (1)	—	—	—	—
Redeemable non-controlling interest (1)	—	—	—	—
Weighted-average number of common shares - diluted	50,362	31,072	48,084	30,747

Income (loss) per share attributable to common stockholders - basic	$0.04	$(0.19)	$0.05	$(0.21)
Income (loss) per share attributable to common stockholders - diluted	$0.04	$(0.19)	$0.05	$(0.21)
(1)	Anti-dilutive for the three and six months ended June 30, 2022 and 2021

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

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive. For the three and six months ended June 30, 2022 and 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive. The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive. For the three and six months ended June 30, 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the six months ended June 30, 2022 and 2021, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.3 million and 1.5 million for the six months ended June 30, 2022 and 2021, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022	December 31, 2021
Shares	52,477	45,177
Common Units	1,247	1,357
Redeemable Common Units	—	—
Unvested Restricted Stock Awards	265	297
	53,989	46,831

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of June 30, 2022 and December 31, 2021, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). Amortization for the three months ended June 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively. Amortization for the six months ended June 30, 2022 and 2021 was $0.3 million and $0.5 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during the three and six months ended June 30, 2022 and 2021, were $0.1 million and $0.2 million, respectively.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of June 30, 2022.

As of June 30, 2022, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$698

The effect of derivative instruments on the consolidated statements of operations for the periods ended June 30, 2022 and 2021 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

For the three months ended June 30, 2022 and 2021, the amount of noncash loss recognized in net income was $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2022 and 2021, the amount of noncash loss recognized in net income was $0.7 million and $2.3 million, respectively. The net change associated with current period hedging transactions was $0.5 million and less than $(0.1) million and for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2022. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Beginning accumulated derivative instrument gain or loss	$279	$(2,380)
Net change associated with current period hedging transactions	1,265	1,676
Amortization of frozen AOCI on de-designated hedge	313	983
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$1,857	$279

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

For the Six Months Ended
($ in thousands)	June 30, 2022
United States	$1,690
International	—
Total	$1,690

The federal and state income tax provision (benefit) is summarized as follows:

For the Six Months Ended
($ in thousands)	June 30, 2022
Current:
Federal	$86
Deferred:
Federal	10
Total Tax Expense	$96

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of June 30, 2022 are as follows:

For the Six Months Ended
($ in thousands)	June 30, 2022
Deferred tax assets:
Net operating loss	$828
Inventory reserve	16
Total deferred tax assets	844
Deferred tax liabilities:
Net operating loss	$(34)
Inventory reserve	(49)
Total deferred tax liabilities	$(83)
Valuation Allowance	(771)
Net deferred taxes	$(10)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period.  Because of the TRS’s recent history of operating losses, and management not being able to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased/(decreased) by ($0.3) million during the six months ended June 30, 2022. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.5 million. Prior year amounts are not material.

Net operating losses and tax credit carryforwards as of June 30, 2022 are as follows:

($ in thousands)	June 30, 2022	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$3,532	Does not expire
Net operating losses, state	$1,466	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

For the Six Months Ended
June 30, 2022
Statutory Rate	21.00%
State Tax	0.61%
Valuation Allowance	(17.39)%
Total	4.22%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On July 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on October 17, 2022 to stockholders and unitholders of record as of October 1, 2022.

ATM Program

Subsequent to June 30, 2022, the Company sold 247,416 shares of common stock generating $3.5 million in net proceeds under the ATM Program.

Renewable Energy Project - Notice of Construction

On July 28, 2022, the Company received notice from a tenant on several properties in the Corn Belt that it will begin construction of a solar project, resulting in future increased rent.

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

Overview and Background

Our primary strategic objective is to be a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America. As of the June 30, 2022, we own farms with an aggregate of approximately 160,100 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, South Carolina and Virginia. In addition, we serve as property manager over approximately 25,200 acres. As of June 30, 2022, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2022, FPI owned 97.4% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of June 30, 2022:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt	45,995	17,568	63,563
Delta and South	32,878	1,489	34,367
High Plains	29,163	—	29,163
Southeast	40,354	6,107	46,461
West Coast	11,752	—	11,752
	160,142	25,164	185,306
(1)	Corn Belt includes farms located in Illinois, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana , Mississippi. High Plains includes farms located in Colorado, Kansas and western Nebraska. Southeast includes farms located in Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

We intend to continue acquiring additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenant. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of June 30, 2022, the TRS directly operates 2,973 acres of farmland located in California and Michigan.

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

Impact of COVID-19 on Our Business

Demand for food, fuel, and other agricultural products has recovered relative to 2020, when stay-at-home orders led to significant declines in gasoline consumption, dining out, and other consumer spending patterns. Some experts believe the stimulus programs funded by the United States government of approximately $4 trillion in response to the COVID-19 pandemic have contributed to elevated inflation levels in the United States in recent months. Inflation in food products is generally favorable for our tenants, while inflation in fuel, nutrients, agricultural chemicals, and other products is generally unfavorable for our tenants. We are unable to quantify the ultimate impact of the COVID-19 pandemic, related government responses, and inflation on our business.

Impact of the War in Ukraine

Food prices were near record highs even before the invasion of Ukraine. Ukraine and the Russian Federation represent large portions of global trade in a variety of agricultural products (e.g., 34% of global wheat exports, according to the International Food Policy Research Institute). The disruption in farming operations in Ukraine, and trade from the Black Sea region has stressed the food supply for many countries that depend on imports of agricultural products.

In addition to high food prices, the war in Ukraine has caused increases in the price of fertilizers and concerns about availability. For example, increases in the price of natural gas, used as both feedstock and an energy source in the production of ammonia (a base material for nitrogen fertilizers), have driven up the cost of fertilizer. Supply chain bottlenecks have also disrupted production and transportation of fertilizers. The Russian Federation is a major exporter of fertilizers and trade restrictions have hampered the flow of fertilizers to countries dependent on imports from the Black Sea region. United States farmers, however, generally source fertilizers from the United States and Canada.

While prices have come down in recent weeks, we anticipate that U.S. farmers will be an even more important contributor to global food imports as Russia continues its aggression against Ukraine, and high demand for primary crops, which are the core of our business, together with high commodity prices, will enhance profitability for U.S. farmers.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include long-term global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland and our ability to increase or maintain rental revenues while controlling expenses. We are currently in an environment of appreciating land values, driven by, among other things, inflation, strong commodity prices (further exacerbated by the war in Ukraine) and a positive outlook for farmer profitability. Moreover, each year additional farmland in various portions of the world, including the United States, is repurposed for commercial development, thus decreasing the land acreage available for production of grains, oil seeds, permanent and specialty crops necessary to feed the world’s growing population. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply and quality farmland becomes more scarce.

Demand

We expect that global demand for food, driven primarily by significant increases in the gross domestic product (“GDP”) per capita and global population, will continue to be the key driver of farmland values. We expect that global demand for most crops will continue to grow to keep pace with global population growth. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward more fruits, vegetables and animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. We anticipate these factors will lead to either higher crop prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long term.

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

Despite advances in income, according to “The State of Food Security and Nutrition in the World 2022,” a report by the UN FAO, almost 3.1 billion people were unable to afford a healthy diet, reflecting the rising consumer food prices coming out of the pandemic. The ongoing war in Ukraine has disrupted supply chains and affected the prices of grain, fertilizer, and energy, further stressing food supplies for developing countries that are dependent on food imports.

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

Conditions in Our Existing Markets

Our portfolio spans numerous farmland markets and crop types, which provides us broad diversification across conditions in these markets. Across all regions, farmland acquisitions continue to be dominated by buyers who are existing farm owners and operators, whereas institutional investors constitute a small fraction of the industry (less than 5% of total farmland in the United States). We generally see firm demand for high quality properties across all regions and crop types.

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021 and in the first half of 2022, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases being renegotiated under the robust market conditions experienced in 2021 and thus far in 2022, the first leasing cycle since the farm economy improved, reflected significant rent increases.

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

In our primary row crop farmland, we realized rent increases of over 10% in connection with 2021 lease renewals, and, as the farm economy continues to be very strong, we expect to benefit from rent growth into 2022. This is consistent with robust prices in primary crop markets and tenant demand for leasing high quality farmland. Across specialty crops, operator profitability is recovering.

Lease Expirations

Farm leases are generally one to three years in duration. As of June 30, 2022, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2022 (remaining six months)	45,146	28.2%	$12,524	33.1%
2023	23,768	14.8%	7,149	18.9%
2024	36,130	22.6%	9,270	24.5%
2025	26,280	16.4%	4,952	13.1%
2026	7,529	4.7%	1,411	3.7%
Thereafter	21,289	13.3%	2,489	6.7%
	160,142	100.0%	$37,795	100.0%

Rental Revenues

Our revenues are primarily generated from renting farmland to operators of farming businesses. Our leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant. As discussed above, the vacancy rate for quality U.S. farmland is near-zero and there is often competition among tenants for quality farmland; accordingly, we do not believe that re-leasing farmland upon the expiration of existing leases is a significant risk for FPI.

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

We incur costs associated with running a public company and managing farmland assets, including, among others, costs associated with our personnel, our Board of Directors, compliance, legal and accounting, due diligence and acquisitions, including, among others, travel expenses, and consulting fees. Over the past 12 months, we have resumed our growth strategy, and our continued growth is likely to result in increases in certain general and administrative expenses, most notably additional personnel in our accounting and finance department. Inflation in personnel costs, which is impacting many United States businesses, is also likely to contribute to this increase. However, we believe this cost will be offset by more farmed acres that we lease and increased management fee revenue as we continue to integrate our late 2021 acquisition of MWA. Moreover, our victory in the shareholder class action resulting from the Rota Fortunae short and distort attack resulted in a three month period-to-period reduction in legal and accounting expense of approximately $2.0 million, or over 69.1% to the comparable 2021 period.

We also incur costs associated with managing our farmland. The management of our farmland, generally, has significant economies of scale, as farmland generally has minimal physical structures that require routine inspection and maintenance, and our leases, generally, are structured to require the tenant to pay many of the operating expenses associated with the property. We do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time.

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yields trends in corn and soybeans have been steadily increasing over the last thirty years, and the U.S. Department of Agriculture projects improved yields for the 2021/2022 marketing year (September 2021 to August 2022) compared to the previous year. Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent simplifies the administrative requirements for the landlord and the tenant significantly, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it owns.

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

Interest Rates

The Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) has begun a series of significant increases in the discount rate, which is the rate the Federal Reserve charges member banks for overnight funds. These increases affect all borrowing rates, and for variable rate debt, such increases have a direct and relatively immediate impact.

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

According to the USDA Outlook for Agricultural Trade, exports to China for fiscal year 2022 (October 2021 to September 2022) are estimated to be a record of $36 billion, up nearly 8% from 2021. The export forecast for Canada is $28.5 billion, largely driven by the strong performance of corn and ethanol. The export forecast for Mexico is $29.5 billion, reflecting robust exports of corn, soybeans, dairy, and wheat to date. Mexico is forecast as the second largest U.S. agricultural market.

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

Impairment of Real Estate Assets

We evaluate our tangible and identifiable intangible real estate assets for impairment indicators whenever events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. If such events are present, we project the total undiscounted cash flows of the asset, including proceeds from disposition, and compare it to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. Assessing impairment can be complex and involves a high degree of subjectivity in determining if indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. Assumptions are primarily subject to property-specific characteristics, especially with respect to our intent and ability to hold the related asset. While these property-specific assumptions can have a significant impact on the undiscounted cash flows or estimated fair value of a particular asset, our evaluation of the reported carrying values of long-

lived assets during the current year were not particularly sensitive to external or market assumptions. There have been no impairments recognized on real estate assets in the accompanying financial statements.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1 — Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

	For the three months ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,196	$8,291	$905	10.9%
Tenant reimbursements	809	839	(30)	(3.6)%
Crop sales	1,150	237	913	385.2%
Other revenue	1,202	646	556	86.1%
Total operating revenues	12,357	10,013	2,344	23.4%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,660	1,885	(225)	(11.9)%
Property operating expenses	2,058	1,708	350	20.5%
Cost of goods sold	1,333	667	666	99.9%
General and administrative expenses	3,004	1,897	1,107	58.4%
Legal and accounting	816	2,901	(2,085)	(71.9)%
Other operating expenses	31	—	31	NM
Total operating expenses	8,902	9,058	(156)	(1.7)%
OPERATING INCOME	3,455	955	2,500	261.8%

OTHER (INCOME) EXPENSE:
Other (income)	(34)	(8)	(26)	325.0%
(Income) loss from equity method investment	(8)	—	(8)	NM
Gain on disposition of assets	(3,335)	(74)	(3,261)	NM
Interest expense	3,743	3,902	(159)	(4.1)%
Total other expense	366	3,820	(3,454)	(90.4)%

Net income (loss) before income tax expense	3,089	(2,865)	5,954	NM

Income tax expense	96	—	96	NM

NET INCOME (LOSS)	$2,993	$(2,865)	$5,858	NM

NM=Not Meaningful

Our net income for the three months ended June 30, 2022 was affected partially by five acquisitions and three dispositions during the three months ended June 30, 2022, as well as substantially lower legal and accounting expense and additional revenue from auction and brokerage activities.

Rental income increased $0.9 million, or 10.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, resulting primarily from increased variable rent, solar rent and fixed farm rent, partially offset by certain farms converting to direct operations in the second half of 2021.

Revenues recognized from tenant reimbursement of property taxes remained relatively flat at $0.8 million for the three months ended June 30, 2022 and 2021.

Crop sales totaled $1.2 million for the three months ended June 30, 2022 compared to $0.2 for the three months ended June 30, 2021. This increase is the result of four properties being directly operated by the Company and a higher volume of crop sold in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Other revenue increased $0.6 million, or 86.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to increased auction and brokerage income, management fees, and interest income on loans, partially offset by lower revenue from litigation-related proceeds.

Depreciation, depletion and amortization decreased $0.2 million, or 11.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease is a result of asset dispositions and more assets becoming fully depreciated partially offset by depreciable assets being placed into service.

Property operating expenses increased $0.4 million, or 20.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, resulting from higher tax expenses due to an accrual write off in 2021 and increased insurance expenses.

Cost of goods sold totaled $1.3 million for the three months ended June 30, 2022 compared to $0.7 for the three months ended June 30, 2021. This increase is the result of a higher volume of crop sold as the Company directly operated more farms in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

General and administrative expenses increased $1.1 million, or 58.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. $0.8 million of this increase was related to the November 2021 acquisition of MWA. The remaining increase was largely driven by higher personnel costs, travel and consulting expenses and partially attributable to the resumption of our growth strategy. As the farm economy has strengthened, the Company has focused on growth by adding people, increasing travel and pursuit cost to rebuild its acquisition pipeline.

Legal and accounting expenses decreased $2.1 million, or 71.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was primarily the result of lower legal fees incurred in relation to litigation, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.

Other operating expenses were negligible during the three months ended June 30, 2022 and remained relatively consistent compared to the three months ended June 30, 2021.

Other income and expense were negligible during the three months ended June 30, 2022 and remained relatively consistent compared to the three months ended June 30, 2021.

Income (loss) from equity method investment were negligible during the three months ended June 30, 2022 and remained relatively consistent compared to the three months ended June 30, 2021.

Gain on disposition of assets increased $3.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest expense decreased $0.2 million, or 4.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease is the result of lower outstanding debt.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	For the six months ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
OPERATING REVENUES:
Rental income	$18,741	$18,551	$190	1.0%
Tenant reimbursements	1,587	1,777	(190)	(10.7)%
Crop sales	1,845	453	1,392	307.3%
Other revenue	4,074	808	3,266	404.2%
Total operating revenues	26,247	21,589	4,658	21.6%

OPERATING EXPENSES
Depreciation, depletion and amortization	3,411	3,820	(409)	(10.7)%
Property operating expenses	4,013	3,639	374	10.3%
Cost of goods sold	2,772	917	1,855	202.3%
Acquisition and due diligence costs	62	—	62	NM
General and administrative expenses	6,108	3,514	2,594	73.8%
Legal and accounting	2,072	5,643	(3,571)	(63.3)%
Other operating expenses	36	2	34	NM
Total operating expenses	18,474	17,535	939	5.4%
OPERATING INCOME	7,773	4,054	3,719	91.7%

OTHER (INCOME) EXPENSE:
Other (income)	(14)	(52)	38	(73.1)%
(Income) loss from equity method investment	(15)	—	(15)	NM
(Gain) on disposition of assets	(3,995)	(3,467)	(528)	15.2%
Interest expense	7,570	7,961	(391)	(4.9)%
Total other expense	3,546	4,442	(896)	(20.2)%

Net income (loss) before income tax expense	4,227	(388)	4,615	NM

Income tax expense	96	—	96	NM

NET INCOME (LOSS)	$4,131	$(388)	$4,519	NM

NM=Not Meaningful

Our net income for the six months ended June 30, 2022 was affected partially by acquisitions consisting of nine farms and dispositions consisting of five farms during the six months ended June 30, 2022, as well as substantially lower legal and accounting expense and additional revenue from crop insurance, auction and brokerage activities.

Rental income remained relatively flat at $18.7 million and $18.6 million for the six months ended June 30, 2022 and 2021, respectively, resulting from increased solar rent, fixed farm rent and recreation rent, partially offset by variable and certain farms converting to direct operations in the second half of 2021.

Revenues recognized from tenant reimbursement of property taxes decreased $0.2 million, or 10.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease is the result of asset dispositions and the conversion of certain farms to direct operations.

Crop sales increased $1.4 million, or 307.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is the result of four properties being directly operated by the Company and a higher volume of crop sold

Other revenue increased $3.3 million, or 404.2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to increased auction and brokerage income, crop insurance proceeds from farms under direct operations, management fees, and interest income on loans, partially offset by lower revenue from litigation-related proceeds.

Depreciation, depletion and amortization decreased $0.4 million, or 10.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease is a result of asset dispositions and more assets becoming fully depreciated partially offset by depreciable assets being placed into service.

Property operating expenses increased $0.4 million, or 10.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, resulting from higher tax expenses due to an accrual write off in 2021, increased utilities and insurance expenses, partially offset by lower repairs.

Cost of goods sold totaled $2.8 million for the six months ended June 30, 2022 compared to $0.9 million for the six months ended June 30, 2021. This increase is the result of a higher volume of crop sold as the Company directly operated more farms in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

General and administrative expenses increased $2.6 million, or 73.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. $1.6 million of this increase was related to the November 2021 acquisition of MWA. The remaining increase was largely driven by higher personnel costs, travel and consulting expenses and partially attributable to the resumption of our growth strategy. As the farm economy has strengthened, the Company has focused on growth by adding people, increasing travel and pursuit cost to rebuild its acquisition pipeline.

Legal and accounting expenses decreased $3.6 million, or 63.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily the result of lower legal fees incurred in relation to litigation, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.

Other operating expenses were negligible during the six months ended June 30, 2022 and remained relatively consistent compared to the six months ended June 30, 2021.

Other income and expense remained relatively flat at $0.0 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Income (loss) from equity method investment were negligible during the six months ended June 30, 2022 and remained relatively consistent compared to the six months ended June 30, 2021.

Gain on disposition of assets increased $0.5 million, or 15.2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Interest expense decreased $0.4 million, or 4.9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease is the result of lower outstanding debt.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and other general business needs.

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

We entered into equity distribution agreements on October 29, 2021 in connection with the "at-the-market" equity offering program (the "ATM Program"), under which we may issue and sell from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $75.0 million (the "$75.0 million ATM Program"). In connection with our entry into the distribution agreements, we terminated the equity distribution agreements, each dated as of May 14, 2021, for our prior $50.0 million ATM Program. On May 6, 2022, we entered into equity distribution agreements under which we may issue and sell from time to time, through sales agents, shares of our common stock having an aggregate gross sales price of up to $100.0 million (the "$100.0 million ATM Program”). Through June 30, 2022, the Company generated $63.1 million in gross proceeds and $62.4 million in net proceeds under the $75.0 million ATM Program and $36.4 million in gross proceeds and $36.1 million in net proceeds under the $100.0 million ATM Program for a total of $99.5 million and $98.4 million in gross and net proceeds, respectively. As of June 30, 2022, we had $10.1 million in availability under the $75.0 million ATM Program and $63.6 million in availability under the $100.0 million ATM Program. The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds for future farmland acquisitions in accordance with our investment strategy, for loans under the FPI Loan Program, to reduce leverage and for general corporate purposes. We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. In addition, the Company may increase the size of the ATM Program in the future. During the six months ended June 30, 2022, we raised $98.4 million of equity capital from our ATM Programs as mentioned above. Furthermore, we have a large portfolio of high-quality real estate assets which we believe could be selectively and readily liquidated if necessary to fund our immediate liquidity needs. As of June 30, 2022, the Company has no material debt maturities due before 2025.

During the six months ended June 30, 2022, we reduced our overall indebtedness by $86.9 million, largely with proceeds from the sale of shares of common stock under the ATM Program. We have reduced our leverage level from approximately 48% of total real estate (net of depreciation) at December 31, 2021 to approximately 39% as of June 30, 2022. We believe that the use of proceeds from the ATM Program in the manner discussed above has substantially strengthened our balance sheet, positioned us to take advantage of growth opportunities that we believe will arise over the coming several quarters and will be significantly accretive to cash flow and to shareholder value.

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

We manage our capital position and liquidity needs by continuously forecasting our expected cash receipts, expenses and capital needs, managing our cash position and monitoring all the sources of capital available to us. Our business model, and the business model of real estate investment companies in general, utilizes a combination of debt and equity capital in financing the business. When debt becomes due, it is generally refinanced or repaid with proceeds from the issuance of equity securities or the sale of farms rather than repaid using our cash flow from operations. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. We have an effective shelf registration statement with approximately $100 million of capacity whereby we could issue additional equity or debt securities, which we have done successfully as mentioned above.

During the six months ended June 30, 2022, the Company repurchased no shares of its common stock. We currently have authority to repurchase up to an aggregate of $40.5 million in additional shares of our common stock or shares.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness, refer to “Note 7—Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$8,438	$8,217
Net cash used in investing activities	$(16,503)	$(2,701)
Net cash provided by (used in) financing activities	$(2,409)	$7,426

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

As of June 30, 2022, we had $19.7 million of cash and cash equivalents compared to $30.2 million at June 30, 2021.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $0.2 million primarily as a result of the following:

●	Receipt of $21.4 million in fixed rents, $1.6 million in variable rent and $0.5 million in tenant reimbursements for the six months ended June 30, 2022 as compared to the receipt of $18.2 million in fixed rents, $1.3 million in variable rents, and $1.1 million in tenant reimbursements in the six months ended June 30, 2021;
●	Stock-based compensation and incentive during the six months ended June 30, 2022 of $1.2 million as compared to $0.6 million during the six months ended June 30, 2021;
●	Gain on disposition of assets during the six months ended June 30, 2022 of $4.0 million as compared to $3.5 million during the six months ended June 30, 2021;
●	A change in accounts receivable of $2.3 million for the six months ended June 30, 2022 compared to $0.3 million for the six months ended June 30, 2021;
●	A change in inventory of $0.1 million for the six months ended June 30, 2022 compared to $0.4 million for the six months ended June 30, 2021;
●	A change in accrued interest of $0.2 million for the six months ended June 30, 2022 compared to $(0.2) million for the six months ended June 30, 2021;
●	A change in accrued expenses of $(2.1) million for the six months ended June 30, 2022 compared to $2.6 million for the six months ended June 30, 2021; and
●	A change in deferred revenue of $1.3 million for the six months ended June 30, 2022 compared to $2.3 million for the six months ended June 30, 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities increased by $13.8 million primarily as a result of the following:

●	Property acquisitions during the six months ended June 30, 2022 of $28.2 million as compared to $30.0 million during the six months ended June 30, 2021;
●	Property dispositions during the six months ended June 30, 2022 for cash consideration of $16.9 million as compared to $28.6 million during the six months ended June 30, 2021;
●	An increase of $1.3 million in real estate improvements as compared to the six months ended June 30, 2021;
●	Investment in equity method investees during the six months ended June 30, 2022 of $0.7 million as compared to $0.0 million during the six months ended June 30, 2021;
●	Principal repayments on notes receivable under the FPI Loan Program of $1.6 million during the six months ended June 30, 2022 as compared less than $0.1 million during the six months ended June 30, 2021; and
●	Issuances of note receivable under the FPI Loan Program of $3.5 million during the six months ended June 30, 2022 as compared to $0.0 million during the six months ended June 30, 2021.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $9.8 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the six months ended June 30, 2022 of $112.0 million as compared to $14.0 million during the six months ended June 30, 2021;
●	Repayments on mortgage notes payable during the six months ended June 30, 2022 of $198.9 million as compared to $20.0 million during the six months ended June 30, 2021;
●	Net proceeds from the ATM Programs during the six months ended June 30, 2022 of $98.4 million as compared to $25.3 million during the six months ended June 30, 2021;
●	Redemption of Series A preferred units during the six months ended June 30, 2022 of $5.1 million as compared to $0.0 million during the six months ended June 30, 2021;
●	Dividends on common stock during the six months ended June 30, 2022 of $4.7 million as compared to $3.1 million during the six months ended June 30, 2021;
●	Distributions on Series A preferred units during the six months ended June 30, 2022 of $3.5 million as compared to $3.5 million during the six months ended June 30, 2021; and
●	Distributions on Series B participating preferred stock during the six months ended June 30, 2022 of $0.0 million as compared to $4.4 million during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the three and six months ended June 30, 2022 and 2021. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on the previously outstanding shares of Series B Participating Preferred Stock, which were converted into shares of common stock on October 4, 2021, had a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2022	2021	2022	2021
Net income (loss)	$2,993	$(2,865)	$4,131	$(388)
Gain on disposition of assets	(3,335)	(74)	(3,995)	(3,467)
Depreciation, depletion and amortization	1,660	1,885	3,411	3,820
FFO	1,318	(1,054)	3,547	(35)

Stock-based compensation and incentive	601	334	1,243	585
Deferred impact of interest rate swap terminations	32	127	94	311
Real estate related acquisition and due diligence costs	—	—	62	—
Distributions on Preferred units and stock	(840)	(3,055)	(1,680)	(6,120)
AFFO	$1,111	$(3,648)	$3,266	$(5,259)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	51,985	32,836	49,739	32,527

Net loss per share available to common stockholders	$0.04	$(0.19)	$0.05	$(0.21)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.02	0.10	0.04	0.21
Depreciation and depletion	0.03	0.06	0.07	0.12
Stock-based compensation and incentive	0.01	0.01	0.02	0.02
(Gain) loss on disposition of assets	(0.06)	—	(0.08)	(0.11)
Distributions on Preferred units and stock	(0.02)	(0.09)	(0.03)	(0.19)
AFFO per diluted weighted average share	$0.02	$(0.11)	$0.07	$(0.16)

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2022	2021	2022	2021
Basic weighted average shares outstanding	50,362	31,072	48,084	30,747
Weighted average OP units on an as-if converted basis	1,337	1,479	1,347	1,495
Weighted average unvested restricted stock	286	285	308	285
AFFO weighted average common shares	51,985	32,836	49,739	32,527

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

We further adjust EBITDAre for certain additional items such as stock-based compensation and incentive, indirect offering costs, real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments, see AFFO adjustments discussed above) that we consider necessary to understand our operating performance. We believe that Adjusted EBITDAre provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$2,993	$(2,865)	$4,131	$(388)
Interest expense	3,743	3,902	7,570	7,961
Income tax expense	96	—	96	—
Depreciation, depletion and amortization	1,660	1,885	3,411	3,820
Gain on disposition of assets	(3,335)	(74)	(3,995)	(3,467)
EBITDAre	$5,157	$2,848	$11,213	$7,926

Stock-based compensation and incentive	601	334	1,243	585
Real estate related acquisition and due diligence costs	—	—	62	—
Adjusted EBITDAre	$5,758	$3,182	$12,518	$8,511

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure will be LIBOR and SOFR. We may use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also use derivative financial instruments to manage interest rate risk. We do not use such derivatives for trading or other speculative purposes.

At June 30, 2022, $139.5 million, or 32.7%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.1 million per year. At June 30, 2022, 1 month LIBOR was approximately 112 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR and SOFR were reduced to 0 basis points, our cash flow would increase approximately $0.8 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of June 30, 2022, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of June 30, 2022, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

On May 24, 2022, we issued an aggregate of 110,000 shares of common stock in exchange for an equivalent number of Common units pursuant to the terms of the Partnership Agreement.

These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. Our repurchase activity for the three months ended June 30, 2022 under the share repurchase program is presented in the following table. As of the date of this report, we had $40.5 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
April 1, 2022 - April 30, 2022	—	$—	—	$—	—	$40,456
May 1, 2022 - May 31, 2022	—	—	—	—	—	40,456
June 1, 2022 - June 30, 2022	—	—	—	—	—	40,456
Total	—	$—	—	$—	—	$40,456

Subsequent to June 30, 2022, the Company has repurchased no shares of common stock.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: July 28, 2022	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2022	/s/ James Gilligan
James Gilligan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)