Form 10-Q
period 2022-09-30
Farmland Partners Inc.
filed 2022-10-26
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 21, 2022, 54,584,092 shares of the Registrant’s common stock (55,821,431 on a fully diluted basis, including 1,237,339 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of September 30, 2022 (Unaudited) and December 31, 2021

(in thousands, except par value and share data)

	September 30,	December 31,
	2022	2021
ASSETS
Land, at cost	$969,360	$945,951
Grain facilities	10,918	10,754
Groundwater	12,602	10,214
Irrigation improvements	53,431	52,693
Drainage improvements	12,528	12,606
Permanent plantings	53,698	53,698
Other	6,995	6,848
Construction in progress	14,125	10,647
Real estate, at cost	1,133,657	1,103,411
Less accumulated depreciation	(43,224)	(38,303)
Total real estate, net	1,090,433	1,065,108
Deposits	269	58
Cash	8,869	30,171
Assets held for sale	34	530
Notes and interest receivable, net	5,910	6,112
Right of use asset	368	107
Deferred offering costs	53	40
Accounts receivable, net	6,632	4,900
Derivative asset	2,014	—
Inventory	3,123	3,059
Equity method investments	4,149	3,427
Intangible assets, net	2,060	1,915
Goodwill	2,706	2,706
Prepaid and other assets	1,256	3,392
TOTAL ASSETS	$1,127,876	$1,121,525

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$408,372	$511,323
Lease liability	368	107
Dividends payable	3,333	2,342
Derivative liability	—	785
Accrued interest	3,578	3,011
Accrued property taxes	2,856	1,762
Deferred revenue	111	45
Accrued expenses	8,855	9,564
Total liabilities	427,473	528,939

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	109,408	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 54,319,217 shares issued and outstanding at September 30, 2022, and 45,474,145 shares issued and outstanding at December 31, 2021	531	444
Additional paid in capital	646,999	524,183
Retained deficit	(2,189)	(4,739)
Cumulative dividends	(70,705)	(61,853)
Other comprehensive income	3,205	279
Non-controlling interests in operating partnership	13,154	13,762
Total equity	590,995	472,076

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,127,876	$1,121,525

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Rental income	$9,081	$8,850	$27,823	$27,400
Tenant reimbursements	883	861	2,470	2,638
Crop sales	2,471	262	4,316	715
Other revenue	705	132	4,778	940
Total operating revenues	13,140	10,105	39,387	31,693

OPERATING EXPENSES
Depreciation, depletion and amortization	1,665	1,911	5,076	5,731
Property operating expenses	2,115	1,993	6,128	5,632
Cost of goods sold	1,673	417	4,444	1,334
Acquisition and due diligence costs	24	5	86	5
General and administrative expenses	2,505	1,746	8,613	5,258
Legal and accounting	407	2,599	2,479	8,241
Other operating expenses	26	—	65	2
Total operating expenses	8,415	8,671	26,891	26,203
OPERATING INCOME	4,725	1,434	12,496	5,490

OTHER (INCOME) EXPENSE:
Other (income)	(366)	(8)	(380)	(59)
(Income) from equity method investment	—	(15)	(16)	(15)
(Gain) loss on disposition of assets	48	112	(3,948)	(3,355)
Interest expense	3,891	4,014	11,461	11,974
Total other expense	3,573	4,103	7,117	8,545

Net income (loss) before income tax expense	1,152	(2,669)	5,379	(3,055)

Income tax expense	33	—	129	—

NET INCOME (LOSS)	1,119	(2,669)	5,250	(3,055)

Net (income) loss attributable to non-controlling interests in operating partnership	(25)	115	(135)	127

Net income (loss) attributable to the Company	1,094	(2,554)	5,115	(2,928)

Nonforfeitable distributions allocated to unvested restricted shares	(16)	(14)	(47)	(42)
Distributions on Series A Preferred Units and Series B Preferred Stock	(728)	(3,055)	(2,408)	(9,175)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$350	$(5,623)	$2,660	$(12,145)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.01	$(0.17)	$0.05	$(0.39)
Diluted net income (loss) available to common stockholders	$0.01	$(0.17)	$0.05	$(0.39)
Basic weighted average common shares outstanding	53,495	32,551	49,908	31,355
Diluted weighted average common shares outstanding	53,495	32,551	49,908	31,355
Dividends declared per common share	$0.06	$0.05	$0.17	$0.15

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$1,119	$(2,669)	$5,250	$(3,055)
Amortization of other comprehensive income	141	234	453	764
Net change associated with current period hedging activities	1,207	390	2,473	1,332
Comprehensive income (loss)	2,467	(2,045)	8,176	(959)
Comprehensive income (loss) attributable to non-controlling interests	(25)	115	(135)	127
Net income (loss) attributable to Farmland Partners Inc.	$2,442	$(1,930)	$8,041	$(832)

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and nine months ended September 30, 2022 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076
Net income	—	—	—	1,106	—	—	33	1,139
Issuance of stock	2,913	29	38,264	—	—	—	—	38,293
Grant of unvested restricted stock	147	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(14)	—	(185)	—	—	—	—	(185)
Stock-based compensation	—	—	642	—	—	—	—	642
Dividends accrued or paid	—	—	—	(878)	(2,428)	—	(68)	(3,374)
Net change associated with current period hedging transactions	—	—	—	—	—	1,107	—	1,107
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(187)	—	—	—	187	—
Balance at March 31, 2022	48,519	$473	$562,717	$(4,511)	$(64,281)	$1,386	$13,914	$509,698
Net income	—	—	—	2,915	—	—	77	2,992
Issuance of stock	4,121	41	60,108	—	—	—	—	60,149
Forfeiture of unvested restricted stock	(7)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(1)	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	—	185	—	—	—	—	185
Dividends accrued or paid	—	—	—	(859)	(3,165)	—	(75)	(4,099)
Conversion of common units to shares of common stock	110	1	1,213	—	—	—	(1,214)	—
Net change associated with current period hedging transactions	—	—	—	—	—	471	—	471
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(474)	—	—	—	474	—
Balance at June 30, 2022	52,742	$515	$623,748	$(2,455)	$(67,446)	$1,857	$13,176	$569,395
Net income	—	—	—	1,094	—	—	25	1,119
Issuance of stock	1,565	16	22,927	—	—	—	—	22,943
Grant of unvested restricted stock	2	—	—	—	—	—	—	—
Stock-based compensation	—	—	351	—	—	—	—	351
Dividends accrued or paid	—	—	—	(828)	(3,259)	—	(74)	(4,161)
Conversion of common units to shares of common stock	10	—	106	—	—	—	(106)	—
Net change associated with current period hedging transactions	—	—	—	—	—	1,348	—	1,348
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(133)	—	—	—	133	—
Balance at September 30, 2022	54,319	$531	$646,999	$(2,189)	$(70,705)	$3,205	$13,154	$590,995

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and nine months ended September 30, 2021 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income (Loss)	Partnership	Equity
Balance at December 31, 2020	30,571	$297	$345,870	$1,037	$(54,751)	$(2,380)	$15,841	$305,914
Net income	—	—	—	2,360	—	—	117	2,477
Grant of unvested restricted stock	113	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	251	—	—	—	—	251
Dividends accrued or paid	—	—	—	(3,065)	(1,540)	—	(74)	(4,679)
Conversion of common units to shares of common stock	159	1	1,697	—	—	—	(1,698)	—
Net change associated with current period hedging transactions	—	—	—	—	—	1,501	—	1,501
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	38	—	—	—	(38)	—
Balance at March 31, 2021	30,840	$298	$347,856	$332	$(56,291)	$(879)	$14,148	$305,464
Net (loss)	—	—	—	(2,735)	—	—	(130)	(2,865)
Issuance of stock	1,955	19	25,281	—	—	—	—	25,300
Grant of unvested restricted stock	16	—	—	—	—	—	—	—
Stock-based compensation	—	—	334	—	—	—	—	334
Dividends accrued or paid	—	—	—	(3,054)	(1,641)	—	(74)	(4,769)
Net change associated with current period hedging transactions	—	—	—	—	—	(29)	—	(29)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(172)	—	—	—	172	—
Balance at June 30, 2021	32,811	$317	$373,299	$(5,457)	$(57,932)	$(908)	$14,116	$323,435
Net (loss)	—	—	—	(2,554)	—	—	(114)	(2,668)
Issuance of stock	5	1	65	—	—	—	—	66
Grant of unvested restricted stock	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	334	—	—	—	—	334
Dividends accrued or paid	—	—	—	(3,055)	(1,647)	—	(70)	(4,772)
Conversion of common units to shares of common stock	123	1	1,275	—	—	—	(1,275)	1
Net change associated with current period hedging transactions	—	—	—	—	—	624	—	624
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(7)	—	—	—	7	—
Balance at September 30, 2021	32,943	$319	$374,966	$(11,066)	$(59,579)	$(284)	$12,664	$317,020

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,250	$(3,055)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,076	5,731
Amortization of deferred financing fees and discounts/premiums on debt	272	304
Amortization of net origination fees related to notes receivable	(28)	—
Stock-based compensation	1,178	919
Stock-based incentive	417	—
(Gain) on disposition of assets	(3,948)	(3,355)
(Income) from equity method investment	(16)	(15)
Proceeds from litigation settlement	—	550
Bad debt expense	24	—
Amortization of dedesignated interest rate swap	417	764
Loss on early extinguishment of debt	162	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(1,913)	(3,312)
(Increase) Decrease in interest receivable	(43)	(117)
(Increase) Decrease in other assets	1,903	(1,301)
(Increase) Decrease in inventory	(64)	(588)
Increase (Decrease) in accrued interest	935	(379)
Increase (Decrease) in accrued expenses	(2,091)	4,336
Increase (Decrease) in deferred revenue	124	(52)
Increase (Decrease) in accrued property taxes	1,101	808
Net cash provided by operating activities	8,756	1,238

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(36,943)	(31,008)
Real estate and other improvements	(3,040)	(2,186)
Acquisition of non-real estate assets	(75)	—
Investment in equity method investees	(705)	(991)
Principal receipts on notes receivable	1,577	37
Origination fees on notes receivable	60	—
Issuance of notes receivable	(3,500)	(3,702)
Proceeds from sale of property	16,901	28,710
Net cash (used in) investing activities	(25,725)	(9,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	114,000	26,750
Repayments on mortgage notes payable	(216,941)	(33,976)
Proceeds from ATM offering	121,326	25,365
Issuance of stock	59	—
Participating preferred stock repurchased	—	(650)
Payment of debt issuance costs	(444)	(147)
Payment of swap fees	(401)	(291)
Redemption of Series A preferred units	(10,158)	—
Dividends on common stock	(7,867)	(4,713)
Shares withheld for income taxes on vesting of equity-based compensation	(186)	—
Distributions on Series A preferred units	(3,510)	(3,510)
Distributions on Series B participating preferred stock	—	(6,542)
Distributions to non-controlling interests in operating partnership, common	(211)	(228)
Net cash provided by (used in) financing activities	(4,333)	2,058

NET (DECREASE) IN CASH	(21,302)	(5,844)
CASH, BEGINNING OF PERIOD	30,171	27,217
CASH, END OF PERIOD	$8,869	$21,373

Cash paid during period for interest	$10,217	$11,019
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2022 and 2021

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$3,259	$1,647
Dividend payable, common units	$74	$68
Distributions payable, Series A preferred units	$2,408	$2,633
Conversion of Convertible Notes into Investment in equity method investee	$—	$2,417
Additions to real estate improvements included in accrued expenses	$1,053	$164
Swap fees payable included in accrued interest	$36	$36
Prepaid property tax liability acquired in acquisitions	$55	$—
Deferred offering costs amortized through equity in the period	$107	$80
Right of Use Asset	$368	$142
Lease Liability	$368	$142
Non-cash conversion of notes receivable to real estate	$2,135	$—

See accompanying notes.

Farmland Partners, Inc.

Notes to the Unaudited Financial Statements as of September 30, 2022

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2022, FPI owned a 97.7% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of September 30, 2022, the Operating Partnership owns a 9.97% equity interest in an unconsolidated equity method investment that holds 10 properties (see “Note 1—Convertible Notes Receivable”, “Note 1—Equity Method Investments”, and “Note 4—Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of September 30, 2022, the Company owned a portfolio of approximately 160,800 acres of farmland which are consolidated in these financial statements. In addition, the Company serves as property manager over approximately 29,800 acres of farmland.

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

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of September 30, 2022, the TRS performed direct farming operations on 2,306 acres of farmland owned by the Company located in California and Michigan.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of December 31, 2021 and September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited. The accompanying financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of actual operating results for the entire year ending December 31, 2022.

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

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and nine months ended September 30, 2022 and 2021, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit, and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs. As of September 30, 2022, we had $408.4 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $1.1 billion. We also have an effective shelf registration statement with approximately $100 million of capacity, excluding availability on any At-the-Market Equity Offering Program (collectively, the “ATM Program”) currently in place, pursuant to which we could issue additional equity or debt securities. During the nine months ended September 30, 2022, we raised $121.3 million of equity capital from our ATM Program. For more information on the ATM Program please see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Notes and Interest Receivable

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of September 30, 2022 and December 31, 2021, the Company had four and five notes outstanding, respectively, under the Company’s loan program (the “FPI Loan Program”) and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Notes Receivable.”

Convertible Notes Receivable

On January 20, 2021, the Company entered into property sale and long-term management agreements with Promised Land Opportunity Zone Farms I, LLC (the "OZ Fund"), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States, as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”), resulting in a gain on disposition of assets totaling $2.4 million. The OZ Convertible Notes had an interest rate of 1.35% and an aggregate principal balance of $2.4 million. On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, into membership interests in the OZ Fund, in accordance with the terms of the OZ Convertible Notes. The value of the conversion was $2.4 million and the Company’s membership interests in the OZ Fund were approximately 7.6% upon conversion and increased to 9.97% as of September 30, 2022 after subsequent capital contributions. Please refer to “Note 4—Related Party Transactions.”

Allowance for Notes and Interest Receivable

A note is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the note is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual notes are recorded as interest income when the payment is received. The note is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the note receivable and evaluates whether the value of the collateral continues to provide adequate security for the note. Should the value of the underlying collateral become less than the outstanding principal and interest, the Company will determine whether an allowance is necessary. Any uncollectible interest previously accrued is also charged off. As of September 30, 2022, we believe the value of the underlying collateral for each of the notes to be sufficient and in excess of the respective outstanding principal and accrued interest and no notes are currently on non-accrual status.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of September 30, 2022 and December 31, 2021. An allowance for doubtful accounts is recorded on the Consolidated Statement of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

The costs of growing crops on farms under direct operations are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crop or harvested crop, as appropriate. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of goods sold was $1.7 million and $0.4 million, respectively, for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the cost of harvested crop sold was $4.4 million and $1.3 million, respectively.

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

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of September 30, 2022 and December 31, 2021, inventory consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Harvested crop	$232	$164
Growing crop	2,891	2,895
	$3,123	$3,059

Equity Method Investments

As partial consideration for certain transactions with the OZ Fund, the Company received the OZ Convertible Notes, which on July 16, 2021, were converted into a 7.6% equity interest upon conversion and increased to 9.97% as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $4.1 million and $3.4 million, respectively, including aggregate capital contributions of $1.7 million and $1.0 million through September 30, 2022 and December 31, 2021, respectively. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund (the “Fund Agreement”). Under the Fund Agreement, the Manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Company’s capital contributions are capped at $20.0 million.

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

On November 15, 2021, we acquired 100% of the membership interests of Murray Wise Associates, LLC (“MWA”), an agricultural asset management, brokerage and auction company, for total transaction value of $8.1 million, comprised of $5.3 million of consideration paid at closing, net of $2.8 million of closing adjustments. The consideration paid at closing was comprised of $2.2 million in cash and $3.1 million in shares of our common stock. The primary reason for the acquisition was to increase the Company’s breadth of activities in the farmland sector, while adding additional sources of revenue and market insight. As a result of the acquisition, MWA became a wholly owned subsidiary of the TRS. The Company issued an aggregate of 248,734 shares of common stock at a price of $12.61 per share in connection with the closing of the acquisition. The Company has entered into an incentive compensation agreement providing for the issuance of up to $3.0 million in shares of common stock for the benefit of current and prospective MWA employees aside from Murray Wise, who was appointed to our Board of Directors in connection with the closing of the acquisition, the receipt of which is tied to achieving certain profitability and asset-under-management objectives within three years following the closing of the transaction. Stock-based incentive expense related to these awards will be recognized ratably over the same three-year period to which it relates. For the three and nine months ended September 30, 2022, the Company recorded $0.0 million and $0.4 million, respectively, for these awards. As of September 30, 2022, $0.4 million is included in accrued expenses on the accompanying consolidated balance sheets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the three and nine months ended September 30, 2022, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization. Customer relationships are subject to amortization and are amortized over a period of 12 years. During the three and nine months ended September 30, 2022, the Company recorded amortization of customer relationships of less than $0.1 million for each period.

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

Recently Adopted Accounting Standards

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

Leases in place as of September 30, 2022 have terms ranging from one to 40 years, though, most of the Company’s farming leases range from two to three years for row crops and one to seven years for permanent crops. Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2022 and December 31, 2021, the Company had $0.1 million and less than $0.1 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized during the three and nine months ended September 30, 2022 and 2021:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Leases in effect at the beginning of the year	$7,008	$6,902	$22,558	$23,635
Leases entered into during the year	2,073	1,948	5,265	3,765
	$9,081	$8,850	$27,823	$27,400

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of September 30, 2022, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2022 and each of the next four years and thereafter as of September 30, 2022 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2022 (remaining three months)	$8,713
2023	30,349
2024	20,762
2025	10,950
2026	5,019
Thereafter	36,484
$112,277

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

Crop Sales: The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the three months ended September 30, 2022 and 2021 were $2.5 million and $0.3 million, respectively. Revenues from the sale of harvested crops recognized for the nine months ended September 30, 2022 and 2021 were $4.3 million and $0.7 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms under direct operations. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the transaction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties. Payments received in advance are included in deferred revenue until they are earned. Interest income is recognized on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

The following table presents other revenue that is disaggregated by revenue source for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Auction and brokerage fees	$401	$—	$1,852	$—
Crop insurance proceeds	—	—	1,925	—
Property management income	174	46	497	103
Other	130	86	504	837
	$705	$132	$4,778	$940

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2022, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Revenue for the three and nine months ended September 30, 2022 are not necessarily indicative of actual revenue for the entire year ending December 31, 2022. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater revenue in that quarter. If a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2022 and 2021, and the fixed and variable rent recorded by the Company for the three and nine months ended September 30, 2022 and 2021 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm (2)	2022	2021	2022	2021	2022	2021
Corn Belt	29.1%	27.3%	44.7%	34.0%	41.4%	35.5%
Delta and South	20.4%	20.4%	13.4%	13.8%	14.8%	11.6%
High Plains	18.1%	18.8%	9.8%	8.2%	9.3%	8.0%
Southeast	25.1%	26.2%	23.4%	22.5%	23.3%	23.0%
West Coast	7.3%	7.3%	8.7%	21.5%	11.2%	21.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1)

Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent revenue, regional comparisons by rental income are not fully representative of each region’s income-producing capacity until a full year is taken into account.

(2)

Corn Belt includes farms located in Illinois, Indiana, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and South Dakota. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Chairman and Chief Executive Officer. The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.02 million and $0.03 million during the three months ended September 30, 2022 and 2021, respectively, and $0.09 million and $0.12 million during the nine months ended September 30, 2022 and 2021, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund. The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas P. Heneghan, one of the Company's independent directors. Mr. Heneghan has an indirect investment in the OZ Fund. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable, resulting in a gain on disposition of assets totaling $2.4 million. On July 16, 2021, the OZ Convertible Notes were converted into a 7.6% equity interest in the OZ Fund. As of September 30, 2022, the Company had a 9.97% interest in the OZ Fund. Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter of the gross book value under $50 million and (ii) 0.2000% times gross book value per quarter of the gross book value in excess of $50 million and under $100 million and (iii) 0.1875% times gross book value per quarter of gross book value in excess of $100 million. The Company earned management fees of $0.11 million and $0.05 million, respectively, during the three months ended September 30, 2022 and 2021 and $0.31 million and $0.10 million, respectively, during the nine months ended September 30, 2022 and 2021.

Note 5—Real Estate

During the nine months ended September 30, 2022, the Company completed twelve acquisitions, consisting of twelve properties, in the Corn Belt region. Aggregate consideration for these acquisitions totaled $36.9 million. No intangible assets were acquired through these acquisitions.

During the nine months ended September 30, 2021, the Company completed five acquisitions, consisting of five properties, in the Corn Belt, Delta and South and Southeast regions. Aggregate consideration for these acquisitions totaled $31.0 million. No intangible assets were acquired through these acquisitions.

During the nine months ended September 30, 2022, the Company completed five dispositions consisting of five properties in the Corn Belt, High Plains and Southeast regions. The Company received cash consideration for these dispositions totaling $16.9 million and recognized an aggregate gain on sale of $3.9 million.

During the nine months ended September 30, 2021, the Company completed nine dispositions consisting of seventeen properties in the Corn Belt, Delta and South and Southeast regions. The Company received cash consideration for these dispositions totaling $28.7 million and $2.4 million of convertible notes receivable (which were subsequently converted to membership interests in the OZ Fund on July 16, 2021), and recognized an aggregate gain on sale of $3.4 million.

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

Notes receivable are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values and current trends. Accrued interest write-offs are recognized as credit loss expense. The Company has estimated zero expected credit losses on its notes receivable principal balances as of September 30, 2022 and December 31, 2021. The Company recorded no credit loss expense related to interest receivables during the three and nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company held the following notes receivable:

($ in thousands)		Principal Outstanding as of		Maturity
Loan	Payment Terms	September 30, 2022	December 31, 2021	Date
Mortgage Note (1)	Principal & interest due at maturity	$217	$223	12/7/2028
Mortgage Note (1)	Principal due at maturity & interest due monthly	—	2,135	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due quarterly	—	1,571	6/23/2023
Mortgage Note (3)	Principal due at maturity & interest due semi-annually	2,100	2,100	8/18/2023
Mortgage Note (4)	Principal due at maturity & interest due quarterly	1,000	—	11/28/2022
Mortgage Note (4)	Principal due at maturity & interest due quarterly	2,500	—	3/3/2025
Total outstanding principal		5,817	6,029
Interest receivable (net prepaid interest and points)		93	83
Provision for interest receivable		—	—
Total notes and interest receivable		$5,910	$6,112
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes included mortgages on two additional properties in Colorado that included repurchase options for the properties at a fixed price that were exercisable by the buyer between the third and fifth anniversary of the issuance of the notes and expired on March 16, 2022 unexercised. Upon expiration of the repurchase options, the properties are no longer accounted for as financing transactions and became owned by the Company. They are included in real estate on the accompanying consolidated balance sheets based on the net unpaid note balances.
(2)	On July 27, 2021, the Company entered into a loan secured against farmland, which was repaid in full on April 13, 2022.
(3)	On August 18, 2021, the Company entered into a loan secured against farmland.
(4)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.

The collateral for the mortgage notes receivable consists of real estate, personal property and growing crops.

The fair value of notes receivable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on mortgage notes receivable with comparable terms and credit risk whenever the interest rates on the notes receivable are deemed not to be at market rates. As of September 30, 2022 and December 31, 2021, the fair value of the notes receivable was $6.1 million and $6.0 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

 As of September 30, 2022 and December 31, 2021, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of			Outstanding as of			as of
	Interest	September 30,	Interest Rate	Next Adjustment	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	2022	Terms	Date (1)	2022	2021	Date	2022
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$13,827	$13,827	April 2025	$21,438
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	11,160	11,160	April 2025	18,584
MetLife Term Loan #1	Semi-annual	3.30%	Fixed for 3 years	March 2023	72,622	83,206	March 2026	182,578
MetLife Term Loan #2	Semi-annual	3.60%	Fixed for 3 years	N/A (3)	—	16,000	March 2026	—
MetLife Term Loan #3	Semi-annual	3.60%	Fixed for 3 years	N/A (3)	—	16,800	March 2026	—
MetLife Term Loan #4	Semi-annual	3.30%	Fixed for 3 years	March 2023	9,880	13,017	June 2026	25,698
MetLife Term Loan #5	Semi-annual	3.50%	Fixed for 3 years	January 2023	5,179	6,779	January 2027	10,096
MetLife Term Loan #6	Semi-annual	3.45%	Fixed for 3 years	February 2023	21,726	27,158	February 2027	58,087
MetLife Term Loan #7	Semi-annual	3.20%	Fixed for 3 years	June 2023	15,698	16,198	June 2027	29,629
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 3 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	3.20%	Fixed for 3 years	May 2024	16,800	16,800	May 2028	33,652
MetLife Term Loan #10	Semi-annual	3.00%	Fixed for 3 years	October 2023	48,985	49,874	October 2030	103,870
MetLife Term Loan #11	Semi-annual	2.85%	Fixed for 3 years	October 2024	12,750	12,750	October 2031	27,102
MetLife Term Loan #12	Semi-annual	3.11%	Fixed for 3 years	December 2024	14,359	14,359	December 2031	28,884
Rabobank (2)	Semi-annual	4.36%	LIBOR + 1.70%	March 2024 (4)	59,500	59,500	March 2028	129,117
Rutledge Facility	Quarterly	4.07%	SOFR + 1.95%	February 2023 (4)	64,000	112,000	March 2027	231,751
Total outstanding principal					410,486	513,428		$1,010,528
Debt issuance costs					(2,114)	(2,105)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net (5)					$408,372	$511,323
(1)	On each adjustment date for Metlife Term Loan #1-10, Metlife may, at its option, adjust the rate of interest to any rate of interest determined by Metlife consistent with rates for substantially similar loans secured by real estate substantially similar to the collateral. For Metlife Term Loan #11, the interest rate will be adjusted to the greater of the three-year U.S. treasury rate plus 2.20% or 2.85%. For Metlife Term Loan #12, the interest rate will be adjusted to the greater of the three-year U.S. treasury rate plus 2.10% or 2.75%. The Company may make a prepayment equal to the unpaid principal balance, at the time of rate adjustment, for each of the MetLife loans.
(2)	The Company has an interest rate swap agreement with Rabobank to add stability to interest expense and to manage our exposure to interest rate movements (see “Note 10—Hedge Accounting”).
(3)	MetLife Term Loan #2 and MetLife Term Loan #3 were paid off during the nine months ended September 30, 2022.
(4)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms”.
(5)	On October 13, 2022, the Company entered into a loan agreement with respect to a $75.0 million revolving credit facility with an affiliate of MetLife Investment Management, LLC. See “Note 12—Subsequent Events” for more information.

Farmer Mac Facility

As of September 30, 2022 and December 31, 2021, the Company had approximately $25.0 million outstanding under the Farmer Mac facility. The Farmer Mac facility is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as financial covenants, including: a maximum leverage ratio of not more than 60%; a minimum fixed charge coverage ratio of 1.50 to 1.00; and a minimum tangible net worth requirement. The Company was in compliance with all applicable covenants at September 30, 2022.

MetLife Term Loans

As of September 30, 2022 and December 31, 2021, the Company had $262.0 million and $316.9 million outstanding, respectively, under the loan agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife loan agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

In connection with each of the MetLife loan agreements, FPI and the Operating Partnership each entered into separate guarantees whereby FPI and the Operating Partnership jointly and severally agree to unconditionally guarantee the obligations under the Metlife loan agreements (the “MetLife guarantees”). The MetLife guarantees contain a number of customary affirmative and negative covenants.

The Company was in compliance with all covenants under the MetLife loan agreements and MetLife guarantees as of September 30, 2022.

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

Rabobank Mortgage Note

As of September 30, 2022 and December 31, 2021, the Company and the Operating Partnership had $59.5 million and $59.5 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of September 30, 2022.

Rutledge Credit Facility

On February 18, 2022, the Company and the Operating Partnership, as guarantors, and American Farmland Company L.P. (“AFCO”), a wholly owned subsidiary of the Company as the borrower, entered into an Amended, Restated and Consolidated Loan Agreement (the “Consolidated Loan Agreement”) with Rutledge Investment Company ("Rutledge"), pursuant to which the parties agreed to consolidate the Company's five outstanding promissory notes with Rutledge (the "Legacy Rutledge Loans") into a single revolving credit loan in an aggregate principal amount of up to $112.0 million (the "Consolidated Loan") maturing on March 1, 2027 (the "Maturity Date" and collectively, the “Refinancing”). As a condition to Rutledge providing the Refinancing, the Company and the Operating Partnership individually entered into Amended and Restated Guaranty Agreements with Rutledge, each dated as of February 18, 2022 (each, a “Guaranty Agreement”) whereby we are required to unconditionally guarantee AFCO's obligations under the Consolidated Loan, and AFCO entered into that certain Consolidation of Notes and Modification and Extension Agreement with Rutledge, dated as of February 18, 2022 (the “Modification Agreement,” and together with the Consolidated Loan Agreement and the Guaranty Agreements, the “Refinancing Agreements”). As of September 30, 2022 and December 31, 2021, the Company and the Operating Partnership had $64.0 million and $112.0 million, respectively, outstanding under the Rutledge Facility. As of September 30, 2022, $48.0 million remains available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

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

LIBOR

The use of LIBOR was phased out at the end of 2021, although the phase out of U.S. dollar LIBOR has been delayed until mid-2023. Currently, no official replacement rate has been identified. As of September 30, 2022, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rabobank Mortgage Note. There can be no assurances as to what the alternative base rate will be in the event that LIBOR is discontinued, and the Company can provide no assurances whether that base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the continued phasing out of LIBOR and will work with its lenders to ensure that any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of LIBOR discontinuation.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.1 million and $1.7 million as of September 30, 2022 and December 31, 2021, respectively.

Aggregate Maturities

As of September 30, 2022, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2022 (remaining three months)	$—
2023	—
2024	2,100
2025	27,087
2026	84,602
Thereafter	296,697
$410,486

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2022 and December 31, 2021, the fair value of the mortgage notes payable was $373.3 million and $522.7 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

The Company has five leases in place for office space with monthly payments ranging between $850 and $13,377 per month and lease terms expiring between December 2022 and October 2025. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 3.35% to 5.31%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the three months ended September 30, 2022 and 2021 was $0.06 million and $0.03 million, respectively. For the nine months ended September 30, 2022 and 2021, total lease cost was $0.17 million and $0.11 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2022 (remaining three months)	$62
2023	196
2024	75
2025	52
2026	—
Thereafter	—
Total lease payments	385
Less: imputed interest	(17)
Lease liability	$368

Litigation

Summary of litigation matters previously resolved:

●	The Brokop Class Action: On April 6, 2022, the Court issued an order granting the Company’s motion for summary judgment in full, and on April 7, 2022, the Court entered a final judgment dismissing Brokop’s claims with prejudice. That judgment became final on May 6, 2022, when the period for Brokop to appeal the judgment expired.
●	The Winter Derivative Action: In light of the judgment dismissing the Brokop Class Action, the parties stipulated to the dismissal of the Winter Derivative Action, and the court entered a dismissal order on May 9, 2022.
●	The Luger Derivative Action: The parties filed a joint notice of voluntary dismissal of the appeal in the Luger Action on May 11, 2022, and the court ordered dismissal of the case on May 18, 2022.

Sabrepoint Update:

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment, and is confident that the order will be overturned and the litigation will be allowed to proceed. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. The parties have briefed the narrowed appeal before the Texas Court of Appeals and oral arguments have been scheduled for November 30, 2022.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of September 30, 2022, the Company has an approximate aggregate net book value of $8.3 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise, plus additional payments totaling $0.5 million as of September 30, 2022. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI

401(k) Plan at its discretion. The Company has safe harbor contributions of $0.1 million for nine months ended September 30, 2022.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of September 30, 2022 and December 31, 2021, FPI owned 97.7% and 97.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 2.3% and 3.0% interests, respectively, are held in the form of Common units and comprise non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership are considered to be both the Common units and the Series A preferred units.

Common Units in Operating Partnership, OP Units

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company issued 120,000 and 281,453, respectively, of shares of common stock upon redemption of 120,000 and 281,453, respectively, of Common units that had been tendered for redemption. There were approximately 1.2 million and 1.4 million outstanding Common units eligible to be tendered for redemption as of September 30, 2022 and December 31, 2021, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase/(decrease) the non-controlling interest in the Operating Partnership by $0.8 million and less than $0.1 million during the nine months ended September 30, 2022 and 2021, respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. 107,000 Series A preferred units were outstanding as of September 30, 2022 following such redemptions. Total liquidation value of such preferred units as of September 30, 2022 and December 31, 2021 was $109.4 million and $120.5 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the nine months ended September 30, 2022 and 2021:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2020	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,633
Balance at September 30, 2021	117	$119,633

Balance at December 31, 2021	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,408
Redemption of Series A preferred units	(10)	(10,000)
Balance at September 30, 2022	107	$109,408

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

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the nine months ended September 30, 2022 and 2021:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2022	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500
	February 22, 2022	April 1, 2022	April 15, 2022	$0.0500
	May 2, 2022	July 1, 2022	July 15, 2022	$0.0600
				$0.1600

2021	November 3, 2020	January 1, 2021	January 15, 2021	$0.0500
	February 11, 2021	April 1, 2021	April 15, 2021	$0.0500
	May 7, 2021	July 1, 2021	July 15, 2021	$0.0500
				$0.1500

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $2.4 million in distributions payable as of September 30, 2022. The distributions are payable annually in arrears on January 15 of each year.

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

During the nine months ended September 30, 2022, the Company repurchased no shares of its common stock. As of September 30, 2022, the Company had approximately $40.5 million of capacity under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of September 30, 2022, there were 0.6 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of September 30, 2022 and 2021 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2021	297	$8.87
Granted	149	11.78
Vested	(173)	8.17
Forfeited	(8)	11.32
Unvested at September 30, 2022	265	$10.86

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $0.4 million and $0.3 million, for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $0.9 million, for the nine months ended September 30, 2022 and 2021, respectively. As described in “Note 1—Organization and Significant Accounting Policies—Business Combinations”, the Company recognized $0.0 million and $0.4 million during the three and nine months ended September 30, 2022, respectively, related to stock-based incentive expense in connection with the MWA acquisition, which are included in the amounts above. As of September 30, 2022 and December 31, 2021, there were $2.1 million and $1.6 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.8 years.

At-the-Market Offering Program (the “ATM Program”)

On October 29, 2021, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $75.0 million (the "$75.0 million ATM Program”). In connection with its entry into these distribution agreements, the Company terminated the equity distribution agreements, each dated as of May 14, 2021, for its prior ATM Program. On May 6, 2022, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the "$100.0 million ATM Program”). During the nine months ended September 30, 2022, the Company sold 5,282,647 shares and generated $73.2 million in gross proceeds and $72.4 million in net proceeds under the $75.0 million ATM Program and sold 3,312,293 shares and generated $49.5 million in gross proceeds and $48.9 million in net proceeds under the $100.0 million ATM Program for totals of 8,594,940 shares and $122.7 million and $121.3 million in gross and net proceeds, respectively.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.1 million and $0.2 million in offering costs during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $0.05 million and $0.04 million, respectively, for each period in deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Farmland Partners Inc.	$1,094	$(2,554)	$5,115	$(2,928)
Less: Nonforfeitable distributions allocated to unvested restricted shares	(16)	(14)	(47)	(42)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(728)	(3,055)	(2,408)	(9,175)
Less: Dividends on Series B Participating Preferred Stock	—	—	—	—
Net income (loss) attributable to common stockholders	$350	$(5,623)	$2,660	$(12,145)

Denominator:
Weighted-average number of common shares - basic	53,495	32,551	49,908	31,355
Conversion of preferred units (1)	—	—	—	—
Unvested restricted shares (1)	—	—	—	—
Redeemable non-controlling interest (1)	—	—	—	—
Weighted-average number of common shares - diluted	53,495	32,551	49,908	31,355

Income (loss) per share attributable to common stockholders - basic	$0.01	$(0.17)	$0.05	$(0.39)
Income (loss) per share attributable to common stockholders - diluted	$0.01	$(0.17)	$0.05	$(0.39)
(1)	Anti-dilutive for the three and nine months ended September 30, 2022 and 2021

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

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis if they are dilutive. For the three and nine months ended September 30, 2022 and 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive. The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis if they are dilutive. For the three and nine months ended September 30, 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the nine months ended September 30, 2022 and 2021, diluted weighted average common shares do not include the impact of 0.3 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.3 million and 1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022	December 31, 2021
Shares	54,054	45,177
Common Units	1,237	1,357
Redeemable Common Units	—	—
Unvested Restricted Stock Awards	265	297
	55,556	46,831

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of September 30, 2022 and December 31, 2021, the Company was

a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). Amortization for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively. Amortization for the nine months ended September 30, 2022 and 2021 was $0.5 million and $0.8 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during the three and nine months ended September 30, 2022 and 2021, were $0.1 million and $0.3 million, respectively.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of September 30, 2022.

As of September 30, 2022, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$2,014

The effect of derivative instruments on the consolidated statements of operations for the periods ended September 30, 2022 and 2021 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

For the three months ended September 30, 2022 and 2021, the amount of noncash loss recognized in net income was $1.3 million and $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, the amount of noncash loss recognized in net income was $2.0 million and $0.3 million, respectively. The net change associated with current period hedging transactions was $1.3 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2022. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Beginning accumulated derivative instrument gain or loss	$279	$(2,380)
Net change associated with current period hedging transactions	2,473	1,676
Amortization of frozen AOCI on de-designated hedge	453	983
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$3,205	$279

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

For the Nine Months Ended
($ in thousands)	September 30, 2022
United States	$2,359
International	—
Total	$2,359

The federal and state income tax provision (benefit) is summarized as follows:

For the Nine Months Ended
($ in thousands)	September 30, 2022
Current:
Federal	$116
Deferred:
Federal	13
Total Tax Expense	$129

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of September 30, 2022 are as follows:

($ in thousands)	September 30, 2022
Deferred tax assets:
Net operating loss	$664
Inventory reserve	16
Total deferred tax assets	680
Deferred tax liabilities:
Fixed assets	$(22)
Intangible Assets	(41)
Total deferred tax liabilities	$(63)
Valuation Allowance	(630)
Net deferred taxes	$(13)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period.

Because of the TRS’s recent history of operating losses, and management not being able to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased/(decreased) by ($0.2) million during the nine months ended September 30, 2022. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.5 million. Prior year amounts are not material.

Net operating losses and tax credit carryforwards as of September 30, 2022 are as follows:

($ in thousands)	September 30, 2022	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$2,958	Does not expire
Net operating losses, state	$709	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

September 30, 2022
Statutory Rate	21.00%
State Tax	5.87%
Valuation Allowance	(21.96)%
Total	4.91%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On October 24, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on January 17, 2023 to stockholders and unitholders of record as of January 2, 2023.

Real Estate Acquisitions

Subsequent to September 30, 2022, the Company completed two farm acquisitions in the Corn Belt region. Aggregate consideration for these acquisitions totaled $3.4 million.

Metlife Facility

On October 13, 2022, the Company entered into a loan agreement with an affiliate of MetLife Investment Management, LLC which provides for a senior secured revolving line of credit of up to $75.0 million (the “Credit Facility”) at an initial rate equal to the three-month SOFR plus 2.10% per annum, but at no time shall the interest rate be less than 3.25% per annum. On October 1, 2025, MetLife may change the floating rate spread to a rate determined by it, in its sole discretion. The proceeds from the Credit Facility will be used to acquire additional properties, to repay existing debt and for general corporate purposes. The Credit Facility matures on October 1, 2027 and is secured by first and senior lien mortgages on certain of the Company’s properties. Additional information about the Credit Facility can be found in the Company's Current Report on Form 8-K filed with the SEC (as defined below) on October 14, 2022.

Rutledge Facility Borrowing

Subsequent to September 30, 2022, the Company borrowed an additional $7.0 million against the Rutledge Facility.

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

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing war in Ukraine and its impact on our tenant’s businesses and the farm economy generally, the impact of high inflationary environment and increasing interest rates, the impact of the COVID-19 pandemic and efforts to reduce its spread on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Overview and Background

Our primary strategic objective is to be a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America. As of the September 30, 2022, we own farms with an aggregate of approximately 160,800 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, South Carolina, and Virginia. In addition, we serve as property manager over approximately 29,800 acres, including farms in Iowa. As of September 30, 2022, approximately 70% of our portfolio (by value) is used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% is used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2022, FPI owned 97.7% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of September 30, 2022:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt	46,641	20,839	67,480
Delta and South	32,878	1,489	34,367
High Plains	29,163	1,380	30,543
Southeast	40,354	6,107	46,461
West Coast	11,752	—	11,752
	160,788	29,815	190,603
(1)	Corn Belt includes farms located in Illinois, Indiana, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi. High Plains includes farms located in Colorado, Kansas and western Nebraska. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

We intend to continue acquiring additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenant. We also may continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of September 30, 2022, the TRS directly operates 2,306 acres of farmland located in California and Michigan.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic and related stay-at-home orders caused significant declines in gasoline consumption, dining out, and other consumer spending patterns, which impacted demand for agricultural products. Though demand for food, fuel, and agricultural products in general has recovered since 2020, some experts believe the stimulus programs funded by the United States government of approximately $4 trillion in response to the COVID-19 pandemic have contributed to elevated inflation levels in the United States in recent quarters. Inflation in food products is generally favorable for our tenants, while inflation in fuel, nutrients, agricultural chemicals, and other products is generally unfavorable for our tenants. We are unable to quantify the ultimate impact of the COVID-19 pandemic, related government responses, and inflation on our business.

Impact of the War in Ukraine

Food prices were near record highs even before the invasion of Ukraine. Ukraine and the Russian Federation represent large portions of global trade in a variety of agricultural products (e.g., 34% of global wheat exports, according to the International Food Policy Research Institute). The disruption in farming operations in Ukraine, and trade from the Black Sea region has stressed the food supply for many countries that depend on imports of agricultural products from the region, such as Egypt (wheat for food products) and China (corn for livestock).

In July 2022, Ukraine and Russia reached an agreement to allow exports of grain and other agricultural products from Ukrainian Black Sea ports to resume after months of Russian blockade. The agreement was reached at a time when storage capacity was reaching its limits. There is a great deal of uncertainty surrounding this agreement, as less than 24 hours after it was signed, Russian rockets struck port facilities in Odessa, damaging grain loading facilities and casting doubts on insurers' willingness to cover ships operating in the region.

The Russian Federation is also a major exporter of fertilizers and trade restrictions have hampered the flow of fertilizers to countries dependent on imports from the Black Sea region. United States farmers, including our tenants, however, generally source fertilizers from the United States and Canada.

We anticipate that U.S. farmers will continue to be an important contributor to global food imports as Russia continues its aggression against Ukraine, and high demand for primary crops, which are the core of our business, together with high commodity prices, will enhance profitability for U.S. farmers. We can provide no assurances as to whether this anticipated increase in profitability will have an impact on rental rates in the regions in which we operate.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include long-term global demand for food relative to the global supply of food, farmland fundamentals and economic conditions in the markets in which we own farmland and our ability to increase or maintain rental revenues while controlling expenses. We are currently in an environment of appreciating land values, driven by, among other things, inflation, strong commodity prices (further exacerbated by the war in Ukraine) and a positive outlook for farmer profitability. Rapidly rising interest rates can serve as a counter-balancing external factor to this favorable environment. Each year additional farmland in various portions of the world, including the United States, is repurposed for commercial development, thus decreasing the land acreage available for production of grains, oil seeds, permanent and specialty crops necessary to feed the world’s growing population. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply and quality farmland becomes more scarce.

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

Supply

Global supply of agricultural commodities is driven by two primary factors, the number of arable acres available for crop production and the productivity of the acres being farmed. Although the amount of global cropland in use has gradually increased over time, growth has plateaued over the last 20 years. Typically, additions to cropland are in areas of marginal productivity, while cropland loss, driven by urban development, tends to affect primarily highly productive areas. Cropland area continues to increase in developing countries, but after accounting for expected continuing cropland loss, the UN FAO projects only 173 million acres will be added from 2005-2007 to 2050, an approximate 5% increase. In comparison, world population is expected to grow over the same period to 9.1 billion, a nearly 40% increase. According to the World Bank Group arable land per capita has decreased by approximately 50% from 1961 to 2018. While we expect growth in the global supply of arable land, we also expect that landowners will only put that land into production if commodity prices and the value of farmland cause landowners to benefit economically from using the land for farming rather than alternative uses. We also believe that decreases in the amount of arable land in the United States and globally as a result of increasing urbanization will partially offset the impact of additional supply of farmland. Additionally, we believe that farmland lost to urban development disproportionately impacts higher quality farmland. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of tillable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, and improvements in soil health, chemical nutrients and pest control. Furthermore, we expect the shortage of water in many irrigated growing regions in the United States and around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity growth and, in some cases, cause yields to decline on those acres. The supply and farmability of arable land is also impacted by international conflicts, as we are seeing with the ongoing war in Ukraine.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021 and 2022, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases being renegotiated under the robust market conditions experienced in 2021 and thus far in 2022, the first leasing cycle since the farm economy improved, reflected significant rent increases.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of September 30, 2022, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2022 (remaining three months)	25,881	16.1%	$12,102	29.7%
2023	37,792	23.5%	8,480	20.8%
2024	35,670	22.2%	9,470	23.3%
2025	29,102	18.1%	5,794	14.2%
2026	7,118	4.4%	1,636	4.0%
Thereafter	25,225	15.7%	3,202	8.0%
	160,788	100.0%	$40,684	100.0%

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

We incur costs associated with running a public company and managing farmland assets, including, among others, costs associated with our personnel, our Board of Directors, compliance, legal and accounting, due diligence and acquisitions, including, among others, travel expenses, and consulting fees. Over the past 12 months, we have resumed our growth strategy, and our continued growth is likely to result in increases in certain general and administrative expenses, most notably additional personnel in our accounting and finance department. Inflation in personnel costs, which is impacting many United States businesses, is also likely to contribute to this increase. However, we believe this cost will be offset by more farmed acres that we lease and increased management fee revenue as we continue to integrate our late 2021 acquisition of MWA. Moreover, our victory in the shareholder class action resulting from the Rota Fortunae short and distort attack resulted in a three-month period-to-period reduction in legal and accounting expense of approximately $2.2 million, or over 84.3% to the comparable 2021 period.

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

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yields trends in corn and soybeans have been steadily increasing over the last thirty years.  After yields for the 2021/2022 marketing year (September 2021 to August 2022) increased for both corn and soybeans compared to the previous year, the U.S. Department of Agriculture projects modestly lower yields for the 2022/2023 marketing year, partly due to late planting and adverse weather conditions. Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent simplifies the administrative requirements for the landlord and the tenant significantly, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it owns.

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

Since late 2020, prices rebounded to, or near, prior highs, driven by increased demand expectations from China and modest adverse weather conditions around the world.

Interest Rates

The Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) has engaged in a series of significant increases in the discount rate, which is the rate the Federal Reserve charges member banks for overnight funds. These increases affect all borrowing rates, and for variable rate debt and debt with rates that reset periodically, such increases have a direct and relatively immediate impact.

We expect that future changes in interest rates will impact our overall operating performance by, among other things, affecting our borrowing costs and borrowing costs of our tenants. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates or subject to interest rates that reset periodically. In addition, a sustained material increase in interest rates may cause farmland prices to decline if the rise in real interest rates (nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that over time the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

International Trade

After a 55% increase in exports of corn for the 2020/2021 marketing year (September 2020 to August 2021), the USDA estimates corn exports will be down 10% for the 2021/2022 marketing year and a further 8% for the 2022/2023 marketing year, based on a smaller crop and higher expected prices. After a 35% increase in exports of soybeans for the 2020/2021 marketing year (September 2020 to August 2021), the USDA estimates soybean exports will be down 5% for the 2021/2022 marketing year and a further 3% for the 2022/2023 marketing year, based on lower supplies.

According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States are China, Canada, and Mexico. Exports to China for fiscal year 2022 (October 2021 to September 2022) are estimated to be a record of $36 billion, up nearly 8% from 2021. The export forecast for Mexico is $28.5 billion, down $1.0 billion from earlier in the year, but still representing a 19% increase over the previous year, reflecting robust exports of corn, soybeans, dairy, and wheat to date. The export forecast for Canada is $28.5 billion. Exports to all three markets are expected to be the same for fiscal year 2023.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1 — Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

	For the three months ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,081	$8,850	$231	2.6%
Tenant reimbursements	883	861	22	2.6%
Crop sales	2,471	262	2,209	843.1%
Other revenue	705	132	573	434.1%
Total operating revenues	13,140	10,105	3,035	30.0%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,665	1,911	(246)	(12.9)%
Property operating expenses	2,115	1,993	122	6.1%
Cost of goods sold	1,673	417	1,256	301.2%
Acquisition and due diligence costs	24	5	19	380.0%
General and administrative expenses	2,505	1,746	759	43.5%
Legal and accounting	407	2,599	(2,192)	(84.3)%
Other operating expenses	26	—	26	NM
Total operating expenses	8,415	8,671	(256)	(3.0)%
OPERATING INCOME	4,725	1,434	3,291	229.5%

OTHER (INCOME) EXPENSE:
Other (income)	(366)	(8)	(358)	NM
(Income) loss from equity method investment	—	(15)	15	(100.0)%
Loss on disposition of assets	48	112	(64)	(57.1)%
Interest expense	3,891	4,014	(123)	(3.1)%
Total other expense	3,573	4,103	(530)	(12.9)%

Net income (loss) before income tax expense	1,152	(2,669)	3,821	NM

Income tax expense	33	—	33	NM

NET INCOME (LOSS)	$1,119	$(2,669)	$3,788	NM

NM=Not Meaningful

Our net income for the three months ended September 30, 2022 was affected partially by three acquisitions during the three months ended September 30, 2022, as well as substantially lower legal and accounting expense and additional revenue from auction and brokerage activities.

Rental income increased $0.2 million, or 2.6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, resulting primarily from increased solar rent and fixed farm rent, partially offset by lower variable rent due to certain farms in the West Coast region converting to direct operations in the second half of 2021.

Revenues recognized from tenant reimbursement of property taxes remained relatively flat at $0.9 million for the three months ended September 30, 2022 and 2021.

Crop sales totaled $2.5 million for the three months ended September 30, 2022 compared to $0.3 for the three months ended September 30, 2021. This increase is the result of a higher volume of crop sold on our directly operated properties in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Other revenue increased $0.6 million, or 434.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to increased auction and brokerage income as a result of the MWA acquisition, management fees, and interest income on loans.

Depreciation, depletion and amortization decreased $0.2 million, or 12.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease is a result of asset dispositions and more assets becoming fully depreciated partially offset by depreciable assets being placed into service.

Property operating expenses increased $0.1 million, or 6.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, resulting from higher tax and insurance expenses partially offset by lower repairs expenses.

Cost of goods sold totaled $1.7 million for the three months ended September 30, 2022 compared to $0.4 for the three months ended September 30, 2021. This increase is the result of a higher volume of crop sold as the Company directly operated more farms in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

General and administrative expenses increased $0.8 million, or 43.5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. $0.5 million of this increase was related to the November 2021 acquisition of MWA. The remaining increase was largely driven by higher personnel costs and consulting expenses. As the farm economy has strengthened, the Company has focused on growth by adding people, increasing travel and pursuit cost to rebuild its acquisition pipeline.

Legal and accounting expenses decreased $2.2 million, or 84.3%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was primarily the result of lower legal fees incurred in relation to litigation, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.

Other operating expenses were negligible during the three months ended September 30, 2022 and remained relatively consistent compared to the three months ended September 30, 2021.

Other income increased $0.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This is increase is primarily due to proceeds from a property insurance claim due to weather-related damage.

(Income) loss from equity method investment were negligible during the three months ended September 30, 2022 and remained relatively consistent compared to the three months ended September 30, 2021.

Loss on disposition of assets decreased $0.1 million, or 57.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Interest expense decreased $0.1 million, or 3.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease is the result of lower outstanding debt.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	For the nine months ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
OPERATING REVENUES:
Rental income	$27,823	$27,400	$423	1.5%
Tenant reimbursements	2,470	2,638	(168)	(6.4)%
Crop sales	4,316	715	3,601	503.6%
Other revenue	4,778	940	3,838	408.3%
Total operating revenues	39,387	31,693	7,694	24.3%

OPERATING EXPENSES
Depreciation, depletion and amortization	5,076	5,731	(655)	(11.4)%
Property operating expenses	6,128	5,632	496	8.8%
Cost of goods sold	4,444	1,334	3,110	233.1%
Acquisition and due diligence costs	86	5	81	NM
General and administrative expenses	8,613	5,258	3,355	63.8%
Legal and accounting	2,479	8,241	(5,762)	(69.9)%
Other operating expenses	65	2	63	NM
Total operating expenses	26,891	26,203	688	2.6%
OPERATING INCOME	12,496	5,490	7,006	127.6%

OTHER (INCOME) EXPENSE:
Other (income)	(380)	(59)	(321)	544.1%
(Income) from equity method investment	(16)	(15)	(1)	6.7%
(Gain) on disposition of assets	(3,948)	(3,355)	(593)	17.7%
Interest expense	11,461	11,974	(513)	(4.3)%
Total other expense	7,117	8,545	(1,428)	(16.7)%

Net income (loss) before income tax expense	5,379	(3,055)	8,434	NM

Income tax expense	129	—	129	NM

NET INCOME (LOSS)	$5,250	$(3,055)	$8,305	NM

NM=Not Meaningful

Our net income for the nine months ended September 30, 2022 was affected partially by acquisitions consisting of twelve farms and dispositions consisting of five farms during the nine months ended September 30, 2022, as well as substantially lower legal and accounting expense and additional revenue from crop insurance, auction and brokerage activities.

Rental income increased $0.4 million, or 1.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, resulting from increased solar rent, fixed farm and recreation rent, partially offset by variable rent and certain farms in the West Coast region converting to direct operations in the second half of 2021.

Revenues recognized from tenant reimbursement of property taxes decreased $0.2 million, or 6.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease is the result of asset dispositions and the conversion of certain farms to direct operations.

Crop sales increased $3.6 million, or 503.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is the result of a higher volume of crop sold on our directly operated properties.

Other revenue increased $3.8 million, or 408.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to increased auction and brokerage income, crop insurance proceeds from farms under direct operations, management fees, and interest income on loans, partially offset by lower revenue from litigation-related proceeds.

Depreciation, depletion and amortization decreased $0.7 million, or 11.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease is a result of asset dispositions and more assets becoming fully depreciated partially offset by depreciable assets being placed into service.

Property operating expenses increased $0.5 million, or 8.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, resulting from higher tax and insurance expenses, partially offset by lower repairs.

General and administrative expenses increased $3.4 million, or 63.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. $2.2 million of this increase was related to the November 2021 acquisition of MWA. The remaining increase was largely driven by higher personnel costs, travel and consulting expenses. As the farm economy has strengthened, the Company has focused on growth by adding people, increasing travel and pursuit cost to rebuild its acquisition pipeline.

Legal and accounting expenses decreased $5.8 million, or 69.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily the result of lower legal fees incurred in relation to litigation, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.

Other operating expenses increased $0.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Other income increased $0.3 million, or 544.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This is increase is primarily due to proceeds from a property insurance claim due to weather-related damage, partially offset by a loss on early extinguishment of debt as the Company reduced its leverage during the year.

Income from equity method investment were negligible during the nine months ended September 30, 2022 and remained relatively consistent compared to the nine months ended September 30, 2021.

Gain on disposition of assets increased $0.6 million, or 17.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the fact that the sale prices for the farms, in excess of book value, sold during the nine months ended September 30, 2022 were greater than the nine months ended September 30, 2021.

Interest expense decreased $0.5 million, or 4.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease is the result of lower outstanding debt.

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

We entered into equity distribution agreements on October 29, 2021 in connection with the ATM Program, under which we were authorized to issue and sell from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $75.0 million (the "$75.0 million ATM Program"). In connection with our entry into the distribution agreements, we terminated the equity distribution agreements, each dated as of May 14, 2021, for our prior $50.0 million ATM Program (the "$50.0 million ATM Program”). On May 6, 2022, we entered into equity distribution agreements under which we may issue and sell from time to time, through sales agents, shares of our common stock having an aggregate gross sales price of up to $100.0 million (the "$100.0 million ATM Program”). Through September 30, 2022, the Company generated $73.2 million in gross proceeds and $72.4 million in net proceeds under the $75.0 million ATM Program and $49.5 million in gross proceeds and $48.9 million in net proceeds under the $100.0 million ATM Program for a total of $122.7 million and $121.3 million in gross and net proceeds, respectively. As of September 30, 2022, we had $0.0 million in availability under the $75.0 million ATM Program and $50.5 million in availability under the $100.0 million ATM Program. The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to use the net proceeds for future farmland acquisitions in accordance with our investment strategy, for loans under the FPI Loan Program, to reduce leverage and for general corporate purposes. We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. In addition, the Company may increase the size of the ATM Program in the future. During the nine months ended September 30, 2022, we raised $121.3 million of equity capital from our ATM Programs as mentioned above. Furthermore, we have a large portfolio of high-quality real estate assets which we believe could be selectively and readily liquidated if necessary to fund our immediate liquidity needs. As of September 30, 2022, the Company has no material debt maturities due before 2025.

During the nine months ended September 30, 2022, we reduced our overall indebtedness by $102.9 million, largely with proceeds from the sale of shares of common stock under the ATM Program. We have reduced our leverage level (calculated as total real estate, net of depreciation divided by mortgage notes and bonds payable, net of debt issuance costs) from approximately 48% at December 31, 2021 to approximately 37% as of September 30, 2022. We believe that the use of proceeds from the ATM Program in the manner discussed above has substantially strengthened our balance sheet, positioned us to take advantage of growth opportunities that we believe will arise over the coming several quarters and will be significantly accretive to cash flow and to shareholder value.

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

We manage our capital position and liquidity needs by continuously forecasting our expected cash receipts, expenses and capital needs, managing our cash position and monitoring all the sources of capital available to us. Our business model, and the business model of real estate investment companies in general, utilizes a combination of debt and equity capital in financing the business. When debt becomes due, it is generally refinanced or repaid with proceeds from the issuance of equity securities or the sale of farms rather than repaid using our cash flow from operations. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. We have an effective shelf registration statement with approximately $100 million of capacity whereby we could issue additional equity or debt securities, which we have done successfully in the past as mentioned above.

During the nine months ended September 30, 2022, the Company repurchased no shares of its common stock. We currently have authority to repurchase up to an aggregate of $40.5 million in additional shares of our common stock or shares.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of September 30, 2022, refer to “Note 7—Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q. See “Note 12—Subsequent Events” for information about indebtedness incurred subsequent to September 30, 2022.

Sources and Uses of Cash

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$8,756	$1,238
Net cash (used in) investing activities	$(25,725)	$(9,140)
Net cash provided by (used in) financing activities	$(4,333)	$2,058

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

As of September 30, 2022, we had $8.9 million of cash and cash equivalents compared to $21.4 million at September 30, 2021.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $7.5 million primarily as a result of the following:

●	Receipt of $25.0 million in fixed rents, $2.1 million in variable rent and $0.5 million in tenant reimbursements for the nine months ended September 30, 2022 as compared to the receipt of $23.9 million in fixed rents, $2.1 million in variable rents, and $1.5 million in tenant reimbursements in the nine months ended September 30, 2021;
●	Stock-based compensation and incentive during the nine months ended September 30, 2022 of $1.6 million as compared to $0.9 million during the nine months ended September 30, 2021;
●	Gain on disposition of assets during the nine months ended September 30, 2022 of $3.9 million as compared to $3.4 million during the nine months ended September 30, 2021;
●	A change in accounts receivable of $(1.9)million for the nine months ended September 30, 2022 compared to $(3.3) million for the nine months ended September 30, 2021;
●	A change in other assets of $1.9 million for the nine months ended September 30, 2022 compared to $(1.3) million for the nine months ended September 30, 2021;
●	A change in accrued interest of $0.9 million for the nine months ended September 30, 2022 compared to $(0.4) million for the nine months ended September 30, 2021;
●	A change in accrued expenses of $(2.1) million for the nine months ended September 30, 2022 compared to $4.3 million for the nine months ended September 30, 2021; and
●	A change in deferred revenue of $0.1 million for the nine months ended September 30, 2022 compared to $(0.1) million for the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Net cash (used in) investing activities increased by $16.6 million primarily as a result of the following:

●	Property acquisitions during the nine months ended September 30, 2022 of $36.9 million as compared to $31.0 million during the nine months ended September 30, 2021;
●	Property dispositions during the nine months ended September 30, 2022 for cash consideration of $16.9 million as compared to $28.7 million during the nine months ended September 30, 2021;
●	An increase of $0.9 million in real estate improvements as compared to the nine months ended September 30, 2021;
●	Principal repayments on notes receivable under the FPI Loan Program of $1.6 million during the nine months ended September 30, 2022 as compared to $0.0 million during the nine months ended September 30, 2021; and
●	Issuances of notes receivable under the FPI Loan Program of $3.5 million during the nine months ended September 30, 2022 as compared to $3.7 million during the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities increased by $6.4 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the nine months ended September 30, 2022 of $114.0 million as compared to $26.8 million during the nine months ended September 30, 2021;
●	Repayments on mortgage notes payable during the nine months ended September 30, 2022 of $216.9 million as compared to $34.0 million during the nine months ended September 30, 2021;
●	Net proceeds from the ATM Programs during the nine months ended September 30, 2022 of $121.3 million as compared to $25.4 million during the nine months ended September 30, 2021;
●	A decrease of $0.7 million in participating preferred stock repurchases as compared to the nine months ended September 30, 2021;
●	Redemption of Series A preferred units during the nine months ended September 30, 2022 of $10.2 million as compared to $0.0 million during the nine months ended September 30, 2021;
●	Dividends on common stock during the nine months ended September 30, 2022 of $7.9 million as compared to $4.7 million during the nine months ended September 30, 2021; and
●	Distributions on Series B participating preferred stock during the nine months ended September 30, 2022 of $0.0 million as compared to $6.5 million during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

We do not, however, believe that FFO is the only measure of the sustainability of our operating performance. Changes in GAAP accounting and reporting rules that were put in effect after the establishment of Nareit’s definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance. Therefore, in addition to FFO, we present AFFO and AFFO per share, fully diluted, both of which are non-

GAAP measures. Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO. AFFO is not intended to represent cash flow or liquidity for the period and is only intended to provide an additional measure of our operating performance. Even AFFO, however, does not properly capture the timing of cash receipts, especially in connection with full-year rent payments under lease agreements entered into in connection with newly acquired farms. Management considers AFFO per share, fully diluted to be a supplemental metric to GAAP earnings per share. AFFO per share, fully diluted provides additional insight into how our operating performance could be allocated to potential shares outstanding at a specific point in time. Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs. However, other REITs may use different methodologies for calculating AFFO and AFFO per share, fully diluted, and, accordingly, our AFFO and AFFO per share, fully diluted may not always be comparable to AFFO and AFFO per share amounts calculated by other REITs. AFFO and AFFO per share, fully diluted should not be considered as an alternative to net income (loss) or earnings per share (determined in accordance with GAAP) as an indication of financial performance or as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the three and nine months ended September 30, 2022 and 2021. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. As a result, the net impact on interest expense is uneven throughout the life of the swap, which is inconsistent with the purpose of an interest rate swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on the previously outstanding shares of Series B Participating Preferred Stock, which were converted into shares of common stock on October 4, 2021, had a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock,

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net (loss) income available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2022	2021	2022	2021
Net income (loss)	$1,119	$(2,669)	$5,250	$(3,055)
(Gain) loss on disposition of assets	48	112	(3,948)	(3,355)
Depreciation, depletion and amortization	1,665	1,911	5,076	5,731
FFO	2,832	(646)	6,378	(679)

Stock-based compensation and incentive	351	334	1,595	919
Deferred impact of interest rate swap terminations	19	126	113	437
Real estate related acquisition and due diligence costs	24	5	86	5
Distributions on Preferred units and stock	(728)	(3,055)	(2,408)	(9,175)
AFFO	$2,498	$(3,236)	$5,764	$(8,493)

AFFO per diluted weighted average share data:

AFFO weighted average common shares	55,000	34,298	51,563	33,124

Net income (loss) available to common stockholders of Farmland Partners Inc.	$0.01	$(0.17)	$0.05	$(0.39)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.01	0.10	0.06	0.31
Depreciation and depletion	0.03	0.06	0.10	0.17
Stock-based compensation and incentive	0.01	0.01	0.03	0.03
(Gain) on disposition of assets	0.00	0.00	(0.08)	(0.10)
Distributions on Preferred units and stock	(0.01)	(0.09)	(0.05)	(0.28)
AFFO per diluted weighted average share	$0.05	$(0.09)	$0.11	$(0.26)

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Basic weighted average shares outstanding	53,495	32,551	49,908	31,355
Weighted average OP units on an as-if converted basis	1,239	1,460	1,347	1,484
Weighted average unvested restricted stock	266	287	308	285
AFFO weighted average common shares	55,000	34,298	51,563	33,124

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$1,119	$(2,669)	$5,250	$(3,055)
Interest expense	3,891	4,014	11,461	11,974
Income tax expense	33	—	129	—
Depreciation, depletion and amortization	1,665	1,911	5,076	5,731
(Gain) loss on disposition of assets	48	112	(3,948)	(3,355)
EBITDAre	$6,756	$3,368	$17,968	$11,295

Stock-based compensation and incentive	351	334	1,595	919
Real estate related acquisition and due diligence costs	24	5	86	5
Adjusted EBITDAre	$7,131	$3,707	$19,649	$12,219

Inflation

Most of our farming leases are two to three years for row crops and one to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because many of our leases will be renegotiated every one to five years. Furthermore, high levels of inflation are causing the Federal Reserve to increase interest rates, which may impact many borrowers, including the Company.

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

At September 30, 2022, $123.5 million, or 30.1%, of our debt had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $0.9 million per year. At September 30, 2022, 1 month LIBOR was approximately 266 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR and SOFR were reduced to 0 basis points, our cash flow would increase approximately $2.1 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of September 30, 2022, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of September 30, 2022, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

On July 15, 2022, we issued an aggregate of 10,000 shares of common stock in exchange for an equivalent number of Common units pursuant to the terms of the Partnership Agreement.

These shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. Our repurchase activity for the three months ended September 30, 2022 under the share repurchase program is presented in the following table. As of the date of this report, we had $40.5 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2022 - July 31, 2022	—	$—	—	$—	—	$40,456
August 1, 2022 - August 31, 2022	—	—	—	—	—	40,456
September 1, 2022 - September 30, 2022	—	—	—	—	—	40,456
Total	—	$—	—	$—	—	$40,456

Subsequent to September 30, 2022, the Company has repurchased no shares of common stock.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The exhibits on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Loan Agreement, dated as of October 13, 2022, by and between FPI Illinois I LLC, PH Farms LLC and Brighthouse Life Insurance Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 14, 2022).

10.2

Guaranty, dated as of October 13, 2022, by Farmland Partners Inc. in favor of Brighthouse Life Insurance Company Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 14, 2022).

10.3

Guaranty, dated as of October 13, 2022, by Farmland Partners Operating Partnership, L.P. in favor of Brighthouse Life Insurance Company (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 14, 2022).

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: October 26, 2022	/s/ Paul A. Pittman
Paul A. Pittman
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2022	/s/ James Gilligan
James Gilligan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)