Form 10-K
period 2022-12-31
Farmland Partners Inc.
filed 2023-02-23
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $680,814,251 based on the closing sales price of $13.80 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 17, 2023, the registrant had 54,340,190 shares of common stock (55,577,529 on a fully diluted basis, including 1,237,339 Common Units of limited partnership interests in the registrant’s Operating Partnership) held by non-affiliates of the registrant outstanding for an aggregate market value of $622,412,632 ($637,891,743 on a fully diluted basis) based on the closing sales price of $12.51 on the New York Stock Exchange on February 17, 2023.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2022.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases and other transactions affecting our capitalization, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing war in Ukraine and its impact on our tenant’s businesses and the farm economy generally, high inflation and increasing interest rates, the onset of an economic recession in the United States and other countries that impact the farm economy, extreme weather events, such as droughts, tornadoes, hurricanes or floods, the impact of future public health crises on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by law.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The following is an overview of the most significant risks to which we are exposed to in the normal course of our business and which are discussed more fully in “Item 1A. Risk Factors” herein. These risks include, but are not limited to, the following:

•	Our business is dependent in part upon the profitability of our tenants' farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

•	We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues, and restrict our ability to pay distributions to our stockholders.

•	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

•	Increases in benchmark interest rates will increase our borrowing costs, which will negatively impact our financial condition, results of operations, growth prospects and ability to make distributions to stockholders.

•	Increases in interest rates will increase our tenants’ borrowing costs and may make it more difficult for them to obtain credit.

•	Global economic conditions, including inflation and supply chain disruptions, could adversely affect our and our tenants’ operations.

•	Approximately 70% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

•	Our farms are exposed to the possibility of extreme weather events, such as droughts, tornadoes, hurricanes and floods, which could damage the farmland and equipment, adversely affect crop yields and the ability of farmers to pay rent to us or adversely impact the financing of such properties.

•	Investments in farmland used for permanent/specialty crops have a different risk profile than farmland used for annual row crops.

•	Our failure to continue to identify and consummate suitable acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which could materially and adversely affect our results of operations and cash available for distribution to our stockholders.

•	We do not intend to continuously monitor and evaluate tenant credit quality and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position.

•	Our short-term leases make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

•	We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional properties, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

•	Laws in certain states where we own property prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

•	We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

•	We may be required to permit the owners of certain third-party access rights on our properties to enter and occupy parts of the properties, including owners of mineral rights and power generation and transportation infrastructure, which could materially and adversely impact the rental value of our properties.

•	We have previously been subject to, and may in the future be subject to, litigation or threatened litigation, which may require us to pay damages and expenses or restrict the operation of our business.

•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

•	Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which may delay, defer or prevent a transaction that our stockholders believe to be in their best interests.

•	Our Board of Directors may change our strategies, policies and procedures without stockholder approval.

•	Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

•	Failure to maintain qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

•	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier than we wish.

•	We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

•	We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2022, FPI owned a 97.8% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI.

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

Our primary strategic objective is to utilize our  position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America  to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of December 31, 2022, we owned farms with an aggregate of approximately 165,200 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, South Carolina, Texas, and Virginia. In addition, as of December 31, 2022, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 30,900 acres, including farms in Iowa (see “Note 4—Related Party Transactions”). As of December 31, 2022, the Operating Partnership owned a 9.97% equity interest in Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), an unconsolidated equity method investment, that holds 12 properties (see “Note 1, Convertible Notes Receivable”). As of December 31, 2022, approximately 70% of our owned portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% was used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, we offer a loan program (the “FPI Loan Program”) pursuant to which we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), is a taxable REIT subsidiary that was formed to provide volume purchasing services to the Company’s tenants and to directly operate farms under certain circumstances. As of December 31, 2022, the TRS performed direct farming operations on 2,175 acres of permanent crop farmland owned by the Company located in California.

FPI strategically seeks opportunities to promote environmentally friendly usage of our farmland. We have long-term lease arrangements on certain farm properties pursuant to which operators engage in solar and wind energy production.

As of December 31, 2022, 20 of our farms, which collectively comprised approximately 13,345 acres, had leases for operational or under-construction renewable energy production, and 23 of our farms, which collectively comprise approximately 15,211 acres, had options for potential future solar or wind development and operating lease. Refer to “– Environmental, Social and Governance–Environmental Sustainability” for more information.

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

Full Year 2022 Highlights

During 2022:

●	Operating revenue increased 18.3% from $51.7 million for the year ended December 31, 2021 to $61.2 million for the year ended December 31, 2022;
●	Net income increased 16.6% from $10.3 million for the year ended December 31, 2021 to $12.0 million for the year ended December 31, 2022;
●	Adjusted Funds from Operation ("AFFO") increased from $0.4 million for the year ended December 31, 2021 to $15.8 million for the year ended December 31, 2022;
●	Total indebtedness decreased 14.4% from $513.4 million at December 31, 2021 to $439.5 million at December 31, 2022;
●	We completed 17 acquisitions, consisting of 20 properties, in the Corn Belt and High Plains regions during the year ended December 31, 2022. Aggregate cash consideration for these acquisitions totaled $54.4 million for real estate purchases accounted for as asset acquisitions plus $17.3 million for the purchase of land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand which are accounted for as financing receivables;
●	We completed five dispositions, consisting of five properties, in the Corn Belt, High Plains and Southeast regions. The Company received cash consideration for these dispositions totaling $17.0 million and recognized an aggregate gain on sale of $2.6 million;
●	We sold 8,594,940 shares of common stock generating $122.7 million in gross proceeds and $121.3 million in net proceeds under the “at-the-market” equity offering programs; and
●	We increased liquidity to $176.7 million as of December 31, 2022, compared to $30.2 million as of December 31, 2021.

For a definition of AFFO and a reconciliation of net income to AFFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Investment Focus

We seek to invest in farmland that will give our stockholders exposure to a well-diversified portfolio of high-quality U.S. farmland, while offering an attractive risk-adjusted combination of stable rental income generation and value appreciation. Our principal investment focus is on farmland located in agricultural markets throughout North America; however, we may seek to acquire farmland outside of North America in the future. We also may acquire real estate assets related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, controlled environment agriculture facilities, land and facilities leased to agriculture equipment dealerships, processing plants and distribution centers, as well as livestock farms or ranches. In addition, under the FPI Loan Program, we may provide loans to farm operators secured by farmland, properties related to farming, crops (growing or stored), and/or agricultural equipment. We may also invest in other agriculture-related business, typically through our TRS.

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

Primary Crops

The most widely grown crop in the United States is corn, at approximately 87 million acres. The uses of corn and approximate percent of total uses during the 2021/2022 marketing year (September 2021 to August 2022) are as follows: animal feed and residual products (34%); ethanol and its animal feed byproducts known as distillers’ dried grains with solubles or DDGS (34%); exports (14%); other sugars, starches, cereals, seeds (9%); and ending stocks or inventory (8%).

The second most widely grown crop in the United States is soybeans, at approximately 87 million acres. The uses of soybeans and approximate percent of total uses during the 2021/2022 marketing year (September 2021 to August 2022) are as follows: crushings (48%); exports (46%); seed and residual (3%); and ending stocks or inventory (4%). The process of crushing soybean produces soybean oil, soybean meal, hulls and waste. Soybean meal is used as animal feed both domestically and in the export market. Soybean oil is used for food, biofuel, and is exported.

The third most widely grown crop in the United States is wheat, at approximately 47 million acres. The uses of wheat and approximate percent of total uses during the 2021/2022 marketing year (June 2021 to May 2022) are as follows: food (40%); exports (32%); seed, feed and residual (5%); and ending stocks or inventory (24%).

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

U.S. Farmland Property

We believe that the United States offers farmland investors exposure to financial benefits driven by the fundamentals of agricultural production and farmland appreciation without many of the risks that come with farmland investments in many other countries. In the United States, the farmland market is relatively liquid and there is virtually no land title risk. As an asset class, United States farmland has lower leverage compared to other real estate sectors. According to the United States Department of Agriculture (“USDA”) forecast data from December 2022, real estate debt on farms is $348 billion, compared to a real estate value of $3.2 trillion, representing an 11% debt-to-equity ratio. The United States has the largest, lowest-cost grain transportation infrastructure in the world, leaving more margin to the grain producer and landowner. Moreover, the United States is one of the largest domestic markets for primary crops, which are typically priced in U.S. dollars. Lastly, we believe that in most major U.S. agricultural markets, multiple quality farm-operator tenants compete for farmland lease opportunities.

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

Tenants

We believe the areas where we own and intend to acquire farmland are characterized by a competitive farm-operator tenant environment, with multiple experienced farm operators seeking to expand their operations by leasing additional farmland. Farmers have long rented land to increase operations without having to invest the capital required to own the land. USDA data shows that rented land as a percentage of total farmland acres has been in the 35% to 45% range going back to the 1920s.

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

Family-Owned Properties

According to America’s Farms and Ranches at a Glance 2022 Edition, a USDA report, family farms accounted for approximately 98% of the total farms in the United States. As shown below, small family farms represent the greatest number of farms and amount of land, while large-scale family farms represent the greatest value of production.

Farm Category	Annual Gross Farm Cash Income	Number of Farms	Percent of Farms	Percent of Land Area	Value of Production
Small Family Farms	Less than $350,000	1,784,536	89.1%	45.2%	17.8%
Midsize Family Farms	Less than $1,000,000	113,005	5.6%	17.8%	18.4%
Large-Scale Family Farms	Greater than $1,000,000	63,153	3.2%	26.9%	46.5%
Nonfamily Farms		43,058	2.1%	10.1%	17.3%
Total		2,003,752	100.0%	100.0%	100.0%

Farmland leases allow farm operators to unlock personal or family capital/net worth that would otherwise be tied up in land ownership while retaining the ability to conduct their livelihoods on land that is familiar to them. We believe that many farm families and individuals may wish to engage in sale-leaseback transactions to grow their farming operations or in other business endeavors, or for estate planning reasons, providing a continuous pipeline of prospective acquisitions.

As an alternative to selling their farmland to us in an all-cash transaction, we believe that some farm owners may be interested in selling their farmland to us in exchange for Operating Partnership units in order to own a diversified portfolio of agricultural real estate in transactions that may qualify as tax-deferred contributions to a partnership under U.S. federal income tax laws. In addition, because we intend to make cash distributions quarterly or annually, Partnership unit holders would receive regular cash distributions, and their investment would be diversified across a much larger number of properties than the single property in which they were invested before such contribution. Finally, Partnership unit holders would have the flexibility to tender their Partnership units in the future for redemption by us for cash, or, at our election, shares of our common stock that they could then sell in the public market, thereby allowing these sellers to determine the timing of recognizing taxable gain. Because we expect the issuance of Partnership units in exchange for farmland generally will be driven by the desires of prospective sellers, we do not know how frequently we will issue Partnership units in exchange for farmland properties. However, we believe that using Partnership units as acquisition consideration can be a significant part of our property acquisition strategy.

Other Investments

In addition to farmland, we also may acquire real estate assets related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, controlled environment agriculture facilities, land and facilities leased to agriculture equipment dealerships, processing plants and distribution centers, as well as livestock farms or ranches.

Underwriting Criteria and Due Diligence Process

Identifying and Selecting Attractive Properties

We seek to acquire high-quality farmland that offers an attractive risk-adjusted balance of current income and value appreciation potential. We believe our management team’s deep understanding of agribusiness fundamentals and insight into factors affecting the value of farmland allow us to identify properties consistent with our investment criteria. We believe the following factors are important in the selection of farmland:

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

●	Robust and Competitive Tenant Environment—We focus primarily on farmland located in areas characterized by a robust and competitive tenant environment, with a relatively large population of experienced farm operators as potential tenants.

●	Market Access—Due to the higher costs of road transportation, the location of primary crop farmland relative to points of demand (e.g., grain elevators, feedlots and ethanol plants) or access to low-cost transportation (e.g., river ports and rail loading facilities) determines the premium or discount in farm-gate commodity prices compared to the general market prices (also known as “basis”), and therefore is one of the factors that impacts its value. We focus on acquiring primary crop farmland in areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation.

●	Climate—Crops have particular climatic growing requirements. Accordingly, we seek to acquire properties in regions with climates conducive to the expected crops. We believe that diversification within and across core farming regions and crop types provides significant annual and long-term risk mitigation to our investors. Nevertheless, our farmland may experience periodic droughts and other significant weather events, such as tornadoes, hurricanes and floods.

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

Identifying and Selecting Tenants

We intend to continue to focus primarily on farm properties located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and reference checks, as well as their willingness and ability to pay competitive rental rates. In geographic areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially when a tenant sources the property acquisition opportunity. We believe our use of leases pursuant to which at least 50% of the annual rent is typically payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by the farming industry practice of purchasing crop insurance in almost every circumstance because it is required by lenders who provide working capital financing to our tenants and due to requirements in our leases. In certain cases, the Company perfects its security interest in the crop insurance proceeds and the underlying growing crops using practices applicable in the state where the farm is located. In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See “Risk Factors—Risks Related to Our Business and Properties.” We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

Complementary Businesses

FPI Loan Program

We believe that our existing systems and personnel are well suited to source, conduct due diligence evaluations with respect to, close and service loans under the FPI Loan Program at little or no additional operating cost to us. We believe that the business of making loans to farm operators secured by farmland, properties related to farmland, crops (growing or stored), and/or agricultural equipment leverages the substantial expertise in agribusiness possessed by the FPI team and is highly complementary to our core business of investing in farmland. We generally find potential borrowers during the process of sourcing farm acquisitions. We conduct due diligence on loan collateral largely the same way we conduct due diligence on potential farm acquisitions, and we screen potential borrowers using criteria similar to those used to screen potential tenants. The FPI Loan Program offering gives us an increased visibility in the marketplace, thereby benefiting our core farmland investing business.

Asset Management for Third Parties

We believe that our existing systems and personnel are well suited to source, conduct due diligence evaluations with respect to, close and manage farmland on behalf of third parties at little or no additional cost to us, generating fee income without capital investment. As of December 31, 2022, we managed approximately 30,900 acres on behalf of third parties.

Brokerage and Auction Services

The acquisition of Murray Wise Associates, LLC (“MWA”) in November 2021 also added brokerage and auction business activities for clients seeking to sell farmland. This increases our breadth of activities in the farmland sector, while adding additional sources of revenue and market insight.

Seasonality

We recognize rental revenue from fixed-rate farmland leases on a pro rata basis over the non-cancellable term of the lease in accordance with accounting principles generally accepted in the United States (“GAAP”). Notwithstanding GAAP accounting requirements to spread rental revenue over the lease term, a significant portion of fixed rent is received in a lump sum before planting season, generally in the first quarter, and after harvest, in the fourth quarter or in the following year. We receive a significant portion of our variable rental payments following harvest in the fourth quarter of each year, with only a portion of such payments being recognized ratably through the year in accordance with GAAP, in relation to crop insurance contracts entered into by our tenants. The highly seasonal nature of the agriculture industry causes seasonality in our business to some extent, with revenue in the first and fourth quarter tending to be meaningfully higher than revenue in the second and third quarters. Our financial performance should be evaluated on an annual basis, which eliminates impacts of seasonality and other similar factors that may cause our quarterly results to vary during the course of the year.

Our Properties

As of December 31, 2022, we owned farms with an aggregate of approximately 165,200 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, South Carolina, Texas, and Virginia. In addition, as of December 31, 2022, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 30,900 acres, including farms in Iowa (see “Note 4—Related Party Transactions”). During the year ended December 31, 2022, the Company completed 17 acquisitions, consisting of 20 properties, in the Corn Belt and High Plains regions. Aggregate cash consideration for these acquisitions totaled $54.4 million for real estate purchases accounted for as asset acquisitions plus $17.3 million for the purchase of land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand which are accounted for as financing receivables. Also, during the year ended December 31, 2022, the Company completed five dispositions in the Corn Belt, High Plains and Southeast regions. We received cash consideration for these dispositions totaling $17.0 million and recognized an aggregate gain on sale of $2.6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our portfolio. The distribution of farms owned by regions is as follows:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt (2)	47,182	21,961	69,143
Delta and South	32,878	1,489	34,367
High Plains	33,006	1,380	34,386
Southeast	40,354	6,107	46,461
West Coast	11,752	—	11,752
	165,172	30,937	196,109
(1)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska and Texas. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

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

Insurance

The Company maintains comprehensive property and casualty and general liability insurance through its relationship with a national insurance brokerage firm with extensive agricultural experience. The Company’s workers’ compensation is provided through a professional employee organization and the Company maintains liability insurance covering its directors and officers.  Certain other insurance programs are maintained as required by contract or deemed necessary by our management team, including crop insurance for farms operated by the Company. Under the terms and conditions of the leases on our current properties, tenants are generally required, at their expense, to obtain and keep in full force during the term of the lease, liability insurance and to name us an additional insured party. To the extent required, tenants also maintain workers’ compensation policies for their businesses. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. The terms of leases that include variable rent payments generally require the tenant to carry crop insurance protecting against crop failures and/or crop price declines.

Regulation

Farming Regulations

The farmland that we own and intend to acquire in the future is typically used for growing crops and is subject to the laws, ordinances and regulations of state, local and federal governments, including laws, ordinances and regulations involving land use and usage, water rights, treatment methods, disturbance, the environment and eminent domain.

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

All of the farms in our portfolio have sources of water, including expected precipitation, existing and planned wells and/or surface water, that currently provide sufficient amounts of water necessary for the current farming operations at each location. However, should the need arise for additional water from wells and/or surface water sources, such permits and approvals may be difficult to obtain in areas with limited supply of available water. We believe that as of the date of this Annual Report on Form 10-K our farms are in compliance with applicable state, county and federal environmental and agricultural regulations.

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

Environmental Sustainability

Farmland is more environmentally friendly than most types of commercial real estate, as agriculture naturally uses solar energy to capture carbon dioxide from the atmosphere and convert it into food, feed, fuel, and fiber. Principles of environmental sustainability are deeply interwoven into modern agricultural practices and are embedded into our farmland acquisition criteria and management practices. We foster long-term relationships with our tenants, who are incentivized to provide good stewardship for the land they rent from us. The use of farmland as a carbon sink to generate carbon credits is a double-impact (environmental and financial) opportunity that we believe will continue to increase in significance in coming years.

Renewable energy generation (wind and solar) is a component of our business model of growing importance. As of December 31, 2022, we leased acres to support 6 solar energy operational or under-construction projects across 11 farms and 3 wind energy projects across 9 farms, which have the capacity to generate approximately 214 and 47 megawatts of renewable energy, respectively. We own 23 additional farms which have options for future solar projects. We expect to continue to take advantage of opportunities to place solar panels and windmills on farmland owned by FPI.

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

Governance Fiduciary Duties and Ethics

We recognize that transparency and employing an array of best practices in corporate governance better serves all stakeholders. As of the date of this Annual Report, we have five independent directors who have diverse backgrounds and bring different perspectives to our board, which promotes better strategic thinking and planning in addition to thoughtful and robust oversight. Our Board of Directors, management team and employees are all subject to a Code of Business Conduct and Ethics and are committed to always maintaining the highest ethical standards across our processes, business practices, and policies.

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

ESG Plan and Reporting

In 2023, we intend to adopt written ESG Policies and publish our first ESG-focused report, outlining in more detail our ESG-focused efforts, results and objectives.

Competition

Competition to acquire farmland can come from many different sources. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, other farmland REITs, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against could include agricultural investment firms such as Westchester Agriculture Asset Management (a TIAA company), Manulife Investment Management, International Farming Corporation, Ceres Partners, Gladstone Land Corp, UBS Agrivest, AgIS Capital, Homestead Capital, and Goldcrest Farm Trust Advisors. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.

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

At December 31, 2022, we had 30 employees, 28 of which are full time. None of our employees are a member of a labor union.

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

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following factors, events or circumstances described below could materially adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock and preferred stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

As of December 31, 2022, we had approximately $439.5 million of outstanding indebtedness excluding debt issuance costs, most of which is secured by mortgages on our farms. We intend to incur additional debt in connection with refinancing of existing indebtedness, future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In addition, we have sold farms in order to repay indebtedness in the past and may do so in the future. Such dispositions may come at inopportune times or on disadvantageous terms, which could result in losses.

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

As of December 31, 2022, we had approximately $439.5 million of outstanding mortgage indebtedness excluding debt issuance costs. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

Increases in benchmark interest rates will increase our borrowing costs, which will negatively impact our financial condition, results of operations, growth prospects and ability to make distributions to stockholders.

Over the past year, the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) has undertaken a significant tightening of monetary policy, which has increased borrowing costs (through the resulting increase in interest rates) and decreased credit availability. The Federal Reserve has indicated that it expects to maintain elevated benchmark interest rates during 2023 and 2024 to help curb inflation. Rising interest rates will increase our borrowing costs on our existing floating-rate indebtedness as well as on any future fixed or floating rate indebtedness used to refinance existing indebtedness or to acquire new properties. As of December 31, 2022, $262.0 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt), of which $174.1 million was subject to interest rates that will be reset in 2023. As of December 31, 2022, the weighted average interest rate of the indebtedness subject to interest rate resets in 2023 was 3.23%, which we expect to increase significantly if benchmark interest rate levels remain constant or increase as we expect them to during the course of 2023 (for more information on rate resets see “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable”). These expected increases in borrowing costs could reduce our income and cash flow and materially and adversely impact our results of operations, financial condition and our ability to make distributions to our stockholders.

Increases in interest rates will increase our tenants’ borrowing costs and make it more difficult for them to obtain credit and may cause land prices to decline .

Increasing interest rates result in higher borrowing costs for farmers and may make it more difficult for farm operators to obtain indebtedness to fund their operations, which could have an adverse impact on our tenant’s ability to make rental payments to us. Higher interest rates also tend to decrease U.S. and world economic growth, thus decreasing the demand for agricultural commodities.

All of these consequences could reduce farm income. If increases in interest rates are not accompanied by higher levels of farm income, this could lead to a reduction in our profitability, either of which would have a material adverse effect on our business or results of operations, financial condition, and ability to make distributions to our stockholders.

Global economic conditions, including inflation and supply chain disruptions, could adversely affect our and our tenants’ operations.

General global economic downturns and macroeconomic trends, including heightened inflation, volatility in the capital markets, interest rate and currency rate fluctuations, the war in Ukraine and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our tenants’ crops and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in 2022, and inflation rates in the U.S. are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve has raised, and is expected to continue to raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in an economic recession.

Our tenants have experienced challenges in their supply chains and related price increases. Continued deterioration in the domestic or international economic environment may cause decreased demand for our tenants’ crops, which could result in lower sales volume and lower prices for their crops, as well as increase the cost of operating their businesses and a corresponding adverse effect on their ability to make rental payments to us, which would adversely impact our financial condition and results of operations.

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

Our ability to expand through acquisitions is important to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We compete for the acquisition of farmland and real estate assets related to farming with many other entities engaged in agricultural and real estate investment activities, including individual and family operators of farming businesses, corporate agriculture companies, financial institutions, institutional pension funds, public REITs, other real estate companies, private equity funds and other private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for such properties. Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Our failure to identify and consummate suitable acquisitions would significantly impede our growth, which would adversely affect our results of operations and cash available for distribution to our stockholders.

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

We do not continuously monitor and evaluate tenant credit quality, and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position.

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

Our leases with tenants engaged in farming operations have terms customary in the farming industry, ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). We expect that most of the leases we enter into in the future will have two to seven-year terms. As a result, we are required to frequently re-lease our properties upon the expiration of our leases, which will make us more susceptible to declines in market rental rates than we would be if we were to enter into longer term leases. As a result, any decreases in the prevailing market rental rates in the geographic areas in which we own properties could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

We may be unable to collect balances due on our leases from any tenants in financial distress or bankruptcy, which could materially and adversely affect our financial condition, results of operations and cash flow.

We are subject to tenant credit risk. Our tenants, particularly those that may depend on debt and leverage, could be susceptible to defaults under their leases or bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations. Certain of our tenants have defaulted on their lease payments, and we have been forced to pursue alternative arrangements with those tenants in order to recover amounts due under the leases. In the future, we may be forced to enter into similar alternative arrangements or pursue litigation in order to collect payments from tenants who are unable make their lease payments as they come due. We can provide no assurances that we will be able to collect the full amount due under a particular lease if we are forced to pursue alternative payment arrangements or litigation with any of our tenants.

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

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition opportunities and principal and interest payments on any outstanding debt, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms, in the time period we desire, or at all. Any debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise (including the issuance of common or preferred units) could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

●	general market conditions, including conditions that are out of our control, such as actions or proposed actions of the current U.S. Presidential administration and the Federal Reserve to curb inflation or the impact of future public health crises;
●	novel and unforeseen market volatility and trading strategies, such as short squeeze-rallies caused by retail investors on retail trading platforms;
●	the market’s view of the quality of our assets;
●	the market’s perception of our growth potential;
●	our debt levels;
●	our current and expected future earnings;
●	our cash flow and cash distributions; and
●	the market price per share of our common stock.

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

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Moreover, if we acquire properties from C corporations (i.e., corporations generally subject to full corporate-level tax) in certain non-taxable transactions, as we have done in the past, built-in gain recognized on the non-taxable disposition of such properties within 5 years of our acquisition will be subject to tax at the highest applicable U.S. federal corporate income tax rate. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

Some state laws prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2022, we owned 1,959 acres of farmland in Kansas and 815 acres in Missouri, and our ownership of those farms may be challenged under Kansas, or Missouri law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

Our farms are subject to adverse weather conditions, seasonal variability, crop disease and other contaminants, which may adversely affect the amount of variable rent or income from direct operations and/or our tenants' ability to pay fixed or variable rent and thereby have a material adverse effect on our results of operations, financial condition, and our ability to make distributions to stockholders.

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

The impacts of trade disputes and geopolitical conflicts, such as the ongoing war in Ukraine, could adversely affect the profitability of our tenants’ farming operations, which could have a material adverse effect on our results of operations, financial condition, ability to make distributions to our stockholders and the value of our properties.

The potential for trade disputes between the United States and its primary agricultural trade partners has increased in recent years. This impacts the volatility of the market prices of certain crops that our tenants grow on our properties. There can be no assurances as to the impact of any change in trade policy on market prices of crops.

Similarly, our and our tenants’ operations are subject to risks stemming from geopolitical conflicts, such as the ongoing war in Ukraine. Food prices were at near record highs before the beginning of the war in Ukraine and have increased as a result of the war. U.S. farmers have seen increased profitability as a result of rising prices. However, we can provide no assurances that this increased profitability is sustainable in light of inflationary pressures on farming costs, rising interest rates and other economic factors or that such increase will result in commensurate increases in rental rates.

A reduction in crop prices could adversely affect the profitability of our tenants and negatively impact their ability to make rental payments as they come due. If we are unable to recover the rental payments, our results of operations, financial condition and ability to make distributions to our stockholders could be materially and adversely affected. If we are required to remove a tenant, we may not be able to re-lease the property at current rental rates or at all. Furthermore, prolonged trade disputes or geopolitical conflicts that lead to a continuation of depressed crop prices could materially and adversely affect the underlying value of our properties.

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

Properties that we have acquired, and properties that we may acquire in the future, may be subject to unknown or contingent liabilities (for example, environmental or related liabilities or liabilities related to water usage) for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of properties that we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us.

The loss of key management personnel, particularly Paul A. Pittman and Luca Fabbri, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Our future success depends to a significant extent on the continued service and coordination of our senior management team and the successful implementation of our Chief Executive Officer transition announced in November 2022. Effective following the filing of this Annual Report on Form 10-K, Luca Fabbri will assume the position of Chief Executive Officer and be appointed to the Board of Directors and Paul A. Pittman will continue to serve as Executive Chairman of the Board of Directors. We can provide no assurances that any of our key personnel will continue their employment with us. The loss of the services of Messrs. Pittman or Fabbri could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We have entered into joint investments (including our ownership interest in the OZ Fund) and may in the future, co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. With respect to our ownership interest in the OZ Fund and any similar arrangements that we may enter into in the future, we are not, and in the future may not be, in a position to exercise any decision-making authority regarding the property, partnership, joint venture or other entity. Such joint investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not otherwise present with a direct investment in farmland properties, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

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

We are exposed to risks associated with the management of third-party owned farmland and ancillary agricultural business activities and failure to succeed in new markets and these new lines of business may have adverse consequences.

Through our long-term management agreement with the OZ Fund, property management business activity within MWA and our November 2022 purchase of land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand, we engage in property management activities on behalf of third-party property owners and lease out new agricultural-related properties, and may continue to pursue similar strategic activities if appropriate opportunities arise. Our historical experience in our existing markets in acquiring, owning and leasing farmland does not ensure that we will be able to operate successfully in new markets or in new lines of business. We may be exposed to a variety of risks when we enter a new market, property management opportunity or ancillary agricultural business activity, including an inability to accurately evaluate local market conditions and a lack of familiarity with local tenants. We may be unsuccessful in managing farmland properties on behalf of third-parties or leasing out agricultural equipment dealerships, which could have a material adverse effect on our results of operations and we may be liable and/or our status as a REIT may be jeopardized if the third-party farmland management or agricultural equipment dealership facilities cause us to fail to comply with various tax or other regulatory matters.

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

Under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for borrowers’ working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. As of the date of this Annual Report on Form 10-K, we have made loans to nine distinct borrowers with original principal amounts totaling $24.9 million. These loans consist of: 12 loan agreements which were originally secured by senior first-lien mortgage loans secured against farmland; three loan agreements which were originally secured by working capital assets of the borrower; and one loan agreement which was originally secured by equipment of the borrower. The remaining loan balances are secured exclusively by senior first-lien mortgages, with $4.8 million outstanding at December 31, 2022 (representing less than 1% of our total assets as of December 31, 2022), and we intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan or the maintenance of any equipment, or other assets securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, crops, or equipment, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

Liability for uninsured or underinsured losses could materially and adversely affect our financial condition and cash flow.

Our properties may be damaged by adverse weather conditions and natural disasters, such as earthquakes, floods and tornadoes. Our insurance may not be adequate to cover all damages or losses from these events, or we may view it as not economically prudent to purchase insurance for certain types of losses. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss, which could have an adverse effect on our cash flow.

We have previously been subject to, and may in the future be subject to, litigation or threatened litigation, which may require us to pay damages and expenses or restrict the operation of our business.

We have previously been subject to, and may be subject in the future, to litigation or threatened litigation, including claims relating to the actions of our tenants, claims brought by stockholders, and otherwise in the ordinary course of business. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to pay damages or expenses, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of pending claims against the Company or of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common and preferred stock. For more information about our resolved and ongoing legal proceedings see Note 8 to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

We may incur significant unrecoverable costs if we are not successful in connection with the litigation we have filed against Sabrepoint.

As described in further detail in Note 8 to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K, on July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) seeking relief for Sabrepoint’s alleged role in a “short and distort scheme” to profit from an artificial decline in the Company’s stock price stemming from an article posted on Seeking Alpha, which contained numerous false statements about the Company. On December 17, 2021, the Company's claims against Sabrepoint were dismissed by the court. We are pursuing an appeal of that order. The parties have briefed the narrowed appeal before the Texas Court of Appeals and oral argument was conducted on November 30, 2022. We may not be successful in this litigation, in which case we would have incurred significant costs and expenses. Even if we are successful, there can be no assurance that we will be able to recover damages. To the extent that any such adverse effects exceed any benefits we may realize from pursuing this litigation, our business, prospects, financial condition and results of operations may suffer materially.

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

Although we own the surface rights to our farms and expect to own the surface rights to properties that we acquire in the future, other persons or entities may own third-party access rights on our properties based upon their ownership of certain minerals, power generation and transportation infrastructure or similar property rights. Some of these third-party access rights, such as those related to oil, water or natural gas may be located under the surfaces of these properties, while others, particularly those third-party access rights related to power generation and transportation infrastructure such as wind turbines or oil pipelines, may be located on or above the surfaces of these properties. For example, in connection with our acquisition of a group of farms in Colorado and Kansas, the seller retained 50% of the mineral rights related to the farm. Currently there is no mineral development or significant power generation and transportation infrastructure on the farms in our portfolio other than on properties for which we own the rights, but we can provide no assurances that third parties will not assert claims for mineral rights, third-party access rights related to power generation and transportation infrastructure and other related property rights on the farms in our portfolio or that farmland that we acquire in the future will not be subject to these third-party access rights. To the extent that third parties have third-party rights on farmland that we currently own or acquire in the future, we expect that we would be required to permit third parties to enter our properties for the purpose of such activities as drilling and operating oil or gas wells, operating and maintaining oil pipelines and operating and maintaining wind turbines on the premises. We may also be required to set aside a reasonable portion of the surface area of our properties to accommodate these operations. The devotion of a portion of our properties to these operations would reduce the amount of the surface available for farming or farm-related uses. Such activities might also disrupt the productivity of the farmland or property related to farming or increase the risk of environmental liabilities, any of which could adversely impact the rents that we receive from leasing these properties.

Changes to the base rate on our floating rate indebtedness could increase our borrowing costs.

As of December 31, 2022, $59.5 million of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”) and has maturity dates beyond December 31, 2022. The use of LIBOR was phased out at the end of 2021, although the phase out of U.S. dollar LIBOR has been delayed until mid-2023. Currently, the Company is in process of converting its remaining LIBOR-based indebtedness to a Secured Overnight Financing Rate (“SOFR”) based instrument. The impact of the transition from LIBOR on us could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of COVID-19 virus may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. In addition, any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns. While COVID-19 case volumes have decreased in the U.S and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world. In particular, as COVID-19 cases increase in China, demand for U.S. agricultural products in that market may be reduced, which could reduce our tenants’ profitability.

Our rental revenue and operating results depend significantly on the ability of our tenants to meet their rent and other obligations to us. While in general our tenants’ businesses were not materially affected, certain sectors of the agricultural industry saw a decreased demand for their products as a result of the economic disruptions caused by COVID-19. Such decreases in demands could further exacerbate, and demand may never recover to its pre-pandemic levels. If the impacts of the pandemic or a future public health crisis continue for an extended period of time, we expect that certain tenants may experience greater financial distress, which could result in late payments, requests for rental relief, business closures, rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

The scope and duration of any future public health crisis, including the potential emergence of new variants of the COVID-19 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets and utilization rates for our products fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.

To the extent the COVID-19 pandemic or other public health crises adversely affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

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

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter impose fair price and/or supermajority voting requirements on these combinations; and
●	“control share” provisions that provide that “control shares” of our Company (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

As of December 31, 2022, we owned approximately 97.8% of the outstanding Common units in our Operating Partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our short taxable year ended December 31, 2014. To maintain qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. We believe that our current organization and method of operation will enable us to continue to qualify as a REIT. However, at any time, new laws, interpretations or court decisions may change the U.S. federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to determine that it is not in our best interest to qualify as a REIT and to revoke our REIT election, which it may do without stockholder approval.

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

It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale for the production of rental income. It is entirely possible that a future sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

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

In addition, if we acquire any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a merger or other transaction in which we acquire a basis in the asset determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax, at the highest U.S. federal corporate income tax rate, on any built-in gain recognized on a taxable disposition of the asset during the 5-year period after its acquisition. As a result of the manner in which we acquired the Hudye Farm in 2014, a subsequent taxable disposition by us of any such assets generally would be subject to the foregoing built-in gain rules.

In certain circumstances, we may be subject to U.S. federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify as a REIT, we may be subject to U.S. federal income taxes or state taxes. As discussed above, net income from a “prohibited transaction” will be subject to a 100% penalty tax and built-in gain recognized on the taxable disposition of assets acquired from C corporations in certain non-taxable transactions will be subject to tax at the highest applicable U.S. federal corporate income tax rate. To the extent we satisfy the distribution requirements applicable to REITs, but distribute less than 100% or our taxable income, we will be subject to U.S. federal income tax at regular corporate rates on our undistributed income. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

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

If our Operating Partnership were classified as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes, we would fail to qualify as a REIT and would suffer other adverse tax consequences.

We intend for our Operating Partnership to be treated as a “partnership” for U.S. federal income tax purposes. If the IRS were to successfully assert our Operating Partnership was “publicly traded,” our Operating Partnership could be taxable as a corporation if less than 90% of its gross income consisted of certain qualifying passive income. In such event, we likely would fail to qualify as a REIT for U.S. federal income tax purposes, and the resulting corporate income tax burden would reduce the amount of distributions that our Operating Partnership could make to us. This would substantially reduce the cash available to pay distributions to our stockholders.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

Continued increases in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of the share price of our common stock, relative to market interest rates. If market interest rates continue to increase, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock is driven partly by the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and also from the current market value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock and such effects could be significant.

The market price and trading volume of our common stock may be highly volatile and low, respectively.

The stock markets, including the New York Stock Exchange (the “NYSE”), on which our common stock is listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

As of December 31, 2022, approximately 54.3 million shares of our common stock were outstanding. In addition, as of the date of this Annual Report on Form 10-K, other than the Common units held by us, approximately 1.2 million Common units in our Operating Partnership were outstanding, 1.2 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 1.2 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

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

Item 3. Legal Proceedings

For information regarding legal proceedings as of December 31, 2022, see Note 8 to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “FPI.”

Stock Performance Graph

The following graph compares the total stockholder return of our common stock (assuming reinvestment of dividends) against the cumulative returns of the Standard & Poor’s Corporation Composite 500 Index and the Dow Jones Equity All REIT Index for the past five years. Our common stock began trading on the NYSE on September 8, 2015 and was previously traded on the NYSE MKT following our initial public offering on April 19, 2014.

Total Return Performance
Farmland Partners Inc.
S&P 500 Index
Dow Jones Equity REIT Index
Index Value
250
200
150
100
50
0
2017
2018
2019
2020
2021
2022

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Farmland Partners Inc.	100.00	54.88	84.42	111.49	155.76	165.29
S&P 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
Dow Jones Equity All REIT Index	100.00	95.90	123.46	117.54	165.97	124.47

Distribution Information

Since our initial quarter as a publicly traded REIT, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions, but we cannot provide any assurance as to the amount or timing of future distributions.

Our ability to make distributions in the future will depend upon our actual results of operations and earnings, economic conditions and other factors that could differ materially from our current expectations, including the impact of ongoing litigation. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, see “Risk Factors.” Any future distributions will be authorized by our Board of Directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our Company and the distribution requirements necessary to qualify and maintain our qualification as a REIT. We may be required to fund distributions from working capital or borrow to provide funds for such distributions, or we may choose to make a portion of the required distributions in the form of a taxable stock dividend to preserve our cash balance or reduce our distribution. No distributions can be paid on our common stock unless we have paid all cumulative dividends on our Series A preferred units. The distribution preference of our Series A preferred units could limit our ability to make distributions to the holders of our common stock.

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

Stockholder Information

As of February 17, 2023, there were approximately 61 direct holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 17, 2023, there were approximately 11 holders (other than our Company) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis. As of February 17, 2023, there were six holders of our Series A preferred units.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. Our repurchase activity for the three months ended December 31, 2022 under the share repurchase program is presented in the following table. As of the date of this report, we had $40.5 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
October 1, 2022 - October 31, 2022	—	$—	—	$—	—	$40,456
November 1, 2022 - November 30, 2022	—	—	—	—	—	40,456
December 1, 2022 - December 31, 2022	—	—	—	—	—	40,456
Total	—	$—	—	$—	—	$40,456

Subsequent to December 31, 2022, the Company did not repurchase any shares of common or preferred stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report on Form 10-K.

Overview and Background

Our primary strategic objective is to utilize our  position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of December 31, 2022, we owned farms with an aggregate of approximately 165,200 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, South Carolina, Texas, and Virginia. In addition, as of December 31, 2022, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 30,900 acres, including farms in Iowa. As of December 31, 2022, approximately 70% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% was used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of December 31, 2022, FPI owned 97.8% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

Recent Developments

2022 Completed Acquisitions and Dispositions

During 2022, we completed 17 asset acquisitions, consisting of 20 properties, in the Corn Belt and High Plains regions. Aggregate cash consideration for these acquisitions totaled $54.4 million for real estate purchases accounted for as asset acquisitions plus $17.3 million for the purchase of land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand which are accounted for as financing receivables. No intangible assets were acquired through these acquisitions. We also completed five dispositions consisting of five properties in the Corn Belt, High Plains and Southeast regions. The Company received cash consideration for these dispositions totaling $17.0 million in cash consideration and recognized an aggregate gain on sale of $2.6 million.

ATM Sales

During the year ended December 31, 2022, we sold 8,594,940 shares of common stock and generated $122.7 million and $121.3 million in gross and net proceeds, respectively, under our at-the-market equity offering program (“ATM Program”). $50.5 million remains available under the $100.0 million ATM Program as of December 31, 2022 and we have an effective shelf registration statement with approximately $100 million of capacity whereby we could issue additional equity or debt securities. For more information on the ATM Program please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Deleveraging and Enhanced Liquidity Position

During the year ended December 31, 2022, we reduced our overall indebtedness by $73.9 million, largely with proceeds from the sale of shares of common stock under the ATM Program.

In addition, in 2022, we entered into credit agreements with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation, (collectively, “Farmer Mac”), Metropolitan Life Insurance Company (“MetLife”), and Rutledge Investment Company (“Rutledge”) for revolving credit facilities in an aggregate principal amount of $262.0 million. As of December 31, 2022, $169.0 million remains available under these facilities. For more information on our deleveraging efforts and liquidity please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

In July 2022, Ukraine and Russia reached an agreement to allow exports of grain and other agricultural products from Ukrainian Black Sea ports to resume after months of Russian blockade. The agreement was reached at a time when storage capacity was reaching its limits. There is a great deal of uncertainty surrounding this agreement, as less than 24 hours after it was signed, Russian rockets struck port facilities in Odessa, damaging grain loading facilities and casting doubts on insurers’ willingness to cover ships operating in the region.

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

Inflation and Interest Rates

Most of our farming leases have lease terms of two to three years for row crops and one to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses may be offset in part by the operating expenses that are passed through to our tenants and by contractual rent increases because many of our leases will be renegotiated every one to five years. Furthermore, high levels of inflation are causing the Federal Reserve to increase interest rates which may increase interest expense for many businesses, including the Company.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021 and 2022, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases being renegotiated under the robust market conditions experienced in 2021 and 2022, the first leasing cycles since the farm economy improved, reflected significant rent increases.

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

We renewed approximately 95% of row crop fixed farm rent leases expiring in 2022 (representing approximately 13% of 2022 total revenue) at average rent increases of approximately 16%. As the farm economy continues to be very strong, we expect to benefit from rent growth into 2023. This is consistent with robust prices in primary crop markets and tenant demand for leasing high quality farmland. Across specialty crops, operator profitability is recovering.

Lease Expirations

Farm leases are generally one to three years in duration. As of December 31, 2022, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2023	48,372	29.3%	$9,236	27.5%
2024	37,852	22.9%	10,687	31.8%
2025	31,221	18.9%	6,828	20.3%
2026	7,118	4.3%	1,788	5.3%
2027	17,606	10.7%	1,700	5.1%
Thereafter	23,003	13.9%	3,361	10.0%
	165,172	100.0%	$33,600	100.0%

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

The leases for the majority of the row-crop properties in our portfolio provide that tenants pay us, typically, 50% of their fixed farm rent in advance of each spring planting season. As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year, which we believe mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by the farming industry practice of purchasing crop insurance in almost every circumstance because it is required by lenders who provide working capital financing to our tenants and due to requirements in our leases. In certain cases, the Company perfects its security interest in the crop insurance proceeds and the underlying growing crops using practices applicable in the state where the farm is located. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due. Many of our leases provide for the reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us.

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

We incur costs associated with running a public company and managing farmland assets, including, among others, costs associated with our personnel, our Board of Directors, compliance, legal and accounting, due diligence and acquisitions, including, among others, travel expenses, and consulting fees. Over the past 12 months, we have resumed our growth strategy, and our continued growth is likely to result in increases in certain general and administrative expenses. Inflation in personnel costs, which is impacting many United States businesses, is also likely to contribute to this increase.

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

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop-yield trends in corn and soybeans have been steadily increasing over the last thirty years. After yields for the 2021/2022 marketing year (September 2021 to August 2022) increased for both corn and soybeans compared to the previous year, the U.S. Department of Agriculture projects lower yields for the 2022/2023 marketing year (September 2022 to August 2023), partly due to late planting and adverse weather conditions. Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent simplifies the administrative requirements for the landlord and the tenant significantly, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it owns.

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

Interest Rates

The Federal Reserve has engaged in a series of significant increases in the discount rate, which is the rate the Federal Reserve charges member banks for overnight funds. These increases affect all borrowing rates, and for variable rate debt and debt with rates that reset periodically, such increases have a direct and relatively immediate impact.

As of December 31, 2022, $262.0 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt), of which $174.1 million was subject to interest rates that will be reset in 2023. As of December 31, 2022, the weighted average interest rate of the indebtedness subject to interest rate resets in 2023 was 3.23%. We have agreed with the lender on a reset interest rate of 5.55% with respect to $104.2 million (MetLife Term loans #1, #4 and #6) and 5.63% with respect to $5.2 million (MetLife Term Loan #5). All four loan modifications include an increased ability for the Company to prepay these loans without penalty. We have conducted no negotiations yet with respect to the $64.7 million of remaining loans subject to rate resets in 2023.

At December 31, 2022, $152.5 million, or 34.7%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure. Assuming no increase in the level of our variable rate debt spreads, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.2 million per year. If interest rates decreased by 1.0%, our cash flow would increase approximately $1.2 million per year.

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

International Trade

After a 55% increase in exports of corn for the 2020/2021 marketing year (September 2020 to August 2021), the USDA estimates corn exports will be down 10% for the 2021/2022 marketing year (September 2021 to August 2022) and a further 22% for the 2022/2023 marketing year (September 2022 to August 2023), based on a smaller crop and higher expected prices. After a 35% increase in exports of soybeans for the 2020/2021 marketing year (September 2020 to August 2021), the USDA estimates soybean exports will be down 5% for the 2021/2022 marketing year (September 2021 to August 2022) and a further 8% for the 2022/2023 marketing year (September 2022 to August 2023), based on lower supplies.

According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States are China, Canada, and Mexico. Exports to China for fiscal year 2022 (October 2021 to September 2022) were a record of $36.4 billion, up 9% from 2021. Exports to Canada were $28.4 billion, up 17% from 2021. Exports to Mexico were $28.0 billion, up 17% from 2021. Exports to China for fiscal year 2023 are forecast to decrease to $34 billion, while exports to Canada and Mexico are expected to be the same for 2023.

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

Real Estate Acquisitions

When allocating the purchase price of properties acquired using the relative fair value, a number of significant assumptions can be used by management. We may utilize various sources, including third-party appraisals, our own analysis of recently acquired or developed and existing comparable properties in our portfolio, other market data and property specific characteristics such as soil types, water availability and the existence of leases acquired with the acquisition. The allocations of purchase price are sensitive and involve a degree of uncertainty due to the nature of the inputs and judgements, as well as the number, magnitude and complexity of these inputs and judgements made by management. See “Note 5—Real Estate” for additional discussion regarding acquisitions completed by the Company.

Impairment of Real Estate Assets

Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. Assumptions are primarily subject to property-specific characteristics, especially with respect to our intent and ability to hold the related asset. While these property-specific assumptions can have a significant impact on the undiscounted cash flows or estimated fair value of a particular asset, our evaluation of the reported carrying values of long-lived assets during the current year were not particularly sensitive to external or market assumptions. There have been no impairments recognized on real estate assets in the accompanying financial statements.

Results of Operations

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

	For the years ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
OPERATING REVENUES:
Rental income	$45,615	$45,251	$364	0.8%
Tenant reimbursements	3,264	3,450	(186)	(5.4)%
Crop sales	5,372	880	4,492	510.5%
Other revenue	6,959	2,158	4,801	222.5%
Total operating revenues	61,210	51,739	9,471	18.3%

OPERATING EXPENSES
Depreciation, depletion and amortization	6,960	7,629	(669)	(8.8)%
Property operating expenses	8,190	7,331	859	11.7%
Cost of goods sold	5,966	1,525	4,441	291.2%
Acquisition and due diligence costs	111	55	56	101.8%
General and administrative expenses	12,005	8,208	3,797	46.3%
Legal and accounting	2,874	10,147	(7,273)	(71.7)%
Other operating expenses	130	31	99	319.4%
Total operating expenses	36,236	34,926	1,310	3.8%
OPERATING INCOME	24,974	16,813	8,161	48.5%

OTHER (INCOME) EXPENSE:
Other (income)	(663)	(66)	(597)	904.5%
(Income) from equity method investment	(52)	(19)	(33)	173.7%
(Gain) on disposition of assets	(2,641)	(9,290)	6,649	(71.6)%
Interest expense	16,143	15,929	214	1.3%
Total other expense	12,787	6,554	6,233	95.1%

Net income before income tax expense	12,187	10,259	1,928	18.8%

Income tax expense	227	—	227	NM

NET INCOME	$11,960	$10,259	$1,701	16.6%

NM = Not Meaningful

Our net income for 2022 was affected partially by acquisition of 20 properties and five dispositions that took place in 2022, as well as substantially lower legal and accounting expense and additional revenue from auction and brokerage activities.

Rental income increased $0.4 million, or 0.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, resulting primarily from an increase in fixed farm rent of $2.1 million, solar rent of $1.3 million and recreation rent of $0.1 million partially offset by a decrease in variable rent of $3.1 million in part due to certain farms in the West Coast region converting to direct operations in the second half of 2021.

Revenues recognized from tenant reimbursement of property taxes decreased $0.2 million, or 5.4%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease is the result of asset dispositions and the conversion of certain farms to direct operations.

Crop sales increased $4.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is the result of a higher volume of crop sold on our directly operated properties.

Other revenue increased $4.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increased auction and brokerage income, crop insurance proceeds from farms under direct operations, management fees, and interest income on loans and financing receivables, partially offset by lower revenue from litigation-related proceeds.

Depreciation, depletion and amortization decreased $0.7 million, or 8.8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease is a result of asset dispositions and more assets becoming fully depreciated partially offset by depreciable assets being placed into service.

Property operating expenses increased $0.9 million, or 11.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, resulting from higher tax and insurance expenses, partially offset by lower repairs.

Cost of goods sold totaled $6.0 million for the year ended December 31, 2022 compared to $1.5 million for the year ended December 31, 2021. This increase is the result of a higher volume of crop sold as the Company directly operated more farms in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Acquisition and due diligence costs increased $0.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, This increase was primarily due to an increase in property acquisitions and related costs including travel and due diligence.

General and administrative expenses increased $3.8 million, or 46.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, $2.7 million of this increase was related to the November 2021 acquisition of MWA. The remaining increase was largely driven by higher personnel costs and travel.

Legal and accounting expenses decreased $7.3 million, or 71.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, which was primarily the result of lower legal fees incurred in relation to litigation, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.

Other operating expenses increased $0.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, This increase was primarily due to increased auction costs.

Other income increased $0.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily due to proceeds from a property insurance claim due to weather-related damage and increased interest income on cash and our swap position, partially offset by a loss on early extinguishment of debt as the Company reduced its leverage during the year.

Income from equity method investment remained relatively flat at $0.1 million and $0.0 million for the years ended December 31, 2022 and 2021, respectively.

Gain on disposition of assets decreased $6.6 million, or 71.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to fewer property dispositions in 2022 as compared to 2021, as well as the Company incurring $1.3 million in losses on grape vine and citrus tree removal as part of redevelopment projects on certain properties during the year ended December 31, 2022.

Interest expense increased $0.2 million, or 1.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is the result of an increase in interest rates on our variable rate debt, significantly offset by a lower outstanding balance of debt.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs. In addition, high levels of inflation are causing the Federal Reserve to increase interest rates which may increase interest expense for many businesses, including the Company. We expect to meet our liquidity needs through cash on hand, undrawn availability under lines of credit, operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company.

We entered into equity distribution agreements on October 29, 2021 in connection with the ATM Program, under which we were authorized to issue and sell from time to time, through the sales agents, shares of our common stock having an aggregate gross sales price of up to $75.0 million (the “$75.0 million ATM Program”). In connection with our entry into the distribution agreements, we terminated the equity distribution agreements, each dated as of May 14, 2021, for our prior $50.0 million ATM Program. On May 6, 2022, we entered into equity distribution agreements under which we may issue and sell from time to time, through sales agents, shares of our common stock having an aggregate gross sales price of up to $100.0 million (the “$100.0 million ATM Program”). During the year ended December 31, 2022, the Company generated $73.2 million in gross proceeds and $72.4 million in net proceeds under the $75.0 million ATM Program and $49.5 million in gross proceeds and $48.9 million in net proceeds under the $100.0 million ATM Program for a total of $122.7 million and $121.3 million in gross and net proceeds, respectively. As of December 31, 2022, we had $0.0 million in availability under the $75.0 million ATM Program and $50.5 million in availability under the $100.0 million ATM Program. The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. The Company may increase the size of the ATM Program in the future. In addition, in 2022, we entered into credit agreements with Farmer Mac, MetLife and Rutledge for revolving credit facilities in an aggregate principal amount of $262.0 million. As of December 31, 2022, $169.0 million remains available under these credit facilities and the Company has no material debt maturities due before 2025.

During the year ended December 31, 2022, we reduced our overall indebtedness by $73.9 million, largely with proceeds from the sale of shares of common stock under the ATM Program. We believe that the use of proceeds from the ATM Program in the manner discussed above has substantially strengthened our balance sheet, positioned us to take advantage of growth opportunities that we believe will arise over the coming several quarters and will be significantly accretive to cash flow and to shareholder value.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets. When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. We have an effective shelf registration statement with approximately $100 million of capacity whereby we could issue additional equity or debt securities, which we have done successfully in the past as mentioned above.

During the year ended December 31, 2022, the Company repurchased no shares of its common stock. We currently have authority to repurchase up to an aggregate of $40.5 million in additional shares of our common stock or shares.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness refer to “– Recent Developments – Financing Activity” and Note 7 – Mortgage Notes, Line of Credit and Bonds Payable included in the financial statement section of this Annual Report on Form 10-K.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the years ended December 31,
(in thousands)	2022	2021
Net cash and cash equivalents provided by operating activities	$17,051	$7,856
Net cash and cash equivalents (used in) investing activities	$(60,398)	$(18,769)
Net cash and cash equivalents provided by financing activities	$20,830	$13,867

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

As of December 31, 2022, we had $7.7 million of cash and cash equivalents compared to $30.2 million at December 31, 2021.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities increased by $9.2 million primarily as a result of the following:

●	Receipt of $35.8 million in fixed rents, $9.5 million in variable rent and $2.2 million in tenant reimbursements for the year ended December 31, 2022 as compared to the receipt of $34.4 million in fixed rents, $9.4 million in variable rents, and $4.7 million in tenant reimbursements in the year ended December 31, 2021;
●	Stock-based compensation and incentive during the year ended December 31, 2022 of $1.9 million as compared to $1.3 million during the year ended December 31, 2021;
●	Gain on disposition of assets during the year ended December 31, 2022 of $2.6 million as compared to $9.3 million during the year ended December 31, 2021;
●	A change in accounts receivable of $(2.3) million for the year ended December 31, 2022 compared to $(1.0) million for the year ended December 31, 2021;
●	A change in other assets of $(0.1) million for the year ended December 31, 2022 compared to $(0.6) million for the year ended December 31, 2021;
●	A change in accrued interest of $1.4 million for the year ended December 31, 2022 compared to $(0.5) million for the year ended December 31, 2021;
●	A change in accrued expenses of $(1.5) million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021; and
●	A change in deferred revenue of $0.1 million for the year ended December 31, 2022 compared to $(0.1) million for the year ended December 31, 2021.

Cash Flows from Investing Activities

Net cash and cash equivalents used in investing activities increased by $41.6 million primarily as a result of the following:

●	Property acquisitions during the year ended December 31, 2022 of $54.4 million as compared to $81.2 million during the year ended December 31, 2021;
●	Property dispositions during the year ended December 31, 2022 for cash consideration of $17.0 million as compared to $70.6 million during the year ended December 31, 2021;
●	An increase of $1.5 million in real estate improvements as compared to the year ended December 31, 2021;

●	Collections on notes receivable under the FPI Loan Program and financing receivables of $2.8 million during the year ended December 31, 2022 as compared to $0.0 million during the year ended December 31, 2021; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $20.8 million during the year ended December 31, 2022, including $17.3 million for the purchase of land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand which are accounted for as financing receivables, as compared to $3.7 million during the year ended December 31, 2021.

Cash Flows from Financing Activities

Net cash and cash equivalents provided by financing activities increased by $7.0 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the year ended December 31, 2022 of $223.0 million as compared to $41.1 million during the year ended December 31, 2021;
●	Repayments on mortgage notes payable during the year ended December 31, 2022 of $296.9 million as compared to $35.9 million during the year ended December 31, 2021;
●	Net proceeds from the ATM Program during the year ended December 31, 2022 of $121.3 million as compared to $27.2 million during the year ended December 31, 2021;
●	A decrease of $0.7 million in participating preferred stock repurchases as compared to the year ended December 31, 2021;
●	Redemption of Series A preferred units during the year ended December 31, 2022 of $10.2 million as compared to $0.0 million during the year ended December 31, 2021;
●	Dividends on common stock during the year ended December 31, 2022 of $11.1 million as compared to $6.4 million during the year ended December 31, 2021; and
●	Distributions on Series B participating preferred stock during the year ended December 31, 2022 of $0.0 million as compared to $6.5 million during the year ended December 31, 2021.

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

We do not, however, believe that FFO is the only measure our operating performance. Changes in GAAP accounting and reporting rules that were put in effect after the establishment of Nareit’s definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance. Therefore, in addition to FFO, we present AFFO and AFFO per share, fully diluted, both of which are non-GAAP measures. Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO. AFFO is not intended to represent cash flow or liquidity for the period and is only intended to provide an additional measure of our operating performance. Even AFFO, however, does not properly capture the timing of cash receipts, especially in connection with full-year rent payments under lease agreements entered into in connection with newly acquired farms. Management considers AFFO per share, fully diluted to be a supplemental metric to GAAP earnings per share. AFFO per share, fully diluted provides additional insight into how our operating performance could be allocated to potential shares outstanding at a specific point in time. Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs. However, other REITs may use different methodologies for calculating AFFO and AFFO per share, fully diluted, and, accordingly, our AFFO and AFFO per share, fully diluted may not always be comparable to AFFO and AFFO per share amounts calculated by other REITs. AFFO and AFFO per share, fully diluted should not be considered as an alternative to net income (loss) or earnings per share (determined in accordance with GAAP) as an indication of financial performance or as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the years ended December 31, 2022 and 2021. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Dividends on Series B Participating Preferred Stock. Dividends on the previously outstanding shares of Series B Participating Preferred Stock, which were converted into shares of common stock on October 4, 2021, had a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands except per share amounts)	2022	2021
Net income	$11,960	$10,259
(Gain) on disposition of assets	(2,641)	(9,290)
Depreciation, depletion and amortization	6,960	7,629
FFO	$16,279	$8,598

Stock-based compensation and incentive	1,999	1,263
Deferred impact of interest rate swap terminations	582	546
Real estate related acquisition and due diligence costs	111	55
Distributions on Preferred units and stock	(3,210)	(10,052)
AFFO	$15,761	$410

AFFO per diluted weighted average share data:

AFFO weighted average common shares	52,531	36,410

Net income (loss) available to common stockholders of Farmland Partners Inc.	$0.16	$(0.17)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.08	0.48
Depreciation, depletion and amortization	0.13	0.21
Stock-based compensation and incentive	0.04	0.03
(Gain) on disposition of assets	(0.05)	(0.26)
Distributions on Preferred units and stock	(0.06)	(0.28)
AFFO per diluted weighted average share	$0.30	$0.01

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands)	2022	2021
Basic weighted average shares outstanding	50,953	34,641
Weighted average OP units on an as-if converted basis	1,292	1,484
Weighted average unvested restricted stock	286	285
AFFO weighted average common shares	52,531	36,410

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the years ended
	December 31,
(in thousands)	2022	2021
Net income	$11,960	$10,259
Interest expense	16,143	15,929
Income tax expense	227	—
Depreciation, depletion and amortization	6,960	7,629
(Gain) on disposition of assets	(2,641)	(9,290)
EBITDAre	$32,649	$24,527

Stock-based compensation and incentive	1,999	1,263
Real estate related acquisition and due diligence costs	111	55
Adjusted EBITDAre	$34,759	$25,845

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

At December 31, 2022, $152.5 million, or 34.7%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure. Assuming no increase in the level of our variable rate debt spreads, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.2 million per year. If interest rates decreased by 1.0%, our cash flow would increase approximately $1.2 million per year.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2023.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2023.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Plante & Moran, PLLC, Denver, Colorado (PCAOB ID No. 166) will be incorporated by reference from the Company’s Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2023.

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

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 61, 62 and 63 of this report, which is incorporated by reference herein.

Item 16. Form 10-K Summary

The Company has elected to not include a summary.

Exhibit Index

Exhibit No		Description of Exhibit
3.1		Articles of Amendment and Restatement. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11/A, filed on March 24, 2014).
3.2		Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 14, 2017).
4.1		Form of common stock certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014).
4.2	*	Description of Securities Registered under Section 12 of the Exchange Act of Farmland Partners, Inc.
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

Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Paul A. Pittman. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 13, 2019).

10.7	†

Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 13, 2019).

10.8	†

First Amendment to Amended and Restated Employment Agreement, dated October 9, 2021, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

10.9

Amendment No.1 to the Second Amended and Restated Agreement of Limited Partnership of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2016).

10.10

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

10.11

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

10.12

Loan Agreement, dated as of March 29, 2016, between FPI Illinois I LLC, FPI Illinois II LLC, Cottonwood Valley Land LLC, PH Farms LLC and FPI Properties LLC and Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.13

Guaranty, dated as of March 29, 2016, by Farmland Partners Operating Partnership, LP in favor of Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.14	†

Employment Agreement, dated as of October 9, 2021, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and James Gilligan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2021).

10.15

Registration Rights Agreement, dated as of February 2, 2017, by and between Farmland Partners Inc. and each of the holders named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

10.16

Amendment No. 2 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2017).

10.17

Amendment No. 3 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed November 12, 2019).

10.18

Lease Agreement, dated November 17, 2017, by and between Arnold (CA) LLC and Olam Farming, Inc. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.19

Master Real Estate Purchase Agreement, dated as of January 20, 2021, by and between Farmland Partners Operating Partnership, LP and each of the sellers set forth on Attachment A and Promised Land Opportunity Zone Farms I, LLC. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.20

Loan Agreement, dated as of October 29, 2020, by and between FPI Carolinas LLC, FPI Colorado LLC, Cottonwood Valley Land LLC, PH Farms LLC, FPI Ironwood LLC and FPI Properties LLC and Metropolitan Life Insurance Company. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.21

Amended, Restated and Consolidated Loan Agreement, dated as of February 18, 2022, by and between, Farmland Partners Inc., Farmland Partners Operating Partnership, LP, American Farmland Company L.P., and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 28, 2022).

10.22

Amended and Restated Guaranty Agreement, dated as of February 18, 2022, by and between Farmland Partners Inc. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 28, 2022).

10.23

Amended and Restated Guaranty Agreement, dated as of February 18, 2022, by and between Farmland Partners Operating Partnership, LP and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 28, 2022).

10.24

Consolidation of Notes and Modification and Extension Agreement, dated as of February 18, 2022, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 28, 2022).

10.25

Loan Agreement, dated as of October 13, 2022, by and between FPI Illinois I LLC, PH Farms LLC and Brighthouse Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 14, 2022).

10.26

Guaranty, dated as of October 13, 2022, by Farmland Partners Inc. in favor of Brighthouse Life Insurance Company. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 14, 2022).

10.27

Guaranty, dated as of October 13, 2022, by Farmland Partners Operating Partnership, L.P. in favor of Brighthouse Life Insurance Company. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 14, 2022).

10.28

Second Amended and Restated Bond Purchase Agreement, dated as of December 22, 2022, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP, Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2022).

10.29

Guaranty Agreement, dated as of December 22, 2022, by and among Farmland Partners Inc. Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2022).

10.30	†

Letter Agreement, dated December 30, 2022, by and between Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Agribusiness, Inc. and Murray R. Wise. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2023).

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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FARMLAND PARTNERS INC.

Date: February 23, 2023	/s/ PAUL A. PITTMAN
Paul A. Pittman
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Pittman	Executive Chairman and Chief Executive Officer (principal executive officer)	February 23, 2023
Paul A. Pittman

/s/ James Gilligan	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 23, 2023
James Gilligan

/s/ Chris A. Downey	Director	February 23, 2023
Chris A. Downey

/s/ Joseph W. Glauber	Director	February 23, 2023
Joseph W. Glauber

/s/ John A. Good	Director	February 23, 2023
John A. Good

/s/ Thomas P. Heneghan	Director	February 23, 2023
Thomas P. Heneghan

/s/ Danny D. Moore	Director	February 23, 2023
Danny D. Moore

/s/ Murray R. Wise	Director	February 23, 2023
Murray R. Wise

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2022

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmland Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmland Partners Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

February 23, 2023

Farmland Partners Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,	December 31,
	2022	2021
ASSETS
Land, at cost	$980,521	$945,951
Grain facilities	11,349	10,754
Groundwater	17,682	10,214
Irrigation improvements	50,097	52,693
Drainage improvements	12,543	12,606
Permanent plantings	50,394	53,698
Other	6,967	6,848
Construction in progress	14,810	10,647
Real estate, at cost	1,144,363	1,103,411
Less accumulated depreciation	(38,447)	(38,303)
Total real estate, net	1,105,916	1,065,108
Deposits	148	58
Cash and cash equivalents	7,654	30,171
Assets held for sale	33	530
Loans and financing receivables, net	21,921	6,112
Right of use asset	325	107
Deferred offering costs	63	40
Accounts receivable, net	7,055	4,900
Derivative asset	2,084	—
Inventory	2,808	3,059
Equity method investments	4,185	3,427
Intangible assets, net	2,055	1,915
Goodwill	2,706	2,706
Prepaid and other assets	3,196	3,392
TOTAL ASSETS	$1,160,149	$1,121,525

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$436,875	$511,323
Lease liability	325	107
Dividends payable	3,333	2,342
Derivative liability	—	785
Accrued interest	4,135	3,011
Accrued property taxes	2,008	1,762
Deferred revenue	44	45
Accrued expenses	9,215	9,564
Total liabilities	455,935	528,939

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	110,210	120,510

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 54,318,312 shares issued and outstanding at December 31, 2022, and 45,474,145 shares issued and outstanding at December 31, 2021	531	444
Additional paid in capital	647,346	524,183
Retained earnings (deficit)	3,567	(4,739)
Cumulative dividends	(73,964)	(61,853)
Other comprehensive income	3,306	279
Non-controlling interests in operating partnership	13,218	13,762
Total equity	594,004	472,076

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,160,149	$1,121,525

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2022	2021
OPERATING REVENUES:
Rental income	$45,615	$45,251
Tenant reimbursements	3,264	3,450
Crop sales	5,372	880
Other revenue	6,959	2,158
Total operating revenues	61,210	51,739

OPERATING EXPENSES
Depreciation, depletion and amortization	6,960	7,629
Property operating expenses	8,190	7,331
Cost of goods sold	5,966	1,525
Acquisition and due diligence costs	111	55
General and administrative expenses	12,005	8,208
Legal and accounting	2,874	10,147
Other operating expenses	130	31
Total operating expenses	36,236	34,926
OPERATING INCOME	24,974	16,813

OTHER (INCOME) EXPENSE:
Other (income)	(663)	(66)
(Income) from equity method investment	(52)	(19)
(Gain) on disposition of assets	(2,641)	(9,290)
Interest expense	16,143	15,929
Total other expense	12,787	6,554

Net income before income tax expense	12,187	10,259

Income tax expense	227	—

NET INCOME	11,960	10,259

Net (income) attributable to non-controlling interests in operating partnership	(286)	(268)

Net income attributable to the Company	11,674	9,991

Nonforfeitable distributions allocated to unvested restricted shares	(63)	(57)
Distributions on Series A Preferred Units and Series B Preferred Stock	(3,210)	(10,052)
Redemption of Series B Participating Preferred Stock	—	(5,716)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$8,401	$(5,834)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.16	$(0.17)
Diluted net income (loss) available to common stockholders	$0.16	$(0.17)
Basic weighted average common shares outstanding	50,953	34,641
Diluted weighted average common shares outstanding	50,953	34,641
Dividends declared per common share	$0.23	$0.20

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2022	2021
Net income	$11,960	$10,259
Amortization of other comprehensive income	594	983
Net change associated with current period hedging activities	2,433	1,676
Comprehensive income	14,987	12,918
Comprehensive (loss) attributable to non-controlling interests	(286)	(268)
Net income attributable to Farmland Partners Inc.	$14,701	$12,650

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands)

	Stockholders’ Equity						Non-controlling
	Common Stock					Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income (Loss)	Partnership	Equity
Balance at December 31, 2020	30,571	$297	$345,870	$1,037	$(54,751)	$(2,380)	$15,841	$305,914
Net income	—	—	—	9,991	—	—	268	10,259
Issuance of stock	2,113	21	27,135	—	—	—	—	27,156
Issuance of Operating Partnership units as partial consideration for business combination	249	2	3,144	—	—	—	—	3,146
Issuance of stock for redemption of Series B preferred stock	12,120	121	144,711	(5,716)	—	—	—	139,116
Grant of unvested restricted stock	143	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(3)	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,263	—	—	—	—	1,263
Dividends accrued or paid	—	—	—	(10,051)	(7,102)	—	(284)	(17,437)
Conversion of common units to shares of common stock	281	3	2,972	—	—	—	(2,975)	—
Net change associated with current period hedging transactions	—	—	—	—	—	2,659	—	2,659
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(912)	—	—	—	912	—
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076
Net income	—	—	—	11,674	—	—	286	11,960
Issuance of stock	8,599	86	121,289	—	—	—	—	121,375
Grant of unvested restricted stock	150	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(10)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(15)	—	(186)	—	—	—	—	(186)
Stock-based compensation	—	—	1,523	—	—	—	—	1,523
Dividends accrued or paid	—	—	—	(3,368)	(12,111)	—	(292)	(15,771)
Conversion of common units to shares of common stock	120	1	1,319	—	—	—	(1,320)	—
Net change associated with current period hedging transactions	—	—	—	—	—	3,027	—	3,027
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(782)	—	—	—	782	—
Balance at December 31, 2022	54,318	$531	$647,346	$3,567	$(73,964)	$3,306	$13,218	$594,004

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,960	$10,259
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	6,960	7,629
Amortization of deferred financing fees and discounts/premiums on debt	378	384
Amortization of net origination fees related to notes receivable	(37)	(3)
Stock-based compensation	1,523	1,263
Stock-based incentive	417	—
(Gain) on disposition of assets	(2,641)	(9,290)
(Income) from equity method investment	(52)	(19)
Proceeds from litigation settlement	—	550
Bad debt expense	24	16
Current and expected credit losses	92	—
Amortization of dedesignated interest rate swap	449	874
Loss on early extinguishment of debt	162	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(2,335)	(974)
(Increase) Decrease in interest receivable	(119)	(100)
(Increase) Decrease in other assets	(139)	(639)
(Increase) Decrease in inventory	251	(1,715)
Increase (Decrease) in accrued interest	1,383	(471)
Increase (Decrease) in accrued expenses	(1,533)	146
Increase (Decrease) in deferred revenue	56	(58)
Increase (Decrease) in accrued property taxes	252	4
Net cash and cash equivalents provided by operating activities	17,051	7,856

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(54,436)	(81,179)
Real estate and other improvements	(4,246)	(2,712)
MWA acquisition, net of cash acquired	—	(857)
Acquisition of non-real estate assets	(75)	—
Investment in equity method investees	(705)	(991)
Collections of principal on loans and financing receivables	2,786	37
Origination fees on notes receivable	60	—
Issuance of loans and financing receivables	(20,781)	(3,702)
Proceeds from sale of property	16,999	70,635
Net cash and cash equivalents (used in) investing activities	(60,398)	(18,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	223,000	41,109
Repayments on mortgage notes payable	(296,941)	(35,908)
Proceeds from ATM offering	121,315	27,156
Issuance of stock	59	—
Participating preferred stock repurchased	—	(650)
Payment of debt issuance costs	(1,047)	(841)
Payment of swap fees	(291)	(291)
Redemption of Series A preferred units	(10,158)	—
Dividends on common stock	(11,126)	(6,360)
Shares withheld for income taxes on vesting of equity-based compensation	(186)	—
Distributions on Series A preferred units	(3,510)	(3,510)
Distributions on Series B participating preferred stock	—	(6,542)
Distributions to non-controlling interests in operating partnership, common	(285)	(296)
Net cash and cash equivalents provided by financing activities	20,830	13,867

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,517)	2,954
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,171	27,217
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,654	$30,171

Cash paid during period for interest	$—	$14,704
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended
	December 31,
	2022	2021
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$3,259	$2,274
Dividend payable, common units	$74	$68
Distributions payable, Series A preferred units	$3,210	$3,510
Conversion of Convertible Notes into Investment in equity method investee	$—	$2,417
Additions to real estate improvements included in accrued expenses	$853	$424
Swap fees payable included in accrued interest	$146	$146
Prepaid property tax liability acquired in acquisitions	$63	$40
Deferred offering costs amortized through equity in the period	$118	$157
Right of Use Asset	$325	$107
Lease Liability	$325	$107
Non-cash conversion of notes receivable to real estate	$2,135	$—

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2022, FPI owned a 97.8% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of December 31, 2022, the Operating Partnership owns a 9.97% equity interest in an unconsolidated equity method investment that holds 12 properties (see “Note 1—Convertible Notes Receivable”, “Note 1—Equity Method Investments”, and “Note 4—Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2022, the Company owned a portfolio of approximately 165,200 acres of farmland, which is consolidated in these financial statements. In addition, as of December 31, 2022, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 30,900 acres of farmland.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of December 31, 2022, the TRS performed direct farming operations on 2,175 acres of farmland owned by the Company located in California.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates for a variety of reasons, including, without limitation, the impacts of public health crises, the war in Ukraine, substantially higher prices for oil and gas and substantially increased interest rates, and their effects on the domestic and global economies. We are unable to quantify the ultimate impact of these factors on our business.

Real Estate Acquisitions

When the Company acquires farmland where substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, it is not considered a business. As such, the Company accounts for

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the years ended December 31, 2022 and 2021, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

Total consideration for acquisitions may include a combination of cash and equity securities. When equity securities are issued, the Company determines the fair value of the equity securities issued based on the number of shares or units issued multiplied by the price per share or unit.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit, and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, relies on debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a deep portfolio of real estate assets which management believes could be readily liquidated if necessary to fund any immediate liquidity needs. As of December 31, 2022, we had $436.9 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $1.1 billion. During the year ended December 31, 2022, we raised $121.3 million of equity capital from our At-the-Market Equity Offering Program (the “ATM Program”). We also have an effective shelf registration statement with approximately $100 million of capacity, excluding availability on any ATM Program currently in place, pursuant to which we could issue additional equity or debt securities. In addition, in 2022, we entered into credit agreements with Farmer Mac, MetLife and Rutledge for revolving credit facilities in an aggregate principal amount of $262.0 million. As of December 31, 2022, $169.0 million remains available. For more information on the ATM Program please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents at December 31, 2022 and 2021 was held in the custody of five and six financial institutions, respectively, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. We consider highly liquid investments purchased with an orginal maturity of three months or less, such as money market funds, to be cash equivalents. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable, net except for those costs relating to the Company’s lines of credit which are recognized as an asset within deferred financing fees, net. During the year ended December 31, 2022, the Company incurred $1.0 million in connection with the refinancing of the Rutledge debt and the establishment of the Metlife Facility and the Farmer Mac Facility (each as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable”). During the year ended December 31, 2021, the Company incurred $0.8 million in connection with the issuance of the Jefferson Bank Bridge Loan, MetLife 11, MetLife 12, refinancing of the Rutledge debt and substitution of collateral on MetLife 2. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $0.4 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $1.2 million and $1.7 million as of December 31, 2022 and 2021, respectively.

Loans and Financing Receivables

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points.

Management determines the appropriate classification of debt securities at the time of issuance and reevaluates such designation as of each balance sheet date. As of December 31, 2022 and 2021, the Company had three and four notes outstanding, respectively, under the FPI Loan Program and have designated each of the notes receivable as loans. Loans are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization, including interest, is included in other revenue within our Consolidated Statements of Operations. See “Note 6—Loans and Financing Receivables.”

In November 2022, the Company purchased land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand. In accordance with ASC 842, for transactions in which the Company enters into a contract to acquire an asset and lease it back to the seller, the Company is required to separately assess the lease classification apart from the other assets. The Company determined that the land and building components of the lease agreement with Ag Pro meet the definition of a sales-type lease and therefore, control is not considered to have transferred to the Company under GAAP. As a result, the Company does not recognize the underlying asset but instead recognizes a financial asset in accordance with ASC 310 “Receivables”. Accordingly, the transactions with Ag Pro are accounted for as financing receivables and are included in loans and financing receivables, net on the accompanying consolidated balance sheets, net of allowance for credit losses, in accordance with ASC 310.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Convertible Notes Receivable

On January 20, 2021, the Company entered into property sale and long-term management agreements with Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States, as designated under U.S. tax provisions enacted in 2017. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable (the “OZ Convertible Notes”), resulting in a gain on disposition of assets totaling $2.4 million. The OZ Convertible Notes had an interest rate of 1.35% and an aggregate principal balance of $2.4 million. On July 16, 2021, the Company provided notice to the OZ Fund that it was converting its OZ Convertible Notes, and accrued interest thereon, into membership interests in the OZ Fund, in accordance with the terms of the OZ Convertible Notes. The value of the conversion was $2.4 million and the Company’s membership interests in the OZ Fund were approximately 7.6% upon conversion and increased to 9.97% as of December 31, 2022 after subsequent capital contributions. Please refer to “Note 4—Related Party Transactions.”

Allowance for Credit Losses

A loan is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the loan is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual loans are recorded as interest income when the payment is received. The loan is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the loan receivable and evaluates whether the value of the collateral continues to provide adequate security for the loan. Any uncollectible interest previously accrued is also charged off. As of December 31, 2022, we believe the value of the underlying collateral for each of the loans to be sufficient and in excess of the respective outstanding principal and accrued interest and no loans are currently on non-accrual status.

The Company has elected to use a probability of default (“PD”) and loss given default (“LGD”) method to estimate the allowance for credit losses (“CECL”). This approach calculates impairment by multiplying the PD (probability the asset will default within a given timeframe) by the LGD (percentage of the asset not expected to be collected due to default). The PD and LGD are estimated using average historical default rates of a company with similar credit risk factors to the Company’s tenant.

The CECL allowance is recorded as a reduction to loans and financing receivables, net on the accompanying consolidated balance sheets. The CECL allowance is updated on a quarterly basis with the resulting change being recorded in the consolidated statements of operations for the relevant period. Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the years ended December 31, 2022 and 2021.

Deferred Offering Costs

Deferred offering costs include incremental direct costs related to regulatory, legal, accounting and professional service costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.1 million and $0.2 million in offering costs during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had $0.06 million and $0.04 million, respectively, in deferred offering costs associated with proposed or completed offerings of securities, net of amortization, remaining on the balance sheet.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions, including the impact of COVID-19, when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of December 31, 2022 and 2021. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

The costs of growing crops on farms under direct operations are accumulated until the time of harvest at the lower of cost or net realizable value and are included in inventory in the consolidated balance sheets. Costs are allocated to growing crop or harvested crop, as appropriate. The costs of growing crops incurred by FPI Agribusiness consist primarily of costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of goods sold was $6.0 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

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

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of December 31, 2022 and 2021, inventory consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Harvested crop	$—	$164
Growing crop	2,808	2,895
	$2,808	$3,059

Equity Method Investments

As partial consideration for certain transactions with the OZ Fund, the Company received the OZ Convertible Notes, which on July 16, 2021, were converted into a 7.6% equity interest upon conversion and increased to 9.97% as of December 31, 2022. As of December 31, 2022 and 2021, the aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $4.2 million and $3.4 million, respectively, including aggregate capital contributions of $1.7 million and $1.0 million through December 31, 2022 and 2021, respectively. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund (the “Fund Agreement”). Under the Fund Agreement, the Manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Company’s capital contributions are capped at $20.0 million.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

On November 15, 2021, we acquired 100% of the membership interests of Murray Wise Associates, LLC (“MWA”), an agricultural asset management, brokerage and auction company, for total transaction value of $8.1 million, comprised of $5.3 million of consideration paid at closing, net of $2.8 million of closing adjustments. The consideration paid at closing was comprised of $2.2 million in cash and $3.1 million in shares of our common stock. The primary reason for the acquisition was to increase the Company’s breadth of activities in the farmland sector, while adding additional sources of revenue and market insight. As a result of the acquisition, MWA became a wholly owned subsidiary of the TRS. The Company issued an aggregate of 248,734 shares of common stock at a price of $12.61 per share in connection with the closing of the acquisition. The Company has entered into an incentive compensation agreement providing for the issuance of up to $3.0 million in shares of common stock for the benefit of current and prospective MWA employees aside from Murray Wise, who was appointed to our Board of Directors in connection with the closing of the acquisition, the receipt of which is tied to achieving certain profitability and asset-under-management objectives within three years following the closing of the transaction. Stock-based incentive expense related to these awards will be recognized ratably over the same three-year period to which it relates. For the years ended December 31, 2022 and 2021, the Company recorded $0.4 million and $0.0 million, respectively, for these awards. As of December 31, 2022 and 2021, $0.4 million and $0.0 million, respectively, is included in accrued expenses on the accompanying consolidated balance sheets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the years ended December 31, 2022 and 2021, the Company did not incur any impairment charges related to goodwill.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization. Customer relationships are subject to amortization and are amortized over a period of 10 to 12 years. During the years ended December 31, 2022 and 2021, the Company recorded amortization of customer relationships of less than $0.1 million for each period.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including, for periods prior to 2020, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company recorded income tax expense totaling $0.2 million and $0.0 million, respectively, for the years ended December 31, 2022 and 2021.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $3.2 million and $(2.1) million in taxable income (loss) from the TRS for the years ended December 31, 2022 and 2021, respectively. The Company did not have any deferred tax assets or liabilities for these years.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2022, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2021 open tax year.

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of any acquisitions that it undertook during the years ended December 31, 2022 and 2021.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

control, as redeemable non-controlling interests in the mezzanine section of the consolidated balance sheets. The amounts reported for non-controlling interests on the Company’s Consolidated Statements of Operations represent the portion of income or losses not attributable to the Company.

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s Third Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”). The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by the Board of Directors at the date of grant. The Company recognizes compensation expense for non-vested shares granted to officers, employees and directors on a straight-line basis over the requisite service period based upon the fair value of the shares on the date of grant, as adjusted for forfeitures. The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Our leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of December 31, 2022 and 2021, the Company had $0.0 million and less than $0.1 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized during the years ended December 31, 2022 and 2021:

	Rental income recognized
	For the years ended
	December 31,
(in thousands)	2022	2021
Leases in effect at the beginning of the year	$36,952	$38,757
Leases entered into during the year	8,663	6,494
	$45,615	$45,251

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of December 31, 2022, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for each of the next five years and thereafter as of December 31, 2022 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2023	36,072
2024	25,493
2025	14,424
2026	7,448
2027	5,241
Thereafter	36,973
$125,651

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

Crop Sales: The Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the years ended December 31, 2022 and 2021 were $5.4 million and $0.9 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms under direct operations. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the transaction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties. Payments received in advance are included in deferred revenue until they are earned over the life of the contract. Interest income is recognized on notes receivable on an accrual basis over the life of the note. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.

The following table presents other revenue that is disaggregated by revenue source for the years ended December 31, 2022 and 2021:

	For the years ended
	December 31,
(in thousands)	2022	2021
Auction and brokerage fees	$2,806	$895
Crop insurance proceeds	2,609	—
Property management income	730	159
Other	814	1,104
	$6,959	$2,158

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2022 and 2021, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental income recognized		Approximate % of rental income
	For the years ended December 31,		For the years ended December 31,
($ in thousands)	2022	2021	2022	2021
Tenant A (1)	$8,291	$9,436	18.2%	20.2%
(1)	The Company has numerous permanent crop leases with major farming companies located in California.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2022 and 2021, and the fixed and variable rent recorded by the Company for the years then ended by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the years ended
	As of December 31,		December 31,
Location of Farm (2)	2022	2021	2022	2021
Corn Belt	28.7%	27.5%	34.3%	28.9%
Delta and South	19.9%	20.5%	12.5%	8.7%
High Plains	20.0%	19.3%	8.4%	7.3%
Southeast	24.4%	25.4%	19.2%	18.3%
West Coast	7.0%	7.3%	25.6%	36.8%
	100.0%	100.0%	100.0%	100.0%
(1)	Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent revenue, regional comparisons by rental income are more relevant for full years than quarters or partial years.
(2)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska, and Texas. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On April 16, 2014, the Company completed its initial public offering (“IPO”).  Paul A. Pittman, the Company’s Chairman and Chief Executive Officer, together with his family, contributed properties to the company as part of the formation transactions.  A tax protection agreement was implemented at the time of the IPO to assist Mr. Pittman in deferring recognition of taxable gain as a result of the contribution of properties and the formation transactions.  In connection with the tax protection agreement, Mr. Pittman maintains a guarantee of $11.0 million in favor of Metropolitan Life Insurance Company (and previously to First Midwest Bank).

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Chairman and Chief Executive Officer. The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.11 million and $0.16 million during the years ended December 31, 2022 and 2021, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund. The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas P. Heneghan, one of the Company's independent directors. Mr. Heneghan has an indirect investment in the OZ Fund. On March 5, 2021, the Company sold nine farms to the OZ Fund. On March 31, 2021, the Company sold an additional property to the OZ Fund. As consideration for the 10 farms sold to the OZ Fund, the Company received approximately $19.1 million in cash and approximately $2.4 million in convertible notes receivable, resulting in a gain on disposition of assets totaling $2.4 million. On July 16, 2021, these convertible notes were converted into a 7.6% equity interest in the OZ Fund. As of December 31, 2022 and 2021, the Company had a 9.97% and 9.97% interest, respectfully, in the OZ Fund. Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter of the gross book value under $50 million and (ii) 0.2000% times gross book value per quarter of the gross book value in excess of $50 million and under $100 million and (iii) 0.1875% times gross book value per quarter of gross book value in excess of $100 million. The Company earned management fees of $0.4 million and $0.1 million during the years ended December 31, 2022 and 2021.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 5—Real Estate

During the year ended December 31, 2022, the Company completed 17 acquisitions, consisting of 20 properties, in the Corn Belt and High Plains regions. Aggregate cash consideration for these acquisitions totaled $54.4 million for real estate purchases accounted for as asset acquisitions plus $17.3 million for the purchase of land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand which are accounted for as financing receivables (refer to See “Note 6—Loans and Financing Receivables”). No intangible assets were acquired through these acquisitions.

During the year ended December 31, 2021, the Company completed 12 acquisitions, consisting of 12 properties, in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. Aggregate consideration for these acquisitions totaled $81.2 million of which $28.4 million was paid through the issuance of notes payable. No intangible assets were acquired through these acquisitions.

During the year ended December 31, 2022, the Company completed five dispositions consisting of five properties in the Corn Belt, High Plains and Southeast regions. The Company received cash consideration for these dispositions totaling $17.0 million and recognized an aggregate gain on sale of $2.6 million.

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

Note 6—Loans and Financing Receivables

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

On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro (the seller), under the John Deere brand. In accordance with ASC Topic 842, control is not considered to have transferred to the Company under GAAP and these transactions are accounted for as financing arrangements under ASC 310 “Receivables” rather than as investments in real estate subject to operating leases. The leases mature in November 2037 and contain renewal options for periods up to 20 years from the original maturity date. The discount used for the transactions was 6.15%.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2022 and 2021, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	December 31, 2022	December 31, 2021	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$217	$223	12/7/2028
Mortgage Note (1)	Principal due at maturity & interest due monthly	—	2,135	3/16/2022
Mortgage Note (2)	Principal due at maturity & interest due quarterly	—	1,571	6/23/2023
Mortgage Note (3)	Principal due at maturity & interest due semi-annually	2,100	2,100	8/18/2023
Mortgage Note (4)	Principal due at maturity & interest due quarterly	—	—	11/28/2022
Mortgage Note (4)	Principal due at maturity & interest due quarterly	2,500	—	3/3/2025
Total outstanding principal		4,817	6,029
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (5)	Monthly payments in accordance with lease agreement	5,894	—	11/17/2037
Financing Receivable, net (5)	Monthly payments in accordance with lease agreement	4,498	—	11/17/2037
Financing Receivable, net (5)	Monthly payments in accordance with lease agreement	3,561	—	11/17/2037
Financing Receivable, net (5)	Monthly payments in accordance with lease agreement	3,241	—	11/17/2037
Total financing receivable		17,194	—
Interest receivable (net prepaid interest and points)		2	83
Allowance for credit losses		(92)	—
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$21,921	$6,112
1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes included mortgages on two additional properties in Colorado that included repurchase options for the properties at a fixed price that were exercisable by the buyer between the third and fifth anniversary of the issuance of the notes and expired on March 16, 2022 unexercised. Upon expiration of the repurchase options, the properties are no longer accounted for as financing transactions and became owned by the Company. They are included in real estate on the accompanying consolidated balance sheets based on the net unpaid note balances.
2)	On July 27, 2021, the Company entered into a loan secured against farmland, which was repaid in full on April 13, 2022.
3)	On August 18, 2021, the Company entered into a loan secured against farmland.
4)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
5)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated zero expected credit losses on its loans balances as of December 31, 2022 and 2021 and approximately $0.1 million of expected credit losses on its financing receivables as of December 31, 2022. The Company recorded no credit loss expense related to interest receivables during the years ended December 31, 2022 and 2021, respectively.

The following table details the allowance for credit losses as of December 31, 2022:

	December 31, 2022
			Loans and financing	Allowance as a %
($ in thousands)	Amortized Cost	Allowance	receivables, net	of Amortized Cost
Loans under FPI Loan Program	$4,819	$—	$4,819	—%
Financing Receivables	17,194	(92)	17,102	0.54%
Totals	$22,013	$(92)	$21,921	0.42%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables as of December 31, 2022 and 2021:

	Years ended December 31,
($ in thousands)	2022	2021
Balance at beginning of year	$—	$—
Initial allowance for financing receivables	(92)	—
Current period change in credit allowance	—	—
Charge-offs	—	—
Recoveries	—	—
Balance at end of year	$(92)	$—

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

A reconciliation of the carrying amount of loans receivable and financing receivables for the years ended December 31, 2022 and 2021 is set out below:

	Years ended December 31,
($ in thousands)	2022	2021
Balance at beginning of year	$6,029	$2,364
Additions during year:
Issuance of loans and financing receivables	20,781	3,702
Interest accrued on financing receivables	122	—
	26,932	6,066
Deductions during year:
Collections of loans and financing receivables	2,786	37
Expiration of repurchase option	2,135	—
Balance at end of year	$22,011	$6,029

The collateral for the mortgage notes receivable consists of real estate, personal property and growing crops.

The fair value of loans and financing receivables is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of December 31, 2022 and 2021, the fair value of the loans and financing receivables was $19.6 million and $6.0 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2022 and 2021, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of			Outstanding as of			as of
	Interest	December 31,	Interest Rate	Next Adjustment	December 31,	December 31,	Maturity	December 31,
Loan	Payment Terms	2022	Terms	Date (1)	2022	2021	Date	2022
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$13,827	$13,827	April 2025	$21,421
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	11,160	11,160	April 2025	18,520
Farmer Mac Facility	Monthly	5.82%	SOFR + 1.50%	N/A	75,000	—	December 2025	86,871
MetLife Term Loan #1	Semi-annual	3.30%	Fixed for 3 years	March 2023	72,623	83,206	March 2026	103,478
MetLife Term Loan #2	Semi-annual	3.60%	Fixed for 3 years	N/A (3)	—	16,000	March 2026	—
MetLife Term Loan #3	Semi-annual	3.60%	Fixed for 3 years	N/A (3)	—	16,800	March 2026	—
MetLife Term Loan #4	Semi-annual	3.30%	Fixed for 3 years	March 2023	9,880	13,017	June 2026	25,698
MetLife Term Loan #5	Semi-annual	3.50%	Fixed for 3 years	January 2023	5,179	6,779	January 2027	10,111
MetLife Term Loan #6	Semi-annual	3.45%	Fixed for 3 years	February 2023	21,726	27,158	February 2027	25,711
MetLife Term Loan #7	Semi-annual	3.20%	Fixed for 3 years	June 2023	15,699	16,198	June 2027	29,618
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 3 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	3.20%	Fixed for 3 years	May 2024	16,800	16,800	May 2028	33,430
MetLife Term Loan #10	Semi-annual	3.00%	Fixed for 3 years	October 2023	48,985	49,874	October 2030	103,840
MetLife Term Loan #11	Semi-annual	2.85%	Fixed for 3 years	October 2024	12,750	12,750	October 2031	27,085
MetLife Term Loan #12	Semi-annual	3.11%	Fixed for 3 years	December 2024	14,359	14,359	December 2031	28,884
MetLife Facility	Quarterly	5.82%	SOFR + 2.10%	N/A	—	—	October 2027	111,122
Rabobank (2)	Semi-annual	5.87%	LIBOR + 1.70%	March 2024 (4)	59,500	59,500	March 2028	129,191
Rutledge Facility	Quarterly	5.51%	SOFR + 1.95%	February 2023 (4)	18,000	112,000	March 2027	225,204
Total outstanding principal					439,488	513,428		$1,090,226
Debt issuance costs					(2,613)	(2,105)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$436,875	$511,323
1)	MetLife Term Loan #5 repriced to 5.63%, effective January 12, 2023. MetLife #6 repriced to 5.55%, effective February 14, 2023. Metlife Term loans #1 and 4 will reprice to 5.55%, effective March 29, 2023.
2)	The Company has an interest rate swap agreement with Rabobank for $33.2 million notional of fixed LIBOR at 2.114% until March 2026 (see “Note 10—Hedge Accounting”).
3)	MetLife Term Loan #2 and MetLife Term Loan #3 were paid off during the year ended December 31, 2022.
4)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms”.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Farmer Mac Debt

As of December 31, 2022 and 2021, the Operating Partnership had approximately $100.0 and $25.0 million, respectively, outstanding with Farmer Mac and $0.0 million remains available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which will, in turn, be secured by first-lien mortgages on agricultural real estate owned by the Operating Partnership. The Farmer Mac Facility bears interest of one-month term SOFR + 1.50% on drawn amounts and an unused commitment fee of 0.20%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac Facility. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum leverage ratio of not more than 60%. The Company was in compliance with all applicable covenants at December 31, 2022. In addition, under the agreement, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Term Debt

As of December 31, 2022 and 2021, the Company had $262.0 million and $316.9 million outstanding, respectively, under credit agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife”) (together, the “MetLife loan agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

As of December 31, 2022, $75.0 million remains available under the Metlife Facility and the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees. Paul A. Pittman, the Company’s Chairman and Chief Executive Officer, maintains a guarantee of $11.0 million in favor of MetLife, which is associated with the tax protection agreement in place at the time of the initial public offering.  Mr. Pittman and his family contributed properties to the company as part of the formation transactions.  The tax protection agreement and related guarantee were intended to assist in deferring the recognition of taxable gain as a result of the formation transactions.

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

Rabobank Mortgage Note

As of December 31, 2022 and 2021, the Company and the Operating Partnership had $59.5 million and $59.5 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of December 31, 2022.

Rutledge Facility

As of December 31, 2022 and 2021, the Company and the Operating Partnership had $18.0 million and $112.0 million, respectively, outstanding under a credit agreement with Rutledge Investment Company (“Rutledge”) referred to as the Rutledge Facility. As of December 31, 2022, $94.0 million remains available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

The interest rate for the credit facility is based on three-month SOFR, plus an applicable margin. The applicable margin for the credit facility is 1.80% to 2.25%, depending on the applicable pricing level in effect. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Rutledge agreement (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants.

LIBOR

As of December 31, 2022, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rabobank Mortgage Note, which the Company is in process of converting to a SOFR-based instrument.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.2 million and $1.7 million as of December 31, 2022 and 2021, respectively.

Aggregate Maturities

As of December 31, 2022, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2023	$—
2024	2,100
2025	102,087
2026	84,603
2027	62,704
Thereafter	187,994
$439,488

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2022 and 2021, the fair value of the mortgage notes payable was $405.0 million and $522.7 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

The Company has six leases in place for office space with monthly payments ranging between $750 and $13,377 per month and lease terms expiring between September 2023 and October 2025. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 3.35% to 6.30%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the years ended December 31, 2022 and 2021 was $0.24 million and $0.15 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2023	$205
2024	84
2025	54
2026	—
2027	—
Thereafter	—
Total lease payments	343
Less: imputed interest	(18)
Lease liability	$325

Litigation

Summary of litigation matters previously resolved:

●	The Brokop Class Action: On April 6, 2022, the Court issued an order granting the Company’s motion for summary judgment in full, and on April 7, 2022, the Court entered a final judgment dismissing Brokop’s claims with prejudice. That judgment became final on May 6, 2022, when the period for Brokop to appeal the judgment expired.
●	The Winter Derivative Action: In light of the judgment dismissing the Brokop Class Action, the parties stipulated to the dismissal of the Winter Derivative Action, and the court entered a dismissal order on May 9, 2022.
●	The Luger Derivative Action: The parties filed a joint notice of voluntary dismissal of the appeal in the Luger Action on May 11, 2022, and the court ordered dismissal of the case on May 18, 2022.

Sabrepoint Update:

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment, and is confident that the order will be overturned and the litigation will be allowed to proceed. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. The parties have briefed the narrowed appeal before the Texas Court of Appeals and oral argument was conducted on November 30, 2022.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of December 31, 2022, the Company has an approximate aggregate net book value of $8.2 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina. The Company received a non-refundable initial payment of $2.9 million upon exercise, plus additional payments totaling $0.5 million as of December 31, 2022. The Company is

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company has safe harbor contributions of $0.2 million and for the year ended December 31, 2022.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of December 31, 2022 and 2021, FPI owned 97.8% and 97.0% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 2.2% and 3.0% interests, respectively, are held in the form of Common units and comprise non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership are considered to be both the Common units and the Series A preferred units.

Common Units in Operating Partnership, OP Units

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the years ended December 31, 2022 and 2021, the Company issued 120,000 and 281,453, respectively, of shares of common stock upon redemption of 120,000 and 281,453, respectively, of Common units that had been tendered for redemption. There were approximately 1.2 million and 1.4 million outstanding Common units eligible to be tendered for redemption as of December 31, 2022 and 2021, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

increase to the non-controlling interest in the Operating Partnership by $0.8 million and $0.9 million during the years ended December 31, 2022 and 2021, respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. 107,000 Series A preferred units were outstanding as of December 31, 2022 following such redemptions. Total liquidation value of such preferred units as of December 31, 2022 and 2021 was $110.2 million and $120.5 million, respectively, including accrued distributions.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2022 and 2021:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2020	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,510
Balance at December 31, 2021	117	$120,510

Balance at December 31, 2021	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,210
Redemption of Series A preferred units	(10)	(10,000)
Balance at December 31, 2022	107	$110,210

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

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2022 and 2021:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2022	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500
	February 22, 2022	April 1, 2022	April 15, 2022	$0.0500
	May 2, 2022	July 1, 2022	July 15, 2022	$0.0600
	July 26, 2022	October 1, 2022	October 17, 2022	$0.0600
				$0.2200

2021	November 3, 2020	January 1, 2021	January 15, 2021	$0.0500
	February 11, 2021	April 1, 2021	April 15, 2021	$0.0500
	May 7, 2021	July 1, 2021	July 15, 2021	$0.0500
	August 4, 2021	October 1, 2021	October 15, 2021	$0.0500
				$0.2000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company has accrued $3.2 million in distributions payable as of December 31, 2022. The distributions are payable annually in arrears on January 15 of each year.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

During the year ended December 31, 2022, the Company repurchased no shares of its common stock. As of December 31, 2022, the Company had approximately $40.5 million of capacity under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of December 31, 2022, there were 0.6 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of December 31, 2022 and 2021 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2020	316	$6.46
Granted	143	11.72
Vested	(162)	6.68
Forfeited	—	—
Unvested at December 31, 2021	297	$8.87
Granted	150	11.78
Vested	(177)	8.22
Forfeited	(10)	11.24
Unvested at December 31, 2022	260	$10.88

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $2.0 million and $1.3 million, for the years ended December 31, 2022 and 2021, respectively. As described in “Note 1—Organization and Significant Accounting Policies—Business Combinations”, the Company recognized $0.4 million and $0.0 million during the years ended December 31, 2022 and 2021, respectively, related to stock-based incentive expense in connection with the MWA acquisition, which are included in the amounts above. As of December 31, 2022 and 2021, there were $1.7 million and $1.6 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.6 years.

At-the-Market Offering Program (the “ATM Program”)

On October 29, 2021, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $75.0 million (the “$75.0 million ATM Program”). In connection with its entry into these distribution agreements, the Company terminated the equity distribution agreements, each dated as of May 14, 2021, for its prior ATM Program. On May 6, 2022, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the “$100.0 million ATM Program”). During the year ended December 31, 2022, the Company sold 5,282,647 shares and generated $73.2 million in gross proceeds and $72.4 million in net proceeds under the $75.0 million ATM Program and sold 3,312,293 shares and generated $49.5 million in gross proceeds and $48.9 million in net proceeds under the $100.0 million ATM Program for totals of 8,594,940 shares and $122.7 million and $121.3 million in gross and net proceeds, respectively.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the years ended
	December 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net income attributable to Farmland Partners Inc.	$11,674	$9,991
Less: Nonforfeitable distributions allocated to unvested restricted shares	(63)	(57)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(3,210)	(10,052)
Less: Dividends on Series B Participating Preferred Stock	—	(5,716)
Net income (loss) attributable to common stockholders	$8,401	$(5,834)

Denominator:
Weighted-average number of common shares - basic	50,953	34,641
Conversion of preferred units (1)	—	—
Unvested restricted shares (1)	—	—
Redeemable non-controlling interest (1)	—	—
Weighted-average number of common shares - diluted	50,953	34,641

Income (loss) per share attributable to common stockholders - basic	$0.16	$(0.17)
Income (loss) per share attributable to common stockholders - diluted	$0.16	$(0.17)
(1)	Anti-dilutive for the years ended December 31, 2022 and 2021.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Distributions on preferred interests in the Operating Partnership have been subtracted from net income or loss attributable to common stockholders.

Denominator:

Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis if they are dilutive. For the years ended December 31, 2022 and 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive. The outstanding shares of Series B Participating Preferred Stock are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis, if they are dilutive. For the years ended December 31, 2022 and 2021, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the years ended December 31, 2022 and 2021, diluted weighted average common shares do not include the impact of 0.3 million and 0.5 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.3 million and 1.5 million for the years ended December 31, 2022 and 2021, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of December 31, 2022 and 2021, respectively.

	For the years ended
	December 31,
	2022	2021
Shares	54,058	45,177
Common Units	1,237	1,357
Redeemable Common Units	—	—
Unvested Restricted Stock Awards	260	297
	55,555	46,831

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of December 31, 2022, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). Amortization for the years ended December 31, 2022 and 2021 was $0.6 million and $1.0 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during the year ended December 31, 2022 were $0.4 million.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remains highly effective as of December 31, 2022.

As of December 31, 2022, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$2,084

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2022 and 2021 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

For the years ended December 31, 2022 and 2021, the amount of noncash loss recognized in net income was $2.1 million and $1.6 million, respectively. The net change associated with current period hedging transactions was $3.0 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.6 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2022. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Beginning accumulated derivative instrument gain or loss	$279	$(2,380)
Net change associated with current period hedging transactions	2,433	1,676
Amortization of frozen AOCI on de-designated hedge	594	983
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$3,306	$279

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

For the Year Ended
($ in thousands)	December 31, 2022
United States	$3,212
International	—
Total	$3,212

The federal and state income tax provision (benefit) is summarized as follows:

For the Year Ended
($ in thousands)	December 31, 2022
Current:
Federal	$189
State	43
Other	—
Total Current Tax Expense	$232
Deferred:
Federal	(5)
Total Tax Expense	$227

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of December 31, 2022 are as follows:

($ in thousands)	December 31, 2022
Deferred tax assets:
Net operating loss	$434
Realized capital losses	76
Total deferred tax assets	510
Deferred tax liabilities:
Fixed assets	$(18)
Intangible Assets	(32)
Total deferred tax liabilities	$(50)
Valuation Allowance	(480)
Net deferred taxes	$(20)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period. Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by $0.6 million during the year ended December 31, 2022. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million. Prior year amounts are not material.

Net operating losses and tax credit carryforwards as of December 31, 2022 are as follows:

($ in thousands)	December 31, 2022	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$2,068	Does not expire
Net operating losses, state	$—	Various

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

December 31, 2022
Statutory Rate	21.00%
State Tax	3.43%
Valuation Allowance	(18.13)%
Total	6.30%

Note 12—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2022 and 2021.

	Quarter Ended
($ in thousands except per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Operating revenues	$13,890	$12,357	$13,140	$21,823
Operating expenses (1)	9,570	8,902	8,415	9,349
Other expenses (2)	3,181	366	3,573	5,667
Net income before income tax expense	1,139	3,089	1,152	6,807
Income tax expense	—	(96)	(33)	(98)
Net income	$1,139	$2,993	$1,119	$6,709
Net income available to common stockholders of Farmland Partners Inc.	$213	$2,060	$350	$5,778

Basic net income (loss) per share available to common stockholders (3)	$0.00	$0.04	$0.01	$0.11
Diluted net income (loss) per share available to common stockholders (3)	$0.00	$0.04	$0.01	$0.09
Basic weighted average common shares outstanding	45,781	50,362	53,495	54,056
Diluted weighted average common shares outstanding	45,781	50,362	53,495	62,633

	Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Operating revenues	$11,575	$10,013	$10,105	$20,046
Operating expenses (1)	8,477	9,058	8,671	8,720
Other expenses (2)	621	3,820	4,103	(1,990)
Net income (loss) before income tax expense	2,477	(2,865)	(2,669)	13,316
Income tax expense	—	—	—	—
Net income (loss)	$2,477	$(2,865)	$(2,669)	$13,316
Net income (loss) available to common stockholders of Farmland Partners Inc.	$(718)	$(5,804)	$(5,623)	$6,311

Basic net income (loss) per share available to common stockholders (3)	$(0.02)	$(0.19)	$(0.17)	$0.14
Diluted net income (loss) per share available to common stockholders (3)	$(0.02)	$(0.19)	$(0.17)	$0.12
Basic weighted average common shares outstanding	30,418	31,072	32,551	44,391
Diluted weighted average common shares outstanding	30,418	31,072	32,551	54,520
(1)	Operating expenses for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 included $0.8 million, $0.3 million, $0.1 million, $0.1 million, respectively, related to litigation. Operating expenses for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 included $2.5 million, $2.7 million, $2.2 million, $1.4 million, respectively, related to litigation.
(2)	Other expenses for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 included $0.7 million, $3.3 million, $(0.1) million, ($1.3) million, respectively, related to gain (loss) on disposition of assets. Other expenses for the quarters ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 included $3.4 million, $0.1 million, ($0.1) million, $5.9 million, respectively, related to gain (loss) on disposition of assets.
(3)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

Note 13—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Dividends

On February 21, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on April 17, 2023 to stockholders and unitholders of record as of April 3, 2023.

Debt Interest Rate Resets

As of December 31, 2022, $262.0 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt), of which $174.1 million was subject to interest rates that reset in 2023. Subsequent to December 31, 2022, the Company reset rates on $109.4 million: MetLife Term Loan #5 repriced to 5.63%, effective January 12, 2023; MetLife #6 repriced to 5.55%, effective February 14, 2023 and Metlife Term loans #1 and 4 will reprice to 5.55%, effective March 29, 2023.

Real Estate Acquisitions

Subsequent to December 31, 2022, the Company completed one farm acquisition in the Corn Belt region. Aggregate consideration for the acquisition totaled $0.1 million.

Real Estate Dispositions

Subsequent to December 31, 2022, the Company completed one partial farm disposition in the Delta and South region for $3.5 million in aggregate consideration.

Rutledge Facility Borrowing

Subsequent to December 31, 2022, the Company borrowed an additional $4.0 million against the Rutledge Facility.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2022

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
California		44,994	—	44,994	—	—	—	44,994	—	44,994	—		2017	—
North Carolina	(l)	41,906	—	41,906	582	5	587	42,488	5	42,493	1	2018	2015	40
California		33,482	—	33,482	—	—	—	33,482	—	33,482	—		2017	—
Illinois		29,627	431	30,058	50	2,202	2,252	29,677	2,633	32,310	487	2017, 2018	2017	24
California		31,567	—	31,567	—	—	—	31,567	—	31,567	—		2017	—
California	(q)	19,925	11,521	31,446	—	(1,614)	(1,614)	19,925	9,907	29,832	4,305	2017	2017	16
Louisiana	(m)	26,762	128	26,890	—	195	195	26,762	323	27,085	30	2022	2021	6
Illinois		22,937	1,484	24,421	(11)	1,302	1,291	22,926	2,786	25,712	475	2017, 2018, 2019	2017	26
Louisiana	(n)	24,754	390	25,144	—	—	—	24,754	390	25,144	32		2021	13
South Carolina	(p)	12,057	1,474	13,531	53	5,983	6,036	12,110	7,457	19,567	1,519	2014, 2017, 2018, 2019, 2021	2014	25
California	(q)	7,647	11,518	19,165	—	17	17	7,647	11,535	19,182	2,496	2017, 2018, 2020, 2021	2017	26
California	(q)	9,998	8,116	18,114	—	(115)	(115)	9,998	8,001	17,999	3,148	2017	2017	14
California	(q)	10,947	6,878	17,825	(12)	32	20	10,935	6,910	17,845	2,078	2017, 2021	2017	26
North Carolina		17,627	—	17,627	—	—	—	17,627	—	17,627	—		2018	—
South Carolina		14,866	906	15,772	—	228	228	14,866	1,134	16,000	214	2017, 2018	2017	27
Florida	(l)	9,295	202	9,497	3,433	2,531	5,964	12,728	2,733	15,461	310	2016, 2017, 2019, 2020, 2021	2016	37
California	(q)	11,888	3,398	15,286	—	(220)	(220)	11,888	3,178	15,066	1,259	2017	2017	19
California	(q)	8,326	6,075	14,401	—	1	1	8,326	6,076	14,402	1,281	2017, 2018, 2019	2017	26
California	(q)	9,043	4,546	13,589	—	306	306	9,043	4,852	13,895	1,655	2017, 2018, 2020, 2021	2017	18
Texas		5,773	6,338	12,111	—	—	—	5,773	6,338	12,111	37	2022	2022	11
Nebraska	(d)	11,325	309	11,634	—	—	—	11,325	309	11,634	34	2022	2022	6
California	(q)	10,167	2,902	13,069	—	(1,636)	(1,636)	10,167	1,266	11,433	541	2017	2017	16
Colorado	(p)	10,716	70	10,786	—	—	—	10,716	70	10,786	15	2014	2014	39
California	(q)	7,492	2,889	10,381	—	299	299	7,492	3,188	10,680	1,155	2017, 2019	2017	18
California	(q)	9,534	263	9,797	—	(29)	(29)	9,534	234	9,768	117	2017	2017	16
California	(q)	6,191	2,772	8,963	—	(94)	(94)	6,191	2,678	8,869	880	2017	2017	14
Florida	(q)	2,674	3,565	6,239	—	2,268	2,268	2,674	5,833	8,507	1,160	2017, 2020, 2021	2017	21
South Carolina	(l)	7,919	133	8,052	(15)	100	85	7,904	233	8,137	34	2015, 2017, 2020	2015	24
Illinois		9,689	420	10,109	(2,329)	(258)	(2,587)	7,360	162	7,522	56	2016, 2017, 2018	2016	22
California	(q)	4,710	3,317	8,027	—	(508)	(508)	4,710	2,809	7,519	610	2017	2017	30
Arkansas	(p)	6,914	287	7,201	16	105	121	6,930	392	7,322	110	2014, 2017, 2018, 2022	2014	24
North Carolina	(l)	7,239	—	7,239	(16)	—	(16)	7,223	—	7,223	—		2015	—
Florida	(q)	6,402	593	6,995	—	128	128	6,402	721	7,123	194	2017, 2019	2017	18
South Carolina	(p)	4,679	25	4,704	4	2,375	2,379	4,683	2,400	7,083	679	2020, 2017, 2016, 2015, 2021	2014	30
Mississippi	(p)	6,654	133	6,787	—	3	3	6,654	136	6,790	44	2014, 2015	2014	25
Illinois		6,086	—	6,086	11	450	461	6,097	450	6,547	56	2018	2016	40
Missouri		6,493	15	6,508	—	—	—	6,493	15	6,508	2		2021	15
Illinois		6,418	—	6,418	11	—	11	6,429	—	6,429	—		2016	—
Arkansas		5,924	244	6,168	—	—	—	5,924	244	6,168	93	2015	2015	21
Illinois		5,493	—	5,493	9	338	347	5,502	338	5,840	212	2017	2016	10
California		5,442	390	5,832	4	(30)	(26)	5,446	360	5,806	51		2021	11
North Carolina	(l)	5,750	—	5,750	4	—	4	5,754	—	5,754	—		2015	—
Colorado		792	4,731	5,523	1	174	175	793	4,905	5,698	501	2016, 2017, 2019, 2021, 2022	2016	21
Arkansas	(q)	5,532	101	5,633	15	41	56	5,547	142	5,689	59	2017, 2019, 2020	2017	15
Colorado	(d)	5,455	147	5,602	(2,067)	2,068	1	3,388	2,215	5,603	177		2021	7
Illinois		5,453	105	5,558	10	7	17	5,463	112	5,575	28	2016	2016	23
Colorado		4,156	1,280	5,436	—	(3)	(3)	4,156	1,277	5,433	305	2017	2017	26
Louisiana	(p)	5,100	52	5,152	—	224	224	5,100	276	5,376	101	2017, 2016, 2015, 2021, 2022	2014	17
Arkansas		5,169	185	5,354	—	—	—	5,169	185	5,354	84	2017	2017	15
Illinois		4,920	4	4,924	8	148	156	4,928	152	5,080	17	2017	2016	50
Illinois	(d)	4,819	20	4,839	—	—	—	4,819	20	4,839	2	2022	2022	5
Arkansas	(p)	4,536	50	4,586	27	81	108	4,563	131	4,694	46	2014, 2017	2014	17
Illinois	(q)	4,575	—	4,575	—	—	—	4,575	—	4,575	—		2017	—
South Carolina	(p)	2,235	—	2,235	661	1,651	2,312	2,896	1,651	4,547	419	2020, 2017, 2016, 2015, 2021, 2022	2014	26
Illinois		4,522	4	4,526	8	—	8	4,530	4	4,534	3	2016	2016	10

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2022

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Illinois		4,350	—	4,350	8	—	8	4,358	—	4,358	—		2016	—
Georgia	(q)	3,574	2,922	6,496	—	(2,229)	(2,229)	3,574	693	4,267	192	2017, 2019	2017	17
North Carolina	(l)	4,242	—	4,242	4	—	4	4,246	—	4,246	—		2015	—
California		2,461	1,974	4,435	—	(222)	(222)	2,461	1,752	4,213	289	2017	2017	25
Colorado	(p)	3,566	359	3,925	—	94	94	3,566	453	4,019	124	2014, 2017, 2018, 2021	2014	21
Illinois		3,821	—	3,821	(2)	—	(2)	3,819	—	3,819	—		2016	—
Louisiana	(n)	3,612	20	3,632	—	107	107	3,612	127	3,739	3	2022	2021	17
Georgia		3,306	368	3,674	—	23	23	3,306	391	3,697	118	2015, 2016, 2017, 2018, 2021	2015	23
Illinois		2,981	—	2,981	—	634	634	2,981	634	3,615	271		2014	38
Alabama	(q)	1,719	1,883	3,602	—	(10)	(10)	1,719	1,873	3,592	493	2017	2017	19
Mississippi	(b)	3,471	41	3,512	—	63	63	3,471	104	3,575	22	2015, 2017	2015	35
Illinois		3,541	—	3,541	6	—	6	3,547	—	3,547	—		2016	—
Illinois		1,290	—	1,290	—	2,199	2,199	1,290	2,199	3,489	666	2017, 2015, 2011	2007	38
Illinois		3,470	—	3,470	6	4	10	3,476	4	3,480	2	2016	2016	12
Illinois	(d)	3,401	16	3,417	—	—	—	3,401	16	3,417	1	2022	2022	10
Nebraska	(p)	1,881	55	1,936	1	1,422	1,423	1,882	1,477	3,359	511	2017, 2015, 2012	2012	35
Illinois		2,997	68	3,065	5	253	258	3,002	321	3,323	196	2018, 2016	2016	16
Illinois		3,212	—	3,212	6	95	101	3,218	95	3,313	12	2018	2016	40
Illinois		3,277	—	3,277	5	—	5	3,282	—	3,282	—		2016	—
South Carolina	(b)	1,959	344	2,303	—	970	970	1,959	1,314	3,273	225	2017, 2015, 2021	2015	34
Arkansas	(l)	2,808	184	2,992	88	94	182	2,896	278	3,174	109	2015, 2017, 2018, 2020, 2021	2015	21
Illinois	(q)	3,163	—	3,163	—	—	—	3,163	—	3,163	—		2017	—
Illinois		3,058	—	3,058	5	—	5	3,063	—	3,063	—		2016	—
Arkansas	(p)	2,985	156	3,141	(96)	8	(88)	2,889	164	3,053	92	2014, 2016	2014	16
Illinois		3,030	—	3,030	6	—	6	3,036	—	3,036	—		2016	—
Arkansas	(b)	3,264	165	3,429	(590)	191	(399)	2,674	356	3,030	135	2014, 2015, 2016, 2017	2014	27
Illinois	(d)	2,912	89	3,001	—	—	—	2,912	89	3,001	7	2022	2022	10
Colorado	(p)	3,099	—	3,099	(133)	—	(133)	2,966	—	2,966	—		2014	—
Illinois		2,882	42	2,924	5	—	5	2,887	42	2,929	21	2016	2016	12
Illinois		2,682	—	2,682	8	204	212	2,690	204	2,894	23	2017	2016	50
Nebraska	(c)	2,601	114	2,715	—	130	130	2,601	244	2,845	40	2015, 2016, 2018, 2019	2015	27
Illinois		2,573	—	2,573	(1)	236	235	2,572	236	2,808	28	2017	2010	50
Virginia	(l)	2,802	—	2,802	—	—	—	2,802	—	2,802	—		2015	—
North Carolina		2,768	—	2,768	—	—	—	2,768	—	2,768	—		2018	—
Arkansas	(p)	2,645	40	2,685	21	42	63	2,666	82	2,748	34	2014, 2018, 2019	2014	18
Illinois		2,718	—	2,718	5	—	5	2,723	—	2,723	—		2016	—
Illinois	(d)	2,661	—	2,661	—	—	—	2,661	—	2,661	—		2021	—
California	(q)	967	1,357	2,324	—	303	303	967	1,660	2,627	410	2017, 2018	2017	27
Nebraska	(c)	2,539	78	2,617	—	(23)	(23)	2,539	55	2,594	18	2016	2015	20
Nebraska	(d)	2,473	120	2,593	—	—	—	2,473	120	2,593	11	2022	2022	10
Michigan		904	1,654	2,558	—	—	—	904	1,654	2,558	531	2015	2015	23
Nebraska	(l)	693	1,785	2,478	—	78	78	693	1,863	2,556	442	2014, 2016, 2018, 2019	2014	22
Illinois		2,542	—	2,542	5	—	5	2,547	—	2,547	—		2016	—
Colorado	(b)	1,995	84	2,079	—	466	466	1,995	550	2,545	188	2018, 2017, 2016	2015	17
Illinois		2,525	—	2,525	—	—	—	2,525	—	2,525	—		2017	—
Arkansas	(p)	2,262	82	2,344	96	4	100	2,358	86	2,444	25	2014, 2015	2014	27
Illinois	(d)	2,416	22	2,438	—	—	—	2,416	22	2,438	1	2022	2022	20
Illinois		2,423	—	2,423	5	—	5	2,428	—	2,428	—		2016	—
Illinois		2,402	—	2,402	4	—	4	2,406	—	2,406	—		2016	—
Nebraska	(c)	2,280	44	2,324	—	76	76	2,280	120	2,400	22	2017, 2016, 2015	2015	30
South Carolina	(p)	1,803	158	1,961	—	422	422	1,803	580	2,383	114	2014, 2015, 2020	2014	26
South Carolina		1,321	91	1,412	246	721	967	1,567	812	2,379	117	2017, 2018, 2020	2017	34
Colorado	(p)	2,328	—	2,328	—	—	—	2,328	—	2,328	—		2014	—
Arkansas	(p)	2,316	—	2,316	—	3	3	2,316	3	2,319	—		2014	—
Nebraska	(c)	2,316	126	2,442	—	(126)	(126)	2,316	—	2,316	—		2015	—
Illinois		3,149	28	3,177	(1,121)	225	(896)	2,028	253	2,281	31	2016, 2018	2016	40
Illinois	(e), (o)	2,015	—	2,015	4	216	220	2,019	216	2,235	26	2016, 2019	2016	34
Colorado		637	1,604	2,241	—	(17)	(17)	637	1,587	2,224	515	2017	2017	27

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2022

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Illinois		2,100	—	2,100	4	98	102	2,104	98	2,202	15	2018	2016	40
North Carolina		2,177	—	2,177	—	—	—	2,177	—	2,177	—		2018	—
North Carolina	(l)	3,864	—	3,864	(1,721)	—	(1,721)	2,143	—	2,143	—		2015	—
Arkansas	(p)	2,014	96	2,110	(8)	31	23	2,006	127	2,133	45	2014	2014	24
Indiana		2,125	—	2,125	—	—	—	2,125	—	2,125	—		2022	—
Colorado	(b)	1,365	663	2,028	—	88	88	1,365	751	2,116	145	2015	2015	23
South Carolina		1,090	—	1,090	230	776	1,006	1,320	776	2,096	96	2018, 2019	2018	39
Colorado	(l)	1,301	699	2,000	—	70	70	1,301	769	2,070	138	2015, 2016, 2017, 2019	2015	26
South Carolina	(p)	1,568	—	1,568	64	433	497	1,632	433	2,065	99	2015, 2017, 2019	2014	27
Illinois		1,700	—	1,700	—	346	346	1,700	346	2,046	76	2017	2012	35
Colorado	(p)	1,817	210	2,027	(7)	21	14	1,810	231	2,041	152	2014, 2016, 2021	2014	15
Illinois		2,041	—	2,041	—	—	—	2,041	—	2,041	—		2022	—
Nebraska	(d)	1,986	36	2,022	—	—	—	1,986	36	2,022	4	2022	2022	5
Illinois		1,986	34	2,020	—	—	—	1,986	34	2,020	—	2022	2022	7
Illinois		1,996	—	1,996	3	—	3	1,999	—	1,999	—		2016	—
Colorado		1,760	—	1,760	—	239	239	1,760	239	1,999	49	2017	2016	24
Illinois		2,103	105	2,208	(226)	—	(226)	1,877	105	1,982	29	2016	2016	25
Illinois		1,972	—	1,972	3	—	3	1,975	—	1,975	—		2016	—
Illinois		1,956	—	1,956	4	—	4	1,960	—	1,960	—		2016	—
Illinois		1,945	—	1,945	4	—	4	1,949	—	1,949	—		2016	—
Illinois		1,905	—	1,905	—	—	—	1,905	—	1,905	—		2016	—
Colorado	(l)	1,622	—	1,622	—	271	271	1,622	271	1,893	21	2020	2019	28
Colorado	(p)	1,079	812	1,891	—	—	—	1,079	812	1,891	145	2014	2014	31
Illinois		1,859	—	1,859	4	—	4	1,863	—	1,863	—		2016	—
Illinois		1,853	—	1,853	3	—	3	1,856	—	1,856	—		2016	—
Illinois	(q)	1,825	—	1,825	—	—	—	1,825	—	1,825	—		2018	—
Illinois	(d)	1,815	—	1,815	—	—	—	1,815	—	1,815	—		2022	—
Illinois		1,693	—	1,693	3	109	112	1,696	109	1,805	13	2017	2016	50
Illinois		1,769	—	1,769	3	—	3	1,772	—	1,772	—		2016	—
North Carolina	(l)	1,770	—	1,770	—	—	—	1,770	—	1,770	—		2015	—
Illinois		1,750	—	1,750	—	—	—	1,750	—	1,750	—		2009	—
Illinois	(q)	1,735	—	1,735	—	—	—	1,735	—	1,735	—		2017	—
Illinois		1,731	—	1,731	3	—	3	1,734	—	1,734	—		2016	—
Illinois		1,643	88	1,731	3	—	3	1,646	88	1,734	26	2016	2016	23
Illinois		1,718	—	1,718	3	—	3	1,721	—	1,721	—		2016	—
Nebraska	(p)	1,610	32	1,642	(2)	80	78	1,608	112	1,720	31	2014, 2015	2014	28
Illinois		1,614	94	1,708	3	—	3	1,617	94	1,711	28	2016	2016	23
Nebraska	(p)	1,639	46	1,685	(2)	9	7	1,637	55	1,692	14	2014, 2015	2014	31
Colorado	(p)	1,305	376	1,681	—	10	10	1,305	386	1,691	306	2014, 2016	2014	16
Illinois		1,675	4	1,679	3	(4)	(1)	1,678	—	1,678	—		2016	—
Michigan		779	851	1,630	—	39	39	779	890	1,669	441	2016, 2019	2016	19
South Carolina	(l)	1,303	225	1,528	—	134	134	1,303	359	1,662	78	2016, 2017, 2020	2016	35
South Carolina	(p)	1,078	—	1,078	29	548	577	1,107	548	1,655	126	2015, 2017	2014	30
Illinois		1,523	—	1,523	3	126	129	1,526	126	1,652	14	2017	2016	50
Nebraska	(c)	1,314	65	1,379	—	258	258	1,314	323	1,637	102	2015, 2021	2015	23
Illinois		1,620	—	1,620	3	—	3	1,623	—	1,623	—		2016	—
Nebraska	(p)	1,539	—	1,539	—	70	70	1,539	70	1,609	14	2015	2012	45
Illinois		1,603	—	1,603	3	—	3	1,606	—	1,606	—		2016	—
Illinois		1,588	—	1,588	3	—	3	1,591	—	1,591	—		2016	—
Georgia		1,330	72	1,402	—	180	180	1,330	252	1,582	58	2016, 2019	2016	19
Nebraska	(b)	1,244	69	1,313	—	269	269	1,244	338	1,582	72	2014, 2015	2014	22
Illinois		1,423	60	1,483	—	68	68	1,423	128	1,551	92	2013	2007	27
Illinois	(p)	1,500	—	1,500	—	26	26	1,500	26	1,526	4	2015	2008	50
Kansas		1,915	—	1,915	(395)	—	(395)	1,520	—	1,520	—		2015	—
Illinois	(d)	1,496	—	1,496	—	—	—	1,496	—	1,496	—		2021	—
Illinois		1,481	—	1,481	3	—	3	1,484	—	1,484	—		2016	—
Illinois		1,475	—	1,475	—	—	—	1,475	—	1,475	—		2022	—
Illinois	(q)	1,471	—	1,471	—	—	—	1,471	—	1,471	—		2018	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2022

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Illinois		1,435	—	1,435	3	—	3	1,438	—	1,438	—		2016	—
Illinois	(d)	1,437	—	1,437	—	—	—	1,437	—	1,437	—		2021	—
Colorado		—	—	—	803	640	1,443	803	640	1,443	43	2017, 2021, 2022	2017	24
Illinois	(l)	1,403	—	1,403	—	—	—	1,403	—	1,403	—		2019	—
South Carolina		1,032	170	1,202	13	187	200	1,045	357	1,402	70	2017, 2018	2017	25
Nebraska	(b)	1,100	28	1,128	—	243	243	1,100	271	1,371	38	2014, 2015, 2018	2014	25
Colorado	(p)	1,353	184	1,537	—	(167)	(167)	1,353	17	1,370	13	2014	2014	11
Nebraska		1,149	—	1,149	—	202	202	1,149	202	1,351	29	2018	2018	33
Illinois		1,229	—	1,229	2	116	118	1,231	116	1,347	14	2018	2016	40
Nebraska	(c)	1,346	34	1,380	—	(34)	(34)	1,346	—	1,346	—		2015	—
Illinois		1,320	—	1,320	2	—	2	1,322	—	1,322	—		2016	—
Illinois		1,321	—	1,321	—	—	—	1,321	—	1,321	—		2022	—
Nebraska		1,232	56	1,288	31	—	31	1,263	56	1,319	14	2015	2015	24
Nebraska	(c)	1,279	23	1,302	—	(9)	(9)	1,279	14	1,293	2	2015, 2017	2015	15
Colorado	(p)	1,238	—	1,238	45	—	45	1,283	—	1,283	33		2014	—
Nebraska	(c)	1,242	37	1,279	—	(5)	(5)	1,242	32	1,274	8	2015	2015	23
Illinois		1,259	—	1,259	2	—	2	1,261	—	1,261	—		2016	—
Illinois	(b)	1,120	—	1,120	—	138	138	1,120	138	1,258	19	2016	2008	50
Illinois		1,254	—	1,254	2	—	2	1,256	—	1,256	—		2016	—
Illinois		1,219	—	1,219	2	—	2	1,221	—	1,221	—		2016	—
Illinois	(p)	1,147	—	1,147	—	60	60	1,147	60	1,207	8	2016	2013	50
Nebraska	(c)	1,077	33	1,110	—	70	70	1,077	103	1,180	5	2015	2015	38
Colorado	(p)	579	513	1,092	65	18	83	644	531	1,175	401	2014, 2015, 2016	2014	19
Illinois		1,171	—	1,171	2	—	2	1,173	—	1,173	—		2016	—
North Carolina		1,161	—	1,161	—	—	—	1,161	—	1,161	—		2018	—
Illinois		1,439	—	1,439	(279)	—	(279)	1,160	—	1,160	—		2016	—
Illinois		1,115	28	1,143	2	9	11	1,117	37	1,154	13	2016, 2018	2016	20
Nebraska		1,109	40	1,149	—	—	—	1,109	40	1,149	20	2012	2012	20
Illinois		1,075	—	1,075	2	70	72	1,077	70	1,147	9	2018	2016	40
Illinois		1,003	—	1,003	—	143	143	1,003	143	1,146	63	2015, 2017	2008	40
Colorado	(p)	747	393	1,140	—	—	—	747	393	1,140	94	2014	2014	26
Illinois		1,130	35	1,165	2	(27)	(25)	1,132	8	1,140	1	2016	2016	30
Nebraska	(c)	1,136	11	1,147	—	(11)	(11)	1,136	—	1,136	—	2015	2015	—
Illinois		1,126	44	1,170	2	(37)	(35)	1,128	7	1,135	2	2016	2016	31
Illinois		1,119	—	1,119	2	—	2	1,121	—	1,121	—		2016	—
Colorado	(p)	773	323	1,096	—	24	24	773	347	1,120	94	2014, 2021	2014	21
Colorado	(p)	1,030	170	1,200	—	(87)	(87)	1,030	83	1,113	13	2014, 2016, 2017	2014	24
Colorado	(p)	1,105	—	1,105	—	—	—	1,105	—	1,105	—		2014	—
Colorado	(p)	1,128	68	1,196	(45)	(68)	(113)	1,083	—	1,083	(33)		2014	—
Illinois		1,080	—	1,080	2	—	2	1,082	—	1,082	—		2016	—
Illinois		989	—	989	2	77	79	991	77	1,068	10	2018	2016	40
Nebraska		848	197	1,045	—	22	22	848	219	1,067	73	2014, 2015, 2017	2014	25
Illinois		1,063	27	1,090	2	(27)	(25)	1,065	—	1,065	4	2016	2016	23
Illinois		1,058	—	1,058	2	—	2	1,060	—	1,060	—		2016	—
Colorado	(p)	554	443	997	(3)	62	59	551	505	1,056	92	2014, 2015, 2017	2014	28
Illinois		995	—	995	2	58	60	997	58	1,055	6	2017	2016	50
Nebraska	(p)	994	20	1,014	(2)	41	39	992	61	1,053	22	2014, 2015	2014	27
Illinois	(p)	801	97	898	—	152	152	801	249	1,050	50	2016	2014	50
Colorado	(l)	809	141	950	—	62	62	809	203	1,012	52	2015	2015	31
Illinois		1,005	—	1,005	2	—	2	1,007	—	1,007	—		2016	—
Florida	(d)	935	67	1,002	—	—	—	935	67	1,002	10		2021	10
Georgia		795	65	860	31	105	136	826	170	996	35	2016, 2017	2016	31
Illinois		950	40	990	2	—	2	952	40	992	8	2016	2016	32
Illinois		980	—	980	2	—	2	982	—	982	—		2016	—
Illinois		975	—	975	2	—	2	977	—	977	—		2016	—
Illinois		972	—	972	2	—	2	974	—	974	—		2016	—
Colorado		819	94	913	—	58	58	819	152	971	64	2014, 2017, 2018	2010	22
Illinois		968	—	968	2	—	2	970	—	970	—		2016	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2022

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Georgia	(l)	756	202	958	(1)	9	8	755	211	966	39	2016, 2021	2016	33
Illinois		844	—	844	2	112	114	846	112	958	9	2019	2016	40
Illinois		923	53	976	—	(29)	(29)	923	24	947	5	2011	2011	50
Kansas	(p)	805	178	983	(38)	—	(38)	767	178	945	151	2014	2014	14
Illinois		939	—	939	1	—	1	940	—	940	—		2016	—
Illinois	(p)	902	34	936	—	—	—	902	34	936	26	2008	2008	21
Illinois		878	33	911	—	—	—	878	33	911	2	2022	2022	13
Illinois		845	63	908	2	—	2	847	63	910	22	2016	2016	22
Colorado	(p)	481	373	854	46	(2)	44	527	371	898	290	2014, 2016	2014	17
Illinois		879	—	879	2	4	6	881	4	885	1	2016	2016	20
Illinois	(l)	866	18	884	—	—	—	866	18	884	1	2020	2020	48
Illinois		815	—	815	—	60	60	815	60	875	7	2017	2015	50
Georgia		718	144	862	—	10	10	718	154	872	41	2016	2016	25
Illinois		864	—	864	1	—	1	865	—	865	—		2016	—
Illinois		855	55	910	1	(47)	(46)	856	8	864	2	2016	2016	28
Adjustments		—	—	—	—	—	—	(4)	(51)	(55)	(97)
Other	(r)	58,583	2,194	60,777	(5,796)	1,258	(4,538)	52,787	3,452	56,239	925

Totals		$ 988,523	$ 115,849	$ 1,104,372	($ 7,998)	$ 33,166	$ 25,168	$ 980,521	$ 148,964	$ 1,129,485	$ 38,433

(b)	Properties denoted with (b) are part of a collateral pool for the $13.8 million Farmer Mac Bond #6 .	Farmer Mac Bond #6	$ 13,827
(c)	Properties denoted with (c) are part of a collateral pool for the $11.2 million Farmer Mac Bond #7.	Farmer Mac Bond #7	11,160
(d)	Properties denoted with (d) are part of a collateral pool for the $75.0 million Farmer Mac Facility.	Farmer Mac Facility	75,000
(e)	Properties denoted with (e) are part of a collateral pool for the $72.6 million MetLife Term Loan #1.	MetLife Term Loan #1	72,623
(f)	Properties denoted with (f) are part of a collateral pool for the $9.9 million MetLife Term Loan #4.	MetLife Term Loan #4	9,880
(g)	Properties denoted with (g) are part of a collateral pool for the $5.2 million MetLife Term Loan #5.	MetLife Term Loan #5	5,179
(h)	Properties denoted with (h) are part of a collateral pool for the $21.7 million MetLife Term Loan #6.	MetLife Term Loan #6	21,726
(i)	Properties denoted with (i) are part of a collateral pool for the $15.7 million MetLife Term Loan #7.	MetLife Term Loan #7	15,699
(j)	Properties denoted with (j) are part of a collateral pool for the $44.0 million MetLife Term Loan #8.	MetLife Term Loan #8	44,000
(k)	Properties denoted with (k) are part of a collateral pool for the $16.8 million MetLife Term Loan #9.	MetLife Term Loan #9	16,800
(l)	Properties denoted with (l) are part of a collateral pool for the $49.0 million MetLife Term Loan #10.	MetLife Term Loan #10	48,985
(m)	Properties denoted with (m) are part of a collateral pool for the $12.8 million MetLife Term Loan #11.	MetLife Term Loan #11	12,750
(n)	Properties denoted with (n) are part of a collateral pool for the $14.4 million MetLife Term Loan #12.	MetLife Term Loan #12	14,359
(o)	Properties denoted with (o) are part of a collateral pool for the $0.0 million MetLife Facility.	MetLife Facility	—
(p)	Properties denoted with (p) are part of a collateral pool for the $59.5 million Rabobank.	Rabobank	59,500
(q)	Properties denoted with (q) are part of a collateral pool for the $18.0 million Rutledge Facility.	Rutledge Facility	18,000
			$ 439,488

(r)

Other category is comprised of 109 farms in 8 states that on an aggregate basis make up less than 5% of gross total land plus improvements as of December 31, 2022. Approximately $3.3 million is part of a collateral pool for Farmer Mac Bond #6, $0.5 million is part of a collateral pool for Farmer Mac Bond #7, $1.5 million is part of a collateral pool for Farmer Mac Facility, $0.6 million is part of a collateral pool for MetLife Bond #10, $6.0 million is part of a collateral pool for Rabo Agrifinance Note, and $4.1 million is part of a collateral pool for Rutledge Facility.

(s)	all of the above properties listed in Schedule III are farms.
(t)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $1.005 billion as of December 31, 2022.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(in thousands)

	Years ended December 31,
	2022	2021
Real Estate:
Balance at beginning of year	$1,092,693	$1,076,420
Additions during period
Additions through construction of improvements	729	2,008
Disposition of property and improvements	(23,387)	(65,679)
Acquisitions through business combinations and/or asset acquisitions	59,450	79,944
Balance at end of year	$1,129,485	$1,092,693

Accumulated Depreciation:
Balance at beginning of year	$38,254	$32,602
Disposition of improvements	(6,771)	(1,977)
Additions charged to costs and expenses	6,950	7,629
Balance at end of year	$38,433	$38,254

Real Estate balance per schedule	$1,129,485	$1,092,693
Construction in progress	14,810	10,647
Other non-real estate	68	71
Balance per consolidated balance sheet	$1,144,363	$1,103,411

Accumulated depreciation per schedule	$38,433	$38,254
Other non-real estate	14	49
Balance per consolidated balance sheet	$38,447	$38,303