Form 10-Q
period 2023-03-31
Farmland Partners Inc.
filed 2023-05-04
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, 51,905,807 shares of the Registrant’s common stock (53,143,146 on a fully diluted basis, including 1,237,339 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2023 (Unaudited) and December 31, 2022

(in thousands, except par value and share data)

	March 31,	December 31,
	2023	2022
ASSETS
Land, at cost	$975,450	$980,521
Grain facilities	11,349	11,349
Groundwater	17,682	17,682
Irrigation improvements	50,632	50,097
Drainage improvements	12,543	12,543
Permanent plantings	50,081	50,394
Other	6,939	6,967
Construction in progress	15,200	14,810
Real estate, at cost	1,139,876	1,144,363
Less accumulated depreciation	(39,780)	(38,447)
Total real estate, net	1,100,096	1,105,916
Deposits	135	148
Cash and cash equivalents	12,229	7,654
Assets held for sale	32	33
Loans and financing receivables, net	21,959	21,921
Right of use asset	563	325
Deferred offering costs	66	63
Accounts receivable, net	3,793	7,055
Derivative asset	1,612	2,084
Inventory	2,711	2,808
Equity method investments	4,158	4,185
Intangible assets, net	2,050	2,055
Goodwill	2,706	2,706
Prepaid and other assets	2,301	3,196
TOTAL ASSETS	$1,154,411	$1,160,149

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$441,047	$436,875
Lease liability	563	325
Dividends payable	3,259	3,333
Accrued interest	3,825	4,135
Accrued property taxes	2,592	2,008
Deferred revenue	10,756	44
Accrued expenses	7,462	9,215
Total liabilities	469,504	455,935

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	107,803	110,210

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 53,085,363 shares issued and outstanding at March 31, 2023, and 54,318,312 shares issued and outstanding at December 31, 2022	516	531
Additional paid in capital	633,209	647,346
Retained earnings	4,440	3,567
Cumulative dividends	(77,149)	(73,964)
Other comprehensive income	2,923	3,306
Non-controlling interests in operating partnership	13,165	13,218
Total equity	577,104	594,004

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,154,411	$1,160,149

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2023 and 2022

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2023	2022
OPERATING REVENUES:
Rental income	$9,688	$9,547
Tenant reimbursements	1,038	778
Crop sales	360	695
Other revenue	1,586	2,870
Total operating revenues	12,672	13,890

OPERATING EXPENSES
Depreciation, depletion and amortization	1,794	1,751
Property operating expenses	2,182	1,955
Cost of goods sold	946	1,439
Acquisition and due diligence costs	14	63
General and administrative expenses	2,606	3,103
Legal and accounting	244	1,256
Other operating expenses	49	3
Total operating expenses	7,835	9,570
OPERATING INCOME	4,837	4,320

OTHER (INCOME) EXPENSE:
Other (income) expense	(11)	21
(Income) loss from equity method investment	27	(7)
(Gain) on disposition of assets	(1,826)	(660)
Interest expense	4,924	3,827
Total other expense	3,114	3,181

Net income before income tax expense	1,723	1,139

Income tax expense	9	—

NET INCOME	1,714	1,139

Net (income) attributable to non-controlling interests in operating partnership	(38)	(33)

Net income attributable to the Company	1,676	1,106

Nonforfeitable distributions allocated to unvested restricted shares	(16)	(15)
Distributions on Series A Preferred Units	(803)	(878)

Net income available to common stockholders of Farmland Partners Inc.	$857	$213

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.02	$0.00
Diluted net income available to common stockholders	$0.02	$0.00
Basic weighted average common shares outstanding	54,007	45,781
Diluted weighted average common shares outstanding	54,007	45,781
Dividends declared per common share	$0.06	$0.05

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2023 and 2022

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$1,714	$1,139
Amortization of other comprehensive income	198	172
Net change associated with current period hedging activities	(581)	935
Comprehensive income	1,331	2,246
Comprehensive (loss) attributable to non-controlling interests	(38)	(33)
Net income attributable to Farmland Partners Inc.	$1,293	$2,213

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2023 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2022	54,318	$531	$647,346	$3,567	$(73,964)	$3,306	$13,218	$594,004
Net income	—	—	—	1,676	—	—	38	1,714
Issuance of stock	5	—	54	—	—	—	—	54
Grant of unvested restricted stock	223	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(3)	—	(36)	—	—	—	—	(36)
Stock-based compensation	—	—	405	—	—	—	—	405
Dividends accrued and paid	—	—	—	(803)	(3,185)	—	(74)	(4,062)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	(383)	—	(383)
Repurchase and cancellation of shares	(1,458)	(15)	(14,577)	—	—	—	—	(14,592)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	17	—	—	—	(17)	—
Balance at March 31, 2023	53,085	$516	$633,209	$4,440	$(77,149)	$2,923	$13,165	$577,104

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2022 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076
Net income	—	—	—	1,106	—	—	33	1,139
Issuance of stock	2,913	29	38,264	—	—	—	—	38,293
Grant of unvested restricted stock	147	1	—	—	—	—	—	1
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(14)	—	(185)	—	—	—	—	(185)
Stock-based compensation	—	—	642	—	—	—	—	642
Dividends accrued and paid	—	—	—	(878)	(2,428)	—	(68)	(3,374)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	1,107	—	1,107
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(187)	—	—	—	187	—
Balance at March 31, 2022	48,519	$474	$562,717	$(4,511)	$(64,281)	$1,386	$13,914	$509,699

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,714	$1,139
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	1,794	1,751
Amortization of deferred financing fees and discounts/premiums on debt	158	82
Amortization of net origination fees related to notes receivable	(6)	(5)
Stock-based compensation	405	642
(Gain) on disposition of assets	(1,826)	(660)
(Income) loss from equity method investment	27	(7)
Bad debt expense	15	12
Amortization of dedesignated interest rate swap	162	317
Loss on early extinguishment of debt	—	27
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	3,246	1,628
(Increase) Decrease in interest receivable	(39)	(73)
(Increase) Decrease in other assets	906	(1,091)
(Increase) Decrease in inventory	96	86
Increase (Decrease) in accrued interest	(311)	72
Increase (Decrease) in accrued expenses	(1,794)	(2,068)
Increase (Decrease) in deferred revenue	10,712	7,881
Increase (Decrease) in accrued property taxes	580	576
Net cash and cash equivalents provided by operating activities	15,839	10,309

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(141)	(7,980)
Real estate and other improvements	(1,092)	(964)
Collections of principal on loans and financing receivables	7	6
Origination fees on notes receivable	—	60
Issuance of loans and financing receivables	—	(3,500)
Proceeds from sale of property	7,137	4,559
Net cash and cash equivalents provided by (used in) investing activities	5,911	(7,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	14,001	112,000
Repayments on mortgage notes payable	(9,850)	(160,384)
Proceeds from ATM offering	—	38,274
Issuance of stock	54	19
Common stock repurchased	(14,591)	—
Payment of debt issuance costs	(137)	(212)
Payment of swap fees	(73)	(219)
Dividends on common stock	(3,259)	(2,274)
Shares withheld for income taxes on vesting of equity-based compensation	(36)	(185)
Distributions on Series A preferred units	(3,210)	(3,510)
Distributions to non-controlling interests in operating partnership, common	(74)	(68)
Net cash and cash equivalents (used in) financing activities	(17,175)	(16,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,575	(14,069)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,654	30,171
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,229	$16,102

Cash paid during period for interest	$5,188	$3,412
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2023 and 2022

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$3,185	$2,428
Dividend payable, common units	$74	$68
Distributions payable, Series A preferred units	$803	$878
Additions to real estate improvements included in accrued expenses	$205	$1,000
Swap fees payable included in accrued interest	$36	$36
Prepaid property tax liability acquired in acquisitions	$—	$11
Deferred offering costs amortized through equity in the period	$—	$26
Right-of-use assets obtained in exchange for new operating lease liabilities	$563	$443
Non-cash conversion of notes receivable to real estate	$—	$2,135

See accompanying notes.

Farmland Partners Inc.

Notes to the Unaudited Financial Statements as of March 31, 2023

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2023, FPI owned a 97.8% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“Common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of March 31, 2023, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 12 properties (see “Note 1—Organization and Significant Accounting Policies—Loans and Financing Receivables,” “Note 1—Organization and Significant Accounting Policies—Equity Method Investments,” and “Note 4—Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of March 31, 2023, the Company owned a portfolio of approximately 163,700 acres of farmland, which is consolidated in these financial statements. In addition, as of March 31, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 31,000 acres of farmland.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of March 31, 2023, the TRS performed direct farming operations on 2,108 acres of farmland owned by the Company located in California.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of December 31, 2022 and March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited. The accompanying financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of actual operating results for the entire year ending December 31, 2023.

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

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three months ended March 31, 2023 and 2022, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($159.2 million as of March 31, 2023), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets that management believes could be readily liquidated if necessary to fund any immediate liquidity needs. As of March 31, 2023, we had $441.0 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $1.1 billion. As of March 31, 2023, we had $50.5 million available under our At-the-Market Equity Offering Program (the “ATM Program”). We also have an effective shelf registration statement with approximately $100 million of capacity, in addition to availability on the ATM Program, pursuant to which we could issue additional equity or debt securities. For more information on the ATM Program please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Loans and Financing Receivables

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. As of March 31, 2023 and December 31, 2022, the Company has two types of loans and financing receivables: loans under the Company’s loan program (the “FPI Loan Program”) and sale-leaseback transactions accounted for as financing receivables.

Loans under the FPI Loan Program: The Company offers an agricultural lending product focused on farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers. Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects. As of both March 31, 2023 and December 31, 2022, the Company had three notes outstanding under the FPI Loan Program and has designated each of the notes receivable as loans.

Sale-leaseback Transactions Accounted for as Financing Arrangements: In November 2022, the Company purchased land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand. In accordance with ASC 842, for transactions in which the Company enters into a contract to acquire an asset and lease it back to the seller, the Company is required to separately assess the lease classification apart from the other assets. The Company determined that the land and building components of the lease agreement with Ag Pro meet the definition of a sales-type lease and therefore, control is not considered to have transferred to the Company under GAAP. As a result, the Company does not recognize the underlying asset but instead recognizes a financial asset in accordance with ASC 310 “Receivables.” Accordingly, the transactions with Ag Pro are accounted for as financing receivables and are included in loans and financing receivables, net on the accompanying consolidated balance sheets, net of allowance for credit losses, in accordance with ASC 310.

Current expected credit losses (“CECL”): For loans under the FPI Loan Program, a loan is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the loan is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual loans are recorded as interest income when the payment is received. The loan is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the loan receivable and evaluates whether the value of the collateral continues to provide adequate security for the loan. Any uncollectible interest previously accrued is also charged off. As of March 31, 2023, we believed the value of the underlying collateral for each of the loans to be sufficient and in excess of the respective outstanding principal and accrued interest and no loans are currently on non-accrual status.

For financing receivables, the Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). This approach calculates impairment by multiplying the PD (probability the asset will default within a given timeframe) by the LGD (percentage of the asset not expected to be collected due to default). The PD and LGD are estimated using average historical default rates of a company with similar credit risk factors to the Company’s tenant. Accrued interest write-offs are recognized as credit loss expense. CECL are recorded as a reduction to loans and financing receivables, net on the accompanying consolidated balance sheets. The CECL allowance is updated on a quarterly basis with the resulting change being recorded in the consolidated statements of operations for the relevant period. Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three months ended March 31, 2023 and 2022.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of March 31, 2023 and December 31, 2022. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate. Inventory is stated in the consolidated balance sheets at the lower of cost or net realizable value

Growing crop inventory consists of costs allocated to crops that have not yet been harvested, primarily costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. During the three months ended March 31, 2023 and 2022, the cost of harvested crops sold was $0.9 million and $1.4 million, respectively.

Harvested crop inventory consists of costs accumulated both during the growing and harvesting phases and allocated to harvested crops. Harvested crop inventory is stated at the lower of accumulated costs or estimated net realizable value, which is the market price of the harvested crops, based upon the nearest market in the geographic region, less any cost of disposition. Cost of disposition includes broker’s commissions, freight and other marketing costs.

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of March 31, 2023 and December 31, 2022, inventory consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Harvested crop	$—	$—
Growing crop	2,711	2,808
	$2,711	$2,808

Equity Method Investments

On January 20, 2021, the Company entered into property sale and long-term management agreements with Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States, as designated under U.S. tax provisions enacted in 2017. As consideration for 10 farms sold to the OZ Fund in March 2021, the Company received approximately $2.4 million in convertible notes receivable, which, in addition to the accrued interest thereon, was converted into membership interests in the OZ Fund at the Company’s election in July 2021. As of March 31, 2023 and December 31, 2022, the aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $4.2 million for each period, including aggregate capital contributions of $1.7 million from inception of the joint venture through March 31, 2023 and December 31, 2022. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund (the “Fund Agreement”). Under the Fund Agreement, the manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Company’s capital contributions are capped at $20.0 million.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the three months ended March 31, 2023, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization. Customer relationships are subject to amortization and are amortized over a period of 10 to 12 years. During the three months ended March 31, 2023 and 2022, the Company recorded amortization of customer relationships of less than $0.1 million for each period.

Fair Value

The Company is required to disclose fair value as further explained in “Note 6—Notes Receivable,” “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable” and “Note 10—Hedge Accounting.” FASB ASC 820-10 establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), that provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates (together, “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. We refer to this transition as “reference rate reform.”

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

Note 2—Revenue Recognition

Fixed Rent: The majority of the Company’s leases provide for rent payments on an entirely or partially fixed basis. For the majority of its fixed farm rent leases, the Company receives at least 50% of the annual lease payment from tenants before crops are planted, generally during the first quarter of the year, with the remaining 50% of the lease payment due in the second half of the year generally after the crops are harvested. Rental income is recorded on a straight-line basis over the lease term. This means that rental income is equal in all periods of the lease, calculated by adding all expected lease payments (including increases within the lease) and dividing by the number of periods, despite the cash rents being received in lump sums at the specific times as described above. The lease term generally considers periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods. Payments received in advance are included in deferred revenue until they are earned.

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

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2023 and December 31, 2022, the Company had $10.8 million and less than $0.1 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized during the three months ended March 31, 2023 and 2022:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2023	2022
Leases in effect at the beginning of the year	$9,420	$7,754
Leases entered into during the year	268	1,793
	$9,688	$9,547

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of March 31, 2023, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2023 and each of the next four years and thereafter as of March 31, 2023 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2023 (remaining nine months)	$27,269
2024	25,930
2025	14,592
2026	7,450
2027	5,243
Thereafter	36,981
$117,465

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

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the three months ended March 31, 2023 and 2022 were $0.4 million and $0.7 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the transaction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties and includes them in deferred revenue until they are earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022.

The following table presents other revenue that is disaggregated by revenue source for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
(in thousands)	2023	2022
Auction and brokerage fees	$336	$639
Crop insurance proceeds	595	1,925
Property management income	186	160
Other	469	146
	$1,586	$2,870

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2023, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Revenue for the three months ended March 31, 2023 is not necessarily indicative of actual revenue for the entire year ending December 31, 2023. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater revenue in that quarter and for the year. If a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2023 and 2022, and the fixed and variable rent recorded by the Company for the three months ended March 31, 2023 and 2022 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm (2)	2023	2022	2023	2022
Corn Belt	28.8%	27.7%	43.5%	37.2%
Delta and South	19.2%	20.5%	12.9%	17.1%
High Plains	20.2%	19.2%	9.8%	7.9%
Southeast	24.7%	25.3%	24.5%	21.2%
West Coast	7.1%	7.3%	9.3%	16.6%
	100.0%	100.0%	100.0%	100.0%
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

Note 4—Related Party Transactions

In connection with a certain tax protection agreement executed between Paul A. Pittman, the Company’s Executive Chairman (Executive Chairman, President and Chief Executive Officer at the time of the executed agreement), and the Company in connection with a contribution of property by Mr. Pittman and his family to the Operating Partnership at the time of the Company’s initial public offering in April 2014 (the “IPO”), Mr. Pittman executed a personal guaranty of $11.0 million in favor of Metropolitan Life Insurance Company (and previously to First Midwest Bank). Although the tax protection agreement is no longer necessary as all Common units received by Mr. Pittman in connection with the IPO have been converted into shares of common stock, Mr. Pittman’s personal guaranty remains in effect.

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Mr. Pittman. The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.00 million and $0.03 million during the three months ended March 31, 2023 and 2022, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund. The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas P. Heneghan, one of the Company's independent directors. Mr. Heneghan has an indirect investment in the OZ Fund. As of March 31, 2023 and December 31, 2022, the Company had a 9.97% interest for both periods in the OZ Fund. Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter of the gross book value under $50 million and (ii) 0.2000% times gross book value per quarter of the gross book value in excess of $50 million and under $100 million and (iii) 0.1875% times gross book value per quarter of gross book value in excess of $100 million. The Company earned management fees of $0.1 million for each period during the three months ended March 31, 2023 and 2022.

Note 5—Real Estate

During the three months ended March 31, 2023, the Company completed one acquisition, consisting of one property, in the Corn Belt region. Aggregate consideration for this acquisition totaled $0.1 million. No intangible assets were acquired through this acquisition.

During the three months ended March 31, 2022, the Company completed four acquisitions, consisting of four properties, in the Corn Belt region. Aggregate consideration for these acquisitions totaled $8.0 million and was comprised entirely of cash. No intangible assets were acquired through these acquisitions.

During the three months ended March 31, 2023, the Company completed two dispositions, consisting of two properties, in the Delta and South region. The Company received cash consideration for these dispositions totaling $7.1 million and recognized an aggregate gain on sale of $1.8 million.

During the three months ended March 31, 2022, the Company completed two dispositions, consisting of two properties, in the Corn Belt region. The Company received cash consideration for these dispositions totaling $4.6 million and recognized an aggregate gain on sale of $0.7 million.

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

On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro (the seller), under the John Deere brand. In accordance with ASC Topic 842, control is not considered to have transferred to the Company under GAAP and these transactions are accounted for as financing arrangements under ASC 310 “Receivables” rather than as investments in real estate subject to operating leases. The leases mature in November 2037 and contain renewal options for periods up to 20 years from the original maturity date. The discount rate used for the transactions was 6.15%.

As of March 31, 2023 and December 31, 2022, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	March 31, 2023	December 31, 2022	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$210	$217	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due semi-annually	2,100	2,100	8/18/2023
Mortgage Note (3)	Principal due at maturity & interest due quarterly	2,500	2,500	3/3/2025
Total outstanding principal		4,810	4,817
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	5,900	5,894	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	4,498	4,498	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	3,561	3,561	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	3,241	3,241	11/17/2037
Total financing receivable		17,200	17,194
Interest receivable (net prepaid interest and points)		41	2
Allowance for credit losses		(92)	(92)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$21,959	$21,921
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes included mortgages on two additional properties in Colorado that included repurchase options for the properties at a fixed price that were exercisable by the buyer between the third and fifth anniversary of the issuance of the notes and expired on March 16, 2022 unexercised. Upon expiration of the repurchase options, the properties are no longer accounted for as financing transactions and became owned by the Company. They are included in real estate on the accompanying consolidated balance sheets based on the net unpaid note balances.
(2)	On August 18, 2021, the Company entered into a loan secured against farmland.
(3)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
(4)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated zero expected credit losses on its loan balances and approximately $0.1 million of allowance for credit losses on its financing receivables as of March 31, 2023 and December 31, 2022. The Company recorded no credit loss expense related to interest receivables during the three months ended March 31, 2023 and 2022, respectively.

The following tables detail the allowance for credit losses as of March 31, 2023 and December 31, 2022:

	March 31, 2023
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$4,851	$—	$4,851	—%
Financing Receivables	17,200	(92)	17,108	0.53%
Totals	$22,051	$(92)	$21,959	0.42%

	December 31, 2022
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$4,819	$—	$4,819	—%
Financing Receivables	17,194	(92)	17,102	0.54%
Totals	$22,013	$(92)	$21,921	0.42%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
($ in thousands)	2023	2022
Balance at beginning of year	$(92)	$—
Initial allowance for financing receivables	—	—
Current period change in credit allowance	—	—
Charge-offs	—	—
Recoveries	—	—
Balance at end of year	$(92)	$—

The collateral for the mortgage notes receivable consists of real estate, personal property and growing crops.

We estimate the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of March 31, 2023 and December 31, 2022, the fair value of the loans and financing receivables was $16.1 million and $19.6 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

 As of March 31, 2023 and December 31, 2022, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	March 31,	Interest Rate	Adjustment	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	2023	Terms	Date	2023	2022	Date	2023
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$13,827	$13,827	April 2025	$21,421
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	11,160	11,160	April 2025	18,520
Farmer Mac Facility	Monthly	6.17%	SOFR + 1.50%	N/A	75,000	75,000	December 2025	86,871
MetLife Term Loan #1	Semi-annual	5.55%	Fixed for 3 years	N/A	72,623	72,623	March 2026	101,994
MetLife Term Loan #4	Semi-annual	5.55%	Fixed for 3 years	March 2026	9,880	9,880	June 2026	25,698
MetLife Term Loan #5	Semi-annual	5.63%	Fixed for 3 years	January 2026	5,179	5,179	January 2027	10,111
MetLife Term Loan #6	Semi-annual	5.55%	Fixed for 3 years	February 2026	21,726	21,726	February 2027	25,711
MetLife Term Loan #7	Semi-annual	3.20%	Fixed for 3 years	June 2023 (3)	15,699	15,699	June 2027	29,618
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	3.20%	Fixed for 3 years	May 2024	16,800	16,800	May 2028	33,430
MetLife Term Loan #10	Semi-annual	3.00%	Fixed for 3 years	October 2023	48,986	48,985	October 2030	103,840
MetLife Term Loan #11	Semi-annual	2.85%	Fixed for 3 years	October 2024	12,750	12,750	October 2031	27,085
MetLife Term Loan #12	Semi-annual	3.11%	Fixed for 3 years	December 2024	14,359	14,359	December 2031	28,884
MetLife Facility	Quarterly	6.55%	SOFR + 2.10%	N/A	—	—	October 2027	112,606
Rabobank (1)	Semi-annual	6.36%	LIBOR + 1.70%	March 2024 (2)	56,650	59,500	March 2028	123,776
Rutledge Facility	Quarterly	6.55%	SOFR + 1.95%	April 2023 (2)	25,000	18,000	March 2027	225,553
Total outstanding principal					443,639	439,488		$1,085,160
Debt issuance costs					(2,592)	(2,613)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$441,047	$436,875
(1)	The Company has an interest rate swap agreement with Rabobank for $33.2 million notional of fixed LIBOR at 2.114% until March 2026 (see “Note 10—Hedge Accounting”).
(2)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms.” Effective April 1, 2023, the interest rate terms of the Rutledge facility were changed to SOFR + 1.80%.
(3)	Effective June 7, 2023, MetLife Term Loan #7 will be repriced to 5.87%.

Farmer Mac Debt

As of March 31, 2023 and December 31, 2022, the Operating Partnership had approximately $100.0 million outstanding under the bond purchase agreement entered into in October 2022 (the “Farmer Mac Facility”) with Federal

Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), and $0.0 million available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which will, in turn, be secured by first-lien mortgages on agricultural real estate owned by the Operating Partnership. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bear fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR + 1.50% on drawn amounts and an unused commitment fee of 0.20%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum leverage ratio of not more than 60%. The Company was in compliance with all applicable covenants at March 31, 2023. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Term Debt

As of March 31, 2023 and December 31, 2022, the Company had $262.0 million outstanding for both periods under the credit agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife” and collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a $75.0 million credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to SOFR plus 210 basis points. As of March 31, 2023, no amounts had been borrowed and all $75.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in October 2022 (the “MetLife Facility”). As of March 31, 2023, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees. As discussed in “Note 4—Related Party Transactions,” Mr. Pittman maintains a guarantee of $11.0 million in favor of MetLife, which is associated with the tax protection agreement in place at the time of the IPO.

On each adjustment date for MetLife Term Loans #1-10, MetLife may, at its option, adjust the rate of interest to any rate of interest determined by MetLife consistent with rates for substantially similar loans secured by real estate substantially similar to the collateral. For MetLife Term Loan #11, the interest rate will be adjusted to the greater of the three-year U.S. treasury rate plus 2.20% or 2.85%. For MetLife Term Loan #12, the interest rate will be adjusted to the greater of the three-year U.S. treasury rate plus 2.10%, or 2.75%. At the time of rate adjustment, the Company may make a prepayment equal to the unpaid principal balance for each of the MetLife loans. Otherwise, the Company may make a prepayment equal to 20% to 50% of the unpaid principal balance (depending on the tranche of debt) during a calendar year without penalty.

Rabobank Mortgage Note

As of March 31, 2023 and December 31, 2022, the Company and the Operating Partnership had $56.7 million and $59.5 million outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of March 31, 2023.

Rutledge Facility

As of March 31, 2023 and December 31, 2022, the Company and the Operating Partnership had $25.0 million and $18.0 million, respectively, outstanding under a credit agreement with Rutledge Investment Company (“Rutledge”) referred to herein as the Rutledge Facility. In February 2023, the total facility size decreased from $112 million to $109 million. As of March 31, 2023, $84.2 million remained available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

The interest rate for the credit facility is based on three-month SOFR, plus an applicable margin. The applicable margin for the credit facility is 1.80% to 2.25%, depending on the applicable pricing level in effect. As of April 1, 2023, the applicable margin changed to 1.80%. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants.

LIBOR

As of March 31, 2023, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rabobank Mortgage Note, which the Company expects to convert to a SOFR-based instrument as of July 1, 2023.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.4 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively.

Aggregate Maturities

As of March 31, 2023, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2023 (remaining nine months)	$—
2024	2,100
2025	102,087
2026	84,603
2027	69,704
Thereafter	185,145
$443,639

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2023 and December 31, 2022, the fair value of the mortgage notes payable was $422.9 million and $405.0 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

Office Leases

The Company has five leases in place for office space with payments ranging between $750 and $13,711 per month and lease terms expiring between September 2023 and November 2025. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 3.35% to 6.47%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the three months ended March 31, 2023 and 2022 was $0.07 million and $0.06 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2023 (remaining nine months)	$157
2024	247
2025	205
2026	—
2027	—
Thereafter	—
Total lease payments	609
Less: imputed interest	(46)
Lease liability	$563

Litigation

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

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of March 31, 2023, the Company had an approximate aggregate net book value of $5.2 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina, for which the Company has received non-refundable payments totaling $3.4 million as of March 31, 2023. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI

401(k) Plan at its discretion. The Company made safe harbor contributions of less than $0.1 million for each of the three months ended March 31, 2023 and 2022.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of March 31, 2023 and December 31, 2022, FPI owned 97.8% of the outstanding interests, for each period, in the Operating Partnership, and the remaining 2.2% interests are held in the form of Common units and comprise non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership are considered to be both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company issued zero and 120,000, respectively, shares of common stock upon the redemption of zero and 120,000, respectively, of Common units that had been tendered for redemption. There were approximately 1.2 million outstanding Common units eligible to be tendered for redemption as of both March 31, 2023 and December 31, 2022.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in a decrease and an increase to the non-controlling interest in the Operating Partnership by less than $(0.1) million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. 107,000 Series A preferred units were outstanding as of March 31, 2023. Total liquidation value of such preferred units as of March 31, 2023 and December 31, 2022 was $107.8 million and $110.2 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2023 and 2022:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2021	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	878
Balance at March 31, 2022	117	$117,878

Balance at December 31, 2022	107	$110,210
Distribution paid to non-controlling interest	—	(3,210)
Accrued distributions to non-controlling interest	—	803
Balance at March 31, 2023	107	$107,803

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended March 31, 2023 and 2022:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2023	October 24, 2022	January 2, 2023	January 17, 2023	$0.0600
				$0.0600

2022	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500
				$0.0500

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company had accrued $0.8 million in distributions payable as of March 31, 2023. The distributions are payable annually in arrears on January 15 of each year.

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

During the three months ended March 31, 2023, the Company repurchased 1,458,386 shares of its common stock at a weighted average price of $9.99 per share. As of March 31, 2023, the Company had approximately $25.9 million of capacity under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of March 31, 2023, there were 0.4 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of March 31, 2023 and 2022 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2021	297	$8.87
Granted	147	11.75
Vested	(154)	7.94
Forfeited	(1)	11.71
Unvested at March 31, 2022	289	$10.82

Unvested at December 31, 2022	260	$10.88
Granted	223	10.90
Vested	(124)	10.05
Forfeited	—	—
Unvested at March 31, 2023	359	$11.19

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $0.5 million and $0.6 million, for the three months ended March 31, 2023 and 2022, respectively. As described in “Note 1—Organization and Significant Accounting Policies—Business Combinations,” the Company recognized $0.0 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively, related to stock-based incentive expense in connection with the November 2021 acquisition of Murray Wise Associates, LLC, which are included in the amounts above. As of March 31, 2023 and December 31, 2022, there were $3.7 million and $1.7 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 2.4 years.

At-the-Market Offering Program (the “ATM Program”)

On May 6, 2022, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). During the three months ended March 31, 2023, the Company sold no shares under the ATM Program and the program had a remaining capacity of $50.5 million in shares of common stock available for issuance.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred less than $0.1 million in offering costs during each of the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had $0.07 million and $0.06 million, respectively, in deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net income attributable to Farmland Partners Inc.	$1,676	$1,106
Less: Nonforfeitable distributions allocated to unvested restricted shares	(16)	(15)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(803)	(878)
Net income attributable to common stockholders	$857	$213

Denominator:
Weighted-average number of common shares - basic	54,007	45,781
Conversion of preferred units (1)	—	—
Unvested restricted shares (1)	—	—
Redeemable non-controlling interest (1)	—	—
Weighted-average number of common shares - diluted	54,007	45,781

Income per share attributable to common stockholders - basic	$0.02	$0.00
Income per share attributable to common stockholders - diluted	$0.02	$0.00
(1)	Anti-dilutive for the three months ended March 31, 2023 and 2022

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

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis if they are dilutive. For the three months ended March 31, 2023 and 2022, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the three months ended March 31, 2023 and 2022, diluted weighted average common shares do not include the impact of 0.4 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.2 million and 1.4 million for the three months ended March 31, 2023 and 2022, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023	December 31, 2022
Shares	52,726	54,058
Common Units	1,237	1,237
Unvested Restricted Stock Awards	359	260
	54,322	55,555

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of March 31, 2023 and December 31, 2022, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company is amortizing the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). Amortization for each of the three months ended March 31, 2023 and 2022 was $0.2 million. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during each of the three months ended March 31, 2023 and 2022 were $0.1 million.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective as of March 31, 2023.

As of March 31, 2023, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$1,612

The effect of derivative instruments on the consolidated statements of operations for the periods ended March 31, 2023 and 2022 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

For the three months ended March 31, 2023 and 2022, the amount of noncash gain recognized in net income was $1.6 million and $0.3 million, respectively. The net change associated with current period hedging transactions was ($0.4) million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.2 million for each of the three months ended March 31, 2023 and 2022, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2023. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Beginning accumulated derivative instrument gain or loss	$3,306	$279
Net change associated with current period hedging transactions	(581)	2,433
Amortization of frozen AOCI on de-designated hedge	198	594
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$2,923	$3,306

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

For the three months ended
($ in thousands)	March 31, 2023
United States	$84
International	—
Total	$84

The federal and state income tax provision (benefit) is summarized as follows:

For the three months ended
($ in thousands)	March 31, 2023
Current:
Federal	$1
State	1
Other	—
Total Current Tax Expense	$2
Deferred:
Federal	7
Total Tax Expense	$9

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of March 31, 2023 are as follows:

($ in thousands)	March 31, 2023
Deferred tax assets:
Net operating loss	$432
Realized capital losses	76
Total deferred tax assets	508
Deferred tax liabilities:
Fixed assets	$16
Intangible Assets	53
Total deferred tax liabilities	$69
Valuation Allowance	466
Net deferred taxes	$(27)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period.  Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by less than $0.1 million during the three months ended March 31, 2023. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million. Prior year amounts are not material.

Net operating losses and tax credit carryforwards as of March 31, 2023 are as follows:

($ in thousands)	March 31, 2023	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$2,100	Does not expire
Net operating losses, state	$—	N/A

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

March 31, 2023
Statutory Rate	21.00%
State Tax	6.03%
Valuation Allowance	(16.12)%
Total	10.91%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On May 3, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on July 17, 2023 to stockholders and unitholders of record as of July 3, 2023.

Share Repurchase Program

Subsequent to March 31, 2023, the Company repurchased an additional 1,179,556 shares of its common stock at a weighted average price of $10.75 per share. In addition, on May 3, 2023, the Company’s Board of Directors, increased the availability under the share repurchase program by $75.0 million, leaving approximately $88.2 million of available capacity under the stock repurchase plan.

Real Estate Acquisitions

Subsequent to March 31, 2023, the Company completed one farm acquisition in the Delta and South region, subject to an in-process like-kind exchange. Aggregate consideration for this acquisition totaled $8.9 million.

Real Estate Dispositions

Subsequent to March 31, 2023, the Company completed three farm dispositions in the Corn Belt region for approximately $3.3 million in aggregate consideration and recognized an aggregate gain on sale of approximately $0.6 million. The Company is under contract to sell 11 farms for aggregate consideration of approximately $42 million and an estimated aggregate gain on sale of $9 million to $11 million. In addition, the Company has plans to bring approximately $37 million to $42 million in additional properties to auction in Nebraska and Colorado in the second and third quarters of the year. Certain properties that have closed, or will close in the future, are subject to an in-process like-kind exchange. There can be no assurances that auctions will be successful and that property sales will close.

Borrowings and Repayments on Credit Facilities

Subsequent to March 31, 2023, the Company made borrowings, net of repayments, of $21.5 million against the Company’s lines of credit.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities Exchange Commission (the “SEC”) on February 23, 2023, which is accessible on the SEC’s website at www.sec.gov. References to “the Company,” “we,” “our,” and “us” refer to Farmland Partners Inc. (“FPI”), a Maryland corporation, together with its consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which FPI is the sole member of the sole general partner.

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

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of March 31, 2023, we owned farms with an aggregate of approximately 163,700 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, South Carolina, Texas, and Virginia. In addition, as of December 31, 2022, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 31,000 acres, including farms in Iowa. As of March 31, 2023, approximately 70% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% was used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of

U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2023, FPI owned 97.8% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of March 31, 2023:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt (2)	47,203	22,027	69,230
Delta and South	31,382	1,489	32,871
High Plains	33,006	1,380	34,386
Southeast	40,354	6,107	46,461
West Coast	11,752	—	11,752
	163,697	31,003	194,700
(1)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, and Mississippi. High Plains includes farms located in Colorado, Kansas, western Nebraska and Texas. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

We intend to continue acquiring additional farmland to achieve scale and further diversify our portfolio by geography, crop type and tenant. We also intend to continue to selectively dispose of assets when we believe a disposition is in the Company’s best interest. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of March 31, 2023, the TRS directly operated 2,108 acres of farmland located in California.

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

In addition, for leases that provide for variable rent payments, we may recognize revenue up to the amount of the crop insurance minimum. The excess above crop insurance minimums cannot be recognized as revenue until the tenant enters into a contract to sell their crop. Generally, we expect tenants to enter into contracts to sell their crop following the harvest of the crop.

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

We anticipate that U.S. farmers will continue to be an important contributor to global food imports as Russia continues its aggression against Ukraine, and high demand for primary crops, which are the core of our business, together with high commodity prices, will sustain high levels of profitability for U.S. farmers. We can provide no assurances as to whether this anticipated increase in profitability will have an impact on rental rates in the regions in which we operate.

Inflation and Interest Rates

Most of our farming leases have lease terms of three years for row crops and up to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses will be passed through to our tenants by the terms of their leases. We believe that inflationary increases in farmer profitability will impact lease renegotiations upon renewals. Furthermore, high levels of inflation have prompted the Board of Governors of the United States Federal Reserve (the “Federal Reserve”) to increase the Federal Reserve’s discount rate, which has led to a significant increase in market short- and long-term interest rates since the beginning of 2022. This increase in rates has significantly increased the cost of our floating rate debt and has also significantly increased the cost of certain of our MetLife and Rabobank debt with interest rates that have been reset since the beginning of 2022. The Federal Reserve may continue this policy of rate raising which would further increase interest expense for many businesses, including the Company.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include long-term global demand for food relative to the global supply of food; farmland fundamentals and economic conditions in the markets in which we own farmland; and our ability to increase or maintain rental revenues while controlling expenses. We are currently in an environment of appreciating land values, driven by, among other things, inflation, strong commodity prices (further exacerbated by the war in Ukraine) and an outlook for high levels of farmer profitability. Sustained high interest rates can serve as a counter-balancing external factor to this favorable environment. Each year additional farmland in various portions of the world, including the United States, is repurposed for commercial development, thus decreasing the land acreage available for production of grains, oil seeds, permanent and specialty crops necessary to feed the world’s growing population. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply and quality farmland becomes scarcer.

Demand

We expect that global demand for food, driven primarily by significant increases in the gross domestic product (“GDP”) per capita and global population, will continue to be the key driver of farmland values. We expect that global demand for most crops will continue to grow to keep pace with global population growth. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward more fruits, vegetables and animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. We believe that once individuals increase consumption of higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. We anticipate these factors will lead to either higher crop prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long term.

In addition, global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy diesel also could impact the prices of corn and soybeans, which, in the long term, could impact our rental revenues and our results of operations. However, we believe that growth in GDP per capita and global population will be more significant drivers of global demand for primary crops over the long term.

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

Supply

According to the World Bank Group arable land per capita has decreased by approximately 50% from 1961 to 2018, further exacerbated by international conflicts, as we are seeing with the ongoing war in Ukraine. Typically, additions to cropland are in areas of marginal productivity, while cropland loss, driven by urban development, tends to affect primarily highly productive areas. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of arable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, and improvements in soil health, chemical nutrients and pest control. On the other hand, we expect the shortage of water in many irrigated growing regions in the United States and around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity on those acres.

Conditions in Our Existing Markets

Our portfolio is broadly diversified across numerous farmland markets and crop types. Across all regions, farmland acquisitions continue to be dominated by buyers who are existing farm owners and operators, whereas institutional investors constitute a small fraction of the industry (less than 5% of total farmland in the United States). We generally see firm demand for high quality properties across all regions and crop types.

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021 and 2022, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases renegotiated under the robust market conditions experienced in 2021 and 2022, reflected significant rent increases.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of March 31, 2023, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2023 (remaining nine months)	39,190	23.9%	$9,742	29.2%
2024	40,778	24.9%	10,950	32.8%
2025	34,986	21.4%	6,995	20.9%
2026	10,645	6.5%	1,788	5.4%
2027	17,606	10.8%	1,700	5.1%
Thereafter	20,492	12.5%	2,235	6.6%
	163,697	100.0%	$33,410	100.0%

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

We incur costs associated with running a public company, including, among others, costs associated with our personnel, Board of Directors, compliance, legal and accounting, due diligence and acquisitions (including, among others, travel expenses, and consulting fees). Inflation in personnel costs, which is impacting many United States businesses, is also likely to impact our expenses.

We also incur costs associated with managing farmland assets. The management of our farmland, generally, has significant economies of scale, as farmland generally has minimal physical structures that require routine inspection and maintenance, and our leases, generally, are structured to require the tenant to pay many of the operating expenses associated with the property. We do not expect the expenses associated with managing our portfolio of farmland to increase significantly as the number of farm properties we own increases over time.

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yield trends in corn and soybeans have been steadily increasing over the last thirty years. After yields for the 2021/2022 marketing year (September 2021 to August 2022) increased for both corn and soybeans compared to the previous year, the U.S. Department of Agriculture estimates lower yields for the 2022/2023 marketing year (September 2022 to August 2023), partly due to late planting and adverse weather conditions. Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent significantly simplifies the administrative requirements for the landlord and the tenant, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. The TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it directly operates.

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

Since late 2020, prices have rebounded to, or near, prior highs, driven by increased demand expectations from China and modest adverse weather conditions around the world.

Interest Rates

The Federal Reserve has engaged in a series of significant increases in the discount rate, which is the rate the Federal Reserve charges member banks for overnight funds. These increases affect all borrowing rates, and for variable rate debt and debt with rates that reset periodically, such increases have a direct and relatively immediate impact.

As of March 31, 2023, $262.0 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt). A total of $174.1 million of such debt was subject to rate resets in 2023, and $109.4 million had been reset as of March 31, 2023, and the rate reset on an additional $15.7 million was implemented as of April 1, 2023, as reflected in “Note 7— Mortgage Notes, Lines of Credit and Bonds Payable” to the accompanying consolidated financial statements. We have not yet conducted negotiations with respect to the remaining $49.0 million of indebtedness subject to rate resets in 2023.

At March 31, 2023, $156.7 million, or 35.3%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure. Assuming no increase in the level of our variable rate debt spreads, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.2 million per year. If interest rates decreased by 1.0%, our cash flow would increase approximately $1.2 million per year.

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

International Trade

After a 55% increase in exports of corn for the 2020/2021 marketing year (September 2020 to August 2021), the USDA estimates corn exports will be down 10% for the 2021/2022 marketing year (September 2021 to August 2022) and a further 25% for the 2022/2023 marketing year (September 2022 to August 2023), based on a smaller crop and higher expected prices. After a 35% increase in exports of soybeans for the 2020/2021 marketing year (September 2020 to August 2021), the USDA estimates soybean exports will be down 5% for the 2021/2022 marketing year (September 2021 to August 2022) and a further 7% for the 2022/2023 marketing year (September 2022 to August 2023), based on lower supplies.

According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States are China, Canada, and Mexico. Exports to China for fiscal year 2022 (October 2021 to September 2022) were a record of $36.4 billion, up 9% from 2021. Exports to Canada were $28.4 billion, up 17% from 2021. Exports to Mexico were $28.0 billion, up 17% from 2021. Exports to China for fiscal year 2023 are forecast to decrease to $34 billion, exports to Mexico are expected to be flat at $28.0 billion, and exports to Canada are expected to decrease to $27.8 billion.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1—Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

	For the three months ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,688	$9,547	$141	1.5%
Tenant reimbursements	1,038	778	260	33.4%
Crop sales	360	695	(335)	(48.2)%
Other revenue	1,586	2,870	(1,284)	(44.7)%
Total operating revenues	12,672	13,890	(1,218)	(8.8)%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,794	1,751	43	2.5%
Property operating expenses	2,182	1,955	227	11.6%
Cost of goods sold	946	1,439	(493)	(34.3)%
Acquisition and due diligence costs	14	63	(49)	(77.8)%
General and administrative expenses	2,606	3,103	(497)	(16.0)%
Legal and accounting	244	1,256	(1,012)	(80.6)%
Other operating expenses	49	3	46	NM
Total operating expenses	7,835	9,570	(1,735)	(18.1)%
OPERATING INCOME	4,837	4,320	517	12.0%

OTHER (INCOME) EXPENSE:
Other (income) expense	(11)	21	(32)	NM
(Income) loss from equity method investment	27	(7)	34	NM
(Gain) on disposition of assets	(1,826)	(660)	(1,166)	176.7%
Interest expense	4,924	3,827	1,097	28.7%
Total other expense	3,114	3,181	(67)	(2.1)%

Net income before income tax expense	1,723	1,139	584	51.3%

Income tax expense	9	—	9	NM

NET INCOME	$1,714	$1,139	$575	50.5%

NM=Not Meaningful

Our net income for the three months ended March 31, 2023 was affected partially by acquisitions and dispositions that occurred since the quarter ended March 31, 2022, as well as substantially lower legal and accounting expense and additional revenue from crop insurance, auction and brokerage activities.

Rental income increased $0.1 million, or 1.5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 resulting primarily from an increase in fixed farm rent of $0.5 million partially offset by a decrease in variable rent of $0.4 million.

Revenues recognized from tenant reimbursement of property taxes increased $0.3 million, or 33.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase in tenant reimbursements was primarily the result of an increase in the number of leases in place with reimbursements of property taxes, as well as a general increase in property tax expense.

Crop sales decreased $0.3 million, or 48.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease is the result of a lower volume of crop sold.

Other revenue decreased $1.3 million, or 44.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease of $1.3 million in crop insurance proceeds, $0.3 million in auction and brokerage income partially offset by an increase of $0.3 million in management fees and interest income.

Depreciation, depletion and amortization remained relatively flat at $1.8 million for the three months ended March 31, 2023 and 2022.

Property operating expenses increased $0.2 million, or 11.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 resulting from higher tax and insurance expenses.

Cost of goods sold decreased $0.5 million, or 34.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease is the result of a lower volume of crop sold in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Acquisition and due diligence costs remained relatively flat at $0.0 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expenses decreased $0.5 million, or 16.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by lower stock-based and incentive compensation.

Legal and accounting expenses decreased $1.0 million, or 80.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due primarily to the successful defense and termination of the shareholder class action litigation that was pending against the Company from July 2018 until dismissal of the litigation by a federal judge on April 6, 2022.

Other operating expenses were negligible during the three months ended March 31, 2023 and remained relatively consistent compared to the three months ended March 31, 2022.

Other (income) expense was negligible during the three months ended March 31, 2023 and remained relatively consistent compared to the three months ended March 31, 2022.

(Income) loss from equity method investment was negligible during the three months ended March 31, 2023 and remained relatively consistent compared to the three months ended March 31, 2022.

Gain on disposition of assets increased $1.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increasing farm values.

Interest expense increased $1.1 million, or 28.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase is the result of an increase in interest rates, partly offset by a lower outstanding balance of debt compared to the quarter ended March 31, 2022.

Income tax expense was negligible during the three months ended March 31, 2023 and remained relatively consistent compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

High levels of inflation have prompted the Federal Reserve to increase interest rates which has resulted in, and may continue to result in, increased interest expense. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($159.2 million in availability as of March 31, 2023), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company.

On May 6, 2022, we entered into equity distribution agreements under which we may issue and sell from time to time, through sales agents, shares of our common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. The Company may increase the size of the ATM Program in the future. During the three months ended March 31, 2023, the Company sold no shares under the ATM Program. As of March 31, 2023, we had $50.5 million in shares of common stock available for issuance under the ATM Program.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. We have an effective shelf registration statement with approximately $100 million of capacity whereby we could issue additional equity or debt securities, which we have done successfully in the past as mentioned above. The Company has no material debt maturities due before 2025.

During the three months ended March 31, 2023, the Company repurchased 1,458,386 shares of its common stock at a weighted average price of $9.99. We currently have authority to repurchase up to an aggregate of $25.9 million in additional shares of our common stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of March 31, 2023, refer to “Note 7—Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(in thousands)	2023	2022
Net cash and cash equivalents provided by operating activities	$15,839	$10,309
Net cash and cash equivalents provided by (used in) investing activities	$5,911	$(7,819)
Net cash and cash equivalents (used in) financing activities	$(17,175)	$(16,559)

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

As of March 31, 2023, we had $12.2 million of cash and cash equivalents compared to $16.1 million at March 31, 2022.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities increased by $5.5 million primarily as a result of the following:

●	Receipt of $20.4 million in fixed rents, $1.5 million in variable rent and $1.6 million in tenant reimbursements for the three months ended March 31, 2023 as compared to the receipt of $18.6 million in fixed rents, $0.5 million in variable rents, and $0.3 million in tenant reimbursements in the three months ended March 31, 2022;
●	Stock-based compensation and incentive during the three months ended March 31, 2023 of $0.4 million as compared to $0.6 million during the three months ended March 31, 2022;
●	Gain on disposition of assets during the three months ended March 31, 2023 of $1.8 million as compared to $0.7 million during the three months ended March 31, 2022;
●	A change in accounts receivable of $3.2 million for the three months ended March 31, 2023 compared to $1.6 million for the three months ended March 31, 2022;
●	A change in other assets of $0.9 million for the three months ended March 31, 2023 compared to $(1.1) million for the three months ended March 31, 2022;
●	A change in accrued interest of $(0.3) million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022;
●	A change in accrued expenses of $(1.8) million for the three months ended March 31, 2023 compared to $(2.1) million for the three months ended March 31, 2022; and
●	A change in deferred revenue of $10.7 million for the three months ended March 31, 2023 compared to $7.9 million for the three months ended March 31, 2022.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by (used in) investing activities increased by $13.7 million primarily as a result of the following:

●	Property acquisitions during the three months ended March 31, 2023 of $0.1 million as compared to $8.0 million during the three months ended March 31, 2022;
●	Property dispositions during the three months ended March 31, 2023 for cash consideration of $7.1 million as compared to $4.6 million during the three months ended March 31, 2022; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $0.0 million during the three months ended March 31, 2023 as compared to $3.5 million during the three months ended March 31, 2022.

Cash Flows from Financing Activities

Net cash and cash equivalents used in financing activities increased by $0.6 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the three months ended March 31, 2023 of $14.0 million as compared to $112.0 million during the three months ended March 31, 2022;
●	Repayments on mortgage notes payable during the three months ended March 31, 2023 of $9.9 million as compared to $160.4 million during the three months ended March 31, 2022;
●	Net proceeds from the ATM Program during the three months ended March 31, 2023 of $0.0 million as compared to $38.3 million during the three months ended March 31, 2022;
●	Common stock repurchases during the three months ended March 31, 2023 of $14.6 million as compared to $0.0 million during the three months ended March 31, 2022; and
●	Dividends on common stock during the three months ended March 31, 2023 of $3.3 million as compared to $2.3 million during the three months ended March 31, 2022.

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

We do not, however, believe that FFO is the only measure of our operating performance. Changes in GAAP accounting and reporting rules that were put in effect after the establishment of Nareit’s definition of FFO in 1999 result in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance. Therefore, in addition to FFO, we present AFFO and AFFO per share, fully diluted, both of which are non-GAAP measures. Management considers AFFO a useful supplemental performance metric for investors as it is more indicative of the Company’s operational performance than FFO. AFFO is not intended to represent cash flow or liquidity for the period and is only intended to provide an additional measure of our operating performance. Even AFFO, however, does not properly capture the timing of cash receipts, especially in connection with full-year rent payments under lease agreements entered into in connection with newly acquired farms. Management considers AFFO per share, fully diluted to be a supplemental metric to GAAP earnings per share. AFFO per share, fully diluted provides additional insight into how our operating performance could be allocated to potential shares outstanding at a specific point in time. Management believes that AFFO is a widely recognized measure of the operations of REITs, and presenting AFFO will enable investors to assess our performance in comparison to other REITs. However, other REITs may use different methodologies for calculating AFFO and AFFO per share, fully diluted, and, accordingly, our AFFO and AFFO per share, fully diluted may not always be comparable to AFFO and AFFO per share amounts calculated by other REITs. AFFO and AFFO per share, fully diluted should not be considered as an alternative to net income (loss) or earnings per share (determined in accordance with GAAP) as an indication of financial performance or as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make distributions.

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the three months ended March 31, 2023 and 2022. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2023	2022
Net income	$1,714	$1,139
(Gain) on disposition of assets	(1,826)	(660)
Depreciation, depletion and amortization	1,794	1,751
FFO	$1,682	$2,230

Stock-based compensation and incentive	459	642
Deferred impact of interest rate swap terminations	198	62
Real estate related acquisition and due diligence costs	14	63
Distributions on Preferred units and stock	(803)	(878)
AFFO	$1,550	$2,119

AFFO per diluted weighted average share data:

AFFO weighted average common shares	55,567	47,427

Net income available to common stockholders of Farmland Partners Inc.	$0.02	$0.00
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.01	0.02
Depreciation, depletion and amortization	0.03	0.04
Stock-based compensation and incentive	0.01	0.01
(Gain) on disposition of assets	(0.03)	(0.01)
Distributions on Preferred units and stock	(0.01)	(0.02)
AFFO per diluted weighted average share	$0.03	$0.04

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2023	2022
Basic weighted average shares outstanding	54,007	45,781
Weighted average OP units on an as-if converted basis	1,237	1,357
Weighted average unvested restricted stock	323	289
AFFO weighted average common shares	55,567	47,427

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended
	March 31,
(in thousands)	2023	2022
Net income	$1,714	$1,139
Interest expense	4,924	3,827
Income tax expense	9	—
Depreciation, depletion and amortization	1,794	1,751
(Gain) on disposition of assets	(1,826)	(660)
EBITDAre	$6,615	$6,057

Stock-based compensation and incentive	459	642
Real estate related acquisition and due diligence costs	14	63
Adjusted EBITDAre	$7,088	$6,762

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

At March 31, 2023, $156.7 million, or 35.3%, of our debt had variable interest rates however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure. Assuming no increase in the level of our variable rate debt spreads, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.2 million per year. Assuming no increase in the level of our variable rate debt, if LIBOR and SOFR were reduced by 1.0%, our cash flow would increase approximately $1.2 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of March 31, 2023, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of March 31, 2023, there were no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. As of March 31, 2023, we had $25.9 million of availability under the program.

Issuer Purchases of Equity Securities

Our purchases of equity securities during the three months ended March 31, 2023, including repurchases under the share repurchase program are presented in the following table.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2023 - January 31, 2023	1	$12.73	—	$—	—	$40,456
February 1, 2023 - February 28, 2023	2	12.15	—	—	—	40,456
March 1, 2023 - March 31, 2023	1,458	9.99	—	—	1,458	25,865
Total	1,461	$9.99	—	$—	1,458

⁽¹⁾  The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees.

Subsequent to March 31, 2023, the Company repurchased an additional 1,179,556 shares of common stock at a weighted average price of $10.75. In addition, on May 3, 2023, the Company’s Board of Directors, increased the availability under the share repurchase program by $75.0 million, leaving approximately $88.2 million of available capacity under the stock repurchase plan.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: May 4, 2023	/s/ Luca Fabbri
Luca Fabbri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	/s/ James Gilligan
James Gilligan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)