Form 10-Q
period 2023-06-30
Farmland Partners Inc.
filed 2023-07-27
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 21, 2023, 48,836,990 shares of the Registrant’s common stock (50,074,329 on a fully diluted basis, including 1,237,339 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of June 30, 2023 (Unaudited) and December 31, 2022

(in thousands, except par value and share data)

	June 30,	December 31,
	2023	2022
ASSETS
Land, at cost	$954,522	$980,521
Grain facilities	11,180	11,349
Groundwater	17,550	17,682
Irrigation improvements	49,861	50,097
Drainage improvements	10,665	12,543
Permanent plantings	51,054	50,394
Other	6,781	6,967
Construction in progress	12,821	14,810
Real estate, at cost	1,114,434	1,144,363
Less accumulated depreciation	(39,988)	(38,447)
Total real estate, net	1,074,446	1,105,916
Deposits	126	148
Cash and cash equivalents and restricted cash	11,228	7,654
Assets held for sale	30	33
Loans and financing receivables, net	21,978	21,921
Right of use asset	509	325
Deferred offering costs	—	63
Accounts receivable, net	1,701	7,055
Derivative asset	2,310	2,084
Inventory	2,752	2,808
Equity method investments	4,163	4,185
Intangible assets, net	2,045	2,055
Goodwill	2,706	2,706
Prepaid and other assets	1,381	3,196
TOTAL ASSETS	$1,125,375	$1,160,149

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$471,042	$436,875
Lease liability	509	325
Dividends payable	3,011	3,333
Accrued interest	5,082	4,135
Accrued property taxes	2,014	2,008
Deferred revenue	1,141	44
Accrued expenses	6,877	9,215
Total liabilities	489,676	455,935

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	100,485	110,210

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 48,951,198 shares issued and outstanding at June 30, 2023, and 54,318,312 shares issued and outstanding at December 31, 2022	475	531
Additional paid in capital	586,736	647,346
Retained earnings	11,368	3,567
Cumulative dividends	(80,078)	(73,964)
Other comprehensive income	3,512	3,306
Non-controlling interests in operating partnership	13,201	13,218
Total equity	535,214	594,004

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,125,375	$1,160,149

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Rental income	$9,389	$9,196	$19,077	$18,741
Tenant reimbursements	831	809	1,869	1,587
Crop sales	515	1,150	875	1,845
Other revenue	849	1,202	2,435	4,074
Total operating revenues	11,584	12,357	24,256	26,247

OPERATING EXPENSES
Depreciation, depletion and amortization	2,207	1,660	4,001	3,411
Property operating expenses	2,428	2,058	4,610	4,013
Cost of goods sold	980	1,333	1,926	2,772
Acquisition and due diligence costs	—	—	14	62
General and administrative expenses	2,904	3,004	5,510	6,108
Legal and accounting	281	816	526	2,072
Other operating expenses	27	31	76	36
Total operating expenses	8,827	8,902	16,663	18,474
OPERATING INCOME	2,757	3,455	7,593	7,773

OTHER (INCOME) EXPENSE:
Other (income) expense	75	(34)	64	(14)
(Income) loss from equity method investment	(5)	(8)	22	(15)
(Gain) on disposition of assets	(11,060)	(3,335)	(12,886)	(3,995)
Interest expense	5,844	3,743	10,768	7,570
Total other expense	(5,146)	366	(2,032)	3,546

Net income before income tax expense	7,903	3,089	9,625	4,227

Income tax expense	4	96	13	96

NET INCOME	7,899	2,993	9,612	4,131

Net (income) attributable to non-controlling interests in operating partnership	(188)	(77)	(226)	(110)

Net income attributable to the Company	7,711	2,916	9,386	4,021

Nonforfeitable distributions allocated to unvested restricted shares	(27)	(16)	(43)	(31)
Distributions on Series A Preferred Units	(683)	(840)	(1,485)	(1,680)

Net income available to common stockholders of Farmland Partners Inc.	$7,001	$2,060	$7,858	$2,310

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.14	$0.04	$0.15	$0.05
Diluted net income available to common stockholders	$0.12	$0.04	$0.15	$0.05
Basic weighted average common shares outstanding	50,860	50,362	52,425	48,084
Diluted weighted average common shares outstanding	59,112	50,362	52,425	48,084
Dividends declared per common share	$0.06	$0.06	$0.12	$0.11

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$7,899	$2,993	$9,612	$4,131
Amortization of other comprehensive income	—	141	198	313
Net change associated with current period hedging activities	589	330	8	1,265
Comprehensive income	8,488	3,464	9,818	5,709
Comprehensive (loss) attributable to non-controlling interests	(188)	(77)	(226)	(110)
Net income attributable to Farmland Partners Inc.	$8,300	$3,387	$9,592	$5,599

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and six months ended June 30, 2023 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2022	54,318	$531	$647,346	$3,567	$(73,964)	$3,306	$13,218	$594,004
Net income	—	—	—	1,676	—	—	38	1,714
Issuance of stock	5	—	54	—	—	—	—	54
Grant of unvested restricted stock	223	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(3)	—	(36)	—	—	—	—	(36)
Stock-based compensation	—	—	405	—	—	—	—	405
Dividends accrued and paid	—	—	—	(803)	(3,185)	—	(74)	(4,062)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	(383)	—	(383)
Repurchase and cancellation of shares	(1,458)	(15)	(14,577)	—	—	—	—	(14,592)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	17	—	—	—	(17)	—
Balance at March 31, 2023	53,085	$516	$633,209	$4,440	$(77,149)	$2,923	$13,165	$577,104
Net income	—	—	—	7,710	—	—	188	7,898
Issuance of stock	3	—	33	—	—	—	—	33
Shares withheld for income taxes on vesting of equity-based compensation	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	473	—	—	—	—	473
Dividends accrued and paid	—	—	—	(782)	(2,929)	—	(75)	(3,786)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	589	—	589
Repurchase and cancellation of shares	(4,137)	(41)	(47,056)	—	—	—	—	(47,097)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	77	—	—	—	(77)	—
Balance at June 30, 2023	48,951	$475	$586,736	$11,368	$(80,078)	$3,512	$13,201	$535,214

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and six months ended June 30, 2022 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076
Net income	—	—	—	1,106	—	—	33	1,139
Issuance of stock	2,913	29	38,264	—	—	—	—	38,293
Grant of unvested restricted stock	147	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(14)	—	(185)	—	—	—	—	(185)
Stock-based compensation	—	—	642	—	—	—	—	642
Dividends accrued and paid	—	—	—	(878)	(2,428)	—	(68)	(3,374)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	1,107	—	1,107
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(187)	—	—	—	187	—
Balance at March 31, 2022	48,519	$473	$562,717	$(4,511)	$(64,281)	$1,386	$13,914	$509,698
Net income	—	—	—	2,915	—	—	77	2,992
Issuance of stock	4,121	41	60,108	—	—	—	—	60,149
Forfeiture of unvested restricted stock	(7)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(1)	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	—	185	—	—	—	—	185
Dividends accrued and paid	—	—	—	(859)	(3,165)	—	(75)	(4,099)
Conversion of common units to shares of common stock	110	1	1,213	—	—	—	(1,214)	—
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	471	—	471
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(474)	—	—	—	474	—
Balance at June 30, 2022	52,742	$515	$623,748	$(2,455)	$(67,446)	$1,857	$13,176	$569,395

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,612	$4,131
Adjustments to reconcile net income to net cash and cash equivalents and restricted cash provided by operating activities:
Depreciation, depletion and amortization	4,001	3,411
Amortization of deferred financing fees and discounts/premiums on debt	331	176
Amortization of net origination fees related to notes receivable	(11)	(16)
Stock-based compensation	878	827
Stock-based incentive	—	417
(Gain) on disposition of assets	(12,886)	(3,995)
(Income) loss from equity method investment	22	(15)
Bad debt expense	15	24
Amortization of dedesignated interest rate swap	53	167
Loss on early extinguishment of debt	—	162
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	5,587	2,262
(Increase) Decrease in interest receivable	(53)	1
(Increase) Decrease in other assets	1,826	1,212
(Increase) Decrease in inventory	56	96
Increase (Decrease) in accrued interest	946	239
Increase (Decrease) in accrued expenses	(2,612)	(2,086)
Increase (Decrease) in deferred revenue	1,607	1,329
Increase (Decrease) in accrued property taxes	22	96
Net cash and cash equivalents and restricted cash provided by operating activities	9,394	8,438

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(9,003)	(28,164)
Real estate and other improvements	(2,592)	(2,672)
Investment in equity method investees	—	(705)
Collections of principal on loans and financing receivables	7	1,577
Origination fees on notes receivable	—	60
Issuance of loans and financing receivables	—	(3,500)
Proceeds from sale of property	51,537	16,901
Net cash and cash equivalents and restricted cash provided by (used in) investing activities	39,949	(16,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	68,001	112,000
Repayments on mortgage notes payable	(33,968)	(198,942)
Proceeds from ATM offering	—	98,403
Issuance of stock	87	39
Common stock repurchased	(61,689)	—
Payment of debt issuance costs	(197)	(244)
Payment of swap fees	(73)	(73)
Redemption of Series A preferred units	(8,100)	(5,058)
Dividends on common stock	(6,436)	(4,702)
Shares withheld for income taxes on vesting of equity-based compensation	(36)	(186)
Distributions on Series A preferred units	(3,210)	(3,510)
Distributions to non-controlling interests in operating partnership, common	(148)	(136)
Net cash and cash equivalents and restricted cash (used in) financing activities	(45,769)	(2,409)

Net increase (decrease) in cash and cash equivalents and restricted cash	3,574	(10,474)
Cash and cash equivalents and restricted cash, beginning of period	7,654	30,171
Cash and cash equivalents and restricted cash, end of period	$11,228	$19,697

Cash and cash equivalents and restricted cash, end of period
Cash and cash equivalents	$9,056	$19,697
Restricted cash	2,172	—
Total cash and cash equivalents and restricted cash, end of period	$11,228	$19,697

Cash paid during period for interest	$9,955	$7,044
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2023 and 2022

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$2,937	$3,165
Dividend payable, common units	$74	$75
Distributions payable, Series A preferred units	$1,485	$1,680
Additions to real estate improvements included in accrued expenses	$437	$92
Swap fees payable included in accrued interest	$146	$146
Prepaid property tax liability acquired in acquisitions	$—	$49
Deferred offering costs amortized through equity in the period	$—	$52
Right-of-use assets obtained in exchange for new operating lease liabilities	$386	$387
Non-cash conversion of notes receivable to real estate	$—	$2,135

See accompanying notes.

Farmland Partners Inc.

Notes to the Unaudited Financial Statements as of June 30, 2023

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2023, FPI owned a 97.8% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“Common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of June 30, 2023, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 12 properties (see “Note 1—Organization and Significant Accounting Policies—Loans and Financing Receivables,” “Note 1—Organization and Significant Accounting Policies—Equity Method Investments,” and “Note 4—Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of June 30, 2023, the Company owned a portfolio of approximately 159,200 acres of farmland, which is consolidated in these financial statements. In addition, as of June 30, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 31,000 acres of farmland.

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of June 30, 2023, the TRS performed direct farming operations on 2,108 acres of farmland owned by the Company located in California.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of December 31, 2022 and June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited. The accompanying financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of actual operating results for the entire year ending December 31, 2023.

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

Whether the Company’s acquisitions are treated as asset acquisitions under ASC 360 or business combinations under ASC 805, the fair value of the aggregate purchase price paid in each such acquisition is allocated among the assets acquired and any liabilities assumed by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements, permanent plantings and any liabilities, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.

Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (trees, bushes, shrubs, vines and perennial crops) and grain facilities, and may also consist of intangible assets, including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets by valuing the land as if it were unimproved. The Company values improvements, including permanent plantings and grain facilities, at replacement cost, adjusted for depreciation.

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

The purchase price is allocated to in-place lease values and tenant relationships, if they are acquired, based on the Company’s evaluation of the specific characteristics of each tenant’s lease, availability of replacement tenants, probability of lease renewal, estimated down time and the Company’s overall relationship with the tenant. The value of in-place lease intangibles and tenant relationships are included as an intangible asset and have been amortized over the remaining lease term (including expected renewal periods of the respective leases for tenant relationships) as amortization expense. If a tenant terminates its lease prior to its stated expiration, any unamortized amounts relating to that lease, including above and below market leases, in-place lease values, and tenant relationships, would be recorded to revenue or expense as appropriate.

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the three and six months ended June 30, 2023 and 2022, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

Total consideration for acquisitions may include a combination of cash and equity securities. When equity securities are issued, the Company determines the fair value of the equity securities issued based on the number of shares or units issued multiplied by the price per share or unit.

Using information available at the time of a business combination, the Company allocates the total consideration to tangible assets and liabilities and identified intangible assets and liabilities. Any residual amount remaining after such allocations is allocated to goodwill.  During the measurement period, which may be up to one year from the acquisition date when incomplete information exists as of the respective reporting date, the Company may adjust the preliminary purchase price allocations after obtaining more information about assets acquired and liabilities assumed at the date of acquisition.

Real Estate Sales

The Company recognizes gains from the sales of real estate assets generally at the time the title is transferred and consideration is received.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($120.7 million as of June 30, 2023), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets that management believes could be readily liquidated if necessary to fund any immediate liquidity needs. As of June 30, 2023, we had $471.0 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $1.1 billion. As of June 30, 2023, we had capacity to issue up to $50.5 million of our common stock under our At-the-Market Equity Offering Program (the “ATM Program”). We also have an effective shelf registration statement with approximately $100 million of capacity, in addition to availability on the ATM Program, pursuant to which we could issue additional equity or debt securities. For more information on the ATM Program please see “Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations—Liquidity and Capital Resources.”

Cash and Cash Equivalents

The Company’s cash and cash equivalents balance at any given financial institution may at times exceed federally insurable limits. We consider highly liquid investments purchased with an original maturity of three months or less, such as money market funds, to be cash equivalents. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Restricted Cash

The Company’s restricted cash consists of escrowed funds deposited with financial institutions subject to an in-process like-kind exchange in accordance with Section 1031 of the Code. The balance of restricted cash as of June 30, 2023 and December 31, 2022 was $2.2 million and $0.0 million, respectively.

Loans and Financing Receivables

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. As of June 30, 2023 and December 31, 2022, the Company has two types of loans and financing receivables: loans under the Company’s loan program (the “FPI Loan Program”) and sale-leaseback transactions accounted for as financing receivables.

Loans under the FPI Loan Program: The Company offers an agricultural lending product focused on farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers. Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects. As of both June 30, 2023 and December 31, 2022, the Company had three notes outstanding under the FPI Loan Program and has designated each of the notes receivable as loans.

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

Current expected credit losses (“CECL”): Under ASC 326, the Company is required to estimate an expected lifetime credit loss. For loans under the FPI Loan Program, a loan is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the loan is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual loans are recorded as interest income when the payment is received. The loan is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the loan receivable and evaluates whether the value of the collateral continues to provide adequate security for the loan. Any uncollectible interest previously accrued is also charged off. As of June 30, 2023, we believed the value of the underlying collateral for each of the loans to be sufficient and in excess of the respective outstanding principal and accrued interest and no loans are currently on non-accrual status.

For financing receivables, the Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). This approach calculates impairment by multiplying the PD (probability the asset will default within a given timeframe) by the LGD (percentage of the asset not expected to be collected due to default). The PD and LGD are estimated using average historical default rates of a company with similar credit risk factors to the Company’s tenant. Accrued interest write-offs are recognized as credit loss expense. CECL are recorded as a reduction to loans and financing receivables, net on the accompanying consolidated balance sheets. The CECL allowance is updated on a quarterly basis with the resulting change being recorded in the consolidated statements of operations for the relevant period. Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received. There were no charge-offs or recoveries for the three and six months ended June 30, 2023 and 2022.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of June 30, 2023 and December 31, 2022. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate. Inventory is stated in the consolidated balance sheets at the lower of cost or net realizable value

Growing crop inventory consists of costs allocated to crops that have not yet been harvested, primarily costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crops sold was $1.0 million and $1.3 million, respectively, during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the cost of harvested crops sold was $1.9 million and $2.8 million, respectively.

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

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of June 30, 2023 and December 31, 2022, inventory consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Harvested crop	$1,403	$—
Growing crop	1,349	2,808
	$2,752	$2,808

Equity Method Investments

On January 20, 2021, the Company entered into property sale and long-term management agreements with Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States, as designated under U.S. tax provisions enacted in 2017. As consideration for 10 farms sold to the OZ Fund in March 2021, the Company received approximately $2.4 million in convertible notes receivable, which, in addition to the accrued interest thereon, was converted into membership interests in the OZ Fund at the Company’s election in July 2021. As of June 30, 2023 and December 31, 2022, the aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $4.2 million for each period, including aggregate capital contributions of $1.7 million from inception of the joint venture through June 30, 2023 and December 31, 2022. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund (the “Fund Agreement”). Under the Fund Agreement, the manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Company’s capital contributions are capped at $20.0 million.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the three and six months ended June 30, 2023, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization. Customer relationships are subject to amortization and are amortized over a period of 10 to 12 years. During the three and six months ended June 30, 2023 and 2022, the Company recorded amortization of customer relationships of less than $0.1 million for each period.

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

The Company has in place one interest rate swap agreement with Rabobank to add stability to interest expense and to manage its exposure to interest rate movements. This agreement qualifies as a cash flow hedge and is actively evaluated for ongoing effectiveness (see “Note 10—Hedge Accounting”). The entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of stockholders’ equity in the Company’s consolidated balance sheets.

Additionally, the Company assesses whether the derivative used in its hedging transaction is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item. The Company discontinues hedge accounting when it is determined that a derivative has ceased to be or is not expected to be highly effective as a hedge, and then reflects changes in fair value of the derivative as gain or loss, as applicable, in the consolidated statements of operations during reporting periods after such determination.

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

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of June 30, 2023 and December 31, 2022, the Company had $1.1 million and less than $0.1 million, respectively, in deferred revenue.

The following sets forth a summary of rental income recognized during the three and six months ended June 30, 2023 and 2022:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Leases in effect at the beginning of the year	$9,024	$7,798	$18,445	$15,549
Leases entered into during the year	365	1,398	632	3,192
	$9,389	$9,196	$19,077	$18,741

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of June 30, 2023, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2023 and each of the next four years and thereafter as of June 30, 2023 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2023 (remaining six months)	$17,241
2024	25,641
2025	14,194
2026	7,332
2027	5,243
Thereafter	36,981
$106,632

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

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. During the three months ended June 30, 2023 and 2022, revenues from the sale of harvested crops recognized were $0.5 million and $1.2 million, respectively. Revenues from the sale of harvested crops recognized for the six months ended June 30, 2023 and 2022 were $0.9 million and $1.8 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the transaction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties and includes them in deferred revenue until they are earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022.

The following table presents other revenue that is disaggregated by revenue source for the three and six months ended June 30, 2023 and 2022:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Auction and brokerage fees	$167	$813	$504	$1,451
Crop insurance proceeds	29	—	624	1,925
Property management income	235	163	422	323
Other (e.g., interest income)	418	226	885	375
	$849	$1,202	$2,435	$4,074

Note 3—Concentration Risk

Credit Risk

For the three and six months ended June 30, 2023, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Revenue for the three and six months ended June 30, 2023 is not necessarily indicative of actual revenue for the entire year ending December 31, 2023. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater revenue in that quarter and for the year. If a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June 30, 2023 and 2022, and the fixed and variable rent recorded by the Company for the three and six months ended June 30, 2023 and 2022 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the six months ended
	As of June 30,		June 30,		June 30,
Location of Farm (2)	2023	2022	2023	2022	2023	2022
Corn Belt	28.6%	28.8%	43.7%	40.1%	43.6%	39.8%
Delta and South	20.9%	20.5%	15.0%	13.3%	13.9%	15.5%
High Plains	20.7%	18.2%	9.9%	9.1%	9.9%	9.0%
Southeast	22.4%	25.2%	23.7%	24.3%	24.1%	23.3%
West Coast	7.4%	7.3%	7.7%	13.2%	8.5%	12.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Executive Chairman. The private plane is generally utilized when commercial air travel is not readily available or practical to and from a particular location. The Company paid costs of $0.02 million and $0.04 million during the three months ended June 30, 2023 and 2022 and $0.02 million and $0.07 million during the six months ended June 30, 2023 and 2022, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund. The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas P. Heneghan, one of the Company's independent directors. Mr. Heneghan has an indirect investment in the OZ Fund. As of June 30, 2023 and December 31, 2022, the Company had a 9.97% interest for both periods in the OZ Fund. Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter of the gross book value under $50 million and (ii) 0.2000% times gross book value per quarter of the gross book value in excess of $50 million and under $100 million and (iii) 0.1875% times gross book value per quarter of gross book value in excess of $100 million. The Company earned management fees of $0.1 million for each of period during the three months ended June 30, 2023 and 2022 and $0.2 million for each period during the six months ended June 30, 2023 and 2022.

Note 5—Real Estate

During the six months ended June 30, 2023, the Company completed acquisitions of two properties in the Corn Belt and Delta and South region. Aggregate consideration for these acquisitions totaled $9.0 million. No intangible assets were acquired through this acquisition.

During the six months ended June 30, 2022, the Company completed acquisitions of nine properties in the Corn Belt region. Aggregate consideration for these acquisitions totaled $28.2 million. No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2023, the Company completed dispositions of 19 properties in the Corn Belt, Delta and South and Southeast regions. The Company received cash consideration for these dispositions totaling $51.5 million and recognized an aggregate gain on sale of $12.9 million. Of the $51.5 million in cash consideration, $2.2 million is considered restricted cash as it is held in a financial institution for an in-process, like-kind exchange.

During the six months ended June 30, 2022, the Company completed dispositions of five properties in the Corn Belt, High Plains and Southeast regions. The Company received cash consideration for these dispositions totaling $16.9 million and recognized an aggregate gain on sale of $4.0 million.

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

As of June 30, 2023 and December 31, 2022, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	June 30, 2023	December 31, 2022	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$210	$217	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due semi-annually	2,100	2,100	8/18/2023
Mortgage Note (3)	Principal due at maturity & interest due quarterly	2,500	2,500	3/3/2025
Total outstanding principal		4,810	4,817
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	5,907	5,894	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	4,498	4,498	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	3,562	3,561	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	3,240	3,241	11/17/2037
Total financing receivable		17,207	17,194
Interest receivable (net prepaid interest and points)		53	2
Allowance for credit losses		(92)	(92)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$21,978	$21,921
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The notes included mortgages on two additional properties in Colorado that included repurchase options for the properties at a fixed price that were exercisable by the buyer between the third and fifth anniversary of the issuance of the notes and expired on March 16, 2022 unexercised. Upon expiration of the repurchase options, the properties are no longer accounted for as financing transactions and became owned by the Company. They are included in real estate on the accompanying consolidated balance sheets based on the net unpaid note balances.
(2)	On August 18, 2021, the Company entered into a loan secured against farmland.
(3)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
(4)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated its credit losses in accordance with ASC 326 to be zero on its loan balances and approximately $0.1 million of allowance for credit losses on its financing receivables as of June 30, 2023 and December 31, 2022. The Company recorded no credit loss expense related to interest receivables during the three and six months ended June 30, 2023 and 2022, respectively.

The following tables detail the allowance for credit losses as of June 30, 2023 and December 31, 2022:

	June 30, 2023
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$4,863	$—	$4,863	—%
Financing Receivables	17,207	(92)	17,115	0.53%
Totals	$22,070	$(92)	$21,978	0.42%

	December 31, 2022
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$4,819	$—	$4,819	—%
Financing Receivables	17,194	(92)	17,102	0.54%
Totals	$22,013	$(92)	$21,921	0.42%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
($ in thousands)	2023	2022
Balance at beginning of year	$(92)	$—
Initial allowance for financing receivables	—	—
Current period change in credit allowance	—	—
Charge-offs	—	—
Recoveries	—	—
Balance at end of year	$(92)	$—

The collateral for the mortgage notes receivable consists of real estate, personal property and growing crops.

We estimate the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of June 30, 2023 and December 31, 2022, the fair value of the loans and financing receivables was $15.7 million and $19.6 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

 As of June 30, 2023 and December 31, 2022, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	June 30,	Interest Rate	Adjustment	June 30,	December 31,	Maturity	June 30,
Loan	Payment Terms	2023	Terms	Date	2023	2022	Date	2023
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$13,827	$13,827	April 2025	$20,938
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	11,160	11,160	April 2025	8,258
Farmer Mac Facility	Monthly	6.66%	SOFR + 1.50%	N/A	73,500	75,000	December 2025	86,921
MetLife Term Loan #1	Semi-annual	5.55%	Fixed for 3 years	N/A	72,623	72,623	March 2026	102,346
MetLife Term Loan #4	Semi-annual	5.55%	Fixed for 3 years	March 2026	9,880	9,880	June 2026	25,651
MetLife Term Loan #5	Semi-annual	5.63%	Fixed for 3 years	January 2026	5,179	5,179	January 2027	8,542
MetLife Term Loan #6	Semi-annual	5.55%	Fixed for 3 years	February 2026	21,726	21,726	February 2027	25,711
MetLife Term Loan #7	Semi-annual	5.87%	Fixed for 3 years	June 2026	15,699	15,699	June 2027	29,679
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	3.20%	Fixed for 3 years	May 2024	16,800	16,800	May 2028	33,617
MetLife Term Loan #10	Semi-annual	3.00%	Fixed for 3 years	October 2023	48,985	48,985	October 2030	103,858
MetLife Term Loan #11	Semi-annual	2.85%	Fixed for 3 years	October 2024	12,750	12,750	October 2031	27,215
MetLife Term Loan #12	Semi-annual	3.11%	Fixed for 3 years	December 2024	14,359	14,359	December 2031	28,941
MetLife Facility	Quarterly	6.99%	SOFR + 2.10%	N/A	—	—	October 2027	112,240
Rabobank (1)	Semi-annual	6.93%	SOFR + 1.81%	March 2024 (2)	48,033	59,500	March 2028	107,894
Rutledge Facility	Quarterly	6.69%	SOFR + 1.80%	April 2024 (2)	65,000	18,000	March 2027	219,732
Total outstanding principal					473,521	439,488		$1,051,585
Debt issuance costs					(2,479)	(2,613)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$471,042	$436,875
(1)	The Company has an interest rate swap agreement with Rabobank for $33.2 million notional of fixed LIBOR at 2.114% until March 2026 for a weighted average rate of approximately 4.8% (see “Note 10—Hedge Accounting”).
(2)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms.”

Farmer Mac Debt

As of June 30, 2023 and December 31, 2022, the Operating Partnership had approximately $98.5 million and $100.0 million in aggregate principal amount, respectively, outstanding under the bond purchase agreement entered into in October 2022 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), and $1.5 million and $0.0 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by the Operating Partnership. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bear fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR + 1.50% on drawn amounts and an unused commitment fee of 0.20%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum leverage ratio of not more than 60%. The Company was in compliance with all applicable covenants at June 30, 2023. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Term Debt

As of June 30, 2023 and December 31, 2022, the Company had $262.0 million in aggregate principal amount outstanding for both periods under the credit agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife” and collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a $75.0 million credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to SOFR plus 210 basis points. As of June 30, 2023, no amounts had been borrowed and all $75.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in October 2022 (the “MetLife Facility”). As of June 30, 2023, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of June 30, 2023 and December 31, 2022, the Company and the Operating Partnership had $48.0 million and $59.5 million in aggregate principal amount outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of June 30, 2023.

Rutledge Facility

As of June 30, 2023 and December 31, 2022, the Company and the Operating Partnership had $65.0 million and $18.0 million in aggregate principal amount, respectively, outstanding under a credit agreement with Rutledge Investment Company (“Rutledge”) referred to herein as the Rutledge Facility. In February 2023, the total facility size was decreased from $112 million to $109 million. As of June 30, 2023, $44.2 million remained available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

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

LIBOR

As of June 30, 2023, the Company’s only indebtedness with maturity beyond 2023 that has exposure to LIBOR was the Rabobank Mortgage Note, which converted to a SOFR-based instrument as of July 1, 2023.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.6 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively.

Aggregate Maturities

As of June 30, 2023, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2023 (remaining six months)	$—
2024	2,100
2025	100,587
2026	84,603
2027	109,704
Thereafter	176,527
$473,521

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2023 and December 31, 2022, the fair value of the mortgage notes payable was $448.5 million and $405.0 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

Office Leases

The Company has five leases in place for office space with payments ranging between $750 and $13,711 per month and lease terms expiring between November 2024 and November 2025. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 3.35% to 6.47%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. During the three months ended June 30, 2023 and 2022, our total lease cost was $0.07 million and $0.06 million, respectively. Our total lease cost for the six months ended June 30, 2023 and 2022 was $0.13 million and $0.12 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2023 (remaining six months)	$96
2024	247
2025	205
2026	—
2027	—
Thereafter	—
Total lease payments	548
Less: imputed interest	(39)
Lease liability	$509

Litigation

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United

State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. While Sabrepoint has indicated that it may seek further appellate review of the Court of Appeals’ opinion, further delaying the claims from moving forward, the Company remains confident that it will ultimately be permitted to proceed with its claims against Sabrepoint.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of June 30, 2023, the Company had an approximate aggregate net book value of $5.1 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina, for which the Company has received non-refundable payments totaling $3.4 million as of June 30, 2023. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company made safe harbor contributions of less than $0.1 million for each of the six months ended June 30, 2023 and 2022.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of June 30, 2023 and December 31, 2022, FPI owned 97.8% of the outstanding interests, for each period, in the Operating Partnership, and the remaining 2.2% interests are held in the form of Common units and comprise non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company issued zero and 120,000, respectively, shares of common stock upon the redemption of zero and 120,000, respectively, of Common units that had been tendered for redemption. There were approximately 1.2 million outstanding Common units eligible to be tendered for redemption as of both June 30, 2023 and December 31, 2022.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in a decrease and an increase to the non-controlling interest in the Operating Partnership by less than $(0.1) million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. 99,000 Series A preferred units were outstanding as of June 30, 2023. Total liquidation value of such preferred units as of June 30, 2023 and December 31, 2022 was $100.5 million and $110.2 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2023 and 2022:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2021	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	1,680
Redemption of Series A preferred units	(5)	(5,000)
Balance at June 30, 2022	112	$113,680

Balance at December 31, 2022	107	$110,210
Distribution paid to non-controlling interest	—	(3,210)
Accrued distributions to non-controlling interest	—	1,485
Redemption of Series A preferred units	(8)	(8,000)
Balance at June 30, 2023	99	$100,485

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the six months ended June 30, 2023 and 2022:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2023	October 24, 2022	January 2, 2023	January 17, 2023	$0.0600
	February 21, 2023	April 3, 2023	April 17, 2023	$0.0600
				$0.1200

2022	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500
	February 22, 2022	April 1, 2022	April 15, 2022	$0.0500
				$0.1000

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company had accrued $1.5 million in distributions payable as of June 30, 2023. The distributions are payable annually in arrears on January 15 of each year.

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

Share Repurchase Program

On March 15, 2017, the Company’s Board of Directors approved a program to repurchase up to $25.0 million in shares of the Company’s common stock. On August 1, 2018, the Board of Directors increased the authority under the share repurchase program by an aggregate of $30.0 million. On November 7, 2019, the Board of Directors approved a $75.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $88.0 million as of such date. On May 3, 2023, the Company’s Board of Directors, increased the availability under the share repurchase program by an additional $75.0 million. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet.

During the six months ended June 30, 2023, the Company repurchased 5,595,332 shares of its common stock at a weighted average price of $11.01 per share. As of June 30, 2023, the Company had approximately $53.8 million of capacity remaining under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of June 30, 2023, there were 0.4 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of June 30, 2023 and 2022 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2021	297	$8.87
Granted	147	11.75
Vested	(171)	8.13
Forfeited	(8)	11.32
Unvested at June 30, 2022	265	$10.86

Unvested at December 31, 2022	260	$10.88
Granted	223	10.90
Vested	(130)	10.16
Forfeited	—	—
Unvested at June 30, 2023	353	$11.16

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $0.5 million and $0.6 million, for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation and incentive expense related to restricted stock awards of $1.0 million and $1.2 million, respectively. As described in “Note 1—Organization and Significant Accounting Policies—Business Combinations,” the Company recognized $0.0 million and $0.2 million during the three months ended June 30, 2023 and 2022 and $0.0 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively, related to stock-based incentive expense in connection with the November 2021 acquisition of Murray Wise Associates, LLC, which are included in the amounts above. As of June 30, 2023 and December 31, 2022, there were $3.3 million and $1.7 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 2.2 years.

At-the-Market Offering Program (the “ATM Program”)

On May 6, 2022, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). During the six months ended June 30, 2023, the Company sold no shares under the ATM Program and the program had a remaining capacity of $50.5 million in shares of common stock available for issuance.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred less than $0.1 million in offering costs during each of three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $0.00 million and $0.06 million, respectively, in deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income attributable to Farmland Partners Inc.	$7,711	$2,916	$9,386	$4,021
Less: Nonforfeitable distributions allocated to unvested restricted shares	(27)	(16)	(43)	(31)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(683)	(840)	(1,485)	(1,680)
Net income attributable to common stockholders	$7,001	$2,060	$7,858	$2,310

Denominator:
Weighted-average number of common shares - basic	50,860	50,362	52,425	48,084
Conversion of preferred units (1)	—	—	—	—
Unvested restricted shares (1)	—	—	—	—
Redeemable non-controlling interest (1)	8,252	—	—	—
Weighted-average number of common shares - diluted	59,112	50,362	52,425	48,084

Income per share attributable to common stockholders - basic	$0.14	$0.04	$0.15	$0.05
Income per share attributable to common stockholders - diluted	$0.12	$0.04	$0.15	$0.05
(1)	Anti-dilutive for the three and six months ended June 30, 2022 and for the six months ended June 30, 2023.

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

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis if they are dilutive. For the three and six months ended June 30, 2022 and the six months ended June 30, 2023, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the six months ended June 30, 2023 and 2022, diluted weighted average common shares do not include the impact of 0.4 million and 0.3 million, respectively, unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.2 million and 1.3 million for the six months ended June 30, 2023 and 2022, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023	December 31, 2022
Shares	48,598	54,058
Common Units	1,237	1,237
Unvested Restricted Stock Awards	353	260
	50,188	55,555

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of June 30, 2023 and December 31, 2022, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the entire change in the fair value of the Company’s designated cash flow hedges is recorded to accumulated other comprehensive income, a component of stockholders’ equity in the Company’s consolidated balance sheets.

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). During the three months ended June 30, 2023 and 2022, amortization was $0.0 million and $0.1 million, respectively. Amortization for the six months ended June 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during each of the three months ended June 30, 2023 and 2022 were $0.1 million. Termination fees paid during each of the six months ended June 30, 2023 and 2022 were $0.2 million.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective as of June 30, 2023.

As of June 30, 2023, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$2,310

The effect of derivative instruments on the consolidated statements of operations for the periods ended June 30, 2023 and 2022 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The amount of noncash gain recognized in net income was $0.7 million and $0.4 million during the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the amount of noncash gain recognized in net income was $2.3 million and $0.7 million, respectively. The net change associated with current period hedging transactions was $0.6 million and $0.5 million for the three months ended June 30, 2023 and 2022 and $0.2 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.0 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2023. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Beginning accumulated derivative instrument gain or loss	$3,306	$279
Net change associated with current period hedging transactions	8	2,433
Amortization of frozen AOCI on de-designated hedge	198	594
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$3,512	$3,306

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the six months ended
($ in thousands)	June 30, 2023	June 30, 2022
United States	$(891)	$1,690
International	—	—
Total	$(891)	$1,690

The federal and state income tax provision (benefit) is summarized as follows:

	For the six months ended
($ in thousands)	June 30, 2023	June 30, 2022
Current:
Federal	$—	$86
State	—	—
Other	—	—
Total Current Tax Expense	$—	$86
Deferred:
Federal	13	10
Total Tax Expense	$13	$96

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of June 30, 2023 and December 31, 2022 are as follows:

($ in thousands)	June 30, 2023	December 31, 2022
Deferred tax assets:
Net operating loss	$669	$434
Realized capital losses	65	76
Deferred Revenue	30	—
Total deferred tax assets	764	510
Deferred tax liabilities:
Fixed assets	$(19)	$(18)
Intangible Assets	(80)	(32)
Total deferred tax liabilities	$(99)	$(50)
Valuation Allowance	(706)	(480)
Net deferred taxes	$(41)	$(20)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period.  Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $226.0 million during the six months ended June 30, 2023. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million. Prior year amounts are not material.

Net operating losses and tax credit carryforwards as of June 30, 2023 are as follows:

($ in thousands)	June 30, 2023	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$3,074	Does not expire
Net operating losses, state	$—	N/A

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	June 30, 2023	December 31, 2022
Statutory Rate	21.00%	21.00%
State Tax	2.20%	3.43%
Valuation Allowance	(24.55)%	(18.13)%
Total	(1.35)%	6.30%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On July 25, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on October 16, 2023 to stockholders and unitholders of record as of October 2, 2023.

Share Repurchase Program

Subsequent to June 30, 2023, the Company repurchased an additional 116,593 shares of its common stock at a weighted average price of $12.22 per share.

Real Estate Acquisitions

The Company is under contract to purchase one farm in the Delta and South region, subject to an in-process like-kind exchange. The aggregate purchase price for this acquisition totals $11.0 million and is expected to close in the third quarter of the year.

Real Estate Dispositions

Subsequent to June 30, 2023, the Company completed two partial farm dispositions in the Corn Belt and Delta and South regions for approximately $2.7 million in aggregate consideration. The Company is under contract to sell 11 farms for aggregate consideration of approximately $22.1 million and an estimated aggregate gain on sale of $9 million to $10 million. In addition, the Company has plans to bring approximately $30 million to $33 million in additional properties to auction in Kansas, Nebraska and Colorado in the third quarter of the year. The Company also has up to $26 million of sales in advanced negotiations. Certain properties that have closed, or will close in the future, are subject to an in-process like-kind exchange. There can be no assurances that auctions will be successful and that property sales will close.

OP Unit Redemption

On July 24, 2023, the Company received a notice for redemption of 34,000 OP units. The Company will redeem the units in cash at a price of $12.73 for aggregate cash of $0.4 million.

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

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of June 30, 2023, we owned farms with an aggregate of approximately 159,200 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Texas, and Virginia. In addition, as of June 30, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 31,000 acres, including farms in Iowa. As of June 30, 2023, approximately 70% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% was used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of

U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2023, FPI owned 97.8% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of June 30, 2023:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt (2)	45,467	22,027	67,494
Delta and South	33,242	1,489	34,731
High Plains	33,006	1,380	34,386
Southeast	35,737	6,107	41,844
West Coast	11,752	—	11,752
	159,204	31,003	190,207
(1)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi and Oklahoma. High Plains includes farms located in Colorado, Kansas, western Nebraska and Texas. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

We intend to continue acquiring additional farmland that we believe provides opportunities for risk-adjusted investment returns consistent with our primary strategic objective. We also intend to continue to selectively dispose of assets when we believe we can redeploy the proceeds from such sales in a manner that enhances stockholder returns. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of June 30, 2023, the TRS directly operated 2,108 acres of farmland located in California.

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

Inflation and Interest Rates

Most of our farming leases have lease terms of three years for row crops and up to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses will be borne by our tenants under the terms of their leases. We believe that inflationary increases in farmer profitability will impact lease renegotiations upon renewals. Furthermore, high levels of inflation have prompted the Board of Governors of the United States Federal Reserve (the “Federal Reserve”) to increase the Federal Reserve’s discount rate, which has led to a significant increase in market short- and long-term interest rates since the beginning of 2022. This increase in rates has significantly increased the cost of our floating rate debt and has also significantly increased the cost of certain of our MetLife debt with interest rates that have been reset since the beginning of 2022. The Federal Reserve may continue this policy of rate raising which would further increase interest expense for many businesses, including the Company.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021 and 2022, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases renegotiated under the robust market conditions experienced in 2021 and 2022 reflected significant rent increases. While the pace of appreciation and transaction volume has slowed in 2023, these metrics remain strong relative to long-term trends.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of June 30, 2023, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2023 (remaining six months)	35,600	22.4%	$11,452	35.1%
2024	41,292	25.9%	11,052	33.8%
2025	33,654	21.1%	6,645	20.3%
2026	11,943	7.5%	1,670	5.1%
2027	17,606	11.1%	1,700	5.2%
Thereafter	19,109	12.0%	139	0.5%
	159,204	100.0%	$32,658	100.0%

Rental Revenues

Our revenues are primarily generated from renting farmland to operators of farming businesses. Our leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Although the majority of our leases do not provide the tenant with a contractual right to renew the lease upon its expiration, we believe it is customary to provide the existing tenant with the opportunity to renew the lease, subject to any increase in the rental rate that we may establish. If the tenant elects not to renew the lease at the end of the lease term, the land will be offered to a new tenant. As discussed above, the vacancy rate for quality U.S. farmland is near-zero and there is often competition among prospective tenants for quality farmland; accordingly, we do not believe that re-leasing farmland upon the expiration of existing leases is a significant risk for the Company.

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

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yield trends in corn and soybeans have been steadily increasing over the last thirty years. After yields for the 2022/2023 marketing year (September 2022 to August 2023) decreased slightly for both corn and soybeans compared to the previous year, the U.S. Department of Agriculture projects higher yields for the 2023/2024 marketing year (September 2023 to August 2024) of 2% for corn and 5% for soybeans. Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent significantly simplifies the administrative requirements for the landlord and the tenant, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it directly operates.

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

As of June 30, 2023, $262.0 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt). A total of $174.1 million of such debt was subject to rate resets in 2023, and $125.1 million had been reset as of June 30, 2023.

At June 30, 2023, $186.5 million, or 39.4%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure. Assuming no increase in the level of our variable rate debt spreads, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.5 million per year. If interest rates decreased by 1.0%, our cash flow would increase approximately $1.5 million per year.

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

International Trade

After an estimated 33% decrease in exports of corn for the 2022/2023 marketing year (September 2022 to August 2023), the U.S. Department of Agriculture (the “USDA”) estimates corn exports will be up 27% for the 2023/2024 marketing year (September 2023 to August 2024). After an estimated 8% decrease in exports of soybeans for the 2022/2023 marketing year, the USDA estimates soybean exports will be down 8% for the 2023/2024 marketing year, due to lower production.

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

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

	For the three months ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,389	$9,196	$193	2.1%
Tenant reimbursements	831	809	22	2.7%
Crop sales	515	1,150	(635)	(55.2)%
Other revenue	849	1,202	(353)	(29.4)%
Total operating revenues	11,584	12,357	(773)	(6.3)%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,207	1,660	547	33.0%
Property operating expenses	2,428	2,058	370	18.0%
Cost of goods sold	980	1,333	(353)	(26.5)%
General and administrative expenses	2,904	3,004	(100)	(3.3)%
Legal and accounting	281	816	(535)	(65.6)%
Other operating expenses	27	31	(4)	(12.9)%
Total operating expenses	8,827	8,902	(75)	(0.8)%
OPERATING INCOME	2,757	3,455	(698)	(20.2)%

OTHER (INCOME) EXPENSE:
Other (income) expense	75	(34)	109	NM
(Income) from equity method investment	(5)	(8)	3	(37.5)%
(Gain) on disposition of assets	(11,060)	(3,335)	(7,725)	231.6%
Interest expense	5,844	3,743	2,101	56.1%
Total other expense	(5,146)	366	(5,512)	NM

Net income before income tax expense	7,903	3,089	4,814	155.8%

Income tax expense	4	96	(92)	(95.8)%

NET INCOME	$7,899	$2,993	$4,906	163.9%

NM=Not Meaningful

Our net income for the three months ended June 30, 2023 was affected partially by acquisitions and dispositions that occurred since the quarter ended June 30, 2022, as well as lower crop sales, auction and brokerage revenue, legal and accounting expense, and cost of goods sold.

Rental income increased $0.2 million, or 2.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 resulting primarily from increased fixed farm rent and solar rent, partially offset by lower variable rent on citrus farms.

Revenues recognized from tenant reimbursement of property taxes remained relatively flat at $0.8 million for the three months ended June 30, 2023 and 2022.

Crop sales totaled $0.5 million for the three months ended June 30, 2023 compared to $1.2 million for the three months ended June 30, 2022. This decrease was the result of a lower volume of crop sold on citrus farms in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Other revenue decreased $0.4 million, or 29.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily due to a decrease of $0.6 million in auction and brokerage income partially offset by an increase of $0.3 million in management fees and interest income.

Depreciation, depletion and amortization increased $0.5 million, or 33.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was driven by non-recurring adjustments in the second quarter of 2023 and more depreciable assets placed into service partially offset by asset dispositions and more assets becoming fully depreciated.

Property operating expenses increased $0.4 million, or 18.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, resulting from higher tax, insurance, and cost sharing on a West Coast farm partially offset by lower utilities expense.

Cost of goods sold totaled $1.0 million for the three months ended June 30, 2023 compared to $1.3 for the three months ended June 30, 2022. This decrease was the result of a lower costs of citrus and blueberries partially offset by an increase in walnuts in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

General and administrative expenses decreased $0.1 million, or 3.3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by lower stock-based and incentive compensation as well as lower travel expense.

Legal and accounting expenses decreased $0.5 million, or 65.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to the successful defense and termination of the stockholder class action litigation that was pending against the Company from July 2018 until dismissal of the litigation by a federal judge on April 6, 2022.

Other operating expenses were negligible during the three months ended June 30, 2023 and remained relatively consistent compared to the three months ended June 30, 2022.

Other (income) expense changed from other income of less than $0.1 million for the three months ended June 30, 2022 compared to other expense of less than $0.1 million for the three months ended June 30, 2023.

Income from equity method investment was negligible during the three months ended June 30, 2023 and remained relatively consistent compared to the three months ended June 30, 2022.

Gain on disposition of assets increased $7.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to greater property dispositions in 2023 as compared to 2022.

Interest expense increased $2.1 million, or 56.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was the result of an increase in interest rates and a higher outstanding balance of debt.

Income tax expense decreased $0.1 million, or 95.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

	For the six months ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
OPERATING REVENUES:
Rental income	$19,077	$18,741	$336	1.8%
Tenant reimbursements	1,869	1,587	282	17.8%
Crop sales	875	1,845	(970)	(52.6)%
Other revenue	2,435	4,074	(1,639)	(40.2)%
Total operating revenues	24,256	26,247	(1,991)	(7.6)%

OPERATING EXPENSES
Depreciation, depletion and amortization	4,001	3,411	590	17.3%
Property operating expenses	4,610	4,013	597	14.9%
Cost of goods sold	1,926	2,772	(846)	(30.5)%
Acquisition and due diligence costs	14	62	(48)	(77.4)%
General and administrative expenses	5,510	6,108	(598)	(9.8)%
Legal and accounting	526	2,072	(1,546)	(74.6)%
Other operating expenses	76	36	40	111.1%
Total operating expenses	16,663	18,474	(1,811)	(9.8)%
OPERATING INCOME	7,593	7,773	(180)	(2.3)%

OTHER (INCOME) EXPENSE:
Other (income) expense	64	(14)	78	NM
(Income) loss from equity method investment	22	(15)	37	NM
(Gain) on disposition of assets	(12,886)	(3,995)	(8,891)	222.6%
Interest expense	10,768	7,570	3,198	42.2%
Total other expense	(2,032)	3,546	(5,578)	NM

Net income before income tax expense	9,625	4,227	5,398	127.7%

Income tax expense	13	96	(83)	(86.5)%

NET INCOME	$9,612	$4,131	$5,481	132.7%

NM=Not Meaningful

Our net income for the six months ended June 30, 2023 was affected partially by acquisitions and dispositions that occurred since the quarter ended June 30, 2022, as well as lower crop sales, auction and brokerage revenue, legal and accounting expense, and cost of goods sold.

Rental income increased $0.3 million, or 1.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulting primarily from increased fixed farm rent and solar rent, partially offset by lower variable rent on citrus, grapes and row crops.

Revenues recognized from tenant reimbursement of property taxes increased $0.3 million, or 17.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase in tenant reimbursements was primarily the result of an increase in the number of leases in place with reimbursements of property taxes, as well as a general increase in property tax expense.

Crop sales decreased $1.0 million, or 52.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was the result of a lower volume of crop sold on citrus farms.

Other revenue decreased $1.6 million, or 40.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily due to a decrease of $1.3 million in crop insurance proceeds, $0.9 million in auction and brokerage income partially offset by an increase of $0.6 million in management fees and interest income.

Depreciation, depletion and amortization increased $0.6 million, or 17.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was driven by non-recurring adjustments in the second quarter of 2023 and more depreciable assets placed into service partially offset by asset dispositions and more assets becoming fully depreciated.

Property operating expenses increased $0.6 million, or 14.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulting from higher tax, insurance, and cost sharing on a West Coast farm partially offset by lower utilities expense.

Cost of goods sold decreased $0.8 million, or 30.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was the result of a lower costs of citrus and blueberries partially offset by an increase in walnuts. in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Acquisition and due diligence costs remained relatively flat at less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

General and administrative expenses decreased $0.6 million, or 9.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by lower stock-based and incentive compensation as well as lower travel expense.

Legal and accounting expenses decreased $1.5 million, or 74.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due primarily to the successful defense and termination of the stockholder class action litigation that was pending against the Company from July 2018 until dismissal of the litigation by a federal judge on April 6, 2022.

Other operating expenses remained relatively flat at less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

Other (income) expense changed from other income of less than $0.1 million for the six months ended June 30, 2022 compared to other expense of less than $0.1 million for the six months ended June 30, 2022.

(Income) loss from equity method investment was negligible during the six months ended June 30, 2023 and remained relatively consistent compared to the six months ended June 30, 2022.

Gain on disposition of assets increased $8.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to greater property dispositions in 2023 as compared to 2022.

Interest expense increased $3.2 million, or 42.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was the result of an increase in interest rates.

Income tax expense decreased $0.1 million, or 86.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

High levels of inflation have prompted the Federal Reserve to increase interest rates which has resulted in, and may continue to result in, increased interest expense. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($120.7 million in availability as of June 30, 2023), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company.

On May 6, 2022, we entered into equity distribution agreements under which we may issue and sell from time to time, through sales agents, shares of our common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. The Company may increase the size of the ATM Program in the future. During the three and six months ended June 30, 2023, the Company sold no shares under the ATM Program. As of June 30, 2023, we had $50.5 million in shares of common stock available for issuance under the ATM Program.

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

During the six months ended June 30, 2023, the Company repurchased 5,595,332 shares of its common stock at a weighted average price of $11.01. We currently have authority to repurchase up to an aggregate of $53.8 million in additional shares of our common stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of June 30, 2023, refer to “Note 7—Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash and Cash Equivalents and Restricted Cash

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
(in thousands)	2023	2022
Net cash and cash equivalents and restricted cash provided by operating activities	$9,394	$8,438
Net cash and cash equivalents and restricted cash provided by (used in) investing activities	$39,949	$(16,503)
Net cash and cash equivalents and restricted cash (used in) financing activities	$(45,769)	$(2,409)

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

As of June 30, 2023, we had $11.2 million of cash and cash equivalents and restricted cash compared to $19.7 million at June 30, 2022.

Cash Flows from Operating Activities

Net cash and cash equivalents and restricted cash provided by operating activities increased by $1.0 million primarily as a result of the following:

●	Receipt of $23.4 million in fixed rents, $1.9 million in variable rent and $2.0 million in tenant reimbursements for the six months ended June 30, 2023 as compared to the receipt of $21.4 million in fixed rents, $1.6 million in variable rents, and $0.5 million in tenant reimbursements in the six months ended June 30, 2022;
●	Stock-based compensation and incentive during the six months ended June 30, 2023 of $0.9 million as compared to $1.2 million during the six months ended June 30, 2022;
●	Gain on disposition of assets during the six months ended June 30, 2023 of $12.9 million as compared to $4.0 million during the six months ended June 30, 2022;
●	A change in accounts receivable of $5.6 million for the six months ended June 30, 2023 compared to $2.3 million for the six months ended June 30, 2022;
●	A change in other assets of $1.8 million for the six months ended June 30, 2023 compared to $1.2 million for the six months ended June 30, 2022;
●	A change in accrued interest of $0.9 million for the six months ended June 30, 2023 compared to $0.2 million for the six months ended June 30, 2022;
●	A change in accrued expenses of $(2.6) million for the six months ended June 30, 2023 compared to $(2.1) million for the six months ended June 30, 2022; and
●	A change in deferred revenue of $1.6 million for the six months ended June 30, 2023 compared to $1.3 million for the six months ended June 30, 2022.

Cash Flows from Investing Activities

Net cash and cash equivalents and restricted cash provided by (used in) investing activities increased by $56.5 million primarily as a result of the following:

●	Property acquisitions during the six months ended June 30, 2023 of $9.0 million as compared to $28.2 million during the six months ended June 30, 2022;
●	Property dispositions during the six months ended June 30, 2023 for cash consideration of $51.5 million as compared to $16.9 million during the six months ended June 30, 2022;
●	Collections on notes receivable under the FPI Loan Program and financing receivables of $0.0 million during the six months ended June 30, 2023 as compared to $1.6 million during the six months ended June 30, 2022; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $0.0 million during the six months ended June 30, 2023 as compared to $3.5 million during the six months ended June 30, 2022.

Cash Flows from Financing Activities

Net cash and cash equivalents and restricted cash used in financing activities increased by $43.4 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the six months ended June 30, 2023 of $68.0 million as compared to $112.0 million during the six months ended June 30, 2022;
●	Repayments on mortgage notes payable during the six months ended June 30, 2023 of $34.0 million as compared to $198.9 million during the six months ended June 30, 2022;
●	Net proceeds from the ATM Program during the six months ended June 30, 2023 of $0.0 million as compared to $98.4 million during the six months ended June 30, 2022;
●	Common stock repurchases during the six months ended June 30, 2023 of $61.7 million as compared to $0.0 million during the six months ended June 30, 2022;
●	Dividends on common stock during the six months ended June 30, 2023 of $6.4 million as compared to $4.7 million during the six months ended June 30, 2022;

●	Redemption of Series A preferred units during the six months ended June 30, 2023 of $8.1 million as compared to $5.1 million during the six months ended June 30, 2022; and
●	Dividends on common stock during the six months ended June 30, 2023 of $6.4 million as compared to $4.7 million during the six months ended June 30, 2022.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the three and six months ended June 30, 2023 and 2022. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Net income	$7,899	$2,993	$9,612	$4,131
(Gain) on disposition of assets	(11,060)	(3,335)	(12,886)	(3,995)
Depreciation, depletion and amortization	2,207	1,660	4,001	3,411
FFO	$(954)	$1,318	$727	$3,547

Stock-based compensation and incentive	506	601	965	1,243
Deferred impact of interest rate swap terminations	—	32	198	94
Real estate related acquisition and due diligence costs	—	—	14	62
Distributions on Preferred units and stock	(683)	(840)	(1,485)	(1,680)
AFFO	$(1,131)	$1,111	$419	$3,266

AFFO per diluted weighted average share data:

AFFO weighted average common shares	52,454	51,985	54,002	49,739

Net income available to common stockholders of Farmland Partners Inc.	$0.14	$0.04	$0.15	$0.05
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.01	0.02	0.04	0.04
Depreciation, depletion and amortization	0.04	0.03	0.07	0.07
Stock-based compensation and incentive	0.01	0.01	0.02	0.02
(Gain) on disposition of assets	(0.21)	(0.06)	(0.24)	(0.08)
Distributions on Preferred units and stock	(0.01)	(0.02)	(0.03)	(0.03)
AFFO per diluted weighted average share	$(0.02)	$0.02	$0.01	$0.07

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Basic weighted average shares outstanding	50,860	50,362	52,425	48,084
Weighted average OP units on an as-if converted basis	1,237	1,337	1,237	1,347
Weighted average unvested restricted stock	357	286	340	308
AFFO weighted average common shares	52,454	51,985	54,002	49,739

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income	$7,899	$2,993	$9,612	$4,131
Interest expense	5,844	3,743	10,768	7,570
Income tax expense	4	96	13	96
Depreciation, depletion and amortization	2,207	1,660	4,001	3,411
(Gain) on disposition of assets	(11,060)	(3,335)	(12,886)	(3,995)
EBITDAre	$4,894	$5,157	$11,508	$11,213

Stock-based compensation and incentive	506	601	965	1,243
Real estate related acquisition and due diligence costs	—	—	14	62
Adjusted EBITDAre	$5,400	$5,758	$12,487	$12,518

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

At June 30, 2023, $186.5 million, or 39.4%, of our debt had variable interest rates however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure. Assuming no increase in the level of our variable rate debt spreads, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.5 million per year. Assuming no increase in the level of our variable rate debt, if LIBOR and SOFR were reduced by 1.0%, our cash flow would increase approximately $1.5 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of June 30, 2023, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of June 30, 2023, there were no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, the Company’s Board of Directors approved a $75.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $88.0 million as of such date. As of June 30, 2023, we had $53.8 million of capacity remaining under the program.

Issuer Purchases of Equity Securities

Our purchases of equity securities during the three months ended June 30, 2023, including repurchases under the share repurchase program are presented in the following table.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
April 1, 2023 - April 30, 2023	1,180	$10.75	—	$—	1,180	$13,169
May 1, 2023 - May 31, 2023	1,120	10.94	—	—	1,120	75,901
June 1, 2023 - June 30, 2023	1,837	12.03	—	—	1,837	53,767
Total	4,137	$11.37	—	$—	4,137

⁽¹⁾   There were no shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees during the three months ended June 30, 2023.

Subsequent to June 30, 2023, the Company repurchased an additional 116,593 shares of common stock at a weighted average price of $12.22.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: July 27, 2023	/s/ Luca Fabbri
Luca Fabbri
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2023	/s/ James Gilligan
James Gilligan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)