Form 10-Q
period 2023-09-30
Farmland Partners Inc.
filed 2023-10-26
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 20, 2023, 48,185,949 shares of the Registrant’s common stock (49,389,288 on a fully diluted basis, including 1,203,339 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of September 30, 2023 (Unaudited) and December 31, 2022

(in thousands, except par value and share data)

	September 30,	December 31,
	2023	2022
ASSETS
Land, at cost	$913,056	$980,521
Grain facilities	11,150	11,349
Groundwater	13,044	17,682
Irrigation improvements	44,368	50,097
Drainage improvements	10,590	12,543
Permanent plantings	46,612	50,394
Other	6,781	6,967
Construction in progress	6,234	14,810
Real estate, at cost	1,051,835	1,144,363
Less accumulated depreciation	(36,299)	(38,447)
Total real estate, net	1,015,536	1,105,916
Deposits	26	148
Cash and cash equivalents	6,057	7,654
Assets held for sale	6,295	33
Loans and financing receivables, net	19,881	21,921
Right of use asset	454	325
Deferred offering costs	—	63
Accounts receivable, net	5,615	7,055
Derivative asset	2,133	2,084
Inventory	3,257	2,808
Equity method investments	4,118	4,185
Intangible assets, net	2,040	2,055
Goodwill	2,706	2,706
Prepaid and other assets	579	3,196
TOTAL ASSETS	$1,068,697	$1,160,149

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$420,464	$436,875
Lease liability	454	325
Dividends payable	2,972	3,333
Accrued interest	4,805	4,135
Accrued property taxes	2,639	2,008
Deferred revenue	70	44
Accrued expenses	7,203	9,215
Total liabilities	438,607	455,935

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	101,228	110,210

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 48,338,160 shares issued and outstanding at September 30, 2023, and 54,318,312 shares issued and outstanding at December 31, 2022	469	531
Additional paid in capital	580,453	647,346
Retained earnings	14,834	3,567
Cumulative dividends	(82,978)	(73,964)
Other comprehensive income	3,225	3,306
Non-controlling interests in operating partnership	12,859	13,218
Total equity	528,862	594,004

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,068,697	$1,160,149

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Rental income	$9,432	$9,081	$28,510	$27,823
Tenant reimbursements	705	883	2,574	2,470
Crop sales	814	2,471	1,689	4,316
Other revenue	666	705	3,101	4,778
Total operating revenues	11,617	13,140	35,874	39,387

OPERATING EXPENSES
Depreciation, depletion and amortization	1,904	1,665	5,905	5,076
Property operating expenses	2,099	2,115	6,709	6,128
Cost of goods sold	703	1,673	2,629	4,444
Acquisition and due diligence costs	3	24	17	86
General and administrative expenses	2,651	2,505	8,161	8,613
Legal and accounting	398	407	924	2,479
Impairment of assets	3,840	—	3,840	—
Other operating expenses	4	26	81	65
Total operating expenses	11,602	8,415	28,266	26,891
OPERATING INCOME	15	4,725	7,608	12,496

OTHER (INCOME) EXPENSE:
Other (income) expense	(41)	(366)	23	(380)
(Income) loss from equity method investment	(5)	—	17	(16)
(Gain) loss on disposition of assets	(10,293)	48	(23,179)	(3,948)
Interest expense	6,230	3,891	16,998	11,461
Total other expense	(4,109)	3,573	(6,141)	7,117

Net income before income tax (benefit) expense	4,124	1,152	13,749	5,379

Income tax (benefit) expense	(191)	33	(178)	129

NET INCOME	4,315	1,119	13,927	5,250

Net (income) attributable to non-controlling interests in operating partnership	(105)	(25)	(331)	(135)

Net income attributable to the Company	4,210	1,094	13,596	5,115

Nonforfeitable distributions allocated to unvested restricted shares	(21)	(16)	(64)	(47)
Distributions on Series A Preferred Units	(743)	(728)	(2,228)	(2,408)

Net income available to common stockholders of Farmland Partners Inc.	$3,446	$350	$11,304	$2,660

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.07	$0.01	$0.22	$0.05
Diluted net income available to common stockholders	$0.07	$0.01	$0.22	$0.05
Basic weighted average common shares outstanding	48,432	53,495	51,079	49,908
Diluted weighted average common shares outstanding	48,432	53,495	51,079	49,908
Dividends declared per common share	$0.06	$0.06	$0.18	$0.17

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$4,315	$1,119	$13,927	$5,250
Amortization of other comprehensive income	—	141	198	453
Net change associated with current period hedging activities	(287)	1,207	(279)	2,473
Comprehensive income	4,028	2,467	13,846	8,176
Comprehensive (loss) attributable to non-controlling interests	(105)	(25)	(331)	(135)
Net income attributable to Farmland Partners Inc.	$3,923	$2,442	$13,515	$8,041

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and nine months ended September 30, 2023 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2022	54,318	$531	$647,346	$3,567	$(73,964)	$3,306	$13,218	$594,004
Net income	—	—	—	1,676	—	—	38	1,714
Issuance of stock	5	—	54	—	—	—	—	54
Grant of unvested restricted stock	223	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(3)	—	(36)	—	—	—	—	(36)
Stock-based compensation	—	—	405	—	—	—	—	405
Dividends accrued and paid	—	—	—	(803)	(3,185)	—	(74)	(4,062)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	(383)	—	(383)
Repurchase and cancellation of shares	(1,458)	(15)	(14,577)	—	—	—	—	(14,592)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	17	—	—	—	(17)	—
Balance at March 31, 2023	53,085	$516	$633,209	$4,440	$(77,149)	$2,923	$13,165	$577,104
Net income	—	—	—	7,710	—	—	188	7,898
Issuance of stock	3	—	33	—	—	—	—	33
Stock-based compensation	—	—	473	—	—	—	—	473
Dividends accrued and paid	—	—	—	(782)	(2,929)	—	(75)	(3,786)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	589	—	589
Repurchase and cancellation of shares	(4,137)	(41)	(47,056)	—	—	—	—	(47,097)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	77	—	—	—	(77)	—
Balance at June 30, 2023	48,951	$475	$586,736	$11,368	$(80,078)	$3,512	$13,201	$535,214
Net income	—	—	—	4,210	—	—	105	4,315
Issuance of stock	3	—	34	—	—	—	—	34
Grant of unvested restricted stock	3	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	475	—	—	—	—	475
Dividends accrued and paid	—	—	—	(744)	(2,900)	—	(71)	(3,715)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	(287)	—	(287)
Repurchase and cancellation of shares	(618)	(6)	(6,733)	—	—	—	(433)	(7,172)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(57)	—	—	—	57	—
Balance at September 30, 2023	48,338	$469	$580,453	$14,834	$(82,978)	$3,225	$12,859	$528,862

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and nine months ended September 30, 2022 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076
Net income	—	—	—	1,106	—	—	33	1,139
Issuance of stock	2,913	29	38,264	—	—	—	—	38,293
Grant of unvested restricted stock	147	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(14)	—	(185)	—	—	—	—	(185)
Stock-based compensation	—	—	642	—	—	—	—	642
Dividends accrued and paid	—	—	—	(878)	(2,428)	—	(68)	(3,374)
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	1,107	—	1,107
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(187)	—	—	—	187	—
Balance at March 31, 2022	48,519	$473	$562,717	$(4,511)	$(64,281)	$1,386	$13,914	$509,698
Net income	—	—	—	2,915	—	—	77	2,992
Issuance of stock	4,121	41	60,108	—	—	—	—	60,149
Forfeiture of unvested restricted stock	(7)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(1)	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	—	185	—	—	—	—	185
Dividends accrued and paid	—	—	—	(859)	(3,165)	—	(75)	(4,099)
Conversion of common units to shares of common stock	110	1	1,213	—	—	—	(1,214)	—
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	471	—	471
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(474)	—	—	—	474	—
Balance at June 30, 2022	52,742	$515	$623,748	$(2,455)	$(67,446)	$1,857	$13,176	$569,395
Net income	—	—	—	1,094	—	—	25	1,119
Issuance of stock	1,565	16	22,927	—	—	—	—	22,943
Grant of unvested restricted stock	2	—	—	—	—	—	—	—
Stock-based compensation	—	—	351	—	—	—	—	351
Dividends accrued and paid	—	—	—	(828)	(3,259)	—	(74)	(4,161)
Conversion of common units to shares of common stock	10	—	106	—	—	—	(106)	—
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	1,348	—	1,348
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(133)	—	—	—	133	—
Balance at September 30, 2022	54,319	$531	$646,999	$(2,189)	$(70,705)	$3,205	$13,154	$590,995

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,927	$5,250
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	5,905	5,076
Amortization of deferred financing fees and discounts/premiums on debt	509	272
Amortization of net origination fees related to notes receivable	(16)	(28)
Stock-based compensation	1,353	1,178
Stock-based incentive	—	417
(Gain) on disposition of assets	(23,179)	(3,948)
(Income) loss from equity method investment	17	(16)
Bad debt expense	15	24
Impairment of assets	3,840	—
Amortization of dedesignated interest rate swap	162	417
Loss on early extinguishment of debt	—	162
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	1,425	(1,913)
(Increase) Decrease in interest receivable	(51)	(43)
(Increase) Decrease in other assets	2,384	1,903
(Increase) Decrease in inventory	(450)	(64)
Increase (Decrease) in accrued interest	670	935
Increase (Decrease) in accrued expenses	(2,162)	(2,091)
Increase (Decrease) in deferred revenue	603	124
Increase (Decrease) in accrued property taxes	780	1,101
Net cash and cash equivalents provided by operating activities	5,732	8,756

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(20,010)	(36,943)
Real estate and other improvements	(4,322)	(3,040)
Acquisition of non-real estate assets	—	(75)
Investment in equity method investees	—	(705)
Distributions from equity method investees	50	—
Collections of principal on loans and financing receivables	2,107	1,577
Origination fees on notes receivable	—	60
Issuance of loans and financing receivables	—	(3,500)
Proceeds from sale of property	121,741	16,901
Net cash and cash equivalents provided by (used in) investing activities	99,566	(25,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	77,501	114,000
Repayments on mortgage notes payable	(94,199)	(216,941)
Proceeds from ATM offering	—	121,326
Issuance of stock	121	59
Common stock repurchased	(68,429)	—
Payment of debt issuance costs	(222)	(444)
Payment of swap fees	(291)	(401)
Redemption of Series A preferred units	(8,100)	(10,158)
Redemption of common units	(432)	—
Dividends on common stock	(9,373)	(7,867)
Shares withheld for income taxes on vesting of equity-based compensation	(38)	(186)
Distributions on Series A preferred units	(3,210)	(3,510)
Distributions to non-controlling interests in operating partnership, common	(223)	(211)
Net cash and cash equivalents (used in) financing activities	(106,895)	(4,333)

Net (decrease) in cash and cash equivalents	(1,597)	(21,302)
Cash and cash equivalents, beginning of period	7,654	30,171
Cash and cash equivalents, end of period	$6,057	$8,869

Cash paid during period for interest	$16,631	$10,217
Cash paid during period for taxes	$—	$—

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2023 and 2022

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$2,900	$3,259
Dividend payable, common units	$72	$74
Distributions payable, Series A preferred units	$2,228	$2,408
Additions to real estate improvements included in accrued expenses	$314	$1,053
Swap fees payable included in accrued interest	$36	$36
Prepaid property tax liability acquired in acquisitions	$3	$55
Deferred offering costs amortized through equity in the period	$—	$107
Right-of-use assets obtained in exchange for new operating lease liabilities	$386	$368
Non-cash conversion of notes receivable to real estate	$—	$2,135

See accompanying notes.

Farmland Partners Inc.

Notes to the Unaudited Financial Statements as of September 30, 2023

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2023, FPI owned a 97.6% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“Common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of September 30, 2023, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 12 properties (see “Note 4—Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of September 30, 2023, the Company owned a portfolio of approximately 147,200 acres of farmland, which is consolidated in these financial statements. In addition, as of September 30, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 31,000 acres of farmland (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of September 30, 2023, the TRS performed direct farming operations on 2,108 acres of farmland owned by the Company located in California.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of December 31, 2022 and September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited. The accompanying financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended

December 31, 2022, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2023. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of actual operating results for the entire year ending December 31, 2023.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($157.0 million as of September 30, 2023), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets that management believes could be readily liquidated if necessary to fund any immediate liquidity needs. As of September 30, 2023, we had $420.5 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $1.0 billion. As of September 30, 2023, we had capacity to issue up to $50.5 million of our common stock under our At-the-Market Equity Offering Program (the “ATM Program”). We also have an effective shelf registration statement with approximately $100 million of capacity, in addition to availability on the ATM Program, pursuant to which we could issue additional equity or debt securities. For more information on the ATM Program please see “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Assets Held for Sale

The Company has determined that certain assets meet the criteria of assets held for sale in accordance with ASC Topic 360, “Property, Plant, and Equipment”. These assets are measured at the lower of (i) the carrying value and (ii) the fair value of the assets, less costs to sell. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Effective with the designation of the assets as held for sale, the Company suspended recording depreciation of the assets which resulted in an immaterial decrease in depreciation during the three and nine months ended September 30, 2023.

As of September 30, 2023, the Company had $6.3 million classified as held for sale within the accompanying consolidated balance sheets. The balance includes the value of three properties that were actively marketed for sale. The sale of two of the properties had closed as of the date of this report (see “Note 12—Subsequent Events”) and one is expected to close later in the fourth quarter of 2023. The balance of these properties consists entirely of real estate assets.  For the property that is expected to close later in the fourth quarter of 2023, the Company measured the property at its fair value less expected costs to sell, resulting in an impairment of $3.8 million during the three and nine months ended September 30, 2023. The impairment charge is included in “Impairment of assets” in the Consolidated Statements of Operations. Our estimate of fair value was determined based on the expected proceeds from the sale. For the three and nine months ended September 30, 2023, these properties resulted in an aggregate operating loss of less than $0.1 million and $0.2 million, respectively, prior to impairment. The Company does not expect further losses as a result of the valuation or sale of these properties.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of September 30, 2023 and December 31, 2022. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate.

As of September 30, 2023 and December 31, 2022, inventory consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Harvested crop	$975	$—
Growing crop	2,282	2,808
	$3,257	$2,808

Goodwill and Intangible Assets

During the three and nine months ended September 30, 2023, the Company did not incur any impairment charges related to goodwill.

The Company recorded amortization of customer relationships of less than $0.1 million for each period during the three and nine months ended September 30, 2023 and 2022.

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

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2023 and December 31, 2022, the Company had less than $0.1 million for each period in deferred revenue.

The following sets forth a summary of rental income recognized during the three and nine months ended September 30, 2023 and 2022:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Leases in effect at the beginning of the year	$8,709	$7,008	$27,153	$22,558
Leases entered into during the year	723	2,073	1,357	5,265
	$9,432	$9,081	$28,510	$27,823

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of September 30, 2023, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2023 and each of the next four years and thereafter as of September 30, 2023 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2023 (remaining three months)	$8,842
2024	32,184
2025	20,069
2026	13,313
2027	8,892
Thereafter	35,876
$119,176

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

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. During the three months ended September 30, 2023 and 2022, revenues from the sale of harvested crops recognized were $0.8 million and $2.5 million, respectively. Revenues from the sale of harvested crops recognized for the nine months ended September 30, 2023 and 2022 were $1.7 million and $4.3 million, respectively. The cost of harvested crops sold was $0.7 million and $1.7 million, respectively, during the three months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, the cost of harvested crops sold was $2.6 million and $4.4 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the auction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties and includes them in deferred revenue until they are earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022.

The following table presents other revenue that is disaggregated by revenue source for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Auction and brokerage fees	$46	$401	$550	$1,852
Crop insurance proceeds	—	—	624	1,925
Property management income	234	174	656	497
Other (e.g., interest income)	386	130	1,271	504
	$666	$705	$3,101	$4,778

Note 3—Concentration Risk

Credit Risk

For the three and nine months ended September 30, 2023, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Revenue for the three and nine months ended September 30, 2023 is not necessarily indicative of actual revenue for the entire year ending December 31, 2023. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater revenue in that quarter and for the year. If a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2023 and 2022, and the fixed and variable rent recorded by the Company for the three and nine months ended September 30, 2023 and 2022 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm (2)	2023	2022	2023	2022	2023	2022
Corn Belt	30.9%	29.1%	32.1%	44.7%	43.9%	41.4%
Delta and South	22.9%	20.4%	16.4%	13.4%	14.1%	14.8%
High Plains	16.4%	18.1%	13.7%	9.8%	10.9%	9.3%
Southeast	22.2%	25.1%	22.5%	23.4%	23.0%	23.3%
West Coast	7.6%	7.3%	15.3%	8.7%	8.1%	11.2%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Executive Chairman. The private plane was generally utilized when commercial air travel was not readily available or practical to and from a particular location. The Company paid costs of $0.00 million and $0.02 million during the three months ended September 30, 2023 and 2022, respectively, and $0.02 million and $0.09 million during the nine months ended September 30, 2023 and 2022, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations. In August 2023, due to American Ag Aviation’s planned disposition of its private plane, the Company does not expect to incur any further costs with American Ag Aviation after September 30, 2023.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund. The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas P. Heneghan, one of the Company's independent directors. Mr. Heneghan has an indirect investment in the OZ Fund. As of September 30, 2023 and December 31, 2022, the Company had a 9.97% interest for both periods in the OZ Fund. The aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $4.1 million and $4.2 million as of September 30, 2023 and December 31, 2022, respectively, including aggregate capital contributions of $1.7 million, for both periods, and aggregate distributions of $0.0 million and less than $0.1 million, respectively, from inception of the joint venture through September 30, 2023 and December 31, 2022. The Company’s capital contributions are capped at $20.0 million. Under the terms of the long-term management agreement, the Company earns a quarterly management fee equal to (i) 0.2125% times gross book value per quarter of the gross book value under $50 million and (ii) 0.2000% times gross book value per quarter of the gross book value in excess of $50 million and under $100 million and (iii) 0.1875% times gross book value per quarter of gross book value in excess of $100 million. The Company earned management fees of $0.1 million for each of period during the three months ended September 30, 2023 and 2022 and $0.4 million and $0.3 million during the nine months ended September 30, 2023 and 2022, respectively.

Note 5—Real Estate

During the nine months ended September 30, 2023, the Company completed acquisitions of three properties in the Corn Belt and Delta and South region. Aggregate consideration for these acquisitions totaled $20.0 million. No intangible assets were acquired through this acquisition.

During the nine months ended September 30, 2022, the Company completed twelve acquisitions, consisting of twelve properties in the Corn Belt region. Aggregate consideration for these acquisitions totaled $36.9 million. No intangible assets were acquired through these acquisitions.

During the nine months ended September 30, 2023, the Company completed dispositions of 54 properties in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. The Company received cash consideration for these dispositions totaling $121.7 million and recognized an aggregate gain on sale of $23.2 million.

During the nine months ended September 30, 2022, the Company completed five dispositions consisting of five properties in the Corn Belt, High Plains and Southeast regions. The Company received cash consideration for these dispositions totaling $16.9 million and recognized an aggregate gain on sale of $3.9 million.

During the three and nine months ended September 30, 2023 and 2022, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

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

As of September 30, 2023 and December 31, 2022, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	September 30, 2023	December 31, 2022	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$210	$217	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due semi-annually	—	2,100	8/18/2023
Mortgage Note (3)	Principal due at maturity & interest due quarterly	2,500	2,500	3/3/2025
Total outstanding principal		2,710	4,817
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	5,913	5,894	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	4,498	4,498	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	3,562	3,561	11/17/2037
Financing Receivable, net (4)	Monthly payments in accordance with lease agreement	3,238	3,241	11/17/2037
Total financing receivable		17,211	17,194
Interest receivable (net prepaid interest and points)		52	2
Allowance for credit losses		(92)	(92)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$19,881	$21,921
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The note is secured against farmland properties.
(2)	On August 18, 2021, the Company entered into a loan secured against farmland. The loan was repaid in full in September 2023.
(3)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
(4)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated its credit losses in accordance with ASC 326 to be zero on its loan balances and approximately $0.1 million of allowance for credit losses on its financing receivables as of September 30, 2023 and December 31, 2022. The Company recorded no credit loss expense related to interest receivables during the three and nine months ended September 30, 2023 and 2022, respectively. There were no charge-offs or recoveries for the three and nine months ended September 30, 2023 and 2022. In addition, as of September 30, 2023, all payments under loans and financing receivables have been received in accordance with the agreements.

The following tables detail the allowance for credit losses as of September 30, 2023 and December 31, 2022:

	September 30, 2023
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$2,762	$—	$2,762	—%
Financing Receivables	17,211	(92)	17,119	0.53%
Totals	$19,973	$(92)	$19,881	0.46%

	December 31, 2022
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$4,819	$—	$4,819	—%
Financing Receivables	17,194	(92)	17,102	0.54%
Totals	$22,013	$(92)	$21,921	0.42%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
($ in thousands)	2023	2022
Balance at beginning of year	$(92)	$—
Initial allowance for financing receivables	—	—
Current period change in credit allowance	—	—
Charge-offs	—	—
Recoveries	—	—
Balance at end of year	$(92)	$—

The collateral for the mortgage notes receivable consists of real estate and personal property.

We estimate the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of September 30, 2023 and December 31, 2022, the fair value of the loans and financing receivables was $12.9 million and $19.6 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

 As of September 30, 2023 and December 31, 2022, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	September 30,	Interest Rate	Adjustment	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	2023	Terms	Date	2023	2022	Date	2023
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$13,827	$13,827	April 2025	$19,461
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	11,160	11,160	April 2025	8,258
Farmer Mac Facility	Monthly	6.83%	SOFR + 1.50%	N/A	75,000	75,000	December 2025	93,757
MetLife Term Loan #1	Semi-annual	5.55%	Fixed for 3 years	N/A	72,623	72,623	March 2026	102,346
MetLife Term Loan #4	Semi-annual	5.55%	Fixed for 3 years	March 2026	9,413	9,880	June 2026	16,152
MetLife Term Loan #5	Semi-annual	5.63%	Fixed for 3 years	January 2026	5,179	5,179	January 2027	7,383
MetLife Term Loan #6	Semi-annual	5.55%	Fixed for 3 years	February 2026	21,726	21,726	February 2027	25,711
MetLife Term Loan #7	Semi-annual	5.87%	Fixed for 3 years	June 2026	15,434	15,699	June 2027	29,322
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	3.20%	Fixed for 3 years	May 2024	16,800	16,800	May 2028	33,617
MetLife Term Loan #10	Semi-annual	3.00%	Fixed for 3 years	October 2023 (3)	48,986	48,985	October 2030	99,709
MetLife Term Loan #11	Semi-annual	2.85%	Fixed for 3 years	October 2024	12,750	12,750	October 2031	27,497
MetLife Term Loan #12	Semi-annual	3.11%	Fixed for 3 years	December 2024	14,359	14,359	December 2031	28,941
MetLife Facility	Quarterly	7.35%	SOFR + 2.10%	N/A	—	—	October 2027	112,240
Rabobank (1)	Semi-annual	7.15%	SOFR + 1.81%	March 2024 (2)	45,533	59,500	March 2028	95,610
Rutledge Facility	Quarterly	7.05%	SOFR + 1.80%	April 2024 (2)	16,000	18,000	March 2027	198,104
Total outstanding principal					422,790	439,488		$1,008,150
Debt issuance costs					(2,326)	(2,613)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$420,464	$436,875
(1)	The Company has an interest rate swap agreement with Rabobank for $33.2 million notional of fixed SOFR at 2.114% until March 2026 for a weighted average rate of approximately 4.7% (see “Note 10—Hedge Accounting”). After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 32.3% to 24.4%.
(2)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms.”
(3)	Effective October 1, 2023, MetLife Term Loan #10 was repriced to 6.36%.

Farmer Mac Debt

As of September 30, 2023 and December 31, 2022, the Operating Partnership had approximately $100.0 million, for each period, in aggregate principal amount outstanding under the bond purchase agreement entered into in October 2022 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), and $0.0 million, for each period, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bear fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR + 1.50% on drawn amounts and an unused commitment fee of 0.20%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum leverage ratio of not more than 60%. The Company was in compliance with all applicable covenants at September 30, 2023. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Term Debt

As of September 30, 2023 and December 31, 2022, the Company had $261.3 million and $262.0 million in aggregate principal amount outstanding, respectively, under the credit agreements between certain of the Company’s subsidiaries and Metropolitan Life Insurance Company (“MetLife” and collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a $75.0 million credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to SOFR plus 210 basis points. As of September 30, 2023, no amounts had been borrowed and all $75.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in October 2022 (the “MetLife Facility”). As of September 30, 2023, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of September 30, 2023 and December 31, 2022, the Company and the Operating Partnership had $45.5 million and $59.5 million in aggregate principal amount outstanding, respectively, under the Rabobank mortgage note. The Company was in compliance with all covenants under the Rabobank mortgage note as of September 30, 2023.

Rutledge Facility

As of September 30, 2023 and December 31, 2022, the Company and the Operating Partnership had $16.0 million and $18.0 million in aggregate principal amount, respectively, outstanding under a credit agreement with Rutledge Investment Company (“Rutledge”) referred to herein as the Rutledge Facility. In February 2023, the total facility size was decreased from $112 million to $109 million. In September 2023, in connection with the disposition of certain properties that served as collateral for the Rutledge Facility, the facility size was decreased from $109 million to $98 million. As of September 30, 2023, $82.0 million remained available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

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

LIBOR

On July 1, 2023, the Rabobank Mortgage Note, the Company’s only remaining indebtedness with a maturity date beyond 2023 that had exposure to LIBOR, was converted to a SOFR-based instrument. Accordingly, as of September 30, 2023, the Company did not have any indebtedness with a maturity date beyond 2023 that has exposure to LIBOR.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.7 million and $1.2 million as of September 30, 2023 and December 31, 2022, respectively.

Aggregate Maturities

As of September 30, 2023, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2023 (remaining three months)	$—
2024	2,100
2025	102,087
2026	84,136
2027	60,439
Thereafter	174,028
$422,790

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of September 30, 2023 and December 31, 2022, the fair value of the mortgage notes payable was $391.9 million and $405.0 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

Office Leases

The Company has five leases in place for office space with payments ranging between $750 and $13,711 per month and lease terms expiring between November 2024 and November 2025. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 3.35% to 6.47%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. During the three months ended September 30, 2023 and 2022, our total lease cost was $0.07 million and $0.06 million, respectively. Our total lease cost for the nine months ended September 30, 2023 and 2022 was $0.20 million and $0.17 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2023 (remaining three months)	$34
2024	247
2025	205
2026	—
2027	—
Thereafter	—
Total lease payments	486
Less: imputed interest	(32)
Lease liability	$454

Litigation

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. While Sabrepoint’s appeal to the Texas Supreme Court will cause additional delay, the Company remains confident that it will ultimately be permitted to proceed with its claims against Sabrepoint.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of September 30, 2023, the Company had an approximate aggregate net book value of $5.1 million related to assets with unexercised repurchase options, and $15.8 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina, for which the Company has received non-refundable payments totaling $3.4 million as of September 30, 2023. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company made safe harbor contributions of less than $0.1 million and $0.1 million, respectively, during the nine months ended September 30, 2023 and 2022.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of September 30, 2023 and December 31, 2022, FPI owned 97.6% of the outstanding interests, for each period, in the Operating Partnership, and the remaining 2.4% interests are held in the form of Common units and comprise non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the nine months ended September 30, 2023, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million. During the year ended December 31, 2022, the Company issued 120,000 shares of common stock upon the redemption of 120,000 Common units that had been tendered for redemption. There were approximately 1.2 million outstanding Common units eligible to be tendered for redemption as of both September 30, 2023 and December 31, 2022.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in a decrease and an increase to the non-controlling interest in the Operating Partnership by less than $(0.1) million and $0.8 million during the nine months ended September 30, 2023 and 2022, respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. 99,000 Series A preferred units were outstanding as of September 30, 2023. Total liquidation value of such preferred units as of September 30, 2023 and December 31, 2022 was $101.2 million and $110.2 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the nine months ended September 30, 2023 and 2022:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2021	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	2,408
Redemption of Series A preferred units	(10)	(10,000)
Balance at September 30, 2022	107	$109,408

Balance at December 31, 2022	107	$110,210
Distribution paid to non-controlling interest	—	(3,210)
Accrued distributions to non-controlling interest	—	2,228
Redemption of Series A preferred units	(8)	(8,000)
Balance at September 30, 2023	99	$101,228

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the nine months ended September 30, 2023 and 2022:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2023	October 24, 2022	January 2, 2023	January 17, 2023	$0.0600
	February 21, 2023	April 3, 2023	April 17, 2023	$0.0600
	May 3, 2023	July 3, 2023	July 17, 2023	$0.0600
				$0.1800

2022	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500
	February 22, 2022	April 1, 2022	April 15, 2022	$0.0500
	May 2, 2022	July 1, 2022	July 15, 2022	$0.0600
				$0.1600

Additionally, in connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company had accrued $2.2 million in distributions payable as of September 30, 2023. The distributions are payable annually in arrears on January 15 of each year.

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

During the nine months ended September 30, 2023, the Company repurchased 6,213,405 shares of its common stock at a weighted average price of $11.00 per share. As of September 30, 2023, the Company had approximately $47.0 million of capacity remaining under the stock repurchase plan. In addition, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of September 30, 2023, there were 0.4 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of September 30, 2023 and 2022 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2021	297	$8.87
Granted	149	11.78
Vested	(173)	8.17
Forfeited	(8)	11.32
Unvested at September 30, 2022	265	$10.86

Unvested at December 31, 2022	260	$10.88
Granted	226	10.92
Vested	(132)	10.21
Forfeited	(1)	12.22
Unvested at September 30, 2023	353	$11.16

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $0.5 million and $0.4 million, for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation and incentive expense related to restricted stock awards of $1.4 million and $1.6 million, respectively. The Company recognized $0.0 million and $0.0 million during the three months ended September 30, 2023 and 2022 and $0.0 million and $0.4 million during the nine months ended September 30, 2023 and 2022, respectively, related to stock-based incentive expense in connection with the November 2021 acquisition of Murray Wise Associates, LLC, which are included in the amounts above. As of September 30, 2023 and December 31, 2022, there were $2.8 million and $1.7 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.9 years.

At-the-Market Offering Program (the “ATM Program”)

On May 6, 2022, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). During the nine months ended September 30, 2023, the Company sold no shares under the ATM Program and the program had a remaining capacity of $50.5 million in shares of common stock available for issuance.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred less than $0.1 million in offering costs during each of three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had $0.00 million and $0.06 million, respectively, in deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income attributable to Farmland Partners Inc.	$4,210	$1,094	$13,596	$5,115
Less: Nonforfeitable distributions allocated to unvested restricted shares	(21)	(16)	(64)	(47)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(743)	(728)	(2,228)	(2,408)
Net income attributable to common stockholders	$3,446	$350	$11,304	$2,660

Denominator:
Weighted-average number of common shares - basic	48,432	53,495	51,079	49,908
Conversion of preferred units (1)	—	—	—	—
Unvested restricted shares (1)	—	—	—	—
Redeemable non-controlling interest (1)	—	—	—	—
Weighted-average number of common shares - diluted	48,432	53,495	51,079	49,908

Income per share attributable to common stockholders - basic	$0.07	$0.01	$0.22	$0.05
Income per share attributable to common stockholders - diluted	$0.07	$0.01	$0.22	$0.05
(1)	Anti-dilutive for the three and nine months ended September 30, 2023 and 2022.

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

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis if they are dilutive. For the three and nine months ended September 30, 2022, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the nine months ended September 30, 2023 and 2022, diluted weighted average common shares do not include the impact of 0.4 million and 0.3 million unvested compensation-related shares as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.2 million and 1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023	December 31, 2022
Shares	47,985	54,058
Common Units	1,203	1,237
Unvested Restricted Stock Awards	353	260
	49,541	55,555

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of September 30, 2023 and December 31, 2022, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). During the three months ended September 30, 2023 and 2022, amortization was $0.0 million and $0.1 million, respectively. Amortization for the nine months ended September 30, 2023 and 2022 was $0.2 million and $0.5 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during each of the three months ended September 30, 2023 and 2022 were $0.1 million. Termination fees paid during each of the nine months ended September 30, 2023 and 2022 were $0.3 million.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective as of September 30, 2023.

As of September 30, 2023, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$2,133

The effect of derivative instruments on the consolidated statements of operations for the periods ended September 30, 2023 and 2022 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The amount of noncash gain (loss) recognized in net income was ($0.2) million and $1.3 million during the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the amount of noncash gain recognized in net income was $2.1 million and $2.0 million, respectively. The net change associated with current period hedging transactions was ($0.3) million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and ($0.3) million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.0 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2023. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Beginning accumulated derivative instrument gain or loss	$3,306	$279
Net change associated with current period hedging transactions	(279)	2,433
Amortization of frozen AOCI on de-designated hedge	198	594
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$3,225	$3,306

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the nine months ended
($ in thousands)	September 30, 2023	September 30, 2022
United States	$(2,715)	$2,359
International	—	—
Total	$(2,715)	$2,359

The federal and state income tax provision (benefit) is summarized as follows:

	For the nine months ended
($ in thousands)	September 30, 2023	September 30, 2022
Current:
Federal	$(144)	$116
State	(41)	—
Other	—	—
Total Current Tax (Benefit) Expense	$(185)	$116
Deferred:
Federal	7	13
Total Tax (Benefit) Expense	$(178)	$129

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of September 30, 2023 and December 31, 2022 are as follows:

($ in thousands)	September 30, 2023	December 31, 2022
Deferred tax assets:
Net operating loss	$1,936	$434
Realized capital losses	78	76
Deferred Revenue	11	—
Total deferred tax assets	2,025	510
Deferred tax liabilities:
Fixed assets	$(20)	$(18)
Intangible Assets	(124)	(32)
Total deferred tax liabilities	$(144)	$(50)
Valuation Allowance	(1,909)	(480)
Net deferred taxes	$(28)	$(20)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period.  Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $1.4 million during the nine months ended September 30, 2023. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

Net operating losses and tax credit carryforwards as of September 30, 2023 are as follows:

($ in thousands)	September 30, 2023	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$7,513	Does not expire
Net operating losses, state	$5,243	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	September 30, 2023	December 31, 2022
Statutory Rate	21.00%	21.00%
State Tax	13.68%	3.43%
Valuation Allowance	(28.14)%	(18.13)%
Total	6.54%	6.30%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On October 24, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on January 16, 2024 to stockholders and unitholders of record as of January 2, 2024.

Share Repurchase Program

Subsequent to September 30, 2023, the Company repurchased an additional 152,211 shares of its common stock at a weighted average price of $10.28 per share.

Real Estate Dispositions

Subsequent to September 30, 2023, the Company completed two farm dispositions in the High Plains region for $2.6 million in aggregate consideration. These properties were classified as held for sale as of September 30, 2023.

Borrowings on Credit Facilities

Subsequent to September 30, 2023, the Company made borrowings of $2.0 million against the Company’s lines of credit.

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

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of September 30, 2023, we owned farms with an aggregate of approximately 147,200 acres in Alabama, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Texas, and Virginia. In addition, as of September 30, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 31,000 acres, including farms in Iowa. As of September 30, 2023, approximately 70% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% was used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2023, FPI owned 97.6% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of September 30, 2023:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt (2)	45,373	22,027	67,400
Delta and South	33,700	1,489	35,189
High Plains	24,137	1,380	25,517
Southeast	32,752	6,107	38,859
West Coast	11,248	—	11,248
	147,210	31,003	178,213
(1)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Michigan, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi and Oklahoma. High Plains includes farms located in Colorado, Kansas, western Nebraska and Texas. Southeast includes farms located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

We intend to continue acquiring additional farmland that we believe provides opportunities for risk-adjusted investment returns consistent with our primary strategic objective. We also intend to continue to selectively dispose of assets when we believe we can redeploy the proceeds from such sales in a manner that enhances stockholder returns. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of September 30, 2023, the TRS directly operated 2,108 acres of farmland located in California.

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

Despite advances in income, according to “The State of Food Security and Nutrition in the World 2023,” a report by the UN FAO, 2.4 billion people were facing food insecurity in 2022. The ongoing war in Ukraine has disrupted supply chains and affected the prices of grain, fertilizer, and energy, further stressing food supplies for developing countries that are dependent on food imports.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of September 30, 2023, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2023 (remaining three months)	16,857	11.5%	$14,343	32.0%
2024	39,990	27.1%	11,749	26.2%
2025	30,603	20.8%	6,276	14.0%
2026	21,935	14.9%	3,748	8.4%
2027	19,439	13.2%	5,466	12.2%
Thereafter	18,386	12.5%	3,245	7.2%
	147,210	100.0%	$44,827	100.0%

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

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yield trends in corn and soybeans have been steadily increasing over the last thirty years. After yields for the 2022/2023 marketing year (September 2022 to August 2023) decreased slightly for both corn and soybeans compared to the previous year, the U.S. Department of Agriculture projects yields to be flat for the 2023/2024 marketing year (September 2023 to August 2024). Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent significantly simplifies the administrative requirements for the landlord and the tenant, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it directly operates.

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

As of September 30, 2023, $261.3 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt). A total of $174.1 million of such debt was subject to rate resets in 2023, and $125.1 million had been reset as of September 30, 2023. The remainder was reset effective October 1, 2023.

At September 30, 2023, $136.5 million, or 32.3%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure. After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased to 24.4%. Assuming no increase in the level of our variable rate debt spreads, if SOFR increased by 1.0%, our cash flow would decrease by approximately $1.0 million per year, and if SOFR decreased by 1.0%, our cash flow would increase approximately $1.0 million per year.

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

According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States are China, Canada, and Mexico. Exports to China for fiscal year 2022 (October 2021 to September 2022) were a record of $36.4 billion, up 9% from 2021. Exports to Canada were $28.6 billion, up 18% from 2021. Exports to Mexico were $28.0 billion, up 17% from 2021. Exports to China for fiscal year 2023 are forecast to decrease to $33 billion, exports to Mexico are expected to increase to $28.5 billion, and exports to Canada are expected to decrease to $27.8 billion.

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

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

	For the three months ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
OPERATING REVENUES:
Rental income	$9,432	$9,081	$351	3.9%
Tenant reimbursements	705	883	(178)	(20.2)%
Crop sales	814	2,471	(1,657)	(67.1)%
Other revenue	666	705	(39)	(5.5)%
Total operating revenues	11,617	13,140	(1,523)	(11.6)%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,904	1,665	239	14.4%
Property operating expenses	2,099	2,115	(16)	(0.8)%
Cost of goods sold	703	1,673	(970)	(58.0)%
Acquisition and due diligence costs	3	24	(21)	(87.5)%
General and administrative expenses	2,651	2,505	146	5.8%
Legal and accounting	398	407	(9)	(2.2)%
Impairment of assets	3,840	—	3,840	NM
Other operating expenses	4	26	(22)	(84.6)%
Total operating expenses	11,602	8,415	3,187	37.9%
OPERATING INCOME	15	4,725	(4,710)	(99.7)%

OTHER (INCOME) EXPENSE:
Other (income)	(41)	(366)	325	(88.8)%
(Income) loss from equity method investment	(5)	—	(5)	NM
(Gain) loss on disposition of assets	(10,293)	48	(10,341)	NM
Interest expense	6,230	3,891	2,339	60.1%
Total other expense	(4,109)	3,573	(7,682)	NM

Net income before income tax (benefit) expense	4,124	1,152	2,972	258.0%

Income tax (benefit) expense	(191)	33	(224)	NM

NET INCOME	$4,315	$1,119	$3,196	285.6%

NM=Not Meaningful

Our net income for the three months ended September 30, 2023 was affected partially by acquisitions and dispositions that occurred since the quarter ended September 30, 2022, as well as lower crop sales and cost of goods sold, higher interest expense and the impairment of a property classified as held for sale.

Rental income increased $0.4 million, or 3.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 resulting primarily from increased fixed farm rent and variable rent on row crops, partially offset by lower solar and recreational rent.

Revenues recognized from tenant reimbursement of property taxes decreased $0.2 million, or 20.2%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was the result of asset dispositions.

Crop sales totaled $0.8 million for the three months ended September 30, 2023 compared to $2.5 million for the three months ended September 30, 2022. This decrease was the result of a lower volume of crop sold on citrus farms and the conversion of blueberry farms from direct operations to third party leases in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Other revenue remained relatively flat at $0.7 million for the three months ended September 30, 2023 and 2022.

Depreciation, depletion and amortization increased $0.2 million, or 14.4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was driven by non-recurring adjustments in the third quarter of 2023 and more depreciable assets placed into service partially offset by asset dispositions and more assets becoming fully depreciated.

Property operating expenses remained relatively flat at $2.1 million for the three months ended September 30, 2023 and 2022.

Cost of goods sold totaled $0.7 million for the three months ended September 30, 2023 compared to $1.7 million for the three months ended September 30, 2022. This decrease was the result of lower costs of citrus and the conversion of blueberry farms from direct operations to third party leases in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Acquisition and due diligence costs were negligible during the three months ended September 30, 2023 and remained relatively consistent compared to the three months ended September 30, 2022.

General and administrative expenses increased $0.1 million, or 5.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily driven by higher compensation expense partially offset by lower travel expense.

Legal and accounting expenses remained relatively flat at $0.4 million for the three months ended September 30, 2023 and 2022.

Impairment of assets increased $3.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was the result of a property classified as held for sale that was written down to its estimated fair value less costs to sell (see “Note 1—Organization and Significant Accounting Policies—Assets Held For Sale” to the accompanying consolidated financial statements).

Other operating expenses were negligible during the three months ended September 30, 2023 and remained relatively consistent compared to the three months ended September 30, 2022.

Other income decreased $0.3 million, or 88.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease is primarily due to proceeds from a property insurance claim received during the three months ended September 30, 2022, due to weather-related damage.

(Income) loss from equity method investment was negligible during the three months ended September 30, 2023 and remained relatively consistent compared to the three months ended September 30, 2022.

(Gain) loss on disposition of assets changed from a loss on disposition of assets of less than $0.1 million for the three months ended September 30, 20222 to a gain on disposition of assets of $10.3 million for the three months ended primarily due the appreciation of farmland value on properties sold relative to book value as well as greater property dispositions in 2023 as compared to 2022.

Interest expense increased $2.3 million, or 60.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was the result of an increase in interest rates and a higher outstanding balance of debt.

Income tax expense decreased $0.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease is due to tax adjustments of prior period estimates.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

	For the nine months ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
OPERATING REVENUES:
Rental income	$28,510	$27,823	$687	2.5%
Tenant reimbursements	2,574	2,470	104	4.2%
Crop sales	1,689	4,316	(2,627)	(60.9)%
Other revenue	3,101	4,778	(1,677)	(35.1)%
Total operating revenues	35,874	39,387	(3,513)	(8.9)%

OPERATING EXPENSES
Depreciation, depletion and amortization	5,905	5,076	829	16.3%
Property operating expenses	6,709	6,128	581	9.5%
Cost of goods sold	2,629	4,444	(1,815)	(40.8)%
Acquisition and due diligence costs	17	86	(69)	(80.2)%
General and administrative expenses	8,161	8,613	(452)	(5.2)%
Legal and accounting	924	2,479	(1,555)	(62.7)%
Impairment of assets	3,840	—	3,840	NM
Other operating expenses	81	65	16	24.6%
Total operating expenses	28,266	26,891	1,375	5.1%
OPERATING INCOME	7,608	12,496	(4,888)	(39.1)%

OTHER (INCOME) EXPENSE:
Other (income) expense	23	(380)	403	NM
(Income) loss from equity method investment	17	(16)	33	NM
(Gain) on disposition of assets	(23,179)	(3,948)	(19,231)	487.1%
Interest expense	16,998	11,461	5,537	48.3%
Total other expense	(6,141)	7,117	(13,258)	NM

Net income before income tax (benefit) expense	13,749	5,379	8,370	155.6%

Income tax (benefit) expense	(178)	129	(307)	NM

NET INCOME	$13,927	$5,250	$8,677	165.3%

NM=Not Meaningful

Our net income for the nine months ended September 30, 2023 was affected partially by acquisitions and dispositions that occurred since the quarter ended September 30, 2022, as well as lower crop sales, cost of goods sold, auction and brokerage revenue, and legal and accounting expense, higher interest expense and the impairment of a property classified as held for sale.

Rental income increased $0.7 million, or 2.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulting primarily from increased fixed farm rent and solar rent, partially offset by lower variable rent on citrus, grapes, tree nuts and row crops.

Revenues recognized from tenant reimbursement of property taxes remained relatively flat at $2.6 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Crop sales decreased $2.6 million, or 60.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was the result of a lower volume of crop sold on citrus farms and the conversion of blueberry farms from direct operations to third party leases.

Other revenue decreased $1.7 million, or 35.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily due to a decrease of $1.3 million in crop insurance proceeds, $1.3 million in auction and brokerage income partially offset by an increase of $0.9 million in management fees and interest income.

Depreciation, depletion and amortization increased $0.8 million, or 16.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was driven by non-recurring adjustments in the second and third quarters of 2023 and more depreciable assets placed into service partially offset by asset dispositions and more assets becoming fully depreciated.

Property operating expenses increased $0.6 million, or 9.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulting from higher tax, insurance, and cost sharing on a West Coast farm partially offset by lower utilities expense.

Cost of goods sold decreased $1.8 million, or 40.8%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was the result of a lower volume of crop sold on citrus farms and the conversion of blueberry farms from direct operations to third party leases partially offset by an increase in walnuts in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Acquisition and due diligence costs remained relatively flat at $0.0 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expenses decreased $0.5 million, or 5.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by lower stock-based and incentive compensation as well as lower travel expense partially offset by higher payroll costs.

Legal and accounting expenses decreased $1.6 million, or 62.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due primarily to the successful defense and termination of the stockholder class action litigation that was pending against the Company from July 2018 until dismissal of the litigation by a federal judge on April 6, 2022.

Impairment of assets increased $3.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was the result of a property classified as held for sale that was written down to its estimated fair value less costs to sell (see “Note 1—Organization and Significant Accounting Policies—Assets Held For Sale” to the accompanying consolidated financial statements).

Other operating expenses remained relatively flat at $0.1 million for the nine months ended September 30, 2023 and 2022.

Other (income) expense changed from other income of $0.4 million for the three months ended September 30, 2022 to other expense of less than $0.1 million for the three months ended September 30, 2023. This decrease is primarily due to proceeds from a property insurance claim received during the nine months ended September 30, 2022, due to weather-related damage partially offset by loss on early extinguishment of debt during the nine months ended September 30, 2022.

(Income) loss from equity method investment was negligible during the nine months ended September 30, 2023 and remained relatively consistent compared to the nine months ended September 30, 2022.

Gain on disposition of assets increased $19.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due the appreciation of farmland value on properties sold relative to book value as well as greater property dispositions in 2023 as compared to 2022.

Interest expense increased $5.5 million, or 48.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was the result of an increase in interest rates partially offset by a lower average balance on outstanding debt.

Income tax expense decreased $0.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 This decrease is due to tax adjustments of prior period estimates.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

High levels of inflation have prompted the Federal Reserve to increase interest rates which has resulted in, and may continue to result in, increased interest expense. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($157.0 million in availability as of September 30, 2023), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company.

On May 6, 2022, we entered into equity distribution agreements under which we may issue and sell from time to time, through sales agents, shares of our common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. The Company may increase the size of the ATM Program in the future. During the three and nine months ended September 30, 2023, the Company sold no shares under the ATM Program. As of September 30, 2023, we had $50.5 million in shares of common stock available for issuance under the ATM Program.

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

During the nine months ended September 30, 2023, the Company repurchased 6,213,405 shares of its common stock at a weighted average price per share of $11.00. We currently have authority to repurchase up to an aggregate of $47.0 million in additional shares of our common stock. In addition, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of September 30, 2023, refer to “Note 7—Mortgage Notes, Line of Credit and Bonds Payable” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
(in thousands)	2023	2022
Net cash and cash equivalents provided by operating activities	$5,732	$8,756
Net cash and cash equivalents provided by (used in) investing activities	$99,566	$(25,725)
Net cash and cash equivalents (used in) financing activities	$(106,895)	$(4,333)

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

As of September 30, 2023, we had $6.1 million of cash and cash equivalents compared to $8.9 million at September 30, 2022.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities decreased by $3.0 million primarily as a result of the following:

●	Receipt of $28.7 million in fixed rents, $1.9 million in variable rent and $2.0 million in tenant reimbursements for the nine months ended September 30, 2023 as compared to the receipt of $25.0 million in fixed rents, $2.1 million in variable rents, and $0.5 million in tenant reimbursements in the nine months ended September 30, 2022;
●	A change in depreciation, depletion and amortization of $5.9 million for the nine months ended September 30, 2023 compared to $5.1 million for the nine months ended September 30, 2022;
●	Gain on disposition of assets during the nine months ended September 30, 2023 of $23.2 million as compared to $3.9 million during the nine months ended September 30, 2022; and
●	A change in accounts receivable of $1.4 million for the nine months ended September 30, 2023 compared to $(1.9) million for the nine months ended September 30, 2022.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by (used in) investing activities increased by $125.3 million primarily as a result of the following:

●	Property acquisitions during the nine months ended September 30, 2023 of $20.0 million as compared to $36.9 million during the nine months ended September 30, 2022;
●	Property dispositions during the nine months ended September 30, 2023 for cash consideration of $121.7 million as compared to $16.9 million during the nine months ended September 30, 2022;
●	An increase of $1.3 million in real estate improvements as compared to the nine months ended September 30, 2022;
●	Investment in equity method investees during the nine months ended September 30, 2023 of $0.0 million as compared to $0.7 million during the nine months ended September 30, 2022;
●	Collections on notes receivable under the FPI Loan Program and financing receivables of $2.1 million during the nine months ended September 30, 2023 as compared to $1.6 million during the nine months ended September 30, 2022; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $0.0 million during the nine months ended September 30, 2023 as compared to $3.5 million during the nine months ended September 30, 2022.

Cash Flows from Financing Activities

Net cash and cash equivalents used in financing activities increased by $102.6 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the nine months ended September 30, 2023 of $77.5 million as compared to $114.0 million during the nine months ended September 30, 2022;
●	Repayments on mortgage notes payable during the nine months ended September 30, 2023 of $94.2 million as compared to $216.9 million during the nine months ended September 30, 2022;
●	Net proceeds from the ATM Program during the nine months ended September 30, 2023 of $0.0 million as compared to $121.3 million during the nine months ended September 30, 2022;

●	Common stock repurchases during the nine months ended September 30, 2023 of $68.4 million as compared to $0.0 million during the nine months ended September 30, 2022;
●	Redemption of Series A preferred units during the nine months ended September 30, 2023 of $8.1 million as compared to $10.2 million during the nine months ended September 30, 2022; and
●	Dividends on common stock during the nine months ended September 30, 2023 of $9.4 million as compared to $7.9 million during the nine months ended September 30, 2022.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or Nareit. Nareit defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation, depletion and amortization (excluding amortization of deferred financing costs), impairment write-downs of depreciated property, and adjustments for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management presents FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating properties, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance. The Company incurred an immaterial amount of acquisition and due diligence costs during the three and nine months ended September 30, 2023 and 2022. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Net income	$4,315	$1,119	$13,927	$5,250
(Gain) loss on disposition of assets	(10,293)	48	(23,179)	(3,948)
Depreciation, depletion and amortization	1,904	1,665	5,905	5,076
Impairment of assets	3,840	—	3,840	—
FFO	$(234)	$2,832	$493	$6,378

Stock-based compensation and incentive	509	351	1,474	1,595
Deferred impact of interest rate swap terminations	—	19	198	113
Real estate related acquisition and due diligence costs	3	24	17	86
Distributions on Preferred units and stock	(743)	(728)	(2,228)	(2,408)
AFFO	$(465)	$2,498	$(46)	$5,764

AFFO per diluted weighted average share data:

AFFO weighted average common shares	49,997	55,000	52,652	51,563

Net income available to common stockholders of Farmland Partners Inc.	$0.07	$0.01	$0.22	$0.05
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.01	0.01	0.05	0.06
Depreciation, depletion and amortization	0.04	0.03	0.11	0.10
Impairment of assets	0.08	0.00	0.07	0.00
Stock-based compensation and incentive	0.01	0.01	0.03	0.03
(Gain) on disposition of assets	(0.21)	0.00	(0.44)	(0.08)
Distributions on Preferred units and stock	(0.01)	(0.01)	(0.04)	(0.05)
AFFO per diluted weighted average share	$(0.01)	$0.05	$0.00	$0.11

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Basic weighted average shares outstanding	48,432	53,495	51,079	49,908
Weighted average OP units on an as-if converted basis	1,212	1,239	1,229	1,347
Weighted average unvested restricted stock	353	266	344	308
AFFO weighted average common shares	49,997	55,000	52,652	51,563

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income	$4,315	$1,119	$13,927	$5,250
Interest expense	6,230	3,891	16,998	11,461
Income tax (benefit) expense	(191)	33	(178)	129
Depreciation, depletion and amortization	1,904	1,665	5,905	5,076
Impairment of assets	3,840	—	3,840	—
(Gain) loss on disposition of assets	(10,293)	48	(23,179)	(3,948)
EBITDAre	$5,805	$6,756	$17,313	$17,968

Stock-based compensation and incentive	509	351	1,474	1,595
Real estate related acquisition and due diligence costs	3	24	17	86
Adjusted EBITDAre	$6,317	$7,131	$18,804	$19,649

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business strategies, the primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure will be SOFR. We may use fixed interest rate financing to manage our exposure to fluctuations in interest rates. On a limited basis, we also use derivative financial instruments to manage interest rate risk. We do not use such derivatives for trading or other speculative purposes.

At September 30, 2023, $136.5 million, or 32.3%, of our debt had variable interest rates however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure. After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 32.3% to 24.4%. Assuming no increase in the level of our variable rate debt spreads, if SOFR increased by 1.0%, our cash flow would decrease by approximately $1.0 million per year, and if SOFR decreased by 1.0%, our cash flow would increase approximately $1.0 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of September 30, 2023, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of September 30, 2023, there were no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, the Company’s Board of Directors approved a $75.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $88.0 million as of such date. As of September 30, 2023, we had $47.0 million of capacity remaining under the program.

Issuer Purchases of Equity Securities

Our purchases of equity securities during the three months ended September 30, 2023, including repurchases under the share repurchase program are presented in the following table.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2023 - July 31, 2023	117	$12.22	—	$—	117	$52,340
August 1, 2023 - August 31, 2023	—	—	—	—	—	52,340
September 1, 2023 - September 30, 2023	501	10.58	—	—	501	47,027
Total	618	$10.89	—	$—	618

⁽¹⁾  The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees.

Subsequent to September 30, 2023, the Company repurchased an additional 152,211 shares of common stock at a weighted average price of $10.28.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Rule 10b5-1 Plan Adoptions and Modifications

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: October 26, 2023	/s/ Luca Fabbri
Luca Fabbri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2023	/s/ James Gilligan
James Gilligan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)