Form 10-K
period 2023-12-31
Farmland Partners Inc.
filed 2024-02-29
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $536,808,999 based on the closing sales price of $12.21 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 23, 2024, the registrant had 48,028,438 shares of common stock (49,231,777 on a fully diluted basis, including 1,203,339 Common Units of limited partnership interests in the registrant’s Operating Partnership) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2023.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases and other transactions affecting our capitalization, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing war in Ukraine and the conflict in the Middle East and their impact on our tenants’ businesses and the farm economy generally, changes in trade policies in the United States and other countries who import U.S. agricultural products, high inflation and increasing interest rates, the onset of an economic recession in the United States and other countries that impact the farm economy, extreme weather events, such as droughts, tornadoes, hurricanes or floods, the impact of future public health crises on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by law.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The following is an overview of the most significant risks to which we are exposed in the normal course of our business and which are discussed more fully in “Item 1A. Risk Factors” herein. These risks include, but are not limited to, the following:

•	Our business is dependent in part upon the profitability of our tenants' farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

•	We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues, and restrict our ability to pay distributions to our stockholders.

•	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

•	Increases in benchmark interest rates will increase our borrowing costs, which will negatively impact our financial condition, results of operations, growth prospects and ability to make distributions to stockholders.

•	Increases in interest rates will increase our tenants’ borrowing costs and may make it more difficult for them to obtain credit.

•	Global economic conditions, including inflation, supply chain disruptions and trade policies affecting imports and exports, could adversely affect our and our tenants’ operations.

•	Approximately 70% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

•	Our farms are exposed to the possibility of extreme weather events, such as droughts, tornadoes, hurricanes and floods, which could damage the farmland and equipment, adversely affect crop yields and the ability of farmers to pay rent to us or adversely impact the financing of such properties.

•	Investments in farmland used for permanent/specialty crops have a different risk profile than farmland used for annual row crops.

•	Our failure to continue to identify and consummate suitable acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which could materially and adversely affect our results of operations and cash available for distribution to our stockholders.

•	We do not intend to continuously monitor and evaluate tenant credit quality, and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position.

•	Our short-term leases make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

•	We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional properties, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

•	Laws in certain states where we own property prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

•	We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

•	We may be required to permit the owners of certain third-party access rights on our properties to enter and occupy parts of the properties, including owners of mineral rights and power generation and transportation infrastructure, which could materially and adversely impact the rental value of our properties.

•	We have previously been subject to, and may in the future be subject to, litigation or threatened litigation, which may require us to pay damages and expenses or restrict the operation of our business.

•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

•	Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which may delay, defer or prevent a transaction that our stockholders believe to be in their best interests.

•	Our Board of Directors may change our strategies, policies and procedures without stockholder approval.

•	Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

•	Failure to maintain qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

•	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier than we wish.

•	We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

•	We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2023, FPI owned a 97.6% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI.

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of December 31, 2023, we owned farms with an aggregate of approximately 132,800 acres in Arkansas, California, Colorado, Florida, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina and Texas. In addition, as of December 31, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 38,300 acres, including farms in Iowa (see “Note 4—Related Party Transactions”). As of December 31, 2023, the Operating Partnership owned a 9.97% equity interest in Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), an unconsolidated equity method investment, that holds 12 properties (see “Note 1, Convertible Notes Receivable”). As of December 31, 2023, approximately 70% of our owned portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% was used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, we offer a loan program (the “FPI Loan Program”) pursuant to which we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), is a taxable REIT subsidiary that was formed to provide volume purchasing services to the Company’s tenants and to directly operate farms under certain circumstances. As of December 31, 2023, the TRS performed direct farming operations on 2,103 acres of permanent crop farmland owned by the Company located in California.

FPI strategically seeks opportunities to promote environmentally friendly usage of our farmland. We have long-term lease arrangements on certain farm properties pursuant to which operators engage in solar and wind energy production.

As of December 31, 2023, 15 of our farms, which collectively comprised approximately 10,150 acres, had leases for operational or under-construction renewable energy production, and 16 of our farms, which collectively comprise approximately 12,875 acres, had options for potential future solar or wind development and operating lease. Refer to “–Sustainability” for more information.

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

Full Year 2023 Highlights

During 2023:

●	Net income increased 164.9% from $12.0 million for the year ended December 31, 2022 to $31.7 million for the year ended December 31, 2023;
●	Adjusted Funds from Operation ("AFFO") decreased 48.4% from $15.8 million for the year ended December 31, 2022 to $8.1 million for the year ended December 31, 2023;
●	We completed dispositions consisting of 74 properties in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. We received $195.5 million in aggregate consideration, including $11.8 million in seller financing, and recognized an aggregate gain on sale of $36.1 million;
●	We completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $22.2 million;
●	We repurchased 6,551,087 shares of our common stock at a weighted average price of $11.00 per share;
●	Total indebtedness decreased $76.4 million from $439.5 million at December 31, 2022 to $363.1 million at December 31, 2023;
●	We increased liquidity to $206.6 million as of December 31, 2023, compared to $176.7 million as of December 31, 2022; and
●	We renewed fixed cash farm leases expiring in 2023 at average rent increases of approximately 20%.

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

Primary Crops

The most widely grown crop in the United States is corn, at approximately 93 million acres. The uses of corn projected for the 2023/2024 marketing year (September 2023 to August 2024) are as follows: animal feed and residual products (34%); ethanol and its animal feed byproducts known as distillers’ dried grains with solubles or DDGS (32%); exports (13%); other sugars, starches, cereals, seeds (8%); and ending stocks or inventory (13%).

The second most widely grown crop in the United States is soybeans, at approximately 83 million acres. The uses of soybeans projected for the 2023/2024 marketing year (September 2023 to August 2024) are as follows: crushings (52%); exports (39%); seed and residual (3%); and ending stocks or inventory (6%). The process of crushing soybean produces soybean oil, soybean meal, hulls and waste. Soybean meal is used as animal feed both domestically and in the export market. Soybean oil is used for food, biofuel, and is exported.

The third most widely grown crop in the United States is wheat, at approximately 51 million acres. The uses of wheat projected for the 2023/2024 marketing year (June 2023 to May 2024) are as follows: food (38%); exports (29%); seed, feed and residual (7%); and ending stocks or inventory (26%).

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

U.S. Farmland Property

We believe that the United States offers farmland investors exposure to financial benefits driven by the fundamentals of agricultural production and farmland appreciation without many of the risks that come with farmland investments in many other countries. In the United States, the farmland market is relatively liquid and there is virtually no land title risk. As an asset class, United States farmland has lower leverage compared to other real estate sectors. According to the United States Department of Agriculture (“USDA”) forecast data from February 2024, real estate debt on farms is $377 billion, compared to a real estate value of $3.6 trillion, representing a 10% debt-to-equity ratio. The United States has the largest, lowest-cost grain transportation infrastructure in the world, leaving more margin to the grain producer and landowner. Moreover, the United States is one of the largest domestic markets for primary crops, which are typically priced in U.S. dollars. Lastly, we believe that in most major U.S. agricultural markets, multiple quality farm-operator tenants compete for farmland lease opportunities.

We may consider investing in farmland in other countries, such as Canada, Australia or New Zealand, that, like the United States, offer virtually no land title risk, a sophisticated farm-operator tenant environment and attractive rental rates.

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

Tenants

We believe the areas where we own and intend to acquire farmland are characterized by a competitive farm-operator tenant environment, with multiple experienced farm operators seeking to expand their operations by leasing additional farmland. Farmers have long rented land to increase operations without having to invest the capital required to own the land. USDA data shows that rented land as a percentage of total farmland acres has been in the 35% to 45% range since the 1920s.

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

Family-Owned Properties

According to America’s Farms and Ranches at a Glance 2023 Edition, a USDA report, family farms accounted for approximately 97% of the total farms in the United States. As shown below, small family farms represent the greatest number of farms and amount of land, while large-scale family farms represent the greatest value of production.

Farm Category	Annual Gross Farm Cash Income	Number of Farms	Percent of Farms	Percent of Land Area	Value of Production
Small Family Farms	Less than $350,000	1,756,441	88.1%	46.5%	18.7%
Midsize Family Farms	Less than $1,000,000	115,595	5.8%	21.4%	19.1%
Large-Scale Family Farms	Greater than $1,000,000	67,936	3.4%	24.8%	51.8%
Nonfamily Farms		54,450	2.7%	7.3%	10.4%
Total		1,994,422	100.0%	100.0%	100.0%

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

of properties we own. Occasionally we may acquire farmland at prices that more than compensate us for any potential reduction in water availability, which, in the future, may result in a shift to different crops or production systems.

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

Asset Management for Third Parties

We believe that our existing systems and personnel are well suited to source, conduct due diligence evaluations with respect to, close and manage farmland on behalf of third parties at little or no additional cost to us, generating fee income without capital investment. As of December 31, 2023, we managed approximately 38,300 acres on behalf of third parties.

Brokerage and Auction Services

The acquisition of Murray Wise Associates, LLC (“MWA”) in November 2021 also added brokerage and auction business activities for clients seeking to sell farmland. This increases our breadth of activities in the farmland sector, while adding additional sources of revenue and market insight.

Seasonality

We recognize rental revenue from fixed-rate leases on a pro rata basis over the non-cancellable term of the lease in accordance with accounting principles generally accepted in the United States (“GAAP”). Notwithstanding GAAP accounting requirements to spread rental revenue over the lease term, a significant portion of fixed rent is received in a lump sum before planting season, generally in the first quarter, and after harvest, in the fourth quarter or in the following year. We receive a significant portion of our variable rental payments following harvest in the fourth quarter of each year, with only a portion of such payments being recognized ratably through the year in accordance with GAAP, in relation to crop insurance contracts entered into by our tenants. The highly seasonal nature of the agriculture industry causes seasonality in our business to some extent, with revenue in the first and fourth quarter tending to be meaningfully higher than revenue in the second and third quarters. Our financial performance should be evaluated on an annual basis, which eliminates impacts of seasonality and other similar factors that may cause our quarterly results to vary during the course of the year.

Our Properties

As of December 31, 2023, we owned farms with an aggregate of approximately 132,800 acres in Arkansas, California, Colorado, Florida, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina and Texas. In addition, as of December 31, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 38,300 acres, including farms in Iowa (see “Note 4—Related Party Transactions”). During the year ended December 31, 2023, the Company completed dispositions, consisting of 74 properties, in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. We received $195.5 million in aggregate consideration, including $11.8 million in seller financing, and recognized an aggregate gain on sale of $36.1 million. Also, during the year ended December 31, 2023, the Company completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $22.2 million. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” for more information about our portfolio. The distribution of farms owned by regions is as follows:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt (2)	44,527	22,027	66,554
Delta and South	26,427	8,763	35,190
High Plains	21,831	1,380	23,211
Southeast	28,825	6,107	34,932
West Coast	11,189	—	11,189
	132,799	38,277	171,076
(1)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi and Oklahoma. High Plains includes farms located in Colorado, Kansas and Texas. Southeast includes farms located in Florida, North Carolina and South Carolina. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

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

Insurance

The Company maintains comprehensive property and casualty and general liability insurance through its relationship with a national insurance brokerage firm with extensive agricultural experience. The Company’s workers’ compensation is provided through a professional employee organization, and the Company maintains liability insurance covering its directors and officers. Certain other insurance programs are maintained as required by contract or deemed necessary by our management team, including crop insurance for farms operated by the Company. Under the terms and conditions of the leases on our current properties, tenants are generally required, at their expense, to obtain and keep in full force during the term of the lease liability insurance and to name us an additional insured party. To the extent required, tenants also maintain workers’ compensation policies for their businesses. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. The terms of leases that include variable rent payments generally require the tenant to carry crop insurance protecting against crop failures and/or crop price declines.

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

Sustainability

We believe a strong commitment to multi-faceted sustainability supports our business model and promotes environmental stewardship. Our sustainability policy is founded on the principle of helping feed the world, especially people in poverty, with the least negative environmental impact possible. Sustainability is considered a high priority topic at all levels of our organization, with a commitment formulated by the Board of Directors and senior management team.

Social Impact, Human Rights, and Company Culture

Utilizing land for farming creates a more sustainable future for all by affordably feeding the world’s growing population and supplying food products that support better nutrition. Moreover, we act as a channel to bring capital, and therefore economic activity, to rural communities throughout the United States, supporting farming as a livelihood as it has been for thousands of years. We support the United Nations’ Universal Declaration of Human Rights and are committed to ensuring that human rights are respected throughout our extended community of employees, tenants and suppliers. We require our tenants to comply with all applicable labor and environmental regulations. We foster a company culture based on open communication and professional growth, and support employees engaged with non-profit organizations.

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

Renewable energy generation (wind and solar) is a component of our business model of growing importance. As of December 31, 2023, we leased acres to support 3 solar energy operational projects across 11 farms and 2 wind energy projects across 4 farms, which have the capacity to generate approximately 214 and 30 megawatts of renewable energy, respectively. We own 16 additional farms which have options for future solar projects. We expect to continue to take advantage of opportunities to place solar panels and windmills on farmland owned by FPI.

We place significant emphasis on the support of biodiversity and wildlife. Our portfolio supports biodiversity through the enrollment of acres, in partnership with our tenants, in the U.S. Department of Agriculture’s Conservation Reserve Program (CRP). In exchange for a yearly rental payment, CRP participants agree to remove less-productive land from agricultural production and re-establish native vegetation to improve water quality, prevent erosion, and protect wildlife habitat. We also agreed in 2021 to sell Ducks Unlimited (“DU”) approximately 1,268 acres of farmland in a three-part conservation transaction to support habitat restoration and protection in Virginia. The multi-year, staged sale concluded in November 2023 and was designed to provide DU maximum flexibility to secure capital for the project. Many more of our farms provide habitat for waterfowl and other wildlife.

Competition

Competition to acquire farmland can come from many different sources. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, other farmland REITs, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against for investment capital to be deployed in farmland could include agricultural investment firms such as Westchester Agriculture Asset Management (a TIAA company), Manulife Investment Management, International Farming Corporation, Ceres Partners, Gladstone Land Corporation, UBS Agrivest, AgIS Capital, Homestead Capital, and Goldcrest Farm Trust Advisors. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.

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

At December 31, 2023, we had 26 employees, 25 of which are full time. None of our employees are a member of a labor union.

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

As of December 31, 2023, we had approximately $363.1 million of outstanding indebtedness excluding debt issuance costs, most of which is secured by mortgages on our farms. We intend to incur additional debt in connection with refinancing of existing indebtedness, future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In addition, we have sold farms in order to repay indebtedness in the past and may do so in the future. Such dispositions may come at inopportune times or on disadvantageous terms, which could result in losses.

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

As of December 31, 2023, we had approximately $363.1 million of outstanding mortgage indebtedness excluding debt issuance costs. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Our debt financing agreements restrict our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments.

Our existing debt financing agreements contain, and other debt financing agreements we may enter into in the future may contain customary negative covenants and other financial and operating covenants that, among other things:

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

Beginning in 2022, the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) has undertaken a significant tightening of monetary policy, which has increased borrowing costs (through the resulting increase in interest rates) and decreased credit availability. The Federal Reserve has maintained elevated benchmark interest rates during 2022 and 2023 to help curb inflation, and although the Federal Reserve may reduce benchmark interest rates in 2024, there are no assurances that interest rates will be reduced on the anticipated timeline, and interest rates remain high. Future periods of rising interest rates could increase our borrowing costs on our existing floating-rate indebtedness as well as on any future fixed or floating rate indebtedness used to refinance existing indebtedness or to acquire new properties. As of December 31, 2023, $136.0 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt), of which $43.9 million was subject to interest rates that will be reset in 2024. As of December 31, 2023, the weighted average interest rate of the indebtedness subject to interest rate resets in 2024 was 3.07%, which we expect to increase significantly if benchmark interest rate levels remain constant as we expect them to during the course of 2024 (for more information on rate resets see “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable”). Increases in borrowing costs could reduce our income and cash flow and materially and adversely impact our results of operations, financial condition and our ability to make distributions to our stockholders.

Increases in interest rates will increase our tenants’ borrowing costs and make it more difficult for them to obtain credit and may cause land prices to decline.

Increasing interest rates result in higher borrowing costs for farmers and may make it more difficult for farm operators to obtain indebtedness to fund their operations, which could have an adverse impact on our tenants’ ability to make rental payments to us. Higher interest rates also tend to decrease U.S. and world economic growth, thus decreasing the demand for certain agricultural commodities.

All of these consequences could reduce farm income. If increases in interest rates are not accompanied by higher levels of farm income, this could lead to a reduction in our tenants’ profitability, which could have a material adverse effect on our business or results of operations, financial condition, and ability to make distributions to our stockholders.

We have issued Series A preferred units that may be converted to Common units on or after February 10, 2026, which Common units would be immediately redeemable, for cash or shares of common stock at the Company’s option. The conversion of such Series A preferred units and potential redemption of the converted Common units for shares of common stock could have an immediate dilutive effect on the ownership interests of our common stockholders.

On or after February 10, 2026 (the “Conversion Right Date”), holders of the Series A preferred units have the right to convert each Series A preferred unit into a number of Common units equal to (i) the $1,000 liquidation preference plus all accrued and unpaid distributions, divided by (ii) the volume-weighted average price per share of the Company’s common stock for the 20 trading days immediately preceding the applicable conversion date. All Common units received upon conversion may be immediately tendered for redemption for cash or, at the Company’s option, for shares of common stock on a one-for-one basis, subject to the terms and conditions set forth in the Partnership Agreement. Prior to the Conversion Right Date, the Series A preferred units may not be tendered for redemption by the Holder. To the extent the Series A preferred units are converted to Common units and such Common units are redeemed for shares of common stock, our existing common stockholders would experience an immediate, and potentially significant, dilutive effect on their ownership interest in the Company, which could cause the market price of our common stock to be materially adversely affected.

Global economic conditions, including inflation and supply chain disruptions, could adversely affect our and our tenants’ operations.

General global economic downturns and macroeconomic trends, including heightened inflation, volatility in the capital markets, interest rate and currency rate fluctuations, the war in Ukraine and the ongoing conflict in the Middle East, changes in trade policies among nations that import and/or export agricultural products and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our tenants’ crops and exacerbate some of the other risks that affect our business, financial condition and results of operations. In addition, during 2022 and 2023 the Federal Reserve repeatedly raised interest rates in response to concerns about inflation. Interest rate increases or other government actions taken to reduce inflation could also result in an economic recession.

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

By value, approximately 70% of our portfolio is used for primary crops, such as corn, soybeans, wheat, rice and cotton. As a result, any development or situation that adversely affects the value of properties generally, or the prices of corn, soybeans, wheat, rice or cotton, could have a more significant adverse impact on us than if our portfolio had less exposure to primary crops, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

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

Our ability to expand through farmland acquisitions is important to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We compete for the acquisition of farmland and real estate assets related to farming with many other entities engaged in agricultural and real estate investment activities, including individual and family operators of farming businesses, corporate agriculture companies, financial institutions, institutional pension funds, public REITs, other real estate companies, private equity funds and other private real estate investors. These competitors may prevent us from acquiring desirable properties or may cause an increase in the price we must pay for such properties. Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties, our profitability may decrease, and you may experience a lower return on your investment. Our failure to identify and consummate suitable acquisitions would significantly impede our growth, which would adversely affect our results of operations and cash available for distribution to our stockholders.

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

Certain of our leases do not require the full payment of rent in cash in advance of the planting season, which subjects us to credit risk exposure to our farm-operator tenants and the risks associated with farming operations, such as weather, commodity price fluctuations and other factors. We also are exposed to these risks with respect to leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. Because we do not monitor and evaluate the credit risk exposure related to farm-operator tenants on an ongoing basis, we are subject to the risk that our tenants, particularly those that may depend on leverage to finance their operations, could be susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations, including meeting their obligations to us under their leases. As a result, we may not become aware of a tenant's financial distress until the tenant fails to make payments to us when due, which may significantly reduce the amount of time we have to evict the tenant and re-lease the farmland to a new tenant before the start of the spring planting season, and in the event of a tenant bankruptcy we may not be able to terminate the lease. If we are unable to re-lease the farmland on a timely basis, it could have a material adverse effect on our revenues.

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

We are subject to tenant credit risk. Our tenants, particularly those that may depend on leverage, could be susceptible to defaults under their leases or bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations. Certain of our tenants have defaulted on their lease payments, and we have been forced to pursue alternative arrangements with those tenants in order to recover amounts due under the leases. In the future, we may be forced to enter into similar alternative arrangements or pursue litigation in order to collect payments from tenants who are unable make their lease payments as they come due. We can provide no assurances that we will be able to collect the full amount due under a particular lease if we are forced to pursue alternative payment arrangements or litigation with any of our tenants.

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

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2023, we owned 320 acres of farmland in Kansas, 815 acres in Missouri and 2,114 acres in Oklahoma, and our ownership of those farms may be challenged under Kansas, Missouri or Oklahoma law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

Our farms are subject to adverse weather conditions, seasonal variability, crop disease and other contaminants, natural disasters and other natural conditions, including the effects of climate change and water availability, which may adversely affect the amount of variable rent or income from direct operations and/or our tenants' ability to pay fixed or variable rent and thereby have a material adverse effect on our results of operations, financial condition, and our ability to make distributions to stockholders.

Crops are vulnerable to adverse weather conditions, including windstorms, tornados, floods, drought and temperature extremes, which are common but difficult to predict, and may occur with higher frequency or be even less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop yield and quality. Seasonal factors, including supply and consumer demand, may also have an effect on the value of crops grown by our tenants. In extreme cases, entire harvests may be lost in some geographic areas.

In addition, crops are vulnerable to disease and pests. Damages to tenants’ crops may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. The costs to control these infestations vary depending on the severity of the damage and the extent of the plantings affected. These infestations can increase the costs and decrease the revenues of our tenants. Tenants may also incur losses from product recalls, fines or litigation due to other contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such product recalls, fines or litigation as well as their impact upon our tenants.

We are particularly susceptible to adverse weather conditions (such as windstorms, tornados, floods, drought, hail and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions in California, Illinois, North Carolina, Colorado and Arkansas, which generate a significant portion of our revenues.

While many of our leases are on a fixed-rent basis that does not change based on the success of the farming operations, we also utilize variable-rent leases pursuant to which the amount of the rent depends on crop yields and prices in regions where such arrangements are prevalent. Adverse weather conditions, seasonal variability, crop disease, pests and contaminants, natural disasters and other natural conditions, including the effects of climate change, could adversely affect the value of production on properties. This could impact our variable rent proceeds and our tenants' ability to continue to meet their obligations to us. This could have a material adverse effect on the value of our properties, our results of operations, financial condition, and our ability to make distributions to our stockholders.

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

The impacts of trade disputes and geopolitical conflicts, such as the ongoing war in Ukraine and in the Middle East, could adversely affect the profitability of our tenants’ farming operations, which could have a material adverse effect on our results of operations, financial condition, ability to make distributions to our stockholders and the value of our properties.

The potential for trade disputes between the United States and its primary agricultural trade partners has increased in recent years. This impacts the volatility of the market prices of certain crops that our tenants grow on our properties. There can be no assurances as to the impact of any change in trade policy on market prices of crops.

Similarly, our and our tenants’ operations are subject to risks stemming from geopolitical conflicts, such as the ongoing war in Ukraine and the conflict in the Middle East. Food prices were at near record highs before the beginning of the war in Ukraine and have increased as a result of the war. U.S. farmers have seen increased profitability as a result of rising prices. However, we can provide no assurances that this increased profitability is sustainable in light of inflationary pressures on farming costs, rising interest rates and other economic factors or that such increase will result in commensurate increases in rental rates.

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

Our future success depends to a significant extent on the continued service and coordination of our senior management team. We can provide no assurances that any of our key personnel will continue their employment with us. In particular, the loss of the services of Mr. Paul A. Pittman, our Executive Chairman of the Board of Directors, or Mr. Luca Fabbri, our President, Chief Executive Officer and a member of our Board of Directors, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

Our ability to realize the anticipated benefits of our ownership interest in the OZ Fund, our long-term management agreement with the OZ Fund, the acquisition of MWA and the asset management platform within MWA depends, in part, on our ability to successfully manage the business and operations of OZ Fund and MWA client properties. Following the consummation of the long-term management agreement with the OZ Fund and the acquisition of MWA, the number of acres of third-party farmland under our management increased significantly. If we fail to operate these business lines successfully, we may suffer losses.

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

Under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for borrowers’ working capital requirements and operational farming activities, farming infrastructure projects, and for other farming and agricultural real estate related purposes. As of December 31, 2023, we have made loans to twelve distinct borrowers with original principal amounts totaling $36.7 million. These loans consist of: 15 loan agreements which were originally secured by senior first-lien mortgage loans secured against farmland; one loan is secured by a second mortgage secured against farmland and a personal guaranty; three loan agreements which were originally secured by working capital assets of the borrower; and one loan agreement which was originally secured by equipment of the borrower. As of December 31, 2023, the remaining loan balances total $13.9 million (representing 1% of our total assets as of December 31, 2023), of which $13.4 million were secured by senior first-lien mortgages and $0.5 million was secured by a second mortgage. We intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland or farmland-related property securing the loan or the maintenance of any equipment, or other assets securing the loan. The success of the farmland or farm-related property may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, crops, or equipment, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

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

We have previously been subject to, and may be subject in the future, to litigation or threatened litigation, including claims relating to the actions of our tenants, claims brought by stockholders, and otherwise in the ordinary course of business. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to pay damages or expenses, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of pending claims against the Company or of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common and preferred stock. For more information about our resolved and ongoing legal proceedings see “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

We may incur significant unrecoverable costs if we are not successful in connection with the litigation we have filed against Sabrepoint.

As described in further detail in “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K, on July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) seeking relief for Sabrepoint’s alleged role in a “short and distort scheme” to profit from an artificial decline in the Company’s stock price stemming from an article posted on Seeking Alpha, which contained numerous false statements about the Company. On December 17, 2021, the Company's claims against Sabrepoint were dismissed by the court , which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the

Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023, and on February 16, 2024, the Texas Supreme Court requested a briefing on the merits. The petition is now fully briefed and pending a decision from the court. For more information see “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K. We may not be successful in this litigation, in which case we would have incurred significant costs and expenses. Even if we are successful, there can be no assurance that we will be able to recover damages. To the extent that any such adverse effects exceed any benefits we may realize from pursuing this litigation, our business, prospects, financial condition and results of operations may suffer materially.

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

For more information on cybersecurity, see “Item 1C. Cybersecurity Disclosure.”

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

We are subject to risks associated with public health crises, such as pandemics and epidemics which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

We are subject to risks associated with public health crises, such as pandemics and epidemics. Our rental revenue and operating results depend significantly on the ability of our tenants to meet their rent and other obligations to us. If the impacts of a future public health crisis continue for an extended period of time, we expect that certain tenants may experience financial distress, which could result in late payments, requests for rental relief, business closures, rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

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

To the extent public health crises adversely affect our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described herein.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

As of December 31, 2023, we owned approximately 97.6% of the outstanding Common units in our Operating Partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of the share price of our common stock, relative to market interest rates. If market interest rates continue to stay elevated or increase further, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock is driven partly by the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and also from the current market value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock and such effects could be significant.

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

●	actual or anticipated variations in our quarterly results of operations or dividends;
●	changes in our funds from operations or earnings estimates;
●	changes in government regulations or policies affecting our business or the farming business;
●	publication of research reports about us or the real estate or farming industries;
●	sustained decreases in agricultural commodity and crop prices;
●	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;
●	changes in market valuations of similar companies;
●	adverse market reaction to any additional debt we incur in the future;
●	additions or departures of key management personnel;
●	actions by institutional stockholders;
●	speculation in the press or investment community;
●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	our underlying asset value;
●	investor confidence in the stock and bond markets generally;
●	changes in tax laws;
●	future equity issuances;
●	failure to meet earnings estimates;
●	failure to meet and maintain REIT qualifications and requirements;
●	low trading volume of our common stock; and
●	general market and economic conditions, including conditions that are outside of our control, such as the impact of public health and safety concerns.

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

As of December 31, 2023, approximately 48.0 million shares of our common stock were outstanding. In addition, as of December 31, 2023, other than the Common units held by us, approximately 1.2 million Common units in our Operating Partnership were outstanding, 1.2 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 1.2 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company assesses cybersecurity risk and exposure on an ongoing basis and implements tools that are commensurate with the risks that the Company faces. In light of the Company’s relatively small size and personnel, it relies heavily on reputable third-party vendors to mitigate key cybersecurity risks and exposures. While the nature of the Company’s business and the data it processes inherently limit the Company’s exposure to cybersecurity risk, the Company has implemented and maintains controls, policies, procedures and safeguards to maintain and protect confidential information as well as the integrity, continuous operation, redundancy and security of all information technology systems and data used in connection with the Company’s business. The Company generally approaches cybersecurity threats through a comprehensive approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information that we collect and store to use in our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, clients and business partners; and (v) providing appropriate public disclosure of cybersecurity risks and incidents when required.

Risk Management and Strategy

Consistent with overall risk management policies and practices, the Company’s cybersecurity program focuses on the following areas:

●	Vigilance: The Company employs tools to identify, prevent and mitigate cybersecurity threats and respond to cybersecurity incidents in accordance with our internal cybersecurity policies and controls.
●	Systems Safeguards: The Company and its third party vendors deploy systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis.
●	Third-Party Risk Management: The Company ensures that all third party vendors that process or have access to sensitive information have appropriate cybersecurity risk controls in place.
●	Training: The Company communicates regularly with employees to increase awareness around phishing and spoofing attempts and other cybersecurity schemes. Employees are encouraged to report suspicious emails or incidents to the General Counsel or the President and Chief Executive Officer.
●	Incident Response Policies: The Company has established and maintains incident response policies that address the Company’s response to a cybersecurity incident.
●	Communication, Coordination and Disclosure: The Company promotes awareness and surveillance over cybersecurity risk at all levels of the organization, including staff, senior management and the Board.

Governance

The Board oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board receives presentations on cybersecurity issues and developments as needed. The Board also will receive prompt and timely information regarding any cybersecurity incident that meets established reporting materiality thresholds, as well as ongoing updates regarding such incident until it has been addressed. The Company evaluates the materiality of a cybersecurity incident based on the overall impact of the event, which depends on a number of factors including, but not limited to, the financial impact of the incident and the type of information involved. At least once each year, the Board discusses the Company’s approach to cybersecurity risk management with the Company’s President and Chief Executive Officer and General Counsel.

The Company’s President and Chief Executive Officer, Luca Fabbri, is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program and incident reporting, in partnership with other business leaders across the Company. In the event there is a material cybersecurity breach or incident, Mr. Fabbri works in coordination with the Company’s General Counsel, Christine Garrison, to assess and respond, including by reporting this incident to the Board and/or applicable regulatory authorities, as necessary or required. Mr. Fabbri has a high level of exposure to cybersecurity oversight through his current and previous work in the technology sector. Mr. Fabbri has served in various roles in information technology and information security for over 30 years, including serving as a consultant with Elk Creek Ventures Inc. from 2003 to 2012, through which he provided consulting services in technology, and serving as co-founder and vice president of engineering of Co3 Systems Inc., an enterprise software company in the cybersecurity space that is now part of IBM, from 2010 to 2011. Mr. Fabbri also co-founded a software company called HomeSphere, for which he served as senior vice president and chief financial officer from 2000 to 2002, and currently serves on the board of directors of Basil Systems Inc., a healthcare software company. Mr. Fabbri, Ms. Garrison and the Company’s Chief Financial Officer each hold degrees in their respective fields, and each have over 15 years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats.

Mr. Fabbri, in coordination with the Board, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. Mr. Fabbri and Ms. Garrison monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to the Board and applicable regulatory authorities when appropriate.

The Company has in the past experienced cyberattacks on its computer networks and, although none to date have been material, the Company expects that additional cyberattacks will occur in the future. Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. Properties

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3. Legal Proceedings

For information regarding legal proceedings as of December 31, 2023, see “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

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

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Farmland Partners Inc.	100.00	153.84	203.17	283.83	301.19	313.12
S&P 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
Dow Jones Equity All REIT Index	100.00	128.74	122.57	173.07	129.79	144.46

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

Stockholder Information

As of February 23, 2024, there were approximately 53 direct holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 23, 2024, there were approximately 11 holders (other than our Company) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis. As of February 23, 2024, there were five holders of our Series A preferred units.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, our Board of Directors approved a $75.0 million increase resulting in total availability under the share repurchase program of approximately $88.0 million as of such date. On

November 1, 2023, our Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. Our repurchase activity for the three months ended December 31, 2023 under the share repurchase program is presented in the following table. As of December 31, 2023, we had $83.3 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
October 1, 2023 - October 31, 2023	152	$10.28	—	$—	152	$45,459
November 1, 2023 - November 30, 2023	186	11.72	—	—	185	83,283
December 1, 2023 - December 31, 2023	—	—	—	—	—	83,283
Total	338	$11.07	—	$—	337

⁽¹⁾  The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees.

Subsequent to December 31, 2023, we did not repurchase any shares of common or preferred stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report on Form 10-K.

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of December 31, 2023, we owned farms with an aggregate of approximately 132,800 acres in Arkansas, California, Colorado, Florida, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina and Texas. In addition, as of December 31, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 38,300 acres, including farms in Iowa. As of December 31, 2023, approximately 70% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% was used to produce specialty crops, such as almonds, citrus, blueberries, and vegetables. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of December 31, 2023, FPI owned 97.6% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

Recent Developments

2023 Dispositions

During 2023, we completed dispositions consisting of 74 properties in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. We received $195.5 million in aggregate consideration, including $11.8 million in seller financing, and recognized an aggregate gain on sale of $36.1 million. In connection with the foregoing seller-financed transactions, we deferred an additional net gain on sale of $2.1 million.  The deferred gain will be recognized at such time as we consider collection of the seller-financed portion of the sale price to be probable under applicable accounting standards.

Share Repurchases

During the year ended December 31, 2023, we repurchased 6,551,087 shares of our common stock at a weighted average price of $11.00 per share. As of December 31, 2023, the Company had approximately $83.3 million of capacity remaining under the stock repurchase plan. In addition, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million.

Deleveraging and Maintained Liquidity Position

During the year ended December 31, 2023, we reduced our overall indebtedness by $76.4 million, largely with proceeds from the asset dispositions described above, resulting in an increase in liquidity.

As of December 31, 2023, we had access to liquidity of $206.6 million, consisting of $5.5 million in cash and $201.1 million in undrawn availability under our credit facilities with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), Metropolitan Life Insurance Company (“MetLife”), and Rutledge Investment Company (“Rutledge”) compared to cash of $7.7 million and $169.0 million in undrawn availability under our credit facilities as of December 31, 2022. For more information on our deleveraging efforts and liquidity please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Lease Renewals

During the year ended December 31, 2023, we renewed fixed cash farm leases expiring in 2023 at average rent increases of approximately 20%.

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

Inflation and Interest Rates

Most of our farming leases have lease terms of three years for row crops and up to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses are borne largely by our tenants under the terms of their leases. We believe that inflationary increases in farmer profitability will continue to impact lease renegotiations upon renewals, as we have seen in the most recent renewal cycle in late 2023. Furthermore, high levels of inflation have prompted the Board of Governors of the Federal Reserve to increase the Federal Reserve’s discount rate, which has led to a significant increase in market short- and long-term interest rates since the beginning of 2022. This increase in rates has significantly increased the cost of our floating rate debt and has also significantly increased the cost of certain of our MetLife debt with interest rates that have been reset since the beginning of 2022. The Federal Reserve may continue this policy of maintaining elevated rates, which would further increase interest expense for many businesses, including the Company.

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

Food Demand

We expect that global demand for food, driven primarily by significant increases in the gross domestic product (“GDP”) per capita and global population, will continue to be the key driver of farmland values. We expect that global demand for most crops will continue to keep pace with global population growth. We also believe that growth in global GDP per capita, particularly in developing nations, will contribute significantly to increasing demand for primary crops. As global GDP per capita increases, the composition of daily caloric intake is expected to shift away from the direct consumption of primary crops toward more fruits, vegetables and animal-based proteins, which is expected to result in increased demand for primary crops as feed for livestock. We believe that once individuals increase consumption of higher quality food, they will strongly resist returning to their former dietary habits, resulting in greater inelasticity in the demand for food. We anticipate these factors will lead to either higher crop prices and/or higher yields and, therefore, higher rental rates on our farmland, as well as sustained growth in farmland values over the long term.

In addition, global demand for corn and soybeans as inputs in the production of biofuels such as ethanol and soy-based diesel also could impact the prices of corn and soybeans, which, in the long term, could impact our rental revenues and our results of operations. However, we believe that growth in GDP per capita and global population will be more significant drivers of global demand for primary crops over the long term.

Despite advances in income, according to “The State of Food Security and Nutrition in the World 2023,” a report by the UN FAO, 2.4 billion people were facing moderate to severe food insecurity in 2022. The ongoing war in Ukraine has disrupted supply chains and affected the prices of grain, fertilizer, and energy, further stressing food supplies for developing countries that are dependent on food imports.

Farmland Supply

According to the World Bank Group arable land per capita has decreased by approximately 50% from 1961 to 2021, further exacerbated by international conflicts, such as the ongoing war in Ukraine. Typically, additions to cropland are in areas of marginal productivity, while cropland loss, driven by urban development, tends to affect primarily highly productive areas. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of arable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, and improvements in soil health, chemical nutrients and pest control. On the other hand, we expect the shortage of water in many irrigated growing regions in the United States and around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity on those acres.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021, 2022 and 2023, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases renegotiated under the robust market conditions experienced in 2021, 2022, and 2023 reflected significant rent increases. While the pace of appreciation and transaction volume slowed in 2023, these metrics remain strong relative to long-term trends.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of December 31, 2023, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2024	38,961	29.3%	$12,017	36.1%
2025	28,066	21.1%	7,124	21.4%
2026	32,625	24.6%	6,432	19.3%
2027	19,519	14.7%	4,751	14.3%
2028	143	0.1%	59	0.2%
Thereafter	13,485	10.2%	2,888	8.7%
	132,799	100.0%	$33,271	100.0%

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

We incur costs associated with running a public company, including, among others, costs associated with our personnel, Board of Directors, compliance, legal and accounting, due diligence and acquisitions (including, among others, travel expenses and consulting fees). Inflation in personnel costs, which is impacting many United States businesses, is also likely to impact our expenses.

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

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yield trends in corn and soybeans have been steadily increasing over the last thirty years. After yields for the 2022/2023 marketing year (September 2022 to August 2023) decreased slightly for both corn and soybeans compared to the previous year, the U.S. Department of Agriculture projects yields to increase slightly for the 2023/2024 marketing year (September 2023 to August 2024). Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent significantly simplifies the administrative requirements for the landlord and the tenant, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it directly operates.

Crop prices are affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases can create a significant risk of price volatility. Changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts, such as the war in Ukraine, or civil unrest also impact crop prices.

Interest Rates

The Federal Reserve has engaged in a series of significant increases in the discount rate, which is the rate the Federal Reserve charges member banks for overnight funds. These increases affect all borrowing rates, and for variable rate debt and debt with rates that reset periodically, such increases have a direct and relatively immediate impact.

As of December 31, 2023, $136.0 million of our outstanding indebtedness was subject to interest rates that reset before maturity (excluding our floating rate debt), of which $43.9 million was subject to interest rates that will be reset in 2024. As of December 31, 2023, the weighted average interest rate of the indebtedness subject to interest rate resets in 2024 was 3.07%.

At December 31, 2023, $80.5 million, or 22.2%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure to $47.3 million. After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased to 13.0%. Assuming no increase in the level of our variable rate debt spreads, if SOFR increased by 1.0%, our cash flow would decrease by approximately $0.5 million per year, and if SOFR decreased by 1.0%, our cash flow would increase approximately $0.5 million per year.

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

International Trade

After a 33% decrease in exports of corn for the 2022/2023 marketing year (September 2022 to August 2023), the USDA estimates corn exports will be up 26% for the 2023/2024 marketing year (September 2023 to August 2024). After a 7% decrease in exports of soybeans for the 2022/2023 marketing year, the USDA estimates soybean exports will be down 12% for the 2023/2024 marketing year, due to lower production.

According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States are China, Mexico, and Canada. Exports to China for fiscal year 2023 (October 2022 to September 2023) were $33.7 billion, down 7% from 2022. Exports to Canada were $27.9 billion, down 3% from 2022. Exports to Mexico were $28.2 billion, up 1% from 2022. Exports to China for fiscal year 2024 are forecast to decrease to $30 billion, while exports to Mexico and Canada are expected to decrease slightly to $27.9 billion and $27.7 billion, respectively.

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

Real Estate Acquisitions

When allocating the purchase price of properties acquired using the relative fair value, a number of significant assumptions can be used by management. We may utilize various sources, including third-party appraisals, our own analysis of recently acquired or developed properties and existing comparable properties in our portfolio, other market data and property specific characteristics such as soil types, water availability and the existence of leases acquired with the acquisition. The allocations of purchase price are sensitive and involve a degree of uncertainty due to the nature of the inputs and judgements, as well as the number, magnitude and complexity of these inputs and judgements made by management. See “Note 5—Real Estate” for additional discussion regarding acquisitions completed by the Company.

Impairment of Real Estate Assets

Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. Assumptions are primarily subject to property-specific characteristics, especially with respect to our intent and ability to hold the related asset. While these property-specific assumptions can have a significant impact on the undiscounted cash flows or estimated fair value of a particular asset, our evaluation of the reported carrying values of long-lived assets during the current year were not particularly sensitive to external or market assumptions. There was $5.8 million and $0.0 million of impairment recognized on real estate assets in the accompanying financial statements during the years ended December 31, 2023 and 2022, respectively.

Impairment of Goodwill and Intangible Assets with Indefinite Lives

Goodwill is not amortized, but rather tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. Assessing the fair value of a reporting unit involves a high degree of subjectivity. Significant assumptions include future cash flow, discount rates and future capital requirements. If the fair value of the reporting unit is less than its carrying value, an impairment expense is recognized. Intangible assets with indefinite lives is not amortized, but rather tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of the asset is below its carrying value. Assessing the fair value of the asset involves a high degree of subjectivity regarding the significant assumptions including future cash flow and the discount rate. There have been no goodwill or intangible asset impairments recognized in the accompanying financial statements during the years ended December 31, 2023 and 2022.

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

	For the years ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
OPERATING REVENUES:
Rental income	$49,185	$48,879	$306	0.6%
Crop sales	2,257	5,372	(3,115)	(58.0)%
Other revenue	6,024	6,959	(935)	(13.4)%
Total operating revenues	57,466	61,210	(3,744)	(6.1)%

OPERATING EXPENSES
Depreciation, depletion and amortization	7,499	6,960	539	7.7%
Property operating expenses	8,660	8,190	470	5.7%
Cost of goods sold	4,754	5,966	(1,212)	(20.3)%
Acquisition and due diligence costs	17	111	(94)	(84.7)%
General and administrative expenses	11,274	12,005	(731)	(6.1)%
Legal and accounting	1,279	2,874	(1,595)	(55.5)%
Impairment of assets	5,840	—	5,840	NM
Other operating expenses	144	130	14	10.8%
Total operating expenses	39,467	36,236	3,231	8.9%

OTHER (INCOME) EXPENSE:
Other (income)	(39)	(663)	624	(94.1)%
(Income) from equity method investment	(1)	(52)	51	(98.1)%
(Gain) on disposition of assets, net	(36,133)	(2,641)	(33,492)	NM
Interest expense	22,657	16,143	6,514	40.4%
Total other expense	(13,516)	12,787	(26,303)	NM

Net income before income tax (benefit) expense	31,515	12,187	19,328	158.6%

Income tax (benefit) expense	(166)	227	(393)	NM

NET INCOME	$31,681	$11,960	$19,721	164.9%

NM = Not Meaningful

Our net income for the year ended December 31, 2023 was affected partially by acquisitions and dispositions that occurred since December 31, 2022, as well as lower crop sales, cost of goods sold, auction and brokerage revenue, legal and accounting expense, higher interest expense and the impairment of certain properties.

Rental income increased $0.3 million, or 0.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, resulting primarily from increased fixed farm rent, solar rent and revenue recognized from tenant reimbursements, partially offset by lower variable rent.

Crop sales decreased $3.1 million, or 58.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was the result of a lower volume of crop sold on citrus farms and the conversion of blueberry farms from direct operations to third party leases.

Other revenue decreased $0.9 million, or 13.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to a decrease of $1.6 million in auction and brokerage income, and a decrease of $0.3 million in crop insurance proceeds, partially offset by an increase of $1.0 million in management fees and interest income.

Depreciation, depletion and amortization increased $0.5 million, or 7.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was driven by non-recurring adjustments in the second and third quarters of 2023 and more depreciable assets placed into service, partially offset by asset dispositions and more assets becoming fully depreciated.

Property operating expenses increased $0.5 million, or 5.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, resulting from higher tax, insurance, and cost sharing on a West Coast farm, partially offset by lower utilities expense.

Cost of goods sold decreased $1.2 million, or 20.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was the result of a lower volume of crop sold on citrus farms and the conversion of blueberry farms from direct operations to third party leases, partially offset by an increase in walnuts in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Acquisition and due diligence costs remained relatively flat at $0.0 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

General and administrative expenses decreased $0.7 million, or 6.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by lower bonus, stock-based compensation and travel expense partially offset by higher payroll costs.

Legal and accounting expenses decreased $1.6 million, or 55.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due primarily to the successful defense and termination of the stockholder class action litigation that was pending against the Company from July 2018 until dismissal of the litigation by a federal judge on April 6, 2022.

Impairment of assets increased $5.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was the result of certain properties being written down to their estimated fair value.

Other operating expenses remained flat at $0.1 million for each of the years ended December 31, 2023 and 2022.

Other income decreased $0.6 million, or 94.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease is primarily due to proceeds from a property insurance claim received during the year ended December 31, 2022, due to weather-related damage, partially offset by loss on early extinguishment of debt during the year ended December 31, 2022.

Income from equity method investment remained relatively flat at $0.0 million and $0.1 million for the year ended December 31, 2023 and 2022, respectively.

Gain on disposition of assets, net increased $33.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due the appreciation of farmland value on properties sold relative to book value as well as a greater number of property dispositions during the year ended December 31, 2023 as compared to the year ended December 31, 2022. In connection with the sale of two farms in December 2023 pursuant to which we provided $9.5 million of seller financing, we deferred an additional net gain on sale of $2.1 million. The deferred gain will be recognized at such time as we consider collection of the seller-financed portion of the sale price to be probable under applicable accounting standards.

Interest expense increased $6.5 million, or 40.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was the result of an increase in interest rates, partially offset by a lower average balance on outstanding debt.

Income tax (benefit) changed from income tax expense of $0.2 million for the year ended December 31, 2022 to income tax benefit of $0.2 million for the year ended December 31, 2023. This change is due to tax adjustments of prior period estimates.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

High levels of inflation have prompted the Federal Reserve to increase interest rates which has resulted in, and may continue to result in, increased interest expense. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($201.1 million in availability as of December 31, 2023), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company.

On May 6, 2022, we entered into equity distribution agreements under which we may issue and sell from time to time, through sales agents, shares of our common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). The ATM Program is intended to provide cost-effective financing alternatives in the capital markets. We intend to continue to utilize the ATM Program when the market price of our common stock remains at levels which are deemed appropriate by our Board of Directors. We may increase the size of the ATM Program in the future. During the year ended December 31, 2023, we sold no shares under the ATM Program and had $50.5 million in shares of common stock available for issuance under the ATM Program.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. We have an effective shelf registration statement with approximately $100 million of capacity (approximately $150 million inclusive of the ATM Program availability mentioned above) whereby we could issue additional equity or debt securities, which we have done successfully in the past as mentioned above. The Company has no material debt maturities due before 2025.

During the year ended December 31, 2023, the Company repurchased 6,551,087 shares of its common stock at a weighted average price of $11.00 per share. We currently have authority to repurchase up to an aggregate of $83.3 million in additional shares of our common stock. In addition, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness refer to “– Recent Developments – Financing Activity” and Note 7 – Mortgage Notes, Line of Credit and Bonds Payable included in the financial statement section of this Annual Report on Form 10-K.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
(in thousands)	2023	2022
Net cash and cash equivalents provided by operating activities	$12,887	$17,051
Net cash and cash equivalents provided by (used in) investing activities	$158,461	$(60,398)
Net cash and cash equivalents provided by (used in) financing activities	$(173,513)	$20,830

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

As of December 31, 2023, we had $5.5 million of cash and cash equivalents compared to $7.7 million at December 31, 2022.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities decreased by $4.2 million primarily as a result of the following:

●	Receipt of $39.8 million in fixed rents, $9.0 million in variable rent and $2.2 million in tenant reimbursements for the year ended December 31, 2023 as compared to the receipt of $35.8 million in fixed rents, $9.5 million in variable rents, and $2.2 million in tenant reimbursements for the year ended December 31, 2022;
●	A change in depreciation, depletion and amortization of $7.5 million for the year ended December 31, 2023 compared to $7.0 million for the year ended December 31, 2022;
●	(Gain) on disposition of assets, net during the year ended December 31, 2023 of $36.1 million as compared to $2.6 million during the year ended December 31, 2022;
●	A change in accounts receivable of $0.9 million for the year ended December 31, 2023 compared to $(2.3) million for the year ended December 31, 2022;
●	A change in accrued interest of $0.6 million for the year ended December 31, 2023 compared to $1.4 million for the year ended December 31, 2022; and
●	A change in deferred revenue of $0.6 million for the year ended December 31, 2023 compared to $0.1 million for the year ended December 31, 2022.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by (used in) investing activities increased by $218.9 million primarily as a result of the following:

●	Property acquisitions during the year ended December 31, 2023 of $22.2 million as compared to $54.4 million during the year ended December 31, 2022;
●	Property dispositions during the year ended December 31, 2023 for cash consideration of $195.5 million as compared to $17.0 million during the year ended December 31, 2022;
●	An increase of $1.6 million in real estate improvements during the year ended December 31, 2023 as compared to the year ended December 31, 2022; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $11.8 million during the year ended December 31, 2023 as compared to $20.8 million during the year ended December 31, 2022.

Cash Flows from Financing Activities

Net cash and cash equivalents provided by (used in) financing activities increased by $194.3 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the year ended December 31, 2023 of $79.5 million as compared to $223.0 million during the year ended December 31, 2022;
●	Repayments on mortgage notes payable during the year ended December 31, 2023 of $155.9 million as compared to $296.9 million during the year ended December 31, 2022;
●	Net proceeds from the ATM Program during the year ended December 31, 2023 of $0.0 million as compared to $121.3 million during the year ended December 31, 2022;
●	Common stock repurchases during the year ended December 31, 2023 of $72.2 million as compared to $0.0 million during the year ended December 31, 2022;
●	Redemption of Series A preferred units during the year ended December 31, 2023 of $8.1 million as compared to $10.2 million during the year ended December 31, 2022; and
●	Dividends on common stock during the year ended December 31, 2023 of $12.3 million as compared to $11.1 million during the year ended December 31, 2022.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. The Company incurred an immaterial amount of acquisition and due diligence costs during the years ended December 31, 2023 and 2022. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands except per share amounts)	2023	2022
Net income	$31,681	$11,960
(Gain) on disposition of assets, net	(36,133)	(2,641)
Depreciation, depletion and amortization	7,499	6,960
Impairment of assets	5,840	—
FFO	$8,887	$16,279

Stock-based compensation and incentive	2,008	1,999
Deferred impact of interest rate swap terminations	198	582
Real estate related acquisition and due diligence costs	17	111
Distributions on Preferred units and stock	(2,970)	(3,210)
AFFO	$8,140	$15,761

AFFO per diluted weighted average share data:

AFFO weighted average common shares	51,810	52,531

Net income available to common stockholders of Farmland Partners Inc.	$0.55	$0.16
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.08	0.08
Depreciation, depletion and amortization	0.14	0.13
Impairment of assets	0.11	0.00
Stock-based compensation and incentive	0.04	0.04
(Gain) on disposition of assets, net	(0.70)	(0.05)
Distributions on Preferred units and stock	(0.06)	(0.06)
AFFO per diluted weighted average share	$0.16	$0.30

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands)	2023	2022
Basic weighted average shares outstanding	50,243	50,953
Weighted average OP units on an as-if converted basis	1,220	1,292
Weighted average unvested restricted stock	347	286
AFFO weighted average common shares	51,810	52,531

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands)	2023	2022
Net income	$31,681	$11,960
Interest expense	22,657	16,143
Income tax (benefit) expense	(166)	227
Depreciation, depletion and amortization	7,499	6,960
Impairment of assets	5,840	—
(Gain) on disposition of assets, net	(36,133)	(2,641)
EBITDAre	$31,378	$32,649

Stock-based compensation and incentive	2,008	1,999
Real estate related acquisition and due diligence costs	17	111
Adjusted EBITDAre	$33,403	$34,759

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

At December 31, 2023, $80.5 million, or 22.2%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure to $47.3 million. After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 22.2% to 13.0%. Assuming no increase in the level of our variable rate debt spreads, if SOFR increased by 1.0%, our cash flow would decrease by approximately $0.5 million per year, and if SOFR decreased by 1.0%, our cash flow would increase approximately $0.5 million per year.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2024.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2024.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Plante & Moran, PLLC, Denver, Colorado (PCAOB ID No. 166) will be incorporated by reference from the Company’s Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-36.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-37 through F-41:

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

21.1	*	List of subsidiaries.
23.1	*	Consent of Plante & Moran, PLLC.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	*	Farmland Partners Inc. Compensation Recoupment Policy.
101	*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FARMLAND PARTNERS INC.

Date: February 29, 2024	/s/ LUCA FABBRI
Luca Fabbri
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luca Fabbri	President and Chief Executive Officer (principal executive officer)	February 29, 2024
Luca Fabbri

/s/ James Gilligan	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 29, 2024
James Gilligan

/s/ Paul A. Pittman	Executive Chairman	February 29, 2024
Paul A. Pittman

/s/ Chris A. Downey	Director	February 29, 2024
Chris A. Downey

/s/ Joseph W. Glauber	Director	February 29, 2024
Joseph W. Glauber

/s/ John A. Good	Director	February 29, 2024
John A. Good

/s/ Jennifer S. Grafton	Director	February 29, 2024
Jennifer S. Grafton

/s/ Danny D. Moore	Director	February 29, 2024
Danny D. Moore

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2023

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmland Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmland Partners Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Tradename – Refer to Note 1 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, goodwill and tradename are indefinite lived assets tested at least annually for impairment. Goodwill and tradename have balances of $2.7 million and $1.8 million, respectively, at December 31, 2023. For goodwill, management compares the estimated fair value of the reporting unit to its carrying value. The fair value of the reporting unit is calculated using the expected present value of future cash flows method and includes significant assumptions such as future cash flows, discount rates and future capital requirements. Management evaluates the acquired tradename for impairment by comparing the fair value of the asset to its carrying value. The fair value of the tradename is determined using the expected present value of future cash flows method and includes significant assumptions such as future cash flows, discount rates and royalty rate. We identified the evaluation of goodwill and tradename for impairment as a critical audit matter because of the significant estimates and assumptions used by management in determining their fair value which required a high degree of auditor judgment and the need to involve our fair value specialists in our audit procedures to evaluate these significant estimates and assumptions.

How the Critical Audit Matter was Addressed in the Audit

Addressing these matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others,

●	Obtaining an understanding of accounting and control procedures over management's process for estimating the fair value of the reporting unit and the fair value of the indefinite-lived tradename.
●	Evaluating management’s process for developing the fair value of the reporting unit and tradename, including the appropriateness of the valuation methodology, testing the completeness, accuracy, and relevance of underlying data used in the calculation, and testing the reasonableness of significant assumptions, including the discount rate and expected future net cash flows.
●	Evaluating the reasonableness of the expected future net cash flows involved considering whether assumptions for future cash flows and margins were reasonable and consistent with the current performance of the reporting unit, with operating trends, the original third-party valuation, and internal accounting records.
●	Using professionals with specialized skill and knowledge to assist in evaluating the reasonableness of significant assumptions, including the discount rate and, for the tradename, the royalty rate, by comparing them against discount rate and royalty rate ranges that were independently developed using publicly available market data for comparable companies, performing independent calculations of the weighted-average cost of capital and performing sensitivity analyses of these significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in these assumptions.
●	Evaluating the Company's disclosures related to the goodwill and indefinite lived intangibles accounting policy.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Denver, Colorado

February 29, 2024

Farmland Partners Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,	December 31,
	2023	2022
ASSETS
Land, at cost	$869,848	$980,521
Grain facilities	12,222	11,349
Groundwater	11,472	17,682
Irrigation improvements	41,988	50,097
Drainage improvements	10,315	12,543
Permanent plantings	39,620	50,394
Other	4,696	6,967
Construction in progress	4,453	14,810
Real estate, at cost	994,614	1,144,363
Less accumulated depreciation	(33,083)	(38,447)
Total real estate, net	961,531	1,105,916
Deposits	426	148
Cash and cash equivalents	5,489	7,654
Assets held for sale	28	33
Loans and financing receivables, net	31,020	21,921
Right of use asset	399	325
Deferred offering costs	—	63
Accounts receivable, net	7,743	7,055
Derivative asset	1,707	2,084
Inventory	2,335	2,808
Equity method investments	4,136	4,185
Intangible assets, net	2,035	2,055
Goodwill	2,706	2,706
Prepaid and other assets	2,447	3,196
TOTAL ASSETS	$1,022,002	$1,160,149

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$360,859	$436,875
Lease liability	399	325
Dividends payable	13,286	3,333
Accrued interest	4,747	4,135
Accrued property taxes	1,898	2,008
Deferred revenue	2,149	44
Accrued expenses	7,854	9,215
Total liabilities	391,192	455,935

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	101,970	110,210

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 48,002,716 shares issued and outstanding at December 31, 2023, and 54,318,312 shares issued and outstanding at December 31, 2022	466	531
Additional paid in capital	577,253	647,346
Retained earnings	31,411	3,567
Cumulative dividends	(95,939)	(73,964)
Other comprehensive income	2,691	3,306
Non-controlling interests in operating partnership	12,958	13,218
Total equity	528,840	594,004

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,022,002	$1,160,149

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2023	2022
OPERATING REVENUES:
Rental income	$49,185	$48,879
Crop sales	2,257	5,372
Other revenue	6,024	6,959
Total operating revenues	57,466	61,210

OPERATING EXPENSES
Depreciation, depletion and amortization	7,499	6,960
Property operating expenses	8,660	8,190
Cost of goods sold	4,754	5,966
Acquisition and due diligence costs	17	111
General and administrative expenses	11,274	12,005
Legal and accounting	1,279	2,874
Impairment of assets	5,840	—
Other operating expenses	144	130
Total operating expenses	39,467	36,236

OTHER (INCOME) EXPENSE:
Other (income)	(39)	(663)
(Income) from equity method investment	(1)	(52)
(Gain) on disposition of assets, net	(36,133)	(2,641)
Interest expense	22,657	16,143
Total other expense	(13,516)	12,787

Net income before income tax (benefit) expense	31,515	12,187

Income tax (benefit) expense	(166)	227

NET INCOME	31,681	11,960

Net (income) attributable to non-controlling interests in operating partnership	(768)	(286)

Net income attributable to the Company	30,913	11,674

Nonforfeitable distributions allocated to unvested restricted shares	(157)	(63)
Distributions on Series A Preferred Units	(2,970)	(3,210)

Net income available to common stockholders of Farmland Partners Inc.	$27,786	$8,401

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.55	$0.16
Diluted net income available to common stockholders	$0.53	$0.16
Basic weighted average common shares outstanding	50,243	50,953
Diluted weighted average common shares outstanding	58,292	50,953
Dividends declared per common share	$0.24	$0.23

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2023	2022
Net income	$31,681	$11,960
Amortization of other comprehensive income	198	594
Net change associated with current period hedging activities	(813)	2,433
Comprehensive income	31,066	14,987
Comprehensive (loss) attributable to non-controlling interests	(768)	(286)
Net income attributable to Farmland Partners Inc.	$30,298	$14,701

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands)

	Stockholders’ Equity						Non-controlling
	Common Stock					Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings (Deficit)	Dividends	Income	Partnership	Equity
Balance at December 31, 2021	45,474	$444	$524,183	$(4,739)	$(61,853)	$279	$13,762	$472,076
Net income	—	—	—	11,674	—	—	286	11,960
Issuance of stock	8,599	86	121,289	—	—	—	—	121,375
Grant of unvested restricted stock	150	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(10)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(15)	—	(186)	—	—	—	—	(186)
Stock-based compensation	—	—	1,523	—	—	—	—	1,523
Dividends accrued and paid	—	—	—	(3,368)	(12,111)	—	(292)	(15,771)
Conversion of common units to shares of common stock	120	1	1,319	—	—	—	(1,320)	—
Net change associated with current period hedging transactions and amortization of other comprehensive income	—	—	—	—	—	3,027	—	3,027
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(782)	—	—	—	782	—
Balance at December 31, 2022	54,318	$531	$647,346	$3,567	$(73,964)	$3,306	$13,218	$594,004
Net income	—	—	—	30,913	—	—	768	31,681
Issuance of stock	14	—	155	—	—	—	—	155
Grant of unvested restricted stock	226	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(4)	—	(43)	—	—	—	—	(43)
Stock-based compensation	—	—	1,853	—	—	—	—	1,853
Dividends accrued and paid	—	—	—	(3,069)	(21,975)	—	(546)	(25,590)
Net change associated with current period hedging transactions and amortization of other comprehensive (loss)	—	—	—	—	—	(615)	—	(615)
Repurchase and cancellation of shares	(6,550)	(65)	(72,107)	—	—	—	(433)	(72,605)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	49	—	—	—	(49)	—
Balance at December 31, 2023	48,003	$466	$577,253	$31,411	$(95,939)	$2,691	$12,958	$528,840

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,681	$11,960
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	7,499	6,960
Amortization of deferred financing fees and discounts/premiums on debt	689	378
Amortization of net origination fees related to notes receivable	(19)	(37)
Stock-based compensation	1,853	1,523
Stock-based incentive	—	417
(Gain) on disposition of assets, net	(36,133)	(2,641)
(Income) from equity method investment	(1)	(52)
Bad debt expense	15	24
Current and expected credit losses	76	92
Impairment of assets	5,840	—
Amortization of dedesignated interest rate swap	198	449
Loss on early extinguishment of debt	—	162
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	865	(2,335)
(Increase) Decrease in interest receivable	(63)	(119)
(Increase) Decrease in other assets	112	(139)
(Increase) Decrease in inventory	473	251
Increase (Decrease) in accrued interest	611	1,383
Increase (Decrease) in accrued expenses	(1,509)	(1,533)
Increase (Decrease) in deferred revenue	564	56
Increase (Decrease) in accrued property taxes	136	252
Net cash and cash equivalents provided by operating activities	12,887	17,051

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(22,157)	(54,436)
Real estate and other improvements	(5,826)	(4,246)
Acquisition of non-real estate assets	—	(75)
Investment in equity method investees	—	(705)
Distributions from equity method investees	50	—
Collections of principal on loans	2,707	2,786
Origination fees on notes receivable	—	60
Issuance of loans and financing receivables	(11,800)	(20,781)
Proceeds from sale of property	195,487	16,999
Net cash and cash equivalents provided by (used in) investing activities	158,461	(60,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	79,501	223,000
Repayments on mortgage notes payable	(155,894)	(296,941)
Proceeds from ATM offering	—	121,315
Issuance of stock	155	59
Common stock repurchased	(72,173)	—
Payment of debt issuance costs	(312)	(1,047)
Payment of swap fees	(437)	(291)
Redemption of Series A preferred units	(8,100)	(10,158)
Redemption of common units	(432)	—
Dividends on common stock	(12,273)	(11,126)
Shares withheld for income taxes on vesting of equity-based compensation	(43)	(186)
Distributions on Series A preferred units	(3,210)	(3,510)
Distributions to non-controlling interests in operating partnership, common	(295)	(285)
Net cash and cash equivalents provided by (used in) financing activities	(173,513)	20,830

Net (decrease) in cash and cash equivalents	(2,165)	(22,517)
Cash and cash equivalents, beginning of period	7,654	30,171
Cash and cash equivalents, end of period	$5,489	$7,654

Cash paid during period for interest	$22,450	$—
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended
	December 31,
	2023	2022
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$12,961	$3,259
Dividend payable, common units	$325	$74
Distributions payable, Series A preferred units	$2,970	$3,210
Deferred net gain from seller-financed dispositions	$2,107	$—
Additions to real estate improvements included in accrued expenses	$275	$853
Swap fees payable included in accrued interest	$146	$146
Prepaid property tax liability acquired in acquisitions	$10	$63
Deferred offering costs amortized through equity in the period	$—	$118
Right-of-use assets obtained in exchange for new operating lease liabilities	$396	$325
Non-cash conversion of notes receivable to real estate	$—	$2,135

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2023, FPI owned a 97.6% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of December 31, 2023, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 12 properties (see “Note 1—Organization and Significant Accounting Policies—Equity Method Investments” and “Note 4—Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2023, the Company owned a portfolio of approximately 132,800 acres of farmland, which is consolidated in these financial statements. In addition, as of December 31, 2023, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 38,300 acres of farmland (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of December 31, 2023, the TRS performed direct farming operations on 2,103 acres of farmland owned by the Company located in California.

All references to numbers and percent of acres within this report are unaudited.

Principles of Combination and Consolidation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of FPI and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the presentation used in the current year. Such reclassifications had no effect on net income or total equity.

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

Management’s estimates of land value are determined based upon various sources including third-party appraisals, our own analysis of recently acquired or developed properties and existing comparable properties in our portfolio, and other market data. Factors considered by management in its analysis of land value include soil types, water availability and the sale prices of comparable farms. Management’s estimates of groundwater value are made using historical information obtained regarding the applicable aquifer. Factors considered by management in its analysis of groundwater value are related to the location of the aquifer and whether or not the aquifer is a depletable resource or a replenishing resource. If the aquifer is a replenishing resource, no value is allocated to the groundwater. The Company includes an estimate of property taxes in the purchase price allocation of acquisitions to account for the expected liability that was assumed.

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

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

the years ended December 31, 2023 and 2022, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Real Estate Sales

The Company recognizes gains (losses) from the sales of real estate assets generally at the time the title is transferred and consideration is received.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($201.1 million as of December 31, 2023), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets that management believes could be readily liquidated if necessary to fund any immediate liquidity needs. As of December 31, 2023, we had $360.9 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $961.5 million. As of December 31, 2023, we had capacity to issue up to $50.5 million of our common stock under our At-the-Market Equity Offering Program (the “ATM Program”). We also have an effective shelf registration statement with approximately $100 million of capacity, in addition to availability under the ATM Program, pursuant to which we could issue additional equity or debt securities. For more information on the ATM Program please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

When a sale occurs, the Company recognizes the associated gain or loss when all consideration has been transferred, the sale has closed and there is no material continuing involvement. If a sale is expected to generate a loss, the Company first assesses it through the impairment evaluation process—see ‘‘Impairment of Real Estate Assets’’ below.

Impairment of Real Estate Assets

The Company evaluates its tangible and identifiable intangible real estate assets for impairment indicators whenever events such as declines in a property’s operating performance, deteriorating market conditions or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. If such events are present, the Company projects the total undiscounted cash flows of the asset, including proceeds from disposition, and compares them to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the fair value of the asset. There was $5.8 million and $0.0 million of impairment recognized on real estate assets in the accompanying financial statements during the years ended December 31, 2023 and 2022, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents at December 31, 2023 and 2022 was held in the custody of five financial institutions for both periods and the Company’s balance at any given financial institution may at times exceed federally insurable limits. We consider highly liquid investments purchased with an original maturity of three months or less, such as money market funds, to be cash equivalents. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable, net except for those costs relating to the Company’s lines of credit which are recognized as an asset within deferred financing fees, net. During the year ended December 31, 2023, the Company incurred $0.3 million in connection with collateral substitution and documentation on its Metlife and Farmer Mac debt. During the year ended December 31, 2022, the Company incurred $1.0 million in connection with the refinancing of the Rutledge debt and the establishment of the Metlife Facility and the Farmer Mac Facility (each as defined in “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable”). Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the books upon maturity or repayment of the underlying debt. The Company recorded amortization expense of $0.7 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $1.9 million and $1.2 million as of December 31, 2023 and 2022, respectively. For more information on the Company’s debt, see “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable”.

Loans and Financing Receivables

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. As of December 31, 2023 and 2022, the Company has two types of loans and financing receivables: loans under the Company’s loan program (the “FPI Loan Program”) and sale-leaseback transactions accounted for as financing receivables.

Loans under the FPI Loan Program: The Company offers an agricultural lending product focused on farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers. Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects. As of December 31, 2023 and 2022, the Company had six and three notes outstanding, respectively, under the FPI Loan Program and has designated each of the notes receivable as loans.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Current expected credit losses (“CECL”): Under ASC 326, the Company is required to estimate an expected lifetime credit loss. For loans under the FPI Loan Program, a loan is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the loan is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual loans are recorded as interest income when the payment is received. The loan is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the loan receivable and evaluates whether the value of the collateral continues to provide adequate security for the loan. Any uncollectible interest previously accrued is also charged off. As of December 31, 2023 and 2022, we believed the value of the underlying collateral for each of the loans to be sufficient and in excess of the respective outstanding principal and accrued interest and no loans are currently on non-accrual status.

The Company monitors its loans and financing receivables using a CECL methodology which is based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). This approach calculates impairment by multiplying the PD (probability the asset will default within a given timeframe) by the LGD (percentage of the asset not expected to be collected due to default). The PD and LGD are estimated using average historical default rates of a company with similar credit risk factors to the Company’s tenant where practical. Accrued interest write-offs are recognized as credit loss expense. The CECL allowance is recorded as a reduction to loans and financing receivables, net on the accompanying consolidated balance sheets. The CECL allowance is updated on a quarterly basis with the resulting change being recorded in the consolidated statements of operations for the relevant period. Charge-offs are deducted from the allowance in the period in which they are deemed uncollectible. Recoveries previously written off are recorded when received.

Deferred Offering Costs

Deferred offering costs include incremental direct costs related to regulatory, legal, accounting and professional service costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.0 million and $0.1 million in offering costs during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had $0.00 million and $0.06 million, respectively, in deferred offering costs associated with proposed or completed offerings of securities, net of amortization, remaining on the balance sheet.

Assets Held for Sale

The Company determines whether certain assets meet the criteria of assets held for sale in accordance with ASC Topic 360, “Property, Plant, and Equipment.” These assets are measured at the lower of (i) the carrying value and (ii) the fair value of the assets, less costs to sell. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement. Effective with the designation of the assets as held for sale, the Company suspends recording depreciation of the assets, resulting in a decrease in depreciation during the period. As of December 31, 2023, the Company had less than $0.1 million classified as held for sale within the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of December 31, 2023 and 2022. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate. Inventory is stated in the consolidated balance sheets at the lower of cost or net realizable value.

Growing crop inventory consists of costs allocated to crops that have not yet been harvested, primarily costs related to land preparation, cultivation, irrigation and fertilization. Growing crop inventory is charged to cost of products sold when the related crop is harvested and sold. The cost of harvested crops sold was $4.8 million and $6.0 million for the years ended December 31, 2023 and 2022, respectively.

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

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of December 31, 2023 and 2022, inventory consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Harvested crop	$246	$—
Growing crop	2,089	2,808
	$2,335	$2,808

Equity Method Investments

On January 20, 2021, the Company entered into property sale and long-term management agreements with Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), a private investment fund focused on acquiring and improving farmland in qualified opportunity zones in the United States, as designated under U.S. tax provisions enacted in 2017. As consideration for 10 farms sold to the OZ Fund in March 2021, the Company received approximately $2.4 million in convertible notes receivable, which, in addition to the accrued interest thereon, was converted into membership interests in the OZ Fund at the Company’s election in July 2021. The OZ Fund will exist until an event of dissolution occurs, as defined in the limited liability company agreement of the OZ Fund (the “Fund Agreement”). Under the Fund Agreement, the manager of the OZ Fund may call for additional capital contributions from its members to fund expenses, property acquisitions and capital improvements in accordance with each members’ funding ratio. The Company’s capital contributions are capped at $4.3 million.

Under the Fund Agreement, any available cash, after the allowance for the payment of all obligations, operating expenses and capital improvements, is distributed to the members at least annually. For each fiscal year, net income or loss is allocated to the members pro rata in accordance with their percentage interest. See “Note 4—Related Party Transactions” for more information on the OZ Fund.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future cash flows, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the years ended December 31, 2023 and 2022, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization, but rather are tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value is below its carrying value. Customer relationships are subject to amortization and are amortized over a period of 10 to 12 years. During the years ended December 31, 2023 and 2022, the Company recorded amortization of customer relationships of less than $0.1 million for each period.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including, for periods prior to 2021, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company recorded income tax (benefit) expense totaling $(0.2) million and $0.2 million, respectively, for the years ended December 31, 2023 and 2022.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $(2.5) million and $4.0 million in taxable income (loss) from the TRS for the years ended December 31, 2023 and 2022, respectively.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2023, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2022 open tax year.

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of any acquisitions that it undertook during the years ended December 31, 2023 and 2022.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The Company will continue to evaluate its debt, derivative and lease contracts that are eligible for modification relief and expects to apply those elections as needed.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments require that public business entities on an annual basis (i) disclose specific categories in the rate reconciliation, and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis (i) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received), (iii) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (iv) income tax expense (benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024.

Note 2—Revenue Recognition

Fixed Rent: The majority of the Company’s leases provide for rent payments on an entirely or partially fixed basis. For the majority of its fixed farm rent leases, the Company receives at least 50% of the annual lease payment from tenants before crops are planted, generally during the first quarter of the year, with the remaining 50% of the lease payment due in the second half of the year generally after the crops are harvested. Rental income is recorded on a straight-line basis over the lease term. Certain of the Company’s leases provide for tenants to reimburse the Company for property taxes and other expenses. These tenant reimbursements and rent payments are treated as a single lease component because the timing and pattern of revenue recognition is the same. This means that rental income is equal in all periods of the lease, calculated by adding all expected lease payments (including increases within the lease) and dividing by the number of periods, despite the cash rents being received in lump sums at the specific times as described above. The lease term generally considers periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably assured; or (4) possesses bargain renewal options for such periods. Payments received in advance are included in deferred revenue until they are earned.

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

The following table presents rental income that is disaggregated by revenue source for the years ended December 31, 2023 and 2022:

	For the years ended
	December 31,
(in thousands)	2023	2022
Fixed Farm Rent	$33,739	$32,878
Solar, Wind and Recreation Rent	3,954	2,647
Tenant Reimbursements	3,428	3,264
Variable Rent	8,064	10,090
	$49,185	$48,879

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of December 31, 2023 and 2022, the Company had $2.1 million and less than $0.1 million, respectively, in deferred revenue.

The majority of the Company’s revenue is derived from rental income. The Company elected an accounting policy to account for both its lease and non-lease components (specifically tenant reimbursements) as a single lease component under ASC 842.

The following sets forth a summary of rental income recognized during the years ended December 31, 2023 and 2022:

	Rental income recognized
	For the years ended
	December 31,
(in thousands)	2023	2022
Leases in effect at the beginning of the year	$45,863	$40,015
Leases entered into during the year	3,322	8,864
	$49,185	$48,879

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of December 31, 2023, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for each of the next five years and thereafter as of December 31, 2023 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2024	$33,095
2025	20,637
2026	13,336
2027	7,262
2028	2,941
Thereafter	30,539
$107,810

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the years ended December 31, 2023 and 2022 were $2.3 million and $5.4 million, respectively. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the auction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties and includes them in deferred revenue until they are earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents other revenue that is disaggregated by revenue source for the years ended December 31, 2023 and 2022:

	For the years ended
	December 31,
(in thousands)	2023	2022
Auction and brokerage fees	$1,138	$2,806
Crop insurance proceeds	2,335	2,609
Property management income	890	730
Other (e.g., interest income)	1,661	814
	$6,024	$6,959

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2023 and 2022, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental income recognized		Approximate % of rental income
	For the years ended December 31,		For the years ended December 31,
($ in thousands)	2023	2022	2023	2022
Tenant A (1)	$6,702	$8,291	13.6%	17.0%
(1)	The Company has numerous permanent crop leases with major farming companies located in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2023 and 2022, and the fixed and variable rent recorded by the Company for the years then ended by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the years ended
	As of December 31,		December 31,
Location of Farm (2)	2023	2022	2023	2022
Corn Belt	33.6%	28.7%	37.7%	34.3%
Delta and South	19.9%	19.9%	11.9%	12.5%
High Plains	16.4%	20.0%	9.1%	8.4%
Southeast	21.7%	24.4%	18.6%	19.2%
West Coast	8.4%	7.0%	22.7%	25.6%
	100.0%	100.0%	100.0%	100.0%
(1)	Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent revenue, regional comparisons by rental income are more relevant for full years than quarters or partial years.
(2)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi and Oklahoma. High Plains includes farms located in Colorado, Kansas and Texas. Southeast includes farms located in Florida, North Carolina and South Carolina. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Executive Chairman. The private plane was generally utilized when commercial air travel was not readily available or practical to and from a particular location. The Company paid costs of $0.03 million and $0.11 million during the years ended December 31, 2023 and 2022, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. These costs were recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows:

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

(i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations. In November 2023, the lease agreement was terminated due to American Ag Aviation’s disposition of its private plane.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund. The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas P. Heneghan, one of the Company's independent directors. Mr. Heneghan has an indirect investment in the OZ Fund. As of December 31, 2023 and 2022, the Company had a 9.97% interest, for both periods, in the OZ Fund. The aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $4.1 million and $4.2 million as of December 31, 2023 and 2022, respectively, including aggregate capital contributions of $1.7 million for both periods, and aggregate distributions of less than $0.1 million and $0.0 million, respectively, from inception of the joint venture through December 31, 2023 and 2022, respectively. The Company’s capital contributions are capped at $4.3 million. The Company earned management fees of $0.5 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively.

Note 5—Real Estate

During the year ended December 31, 2023, the Company completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $22.2 million. No intangible assets were acquired through these acquisitions.

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

During the year ended December 31, 2023, the Company completed dispositions consisting of 74 properties in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. The Company received $195.5 million in aggregate consideration, including $11.8 million in seller financing, and recognized an aggregate gain on sale of $36.1 million. In addition, the Company deferred an additional net gain on sale of $2.1 million in connection with dispositions of certain properties with seller financing. The deferred gain will be recognized at such time as the Company considers collection of the seller-financed portion of the sale price to be probable under applicable accounting standards.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2023 and 2022, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	December 31, 2023	December 31, 2022	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$210	$217	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due semi-annually	—	2,100	8/18/2023
Mortgage Note (3)	Principal due at maturity & interest due quarterly	1,900	2,500	3/3/2025
Mortgage Note (4)	Principal due at maturity & interest due quarterly	1,800	—	11/17/2028
Mortgage Note (5)	Principal due at maturity & interest due semi-annually	8,009	—	12/28/2024
Mortgage Note (6)	Principal due at maturity & interest due semi-annually	1,491	—	12/28/2024
Mortgage Note (7)	Principal due at maturity & interest due monthly	500	—	6/30/2025
Total outstanding principal		13,910	4,817
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	5,920	5,894	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	4,498	4,498	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	3,563	3,561	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	3,237	3,241	11/17/2037
Total financing receivable		17,218	17,194
Interest receivable (net prepaid interest and points)		60	2
Allowance for credit losses		(168)	(92)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$31,020	$21,921
1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The note is secured against farmland properties.
2)	On August 18, 2021, the Company entered into a loan secured against farmland. The loan was repaid in full in September 2023.
3)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
4)	On November 17, 2023, the Company entered into a loan agreement secured by farmland.
5)	On December 28, 2023, the Company entered into a loan agreement secured by farmland.
6)	On December 28, 2023, the Company entered into a loan agreement secured by farmland.
7)	On December 28, 2023, the Company entered into a loan agreement secured by farmland and a feedlot.
8)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated its credit losses in accordance with ASC 326 to be $0.1 million and $0.0 million on its loan balances as of December 31, 2023 and 2022, respectively, and approximately $0.1 million of allowance for credit losses on its financing receivables as of December 31, 2023 and 2022. The Company recorded no credit loss expense related to interest receivables during the years ended December 31, 2023 and 2022, respectively. There were no charge-offs or recoveries for the years ended December 31, 2023 and 2022. In addition, as of December 31, 2023, all payments under loans and financing receivables have been received in accordance with the agreements.

The following tables details the allowance for credit losses as of December 31, 2023 and 2022:

	December 31, 2023
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$13,970	$(76)	$13,894	0.54%
Financing Receivables	17,218	(92)	17,126	0.53%
Totals	$31,188	$(168)	$31,020	0.54%

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2022
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$4,819	$—	$4,819	—%
Financing Receivables	17,194	(92)	17,102	0.54%
Totals	$22,013	$(92)	$21,921	0.42%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the years ended December 31, 2023 and 2022:

	Years ended December 31,
($ in thousands)	2023	2022
Balance at beginning of year	$(92)	$—
Initial allowance for financing receivables	—	(92)
Initial allowance for loan receivables	(76)	—
Current period change in credit allowance	—	—
Charge-offs	—	—
Recoveries	—	—
Balance at end of year	$(168)	$(92)

A reconciliation of the carrying amount of loans receivable and financing receivables for the years ended December 31, 2023 and 2022 is set out below:

	Years ended December 31,
($ in thousands)	2023	2022
Balance at beginning of year	$22,011	$6,029
Additions during year:
Issuance of loans and financing receivables	11,801	20,781
Interest accrued on financing receivables	1,054	122
	34,866	26,932
Deductions during year:
Collections of principal on loans	2,707	2,786
Payments on financing receivables	1,031	—
Expiration of repurchase option	—	2,135
Balance at end of year	$31,128	$22,011

The collateral for the mortgage notes receivable consists of real estate and personal property.

The Company estimates the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of December 31, 2023 and 2022, the fair value of the loans and financing receivables was $24.5 million and $19.6 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2023 and 2022, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	December 31,	Interest Rate	Adjustment	December 31,	December 31,	Maturity	December 31,
Loan	Payment Terms	2023	Terms	Date	2023	2022	Date	2023
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$13,827	$13,827	April 2025	$19,478
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	11,160	11,160	April 2025	8,258
Farmer Mac Facility	Monthly	6.84%	SOFR + 1.50%	N/A	30,000	75,000	December 2025	92,672
MetLife Term Loan #1	Semi-annual	5.55%	Fixed	N/A	72,585	72,623	March 2026	102,171
MetLife Term Loan #4	Semi-annual	5.55%	Fixed for 3 years	March 2026	5,756	9,880	June 2026	9,534
MetLife Term Loan #5	Semi-annual	5.63%	Fixed for 3 years	January 2026	5,179	5,179	January 2027	7,383
MetLife Term Loan #6	Semi-annual	5.55%	Fixed for 3 years	February 2026	21,726	21,726	February 2027	26,230
MetLife Term Loan #7	Semi-annual	5.87%	Fixed for 3 years	June 2026	15,434	15,699	June 2027	29,684
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	3.20%	Fixed for 3 years	May 2024	16,800	16,800	May 2028	33,720
MetLife Term Loan #10	Semi-annual	6.36%	Fixed	N/A	48,986	48,985	October 2030	94,737
MetLife Term Loan #11	Semi-annual	2.85%	Fixed for 3 years	October 2024	12,750	12,750	October 2031	27,497
MetLife Term Loan #12	Semi-annual	3.11%	Fixed for 3 years	December 2024	14,359	14,359	December 2031	14,784
MetLife Facility	Quarterly	7.50%	SOFR + 2.10%	N/A	—	—	October 2027	112,466
Rabobank (1)	Semi-annual	7.16%	SOFR + 1.81%	March 2024 (2)	45,533	59,500	March 2028	90,234
Rutledge Facility	Quarterly	7.19%	SOFR + 1.80%	April 2024 (2)	5,000	18,000	March 2027	180,332
Total outstanding principal					363,095	439,488		$959,222
Debt issuance costs					(2,236)	(2,613)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$360,859	$436,875
(1)	The Company has an interest rate swap agreement with Rabobank for $33.2 million notional of fixed SOFR at 2.114% until March 2026 for a weighted average rate of approximately 4.7% (see “Note 10—Hedge Accounting”). After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 22.2% to 13.0%.
(2)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms.”

Farmer Mac Debt

As of December 31, 2023 and 2022, the Operating Partnership had approximately $55.0 million and $100.0 million, respectively, in aggregate principal amount outstanding under the bond purchase agreement entered into in October 2022 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), and $43.1 million and $0.0 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bear fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR + 1.50% on drawn amounts and an unused commitment fee of 0.20%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum leverage ratio of not more than 60%. The Company was in compliance with all applicable covenants at December 31, 2023. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Term Debt

As of December 31, 2023 and 2022, the Company had $257.6 million and $262.0 million in aggregate principal amount outstanding, respectively, under the credit agreements between MetLife and certain of the Company’s subsidiaries (collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a $75.0 million credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to SOFR plus 210 basis points. As of December 31, 2023, no amounts had been borrowed and all $75.0. million remained available under the senior secured revolving line of credit entered into by the Operating

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Partnership with MetLife in October 2022 (the “MetLife Facility”). As of December 31, 2023, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of December 31, 2023 and 2022, the Company and the Operating Partnership had $45.5 million and $59.5 million in aggregate principal amount outstanding, respectively, under a mortgage note with Rabobank (the “Rabobank Mortgage Note”). The Company was in compliance with all covenants under the Rabobank Mortgage Note as of December 31, 2023.

Rutledge Facility

As of December 31, 2023 and 2022, the Company and the Operating Partnership had $5.0 million and $18.0 million in aggregate principal amount, respectively, outstanding under a credit agreement with Rutledge Investment Company (“Rutledge”) referred to herein as the Rutledge Facility. Each February, the facility size decreases by 2.5% of original total facility size. As a result of that decrease, in addition to further reductions in connection with the disposition of certain properties that served as collateral for the Rutledge Facility, the total facility size was $88.0 million as of December 31, 2023. As of December 31, 2023, $83.0 million remained available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

The interest rate for the credit facility is based on three-month SOFR, plus an applicable margin. The applicable margin for the credit facility is 1.80% to 2.25%, depending on the applicable pricing level in effect. As of April 1, 2023, the applicable margin is 1.80%. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants.

LIBOR

On July 1, 2023, the Rabobank Mortgage Note, the Company’s only remaining indebtedness with a maturity date beyond 2023 that had exposure to LIBOR, was converted to a SOFR-based instrument. Accordingly, as of December 31, 2023, the Company did not have any indebtedness with a maturity date beyond 2023 that has exposure to LIBOR.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $1.9 million and $1.2 million as of December 31, 2023 and 2022, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Aggregate Maturities

As of December 31, 2023, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2024	$2,100
2025	57,087
2026	80,441
2027	49,439
2028	53,933
Thereafter	120,095
$363,095

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2023 and 2022, the fair value of the mortgage notes payable was $349.1 million and $405.0 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

Office Leases

The Company has five leases in place for office space with payments ranging between $800 and $13,711 per month and lease terms expiring between November 2024 and November 2025. Beginning in 2020, the Company recognized right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 3.35% to 7.56%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for the years ended December 31, 2023 and 2022 was $0.23 million and $0.24 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2024	$247
2025	205
2026	—
2027	—
2028	—
Thereafter	—
Total lease payments	452
Less: imputed interest	(53)
Lease liability	$399

Litigation

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023, and Sabrepoint filed a reply in support of its petition on January 25, 2024. On February 16, 2024, the Texas Supreme Court requested a briefing on the merits. The petition is now fully briefed and pending a decision from the court. The Company remains confident that it will ultimately be permitted to proceed with its claims against Sabrepoint.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of December 31, 2023, the Company had an approximate aggregate net book value of $5.1 million related to assets with unexercised repurchase options, and $15.7 million related to assets with exercised repurchase options. On September 4, 2020, the seller of one such property exercised its right to repurchase approximately 2,860 acres in South Carolina, for which the Company has received non-refundable payments totaling $3.5 million as of December 31, 2023. The Company is scheduled to receive a series of non-refundable payments until the closing date, which is currently scheduled to take place on or before January 15, 2025.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company made safe harbor contributions of $0.1 million and $0.2 million, respectively, during the years ended December 31, 2023 and 2022.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of December 31, 2023 and 2022, FPI owned 97.6% and 97.8% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 2.4% and 2.2% interests, respectively, are held in the form of Common units and comprise non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after 12 months of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

notice of redemption. During the year ended December 31, 2023, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million. During the year ended December 31, 2022, the Company issued 120,000 shares of common stock upon the redemption of 120,000 Common units that had been tendered for redemption. There were approximately 1.2 million and 1.2 million outstanding Common units eligible to be tendered for redemption as of December 31, 2023 and 2022, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in a decrease and an increase to the non-controlling interest in the Operating Partnership by less than ($0.1) million and $0.8 million during the years ended December 31, 2023 and 2022, respectively, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. As of December 31, 2023, 99,000 Series A preferred units were outstanding. The total liquidation value of such preferred units as of December 31, 2023 and 2022 was $102.0 million and $110.2 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2023 and 2022:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2021	117	$120,510
Distribution paid to non-controlling interest	—	(3,510)
Accrued distributions to non-controlling interest	—	3,210
Redemption of Series A preferred units	(10)	(10,000)
Balance at December 31, 2022	107	$110,210

Balance at December 31, 2022	107	$110,210
Distribution paid to non-controlling interest	—	(3,210)
Accrued distributions to non-controlling interest	—	2,970
Redemption of Series A preferred units	(8)	(8,000)
Balance at December 31, 2023	99	$101,970

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2023 and 2022:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2023	October 24, 2022	January 2, 2023	January 17, 2023	$0.0600
	February 21, 2023	April 3, 2023	April 17, 2023	$0.0600
	May 3, 2023	July 3, 2023	July 17, 2023	$0.0600
	July 25, 2023	October 2, 2023	October 16, 2023	$0.0600
				$0.2400

2022	October 26, 2021	January 3, 2022	January 18, 2022	$0.0500
	February 22, 2022	April 1, 2022	April 15, 2022	$0.0500
	May 2, 2022	July 1, 2022	July 15, 2022	$0.0600
	July 26, 2022	October 1, 2022	October 17, 2022	$0.0600
				$0.2200

Additionally, as of December 31, 2023, the Company accrued $13.3 million in dividends payable to common stockholders and holders of Common units (paid in January 2024), including $10.3 million as a one-time special dividend of $0.21 per share related to

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

asset appreciation. In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.  For income tax purposes, 2023 common stock dividends were $0.41 per share (which includes a portion of the $0.21 per share one-time special dividend mentioned above) all of which are considered capital gains as defined by I.R.C. Section 857(b)(3).

In connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company had accrued $3.0 million in distributions payable as of December 31, 2023. The distributions are payable annually in arrears on January 15 of each year.

Share Repurchase Program

On March 15, 2017, the Company’s Board of Directors approved a program to repurchase up to $25.0 million in shares of the Company’s common stock. On August 1, 2018, the Board of Directors increased the authority under the share repurchase program by an aggregate of $30.0 million. On November 7, 2019, the Board of Directors increased the authority under the program by an additional $50.0 million. On May 3, 2023, the Company’s Board of Directors approved a $75.0 million increase resulting in total availability under the share repurchase program of approximately $88.0 million as of such date. On November 1, 2023, the Company’s Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet.

During the year ended December 31, 2023, the Company repurchased 6,551,087 shares of its common stock at a weighted average price of $11.00 per share. As of December 31, 2023, the Company had approximately $83.3 million of capacity remaining under the stock repurchase plan. In addition, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of December 31, 2023, there were 0.4 million shares available for future grants under the Plan.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

A summary of the non-vested restricted shares as of December 31, 2023 and 2022 is as follows:

		Weighted
	Number of	average grant
(shares in thousands)	shares	date fair value
Unvested at December 31, 2021	297	$8.87
Granted	150	11.78
Vested	(177)	8.22
Forfeited	(10)	11.24
Unvested at December 31, 2022	260	$10.88

Unvested at December 31, 2022	260	$10.88
Granted	226	10.92
Vested	(138)	10.28
Forfeited	(1)	12.26
Unvested at December 31, 2023	347	$11.15

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $1.9 million and $2.0 million, for the years ended December 31, 2023 and 2022, respectively. The Company recognized $0.0 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively, related to stock-based incentive expense in connection with the November 2021 acquisition of Murray Wise Associates, LLC, which are included in the amounts above. As of December 31, 2023 and 2022, there were $2.3 million and $1.7 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.7 years.

At-the-Market Offering Program (the “ATM Program”)

On May 6, 2022, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). During the year ended December 31, 2023, the Company sold no shares under the ATM Program and had a remaining capacity of $50.5 million in shares of common stock available for issuance.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is as follows:

	For the years ended
	December 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net income attributable to Farmland Partners Inc.	$30,913	$11,674
Less: Nonforfeitable distributions allocated to unvested restricted shares	(157)	(63)
Less: Distributions on redeemable non-controlling interests in Operating Partnership, preferred	(2,970)	(3,210)
Net income attributable to common stockholders	$27,786	$8,401

Denominator:
Weighted-average number of common shares - basic	50,243	50,953
Unvested restricted shares (1)	—	—
Redeemable non-controlling interest (2)	8,049	—
Weighted-average number of common shares - diluted	58,292	50,953

Income per share attributable to common stockholders - basic	$0.55	$0.16
Income per share attributable to common stockholders - diluted	$0.53	$0.16
1)	Anti-dilutive for the years ended December 31, 2023 and 2022.
2)	Dilutive for the year ended December 31, 2023 and anti-dilutive for the year ended December 31, 2022.

Numerator:

Unvested shares of the Company’s restricted common stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share. Unvested share-based payment awards that contain non-

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been subtracted, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations.

Denominator:

Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if converted basis if they are dilutive. For the year ended December 31, 2023, these shares were included in the diluted earnings per share calculation. For the year ended December 31, 2022, these shares were not included in the diluted earnings per share calculation as they would be anti-dilutive.

For the years ended December 31, 2023 and 2022, diluted weighted average common shares do not include the impact of 0.3 million unvested compensation-related shares, for each period, as they would have been anti-dilutive.

The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.2 million and 1.3 million for the years ended December 31, 2023 and 2022, respectively.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Shares	47,656	54,058
Common Units	1,203	1,237
Unvested Restricted Stock Awards	347	260
	49,206	55,555

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of December 31, 2023, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

original termination date (March 1, 2023). Amortization for the years ended December 31, 2023 and 2022 was $0.2 million and $0.6 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during the years ended December 31, 2023 and 2022 were $0.4 million, for each year.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective as of December 31, 2023.

As of December 31, 2023, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$1,707

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2023 and 2022 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

For the years ended December 31, 2023 and 2022, the amount of noncash loss recognized in net income was $1.7 million and $2.1 million, respectively. The net change associated with current period hedging transactions was ($0.8) million and $3.0 million for the years ended December 31, 2023 and 2022, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.2 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2023. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of December 31, 2023 and 2022:

($ in thousands)	December 31, 2023	December 31, 2022
Beginning accumulated derivative instrument gain or loss	$3,306	$279
Net change associated with current period hedging transactions	(813)	2,433
Amortization of frozen AOCI on de-designated hedge	198	594
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$2,691	$3,306

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the years ended
($ in thousands)	December 31, 2023	December 31, 2022
United States	$(2,722)	$3,212
International	—	—
Total	$(2,722)	$3,212

The federal and state income tax provision (benefit) is summarized as follows:

	For the years ended
($ in thousands)	December 31, 2023	December 31, 2022
Current:
Federal	$(144)	$189
State	(41)	43
Total Current Tax (Benefit) Expense	$(185)	$232
Deferred:
Federal	19	(5)
Total Tax (Benefit) Expense	$(166)	$227

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of December 31, 2023 are as follows:

($ in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss	$1,996	$434
Realized capital losses	—	76
Stock Compensation	5	—
Deferred Revenue	3	—
Charitable Contributions	4	—
Total deferred tax assets	$2,008	510
Deferred tax liabilities:
Fixed assets	$(15)	$(18)
Intangible Assets	(181)	(32)
Total deferred tax liabilities	$(196)	$(50)
Valuation Allowance	(1,851)	(480)
Net deferred taxes	$(39)	$(20)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period. Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $1.4 million during the year ended December 31, 2023. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

Net operating losses and tax credit carryforwards as of December 31, 2023 are as follows:

($ in thousands)	December 31, 2023	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$7,703	Does not expire
Net operating losses, state	$5,433	Various

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

($ in thousands)	December 31, 2023		December 31, 2022
Statutory Rate	$(571)	21.00%	$675	21.00%
State Tax	(191)	7.02%	110	3.43%
Valuation Allowance	596	(21.92)%	(558)	(17.37)%
Total	$(166)	6.10%	$227	7.07%

Note 12—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2023 and 2022.

	Quarter Ended
($ in thousands except per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Operating revenues	$12,672	$11,584	$11,618	$21,592
Operating expenses	7,835	8,828	11,603	11,201
Other expenses (1)	3,114	(5,146)	(4,109)	(7,375)
Net income before income tax expense	1,723	7,902	4,124	17,766
Income tax expense	(9)	(4)	191	(12)
Net income	$1,714	$7,898	$4,315	$17,754
Net income available to common stockholders of Farmland Partners Inc.	$857	$7,001	$3,446	$16,482

Basic net income (loss) per share available to common stockholders (2)	$0.02	$0.14	$0.07	$0.35
Diluted net income (loss) per share available to common stockholders (2)	$0.02	$0.12	$0.07	$0.30
Basic weighted average common shares outstanding	54,007	50,860	48,432	47,762
Diluted weighted average common shares outstanding	54,007	59,112	48,432	55,635

	Quarter Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Operating revenues	$13,890	$12,357	$13,140	$21,823
Operating expenses	9,570	8,902	8,415	9,349
Other expenses (1)	3,181	366	3,573	5,667
Net income before income tax expense	1,139	3,089	1,152	6,807
Income tax expense	—	(96)	(33)	(98)
Net income	$1,139	$2,993	$1,119	$6,709
Net income available to common stockholders of Farmland Partners Inc.	$213	$2,060	$350	$5,778

Basic net income (loss) per share available to common stockholders (2)	$0.00	$0.04	$0.01	$0.11
Diluted net income (loss) per share available to common stockholders (2)	$0.00	$0.04	$0.01	$0.09
Basic weighted average common shares outstanding	45,781	50,362	53,495	54,056
Diluted weighted average common shares outstanding	45,781	50,362	53,495	62,633
(1)	Other expenses for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 included $1.8 million, $11.1 million, $10.3 million, $12.9 million, respectively, related to gain on disposition of assets. Other expenses for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 included $0.7 million, $3.3 million, ($0.1) million, ($1.3) million, respectively, related to gain (loss) on disposition of assets.
(2)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

Note 13—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On February 27, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on April 15, 2024 to stockholders and unitholders of record as of April 1, 2024.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Real Estate Acquisitions

Subsequent to December 31, 2023, the Company completed two farm acquisitions in the Corn Belt region. Aggregate consideration for the acquisitions totaled $15.2 million.

Borrowings on Credit Facilities, Net of Repayments

Subsequent to December 31, 2023, the Company made borrowings, net of repayments, of $25.0 million against the Company’s lines of credit.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2023

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
California	(j)	44,994	—	44,994	—	—	—	44,994	—	44,994	—		2017	—
North Carolina	(l)	41,906	—	41,906	1,187	5	1,192	43,093	5	43,098	1	2018	2015	40
California	(j)	33,482	—	33,482	—	—	—	33,482	—	33,482	—		2017	—
California	(q)	19,925	11,521	31,446	—	1,765	1,765	19,925	13,286	33,211	5,387	2017, 2019, 2022, 2023	2017	16
Illinois	(o)	29,677	431	30,108	—	2,429	2,429	29,677	2,860	32,537	592	2017, 2018, 2023	2017	25
California	(j)	31,567	—	31,567	—	—	—	31,567	—	31,567	—		2017	—
Illinois	(h)	22,887	1,484	24,371	39	1,820	1,859	22,926	3,304	26,230	562	2017, 2018, 2019, 2023	2017	26
Louisiana	(m)	24,882	128	25,010	131	195	326	25,013	323	25,336	51	2021, 2022	2021	6
California	(q)	7,647	11,518	19,165	—	859	859	7,647	12,377	20,024	2,987	2017, 2018, 2020, 2021, 2022	2017	25
South Carolina	(p)	12,057	1,474	13,531	53	6,079	6,132	12,110	7,553	19,663	1,798	2014, 2017, 2018, 2019, 2020, 2021	2014	25
California	(q)	9,998	8,116	18,114	—	163	163	9,998	8,279	18,277	3,377	2017, 2021	2017	16
California	(q)	10,935	6,878	17,813	—	243	243	10,935	7,121	18,056	2,424	2017, 2021, 2023	2017	27
North Carolina	(k)	17,627	—	17,627	—	—	—	17,627	—	17,627	—		2018	—
California	(q)	11,888	3,398	15,286	—	741	741	11,888	4,139	16,027	1,482	2017, 2021, 2022, 2023	2017	20
South Carolina	(i)	14,866	906	15,772	—	228	228	14,866	1,134	16,000	252	2017, 2018	2017	27
Florida	(l)	9,295	202	9,497	3,439	2,531	5,970	12,734	2,733	15,467	387	2016, 2017, 2019, 2020, 2021	2016	37
California	(q)	8,326	6,075	14,401	—	33	33	8,326	6,108	14,434	1,480	2017, 2018, 2019, 2021, 2022	2017	27
Texas	(d)	5,773	6,338	12,111	—	63	63	5,773	6,401	12,174	501	2022, 2023	2022	11
Nebraska	(d)	11,325	309	11,634	—	171	171	11,325	480	11,805	93	2022, 2023	2022	8
Louisiana		10,771	—	10,771	—	237	237	10,771	237	11,008	7	2023	2023	9
California	(q)	8,340	4,546	12,886	—	(2,072)	(2,072)	8,340	2,474	10,814	967	2017, 2020, 2021, 2023	2017	18
Colorado	(p)	10,716	70	10,786	—	—	—	10,716	70	10,786	17	2014	2014	39
California	(q)	9,534	263	9,797	—	(29)	(29)	9,534	234	9,768	137	2017	2017	16
California	(q)	6,191	2,772	8,963	—	(94)	(94)	6,191	2,678	8,869	1,028	2017	2017	14
Oklahoma	(n)	8,181	—	8,181	—	681	681	8,181	681	8,862	32	2023	2023	10
South Carolina	(l)	7,904	133	8,037	—	62	62	7,904	195	8,099	31	2015, 2017, 2020	2015	24
Arkansas	(p)	6,914	287	7,201	16	224	240	6,930	511	7,441	141	2014, 2017, 2018, 2021, 2022	2014	23
Illinois		7,359	420	7,779	1	(350)	(349)	7,360	70	7,430	38	2016	2016	15
North Carolina	(l)	7,223	—	7,223	—	—	—	7,223	—	7,223	—		2015	—
Illinois	(o)	6,097	—	6,097	—	450	450	6,097	450	6,547	67	2018	2016	40
Missouri	(d)	6,493	15	6,508	—	—	—	6,493	15	6,508	4	2021	2021	15
Illinois	(o)	6,429	—	6,429	—	—	—	6,429	—	6,429	—		2016	—
Arkansas	(f)	5,924	244	6,168	—	—	—	5,924	244	6,168	105	2015	2015	21
Illinois	(e)	5,502	—	5,502	—	338	338	5,502	338	5,840	245	2016	2016	10
California	(d)	5,446	390	5,836	—	—	—	5,446	390	5,836	99	2021, 2023	2021	11
North Carolina	(l)	5,750	—	5,750	29	—	29	5,779	—	5,779	—		2015	—
California	(q)	3,559	3,317	6,876	—	(1,122)	(1,122)	3,559	2,195	5,754	560	2017	2017	27
Colorado	(g)	793	4,731	5,524	—	178	178	793	4,909	5,702	585	2016, 2017, 2019, 2021, 2022	2016	21
Arkansas	(q)	5,532	101	5,633	15	41	56	5,547	142	5,689	70	2017, 2019, 2020	2017	15
Colorado	(d)	3,388	147	3,535	—	2,068	2,068	3,388	2,215	5,603	340	2021	2021	7
Illinois	(e)	5,463	105	5,568	—	7	7	5,463	112	5,575	33	2016	2016	23
Louisiana	(p)	5,100	52	5,152	—	282	282	5,100	334	5,434	124	2014, 2015, 2016, 2017, 2021, 2022, 2023	2014	17
Colorado	(i)	4,156	1,280	5,436	—	(3)	(3)	4,156	1,277	5,433	358	2017	2017	26
Arkansas	(d)	5,169	185	5,354	—	—	—	5,169	185	5,354	99	2017	2017	15
Illinois	(e)	4,928	4	4,932	—	148	148	4,928	152	5,080	20	2017	2016	50
Illinois	(d)	4,819	20	4,839	—	—	—	4,819	20	4,839	6	2022	2022	5
Arkansas	(p)	4,536	50	4,586	27	81	108	4,563	131	4,694	54	2014, 2017	2014	17
Illinois	(q)	4,575	—	4,575	—	—	—	4,575	—	4,575	—		2017	—
Illinois	(o)	4,530	4	4,534	—	—	—	4,530	4	4,534	3	2016	2016	10
California	(k)	2,461	1,974	4,435	—	(2)	(2)	2,461	1,972	4,433	372	2017, 2018, 2022, 2023	2017	20
Mississippi	(p)	4,330	133	4,463	—	(35)	(35)	4,330	98	4,428	37	2014, 2015	2014	23
Illinois	(o)	4,358	—	4,358	—	—	—	4,358	—	4,358	—		2016	—
North Carolina	(l)	4,242	—	4,242	14	—	14	4,256	—	4,256	—		2015	—
Colorado	(p)	3,566	359	3,925	—	94	94	3,566	453	4,019	142	2014, 2016, 2017, 2018, 2021	2014	21
Illinois	(o)	3,818	—	3,818	1	—	1	3,819	—	3,819	—		2016	—
Louisiana	(n)	3,612	20	3,632	—	165	165	3,612	185	3,797	18	2021, 2022	2021	19
Illinois	(d)	2,981	—	2,981	—	634	634	2,981	634	3,615	293	2009, 2015	2014	38
Mississippi	(b)	3,471	41	3,512	—	63	63	3,471	104	3,575	26	2015, 2017	2015	35

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2023

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Illinois	(o)	3,547	—	3,547	—	—	—	3,547	—	3,547	—		2016	—
Illinois	(d)	1,290	—	1,290	—	2,199	2,199	1,290	2,199	3,489	736	2011, 2015, 2017	2014	38
Illinois	(o)	3,476	—	3,476	—	4	4	3,476	4	3,480	2	2016	2016	12
Illinois	(d)	3,401	16	3,417	—	—	—	3,401	16	3,417	3	2022	2022	10
Nebraska	(p)	1,882	55	1,937	—	1,422	1,422	1,882	1,477	3,359	563	2012, 2013, 2015, 2017	2014	35
Illinois	(o)	3,002	68	3,070	—	253	253	3,002	321	3,323	227	2016, 2018	2016	16
Illinois	(e)	3,218	—	3,218	—	95	95	3,218	95	3,313	14	2018	2016	40
Illinois	(o)	3,282	—	3,282	—	—	—	3,282	—	3,282	—		2016	—
South Carolina	(b)	1,959	344	2,303	—	970	970	1,959	1,314	3,273	258	2015, 2017, 2021	2015	34
Arkansas	(l)	2,808	184	2,992	88	100	188	2,896	284	3,180	88	2015, 2017, 2018, 2020, 2021, 2022	2015	23
Illinois	(q)	3,163	—	3,163	—	—	—	3,163	—	3,163	—		2017	—
Illinois	(o)	3,063	—	3,063	—	—	—	3,063	—	3,063	—		2016	—
Illinois	(o)	3,036	—	3,036	—	—	—	3,036	—	3,036	—		2016	—
Illinois	(d)	2,912	89	3,001	—	—	—	2,912	89	3,001	17	2022	2022	7
Illinois	(o)	2,687	—	2,687	3	204	207	2,690	204	2,894	27	2017	2016	50
Illinois	(e)	2,875	42	2,917	—	(42)	(42)	2,875	—	2,875	—	2016	2016	12
Nebraska	(c)	2,601	114	2,715	—	133	133	2,601	247	2,848	60	2015, 2016, 2018, 2019	2015	29
Illinois	(d)	2,572	—	2,572	—	236	236	2,572	236	2,808	33	2017	2014	50
North Carolina	(k)	2,768	—	2,768	—	—	—	2,768	—	2,768	—		2018	—
Arkansas	(p)	2,666	40	2,706	—	46	46	2,666	86	2,752	41	2014, 2018, 2019	2014	18
Illinois	(o)	2,723	—	2,723	—	—	—	2,723	—	2,723	—		2016	—
Illinois	(d)	2,661	—	2,661	—	—	—	2,661	—	2,661	—		2021	—
South Carolina	(i)	1,321	91	1,412	246	955	1,201	1,567	1,046	2,613	123	2017, 2018, 2020, 2023	2017	34
Nebraska	(d)	2,473	120	2,593	—	5	5	2,473	125	2,598	26	2022, 2023	2022	12
Nebraska	(c)	2,539	78	2,617	—	(23)	(23)	2,539	55	2,594	21	2016	2015	20
Arkansas	(b)	2,153	165	2,318	97	162	259	2,250	327	2,577	137	2014, 2015, 2016, 2017, 2023	2014	26
Illinois	(o)	2,547	—	2,547	—	—	—	2,547	—	2,547	—		2016	—
Colorado	(b)	1,995	84	2,079	—	466	466	1,995	550	2,545	216	2015, 2016, 2017, 2018	2015	17
Illinois	(i)	2,525	—	2,525	—	—	—	2,525	—	2,525	—		2017	—
California	(q)	967	1,357	2,324	—	175	175	967	1,532	2,499	443	2017, 2018	2017	28
Arkansas	(p)	2,358	82	2,440	—	4	4	2,358	86	2,444	28	2014, 2015	2014	27
Illinois	(d)	2,416	22	2,438	—	—	—	2,416	22	2,438	2	2022	2022	20
Illinois	(o)	2,428	—	2,428	—	—	—	2,428	—	2,428	—		2016	—
Illinois	(e)	2,406	—	2,406	—	—	—	2,406	—	2,406	—		2016	—
Colorado	(p)	2,328	—	2,328	—	—	—	2,328	—	2,328	—		2014	—
Arkansas	(p)	2,316	—	2,316	—	3	3	2,316	3	2,319	—	2018	2014	40
Nebraska	(c)	2,316	126	2,442	—	(126)	(126)	2,316	—	2,316	—		2015	—
Illinois		2,028	28	2,056	—	225	225	2,028	253	2,281	38	2018	2016	40
Illinois	(o)	2,019	—	2,019	—	216	216	2,019	216	2,235	32	2016, 2019	2016	34
Illinois	(e)	2,104	—	2,104	—	98	98	2,104	98	2,202	17	2018	2016	40
North Carolina	(k)	2,177	—	2,177	—	—	—	2,177	—	2,177	—		2018	—
South Carolina	(k)	1,090	—	1,090	230	847	1,077	1,320	847	2,167	122	2018, 2019, 2021	2018	39
Illinois	(m)	2,128	34	2,162	—	—	—	2,128	34	2,162	5	2022	2022	7
Illinois		2,146	—	2,146	—	—	—	2,146	—	2,146	—		2023	—
Arkansas	(p)	2,006	96	2,102	—	31	31	2,006	127	2,133	52	2014, 2021	2014	24
Indiana	(n)	2,125	—	2,125	—	—	—	2,125	—	2,125	—		2022	—
Illinois	(d)	1,700	—	1,700	—	346	346	1,700	346	2,046	86	2013, 2017	2014	35
Illinois		2,041	—	2,041	—	—	—	2,041	—	2,041	—		2022	—
Colorado	(p)	1,810	210	2,020	—	21	21	1,810	231	2,041	170	2014, 2016, 2021	2014	15
Nebraska	(d)	1,986	36	2,022	—	—	—	1,986	36	2,022	11	2022	2022	5
Colorado	(g)	1,760	—	1,760	—	248	248	1,760	248	2,008	58	2017, 2023	2016	23
Illinois	(e)	1,999	—	1,999	—	—	—	1,999	—	1,999	—		2016	—
Illinois	(e)	1,877	105	1,982	—	—	—	1,877	105	1,982	33	2016	2016	25
Illinois	(e)	1,975	—	1,975	—	—	—	1,975	—	1,975	—		2016	—
Illinois	(e)	1,960	—	1,960	—	—	—	1,960	—	1,960	—		2016	—
Illinois	(e)	1,949	—	1,949	—	—	—	1,949	—	1,949	—		2016	—
Illinois	(g)	1,905	—	1,905	—	—	—	1,905	—	1,905	—		2016	—
Illinois	(e)	1,863	—	1,863	—	—	—	1,863	—	1,863	—		2016	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2023

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Illinois	(e)	1,856	—	1,856	—	—	—	1,856	—	1,856	—		2016	—
Illinois	(q)	1,825	—	1,825	—	—	—	1,825	—	1,825	—		2018	—
Illinois	(d)	1,815	—	1,815	—	—	—	1,815	—	1,815	—		2022	—
Illinois	(o)	1,696	—	1,696	—	109	109	1,696	109	1,805	15	2017	2016	50
North Carolina	(l)	1,770	—	1,770	25	—	25	1,795	—	1,795	—		2015	—
Illinois	(o)	1,772	—	1,772	—	—	—	1,772	—	1,772	—		2016	—
Illinois	(d)	1,750	—	1,750	—	—	—	1,750	—	1,750	—		2014	—
Illinois	(q)	1,735	—	1,735	—	—	—	1,735	—	1,735	—		2017	—
Illinois	(e)	1,734	—	1,734	—	—	—	1,734	—	1,734	—		2016	—
Illinois	(o)	1,646	88	1,734	—	—	—	1,646	88	1,734	30	2016	2016	23
Illinois	(o)	1,721	—	1,721	—	—	—	1,721	—	1,721	—		2016	—
Nebraska	(p)	1,608	32	1,640	—	80	80	1,608	112	1,720	35	2014, 2015	2014	28
Illinois	(o)	1,617	94	1,711	—	—	—	1,617	94	1,711	32	2016	2016	23
South Carolina	(l)	1,303	225	1,528	—	175	175	1,303	400	1,703	88	2016, 2017, 2020, 2023	2016	34
Nebraska	(p)	1,637	46	1,683	—	9	9	1,637	55	1,692	15	2014, 2015	2014	31
Illinois	(e)	1,678	4	1,682	—	(4)	(4)	1,678	—	1,678	—		2016	—
Illinois	(d)	1,496	—	1,496	—	159	159	1,496	159	1,655	—	2023	2021	30
Illinois	(o)	1,526	—	1,526	—	126	126	1,526	126	1,652	17	2017	2016	50
Illinois	(o)	1,623	—	1,623	—	—	—	1,623	—	1,623	—		2016	—
Nebraska	(p)	1,539	—	1,539	—	70	70	1,539	70	1,609	16	2011, 2015	2014	45
Illinois	(o)	1,606	—	1,606	—	—	—	1,606	—	1,606	—		2016	—
South Carolina	(i)	1,032	170	1,202	13	389	402	1,045	559	1,604	105	2017, 2018, 2020, 2023	2017	25
Illinois	(e)	1,591	—	1,591	—	—	—	1,591	—	1,591	—		2016	—
Nebraska	(b)	1,244	69	1,313	—	269	269	1,244	338	1,582	81	2014, 2015	2014	22
Illinois	(p)	1,500	—	1,500	—	26	26	1,500	26	1,526	4	2015	2014	50
Illinois	(d)	1,423	60	1,483	—	38	38	1,423	98	1,521	68	2006	2014	35
Illinois	(o)	1,484	—	1,484	—	—	—	1,484	—	1,484	—		2016	—
Illinois		1,475	—	1,475	—	—	—	1,475	—	1,475	—		2022	—
Illinois	(q)	1,471	—	1,471	—	—	—	1,471	—	1,471	—		2018	—
Illinois	(o)	1,438	—	1,438	—	—	—	1,438	—	1,438	—		2016	—
Illinois	(d)	1,437	—	1,437	—	—	—	1,437	—	1,437	—		2021	—
Illinois	(l)	1,403	—	1,403	—	—	—	1,403	—	1,403	—		2019	—
Nebraska	(b)	1,100	28	1,128	—	243	243	1,100	271	1,371	44	2014, 2015, 2018	2014	29
Nebraska	(k)	1,149	—	1,149	—	202	202	1,149	202	1,351	35	2018	2018	33
Illinois	(e)	1,231	—	1,231	—	116	116	1,231	116	1,347	17	2018	2016	40
Illinois	(e)	1,322	—	1,322	—	—	—	1,322	—	1,322	—		2016	—
Illinois		1,321	—	1,321	—	—	—	1,321	—	1,321	—		2022	—
Illinois	(e)	1,132	35	1,167	—	103	103	1,132	138	1,270	9	2016, 2022	2016	30
Illinois	(p)	801	97	898	—	364	364	801	461	1,262	57	2006, 2016, 2023	2014	40
Illinois	(e)	1,261	—	1,261	—	—	—	1,261	—	1,261	—		2016	—
Illinois	(b)	1,120	—	1,120	—	138	138	1,120	138	1,258	22	2016	2014	50
Illinois	(e)	1,256	—	1,256	—	—	—	1,256	—	1,256	—		2016	—
Illinois	(o)	1,221	—	1,221	—	—	—	1,221	—	1,221	—		2016	—
Illinois	(p)	1,147	—	1,147	—	60	60	1,147	60	1,207	9	2016	2014	50
Illinois	(e)	1,173	—	1,173	—	—	—	1,173	—	1,173	—		2016	—
North Carolina	(k)	1,161	—	1,161	—	—	—	1,161	—	1,161	—		2018	—
Illinois	(e)	1,160	—	1,160	—	—	—	1,160	—	1,160	—		2016	—
Illinois	(e)	1,117	28	1,145	—	9	9	1,117	37	1,154	16	2016, 2018	2016	20
Nebraska	(d)	1,109	40	1,149	—	—	—	1,109	40	1,149	22	2012	2014	20
Illinois	(e)	1,077	—	1,077	—	70	70	1,077	70	1,147	10	2018	2016	40
Illinois	(e)	1,128	44	1,172	—	(37)	(37)	1,128	7	1,135	2	2016	2016	30
Illinois	(e)	1,121	—	1,121	—	—	—	1,121	—	1,121	—		2016	—
Colorado	(p)	1,030	170	1,200	—	(87)	(87)	1,030	83	1,113	16	2014, 2016, 2017, 2021	2014	24
Colorado	(p)	1,105	—	1,105	—	—	—	1,105	—	1,105	—		2014	—
Illinois	(e)	1,082	—	1,082	—	—	—	1,082	—	1,082	—		2016	—
Illinois	(o)	991	—	991	—	77	77	991	77	1,068	11	2018	2016	40
Illinois	(e)	1,060	—	1,060	—	—	—	1,060	—	1,060	—		2016	—
Illinois	(e)	997	—	997	—	58	58	997	58	1,055	8	2017	2016	50

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2023

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Illinois	(e)	1,065	27	1,092	—	(44)	(44)	1,065	(17)	1,048	—		2016	—
Colorado	(l)	809	141	950	—	62	62	809	203	1,012	58	2015	2015	31
Illinois	(e)	1,007	—	1,007	—	—	—	1,007	—	1,007	—		2016	—
Florida	(d)	935	67	1,002	—	—	—	935	67	1,002	16	2021	2021	10
Illinois	(e)	952	40	992	—	—	—	952	40	992	10	2016	2016	32
Illinois	(e)	982	—	982	—	—	—	982	—	982	—		2016	—
Illinois	(e)	977	—	977	—	—	—	977	—	977	—		2016	—
Illinois	(e)	974	—	974	—	—	—	974	—	974	—		2016	—
Colorado	(d)	819	94	913	—	58	58	819	152	971	73	2010, 2014, 2017, 2018	2014	22
Illinois	(e)	970	—	970	—	—	—	970	—	970	—		2016	—
Illinois	(e)	846	—	846	—	112	112	846	112	958	11	2019	2016	40
Illinois	(d)	923	53	976	—	(29)	(29)	923	24	947	6	2011	2014	50
North Carolina	(l)	936	—	936	9	—	9	945	—	945	—		2015	—
Illinois	(e)	940	—	940	—	—	—	940	—	940	—		2016	—
Illinois	(e)	847	63	910	—	—	—	847	63	910	25	2016	2016	22
Illinois		878	33	911	—	—	—	878	33	911	4	2022	2022	13
Colorado	(p)	527	373	900	—	(2)	(2)	527	371	898	323	2014, 2016	2014	17
Illinois	(e)	881	—	881	—	4	4	881	4	885	1	2016	2016	20
Illinois	(l)	866	18	884	—	—	—	866	18	884	1	2020	2020	48
Illinois	(f)	815	—	815	—	60	60	815	60	875	8	2017	2015	50
Illinois	(e)	865	—	865	—	—	—	865	—	865	—		2016	—
Other	(r)	46,995	1,313	48,308	10	1,230	1,240	47,002	2,411	49,413	607
Totals		$ 864,178	$ 87,479	$ 951,657	$ 5,673	$ 32,857	$ 38,530	$ 869,848	$ 120,204	$ 990,052	$ 33,048

(b)	Properties denoted with (b) are part of a collateral pool for the $13.8 million Farmer Mac Bond #6 .	Farmer Mac Bond #6	$ 13,827
(c)	Properties denoted with (c) are part of a collateral pool for the $11.2 million Farmer Mac Bond #7.	Farmer Mac Bond #7	11,160
(d)	Properties denoted with (d) are part of a collateral pool for the $30.0 million Farmer Mac Facility.	Farmer Mac Facility	30,000
(e)	Properties denoted with (e) are part of a collateral pool for the $72.6 million MetLife Term Loan #1.	MetLife Term Loan #1	72,585
(f)	Properties denoted with (f) are part of a collateral pool for the $5.8 million MetLife Term Loan #4.	MetLife Term Loan #4	5,756
(g)	Properties denoted with (g) are part of a collateral pool for the $5.2 million MetLife Term Loan #5.	MetLife Term Loan #5	5,179
(h)	Properties denoted with (h) are part of a collateral pool for the $21.7 million MetLife Term Loan #6.	MetLife Term Loan #6	21,726
(i)	Properties denoted with (i) are part of a collateral pool for the $15.4 million MetLife Term Loan #7.	MetLife Term Loan #7	15,434
(j)	Properties denoted with (j) are part of a collateral pool for the $44.0 million MetLife Term Loan #8.	MetLife Term Loan #8	44,000
(k)	Properties denoted with (k) are part of a collateral pool for the $16.8 million MetLife Term Loan #9.	MetLife Term Loan #9	16,800
(l)	Properties denoted with (l) are part of a collateral pool for the $49.0 million MetLife Term Loan #10.	MetLife Term Loan #10	48,986
(m)	Properties denoted with (m) are part of a collateral pool for the $12.8 million MetLife Term Loan #11.	MetLife Term Loan #11	12,750
(n)	Properties denoted with (n) are part of a collateral pool for the $14.4 million MetLife Term Loan #12.	MetLife Term Loan #12	14,359
(o)	Properties denoted with (o) are part of a collateral pool for the $0.0 million MetLife Facility.	MetLife Facility	—
(p)	Properties denoted with (p) are part of a collateral pool for the $45.5 million Rabobank.	Rabobank	45,533
(q)	Properties denoted with (q) are part of a collateral pool for the $5.0 million Rutledge Facility.	Rutledge Facility	5,000
			$ 363,095

(r)	Other category is comprised of 92 farms in 7 states that on an aggregate basis make up less than 5% of gross total land plus improvements as of December 31, 2023.
	Approximately $3.3 million is part of the collateral pool for Farmer Mac Bond #6
	Approximately $0.5 million is part of the collateral pool for Farmer Mac Bond #7
	Approximately $7.6 million is part of the collateral pool for Farmer Mac Facility
	Approximately $18.5 million is part of the collateral pool for MetLife Term Loan #1
	Approximately $2.5 million is part of the collateral pool for MetLife Term Loan #4
	Approximately $1.3 million is part of the collateral pool for MetLife Term Loan #5
	Approximately $1.5 million is part of the collateral pool for MetLife Term Loan #7
	Approximately $2.0 million is part of the collateral pool for MetLife Term Loan #9
	Approximately $2.9 million is part of the collateral pool for MetLife Facility
	Approximately $4.7 million is part of the collateral pool for Rabo Agrifinance Note

(s)	all of the above properties listed in Schedule III are farms.
(t)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $891.8 million as of December 31, 2023.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(in thousands)

	Years ended December 31,
	2023	2022
Real Estate:
Balance at beginning of year	$1,129,485	$1,092,693
Additions during period
Additions through construction of improvements	10,424	729
Disposition of property and improvements	(165,335)	(23,387)
Acquisitions through business combinations and/or asset acquisitions	22,171	59,450
Impairment of assets	(6,693)	—
Balance at end of year	$990,052	$1,129,485

Accumulated Depreciation:
Balance at beginning of year	$38,433	$38,254
Disposition of improvements	(12,010)	(6,771)
Additions charged to costs and expenses	7,478	6,950
Impairment of assets	(853)	—
Balance at end of year	$33,048	$38,433

Real Estate balance per schedule	$990,052	$1,129,485
Construction in progress	4,453	14,810
Other non-real estate	109	68
Balance per consolidated balance sheet	$994,614	$1,144,363

Accumulated depreciation per schedule	$33,048	$38,433
Other non-real estate	35	14
Balance per consolidated balance sheet	$33,083	$38,447