Form 10-Q
period 2024-03-31
Farmland Partners Inc.
filed 2024-05-01
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 25, 2024, 48,154,991 shares of the Registrant’s common stock (49,358,330 on a fully diluted basis, including 1,203,339 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2024 (Unaudited) and December 31, 2023

(in thousands, except par value and share data)

	March 31,	December 31,
	2024	2023
ASSETS
Land, at cost	$885,993	$869,848
Grain facilities	12,459	12,222
Groundwater	11,472	11,472
Irrigation improvements	41,345	41,988
Drainage improvements	10,315	10,315
Permanent plantings	42,286	39,620
Other	4,698	4,696
Construction in progress	1,795	4,453
Real estate, at cost	1,010,363	994,614
Less accumulated depreciation	(33,596)	(33,083)
Total real estate, net	976,767	961,531
Deposits	—	426
Cash and cash equivalents	6,228	5,489
Assets held for sale	26	28
Loans and financing receivables, net	31,170	31,020
Right of use asset	355	399
Accounts receivable, net	1,741	7,743
Derivative asset	1,602	1,707
Inventory	2,699	2,335
Equity method investments	4,053	4,136
Intangible assets, net	2,030	2,035
Goodwill	2,706	2,706
Prepaid and other assets	1,697	2,447
TOTAL ASSETS	$1,031,074	$1,022,002

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$380,890	$360,859
Lease liability	355	399
Dividends payable	2,964	13,286
Accrued interest	4,376	4,747
Accrued property taxes	2,523	1,898
Deferred revenue	9,889	2,149
Accrued expenses	3,659	7,854
Total liabilities	404,656	391,192

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	99,743	101,970

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 48,154,991 shares issued and outstanding at March 31, 2024, and 48,002,716 shares issued and outstanding at December 31, 2023	466	466
Additional paid in capital	577,648	577,253
Retained earnings	32,041	31,411
Cumulative dividends	(98,830)	(95,939)
Other comprehensive income	2,476	2,691
Non-controlling interests in operating partnership	12,874	12,958
Total equity	526,675	528,840

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$1,031,074	$1,022,002

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2024 and 2023

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2024	2023
OPERATING REVENUES:
Rental income	$10,207	$10,726
Crop sales	660	360
Other revenue	1,123	1,586
Total operating revenues	11,990	12,672

OPERATING EXPENSES
Depreciation, depletion and amortization	1,481	1,794
Property operating expenses	1,798	2,182
Cost of goods sold	541	946
Acquisition and due diligence costs	27	14
General and administrative expenses	2,627	2,606
Legal and accounting	333	244
Other operating expenses	36	49
Total operating expenses	6,843	7,835

OTHER (INCOME) EXPENSE:
Other (income)	(120)	(11)
(Income) loss from equity method investment	(77)	27
(Gain) loss on disposition of assets, net	86	(1,826)
(Income) from forfeited deposits	(1,205)	—
Interest expense	5,036	4,924
Total other expense	3,720	3,114

Net income before income tax (benefit) expense	1,427	1,723

Income tax expense	19	9

NET INCOME	1,408	1,714

Net (income) attributable to non-controlling interests in operating partnership	(35)	(38)

Net income attributable to the Company	1,373	1,676

Dividend equivalent rights allocated to performance-based unvested restricted shares	(2)	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	(22)	(16)
Distributions on Series A Preferred Units	(743)	(803)

Net income available to common stockholders of Farmland Partners Inc.	$606	$857

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.01	$0.02
Diluted net income available to common stockholders	$0.01	$0.02
Basic weighted average common shares outstanding	47,704	54,007
Diluted weighted average common shares outstanding	47,704	54,007
Dividends declared per common share	$0.06	$0.06

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2024 and 2023

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Net income	$1,408	$1,714
Amortization of other comprehensive income	—	198
Net change associated with current period hedging activities	(215)	(581)
Comprehensive income	1,193	1,331
Comprehensive (loss) attributable to non-controlling interests	(35)	(38)
Comprehensive income attributable to Farmland Partners Inc.	$1,158	$1,293

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2024 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2023	48,003	$466	$577,253	$31,411	$(95,939)	$2,691	$12,958	$528,840
Net income	—	—	—	1,373	—	—	35	1,408
Issuance of stock	3	—	34	—	—	—	—	34
Grant of unvested restricted stock	165	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(16)	—	(177)	—	—	—	—	(177)
Stock-based compensation	—	—	491	—	—	—	—	491
Dividends accrued and paid	—	—	—	(743)	(2,891)	—	(72)	(3,706)
Net change associated with current period hedging transactions	—	—	—	—	—	(215)	—	(215)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	47	—	—	—	(47)	—
Balance at March 31, 2024	48,155	$466	$577,648	$32,041	$(98,830)	$2,476	$12,874	$526,675

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2023 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2022	54,318	$531	$647,346	$3,567	$(73,964)	$3,306	$13,218	$594,004
Net income	—	—	—	1,676	—	—	38	1,714
Issuance of stock	5	—	54	—	—	—	—	54
Grant of unvested restricted stock	223	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(3)	—	(36)	—	—	—	—	(36)
Stock-based compensation	—	—	405	—	—	—	—	405
Dividends accrued and paid	—	—	—	(803)	(3,185)	—	(74)	(4,062)
Net change associated with current period hedging transactions and amortization of other comprehensive (loss)	—	—	—	—	—	(383)	—	(383)
Repurchase and cancellation of shares	(1,458)	(15)	(14,577)	—	—	—	—	(14,592)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	17	—	—	—	(17)	—
Balance at March 31, 2023	53,085	$516	$633,209	$4,440	$(77,149)	$2,923	$13,165	$577,104

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,408	$1,714
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	1,481	1,794
Amortization of deferred financing fees and discounts/premiums on debt	184	158
Amortization of net origination fees related to notes receivable	(4)	(6)
Stock-based compensation	491	405
(Gain) loss on disposition of assets, net	86	(1,826)
(Income) from forfeited deposits	(1,205)	—
(Income) loss from equity method investment	(77)	27
Bad debt expense	—	15
Amortization of dedesignated interest rate swap	—	162
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	4,389	3,246
(Increase) Decrease in interest receivable	(208)	(39)
(Increase) Decrease in other assets	1,175	906
(Increase) Decrease in inventory	(364)	96
Increase (Decrease) in accrued interest	(371)	(311)
Increase (Decrease) in accrued expenses	(3,453)	(1,794)
Increase (Decrease) in deferred revenue	7,739	10,712
Increase (Decrease) in accrued property taxes	626	580
Net cash and cash equivalents provided by operating activities	11,897	15,839

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(16,255)	(141)
Real estate and other improvements	(86)	(1,092)
Distributions from equity method investees	161	—
Collections of principal on loans	62	7
Proceeds from sale of property	1,621	7,137
Net cash and cash equivalents provided by (used in) investing activities	(14,497)	5,911

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	30,001	14,001
Repayments on mortgage notes payable	(10,134)	(9,850)
Issuance of stock	34	54
Common stock repurchased	—	(14,591)
Payment of debt issuance costs	(20)	(137)
Payment of swap fees	(109)	(73)
Dividends on common stock	(12,961)	(3,259)
Shares withheld for income taxes on vesting of equity-based compensation	(177)	(36)
Distributions on Series A preferred units	(2,970)	(3,210)
Distributions to non-controlling interests in operating partnership, common	(325)	(74)
Net cash and cash equivalents provided by (used in) financing activities	3,339	(17,175)

Net increase in cash and cash equivalents	739	4,575
Cash and cash equivalents, beginning of period	5,489	7,654
Cash and cash equivalents, end of period	$6,228	$12,229

Cash paid during period for interest	$5,574	$5,188
Cash paid during period for taxes	$—	$—

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2024 and 2023

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$2,892	$3,185
Dividend payable, common units	$72	$74
Distributions payable, Series A preferred units	$743	$803
Additions to real estate improvements included in accrued expenses	$712	$205
Swap fees payable included in accrued interest	$36	$36
Prepaid property tax liability acquired in acquisitions	$32	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$13	$563

See accompanying notes.

Farmland Partners Inc.

Notes to the Unaudited Financial Statements as of March 31, 2024

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2024, FPI owned a 97.5% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of March 31, 2024, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 11 properties (see “Note 4—Related Party Transactions”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of March 31, 2024, the Company owned a portfolio of approximately 134,700 acres of farmland, which is consolidated in these financial statements. In addition, as of March 31, 2024, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 42,700 acres of farmland (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of March 31, 2024, the TRS performed direct farming operations on 2,103 acres of farmland owned by the Company located in California.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited. The accompanying financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024. Operating results for the three months ended March 31, 2024 are not necessarily indicative of actual operating results for the entire year ending December 31, 2024.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates for a variety of reasons, including, without limitation, the impacts of public health crises, the war in Ukraine and the ongoing conflict in the Middle East, substantially higher prices for oil and gas and substantially increased interest rates, and their effects on the domestic and global economies. We are unable to quantify the ultimate impact of these factors on our business.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($178.9 million as of March 31, 2024), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets that management believes could be readily liquidated if necessary to fund any immediate liquidity needs. As of March 31, 2024, the Company had $380.9 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $976.8 million.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of March 31, 2024 and December 31, 2023. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate.

As of March 31, 2024 and December 31, 2023, inventory consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Harvested crop	$—	$246
Growing crop	2,699	2,089
	$2,699	$2,335

Goodwill and Intangible Assets

During the three months ended March 31, 2024, the Company did not incur any impairment charges related to goodwill.

The Company recorded amortization of customer relationships of less than $0.1 million during each of the three months ended March 31, 2024 and 2023.

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

The following table presents rental income that is disaggregated by revenue source for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
(in thousands)	2024	2023
Fixed Farm Rent	$8,624	$8,794
Solar, Wind and Recreation Rent	653	770
Tenant Reimbursements	721	1,038
Variable Rent	209	124
	$10,207	$10,726

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2024 and December 31, 2023, the Company had $9.9 million and $2.1 million, respectively, in deferred revenue. Both periods included a deferred gain of approximately $2.1 million in connection with the sale of two properties that occurred during the three months ended December 31, 2023, whereby the Company provided approximately $9.5 million of seller financing. The deferred gain will be recognized at such time as we consider collection of the seller financing to be probable under applicable accounting standards.

The majority of the Company’s revenue is derived from rental income. The Company elected an accounting policy to account for both its lease and non-lease components (specifically, tenant reimbursements) as a single lease component under Accounting Standards Codification (“ASC”) 842, Lease Accounting.

The following sets forth a summary of rental income recognized during the three months ended March 31, 2024 and 2023:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2024	2023
Leases in effect at the beginning of the year	$9,136	$10,446
Leases entered into during the year	1,071	280
	$10,207	$10,726

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of March 31, 2024, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2024 and each of the next four years and thereafter as of March 31, 2024 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2024 (remaining nine months)	$16,351
2025	24,114
2026	18,020
2027	8,229
2028	3,885
Thereafter	49,377
$119,976

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. During the three months ended March 31, 2024 and 2023, revenues from the sale of harvested crops recognized were $0.7 million and $0.4 million, respectively. The cost of harvested crops sold was $0.5 million and $0.9 million, respectively, during the three months ended March 31, 2024 and 2023. Harvested crops delivered under marketing contracts are recorded using the fixed price of the marketing contract at the time of delivery to a grain or packing facility. Harvested crops delivered without a marketing contract are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the auction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties and includes them in deferred revenue until they are earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023.

The following table presents other revenue that is disaggregated by revenue source for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
(in thousands)	2024	2023
Auction and brokerage fees	$282	$336
Crop insurance proceeds	—	595
Property management income	229	186
Other (e.g., interest income)	612	469
	$1,123	$1,586

Note 3—Concentration Risk

Credit Risk

For the three months ended March 31, 2024, the Company had no significant tenants representing a tenant concentration of 10% or greater of period revenue. Revenue for the three months ended March 31, 2024 is not necessarily indicative of actual revenue for the entire year ending December 31, 2024. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater revenue in that quarter and for the year. If a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2024 and 2023, and the fixed and variable rent recorded by the Company for the three months ended March 31, 2024 and 2023 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm (2)	2024	2023	2024	2023
Corn Belt	34.5%	28.8%	46.7%	43.5%
Delta and South	19.6%	19.2%	10.8%	12.9%
High Plains	16.2%	20.2%	6.4%	9.8%
Southeast	21.4%	24.7%	21.9%	24.5%
West Coast	8.3%	7.1%	14.2%	9.3%
	100.0%	100.0%	100.0%	100.0%
(1)

Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent revenue, regional comparisons by rental income are not fully representative of each region’s income-producing capacity until a full year is taken into account.

(2)

Corn Belt includes farms located in Illinois, Indiana, Iowa, Missouri, eastern Nebraska and Ohio. Delta and South includes farms located in Arkansas, Louisiana, Mississippi and Oklahoma. High Plains includes farms located in Colorado, Kansas and Texas. Southeast includes farms located in Florida, North Carolina and South Carolina. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Executive Chairman. The private plane was generally utilized when commercial air travel was not readily available or practical to and from a particular location. The Company incurred no costs during either of the three months ended March 31, 2024 or 2023 to American Ag Aviation for use of the aircraft in accordance with the lease agreement. Generally, costs are recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations. In November 2023, the lease agreement was terminated due to American Ag Aviation’s disposition of its private plane.

On January 20, 2021, the Company entered into property sale and long-term management agreements with the OZ Fund. The OZ Fund is a Delaware limited liability company whose manager is the brother of Thomas P. Heneghan, who was one of the Company's independent directors until April 29, 2024. Mr. Heneghan has an indirect investment in the OZ Fund. As of each of March 31, 2024 and December 31, 2023, the Company had a 9.97% interest in the OZ Fund. The aggregate balance of the Company’s equity method investment in the OZ Fund was approximately $4.1 million, including aggregate capital contributions of $1.7 million, as of March 31, 2024 and December 31, 2023. The Company has received aggregate distributions of $0.2 million and less than $0.1 million, respectively, from inception of the joint venture through

March 31, 2024 and December 31, 2023. The Company’s capital contributions are capped at $4.3 million. The Company earned management fees of $0.1 million during each of the three months ended March 31, 2024 and 2023, respectively.

Note 5—Real Estate

During the three months ended March 31, 2024, the Company completed acquisitions of three properties in the Corn Belt region. Aggregate consideration for these acquisitions totaled $16.3 million. No intangible assets were acquired through these acquisitions.

During the three months ended March 31, 2023, the Company completed one acquisition in the Corn Belt region. Aggregate consideration for this acquisition totaled $0.1 million. No intangible assets were acquired through this acquisition.

During the three months ended March 31, 2024, the Company had no property dispositions. In addition, during the three months ended December 31, 2023, the Company recorded a deferred gain of approximately $2.1 million in connection with the sale of two properties, whereby the Company provided approximately $9.5 million of seller financing. The deferred gain will be recognized at such time as we consider collection of the seller financing to be probable under applicable accounting standards.

During the three months ended March 31, 2023, the Company completed two dispositions in the Delta and South region. The Company received cash consideration for these dispositions totaling $7.1 million and recognized an aggregate gain on sale of $1.8 million.

During the three months ended March 31, 2024 and 2023, the Company incurred an immaterial amount of costs related to acquisitions and due diligence.

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

As of March 31, 2024 and December 31, 2023, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	March 31, 2024	December 31, 2023	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$207	$210	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,842	1,900	3/3/2025
Mortgage Note (3)	Principal due at maturity & interest due quarterly	1,800	1,800	11/17/2028
Mortgage Note (4)	Principal due at maturity & interest due semi-annually	8,009	8,009	12/28/2024
Mortgage Note (5)	Principal due at maturity & interest due semi-annually	1,491	1,491	12/28/2024
Mortgage Note (6)	Principal due at maturity & interest due monthly	500	500	6/30/2025
Total outstanding principal		13,849	13,910
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	5,926	5,920	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	4,498	4,498	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	3,564	3,563	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	3,235	3,237	11/17/2037
Total financing receivable		17,223	17,218
Interest receivable (net prepaid interest and points)		266	60
Allowance for credit losses		(168)	(168)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$31,170	$31,020
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The note is secured against farmland properties.
(2)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
(3)	On November 17, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(4)	On December 28, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(5)	On December 28, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(6)	On December 28, 2023, the Company entered into a loan agreement secured by farmland and a feedlot in connection with a property disposition.
(7)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated its credit losses on its loan balances in accordance with ASC 326 to be less than $0.1 million as of March 31, 2024 and December 31, 2023. Additionally, the Company has recorded an allowance for credit losses on its financing receivables of less than $0.1 million as of March 31, 2024 and December 31, 2023. The Company recorded no credit loss expense related to interest receivables during the three months ended March 31, 2024 and 2023, respectively. There were no charge-offs or recoveries for the three months ended March 31, 2024 and 2023. In addition, as of March 31, 2024, all payments under loans and financing receivables have been received in accordance with the agreements.

The following tables detail the allowance for credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$14,115	$(76)	$14,039	0.54%
Financing Receivables	17,223	(92)	17,131	0.53%
Totals	$31,338	$(168)	$31,170	0.54%

	December 31, 2023
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$13,970	$(76)	$13,894	0.54%
Financing Receivables	17,218	(92)	17,126	0.53%
Totals	$31,188	$(168)	$31,020	0.54%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Balance at beginning of period	$(168)	$(92)
Initial allowance for financing receivables	—	—
Initial allowance for loan receivables	—	—
Current period change in credit allowance	—	—
Charge-offs	—	—
Recoveries	—	—
Balance at end of period	$(168)	$(92)

The collateral for the mortgage notes receivable consists of real estate and personal property.

The Company estimates the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of March 31, 2024 and December 31, 2023, the estimated fair value of the loans and financing receivables was $24.3 million and $24.5 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of March 31, 2024 and December 31, 2023, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	March 31,	Interest Rate	Adjustment	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	2024	Terms	Date	2024	2023	Date	2024
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$13,827	$13,827	April 2025	$19,478
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	11,160	11,160	April 2025	8,258
Farmer Mac Facility	Monthly	6.83%	SOFR + 1.50%	N/A	55,000	30,000	December 2025	92,800
MetLife Term Loan #1	Semi-annual	5.55%	Fixed	N/A	72,586	72,585	March 2026	102,171
MetLife Term Loan #4	Semi-annual	5.55%	Fixed for 3 years	March 2026	5,757	5,756	June 2026	9,534
MetLife Term Loan #5	Semi-annual	5.63%	Fixed for 3 years	January 2026	5,179	5,179	January 2027	7,383
MetLife Term Loan #6	Semi-annual	5.55%	Fixed for 3 years	February 2026	21,726	21,726	February 2027	26,230
MetLife Term Loan #7	Semi-annual	5.87%	Fixed for 3 years	June 2026	15,434	15,434	June 2027	29,770
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	3.20%	Fixed for 3 years	May 2024 (3)	16,800	16,800	May 2028	33,720
MetLife Term Loan #10	Semi-annual	6.36%	Fixed	N/A	48,986	48,986	October 2030	94,684
MetLife Term Loan #11	Semi-annual	2.85%	Fixed for 3 years	October 2024	12,750	12,750	October 2031	27,497
MetLife Term Loan #12	Semi-annual	3.11%	Fixed for 3 years	December 2024	14,359	14,359	December 2031	14,784
MetLife Facility	Quarterly	7.45%	SOFR + 2.10%	N/A	—	—	October 2027	112,630
Rabobank (1)	Semi-annual	7.16%	SOFR + 1.81%	March 2026 (2)	45,399	45,533	March 2028	90,237
Rutledge Facility	Quarterly	7.13%	SOFR + 1.80%	April 2024 (2)	—	5,000	March 2027	182,157
Total outstanding principal					382,963	363,095		$961,375
Debt issuance costs					(2,073)	(2,236)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$380,890	$360,859
(1)	The Company has an interest rate swap agreement with Rabobank for $33.2 million notional of fixed SOFR at 2.114% until March 2026 for a weighted average rate of approximately 4.7% (see “Note 10—Hedge Accounting”). After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 26.2% to 17.5%.
(2)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms.”
(3)	Effective May 5, 2024, MetLife Term Loan #9 will reprice to 6.37%.

Farmer Mac Debt

As of March 31, 2024 and December 31, 2023, the Operating Partnership had approximately $80.0 million and $55.0 million, respectively, in aggregate principal amount outstanding under the bond purchase agreement entered into in

October 2022 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), and $18.1 million and $43.1 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bear fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR + 1.50% on drawn amounts and an unused commitment fee of 0.20%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum loan-to-value ratio of not more than 60%. The Company was in compliance with all applicable covenants at March 31, 2024. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Term Debt

As of March 31, 2024 and December 31, 2023, the Company had $257.6 million in aggregate principal amount outstanding under the credit agreements between Metropolitan Life Insurance Company (“MetLife”) and certain of the Company’s subsidiaries (collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a $75.0 million credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to three-month term SOFR plus 210 basis points. As of March 31, 2024, no amounts had been borrowed and all $75.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in October 2022 (the “MetLife Facility”). As of March 31, 2024, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

On each adjustment date for MetLife Term Loans #1 and 4-9, MetLife may, at its option, adjust the rate of interest to any rate of interest determined by MetLife consistent with rates for substantially similar loans secured by real estate substantially similar to the collateral. For MetLife Term Loan #11, the interest rate will be adjusted to the greater of the three-year U.S. treasury rate plus 2.20% or 2.85%. For MetLife Term Loan #12, the interest rate will be adjusted to the greater of the three-year U.S. treasury rate plus 2.10% or 2.75%. At the time of rate adjustment, the Company may make a prepayment equal to the unpaid principal balance for each of the MetLife loans. Otherwise, the Company may make a prepayment equal to 20% to 50% of the unpaid principal balance (depending on the tranche of debt) during a calendar year without penalty.

Rabobank Mortgage Note

As of March 31, 2024 and December 31, 2023, the Company and the Operating Partnership had $45.4 million and $45.5 million in aggregate principal amount outstanding, respectively, under a mortgage note with Rabobank (the “Rabobank Mortgage Note”). The Company was in compliance with all covenants under the Rabobank Mortgage Note as of March 31, 2024. The credit agreement was amended in March 2024 to eliminate the $2.1 million of annual amortization.

Rutledge Facility

As of March 31, 2024 and December 31, 2023, the Company and the Operating Partnership had $0.0 million and $5.0 million in aggregate principal amount, respectively, outstanding under a credit agreement (the “Rutledge Facility”) with Rutledge Investment Company (“Rutledge”). Each February, the facility size decreases by 2.5% of original total facility size. As a result of the February 2024 decrease, in addition to further reductions in connection with the disposition of certain properties that served as collateral for the Rutledge Facility, as of March 31, 2024 the total facility size was $85.8 million. As of March 31, 2024, $85.8 million remained available under the Rutledge Facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

The interest rate for the credit facility is based on three-month SOFR, plus an applicable margin. The applicable margin for the credit facility is 1.80% to 2.25%, depending on the applicable pricing level in effect. Since April 1, 2023, the applicable margin has been 1.80%. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants.

LIBOR

On July 1, 2023, the Rabobank Mortgage Note, the Company’s only remaining indebtedness with a maturity date beyond 2023 that had exposure to LIBOR, was converted to a SOFR-based instrument. Accordingly, as of March 31, 2024, the Company did not have any indebtedness with a maturity date beyond 2023 that has exposure to LIBOR.

Debt Issuance Costs

Costs incurred by the Company in obtaining debt are deducted from the face amount of mortgage notes and bonds payable. Debt issuance costs are amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the related indebtedness. Any unamortized amounts upon early repayment of mortgage notes payable are written off in the period in which repayment occurs. Fully amortized deferred financing fees are removed from the balance sheet upon maturity or repayment of the underlying debt. Accumulated amortization of deferred financing fees was $2.1 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively.

Aggregate Maturities

As of March 31, 2024, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2024 (remaining nine months)	$—
2025	79,987
2026	78,343
2027	42,339
2028	62,199
Thereafter	120,095
$382,963

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2024 and December 31, 2023, the fair value of the mortgage notes payable was $365.6 million and $349.1 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

Office Leases

The Company has seven leases in place for office space and office equipment with payments ranging between $181 and $13,711 per month and lease terms expiring between November 2024 and December 2025. The Company recognizes right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 3.35% to 7.56%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. During each of the three months ended March 31, 2024 and 2023, the Company’s total lease cost was $0.07 million. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2024 (remaining nine months)	$190
2025	212
2026	—
2027	—
2028	—
Thereafter	—
Total lease payments	402
Less: imputed interest	(47)
Lease liability	$355

Litigation

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023, and Sabrepoint filed a reply in support of its petition on January 25, 2024. On February 16, 2024, the Texas Supreme Court requested a briefing on the merits, with petitioner’s opening brief due May 1, 2024. The Company remains confident that it will ultimately be permitted to proceed with its claims against Sabrepoint.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of March 31, 2024, the Company had an approximate aggregate net book value of $5.1 million related to assets with unexercised repurchase options. As of December 31, 2023, the Company had received payments totaling $3.5 million related to an exercised repurchase option on a property. The repurchase option and the lease agreement were terminated by mutual agreement during the three months ended March 31, 2024, whereby the Company received a lease termination fee of $0.8 million which was recorded within rental income and retained approximately $1.2 million which was recorded in income from forfeited deposits during the three months ended March 31, 2024.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Company’s Board of Directors (the “Board of Directors”) each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company has an accrued liability for safe harbor contributions of approximately $0.1 million as of December 31, 2023 and March 31, 2023.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of March 31, 2024 and December 31, 2023, FPI owned 97.5% and 97.6% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 2.5% and 2.4% interests, respectively, were held in the form of Common units and comprised non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after the 12-month anniversary of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the three months ended March 31, 2024, there were no redemptions of Common units. During the year ended December 31, 2023, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million. There were approximately 1.2 million outstanding Common units eligible to be tendered for redemption as of each of March 31, 2024 and December 31, 2023.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in the parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in a decrease to the non-controlling interest in the Operating Partnership by less than $0.1 million during each of the three months ended March 31, 2024 and 2023 with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. As of March 31, 2024, 99,000 Series A preferred units were outstanding. The total liquidation value of such preferred units as of March 31, 2024 and December 31, 2023 was $99.7 million and $102.0 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2024 and 2023:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2022	107	$110,210
Distribution paid to non-controlling interest	—	(3,210)
Accrued distributions to non-controlling interest	—	803
Redemption of Series A preferred units	—	—
Balance at March 31, 2023	107	$107,803

Balance at December 31, 2023	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	743
Redemption of Series A preferred units	—	—
Balance at March 31, 2024	99	$99,743

Distributions

The Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended March 31, 2024 and 2023:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2024	January 2, 2024	January 2, 2024	January 16, 2024	$0.0600

2023	January 2, 2023	January 2, 2023	January 17, 2023	$0.0600

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

In connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company had accrued $0.7 million in distributions payable as of March 31, 2024. The distributions are payable annually in arrears on January 15 of each year.

Share Repurchase Program

On March 15, 2017, the Board of Directors approved a program to repurchase up to $25.0 million in shares of the Company’s common stock. On August 1, 2018, the Board of Directors increased the authority under the share repurchase program by an aggregate of $30.0 million. On November 7, 2019, the Board of Directors increased the authority under the program by an additional $50.0 million. On May 3, 2023, the Board of Directors approved a $75.0 million increase. On November 1, 2023, the Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet.

During the three months ended March 31, 2024, the Company repurchased no shares of its common stock, and as of March 31, 2024, the Company had approximately $83.3 million of capacity remaining under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of March 31, 2024, there were 0.2 million shares available for future grants under the Plan.

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

From time to time, the Company may award time-based and performance-based restricted shares of its common stock under the Plan, as compensation to officers, employees, non-employee directors and non-employee consultants. The shares of restricted stock vest generally over a period of time and/or upon the achievement of certain performance conditions, as applicable, as determined by the compensation committee of the Board of Directors at the date of grant. Performance-based restricted shares are based upon the Company’s total shareholder return measured on an absolute basis, and relative to an index, and are subject to continued employment. The number of shares of common stock that may be ultimately earned following the end of the cumulative performance period ranges from 0% to 150% of the target number of performance-based restricted shares granted. The Company recognizes compensation expense for awards issued to officers, employees and non-employee directors for restricted shares of common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures. The Company recognizes compensation expense for awards issued to non-employee consultants in the same period and in the same manner as if the Company paid cash for the underlying services.

A summary of the non-vested restricted shares as of March 31, 2024 and 2023 is as follows:

	Time-based		Performance-based
		Weighted		Weighted
	Number of	average grant	Number of	average grant
(shares in thousands)	shares	date fair value	shares	date fair value
Unvested at December 31, 2022	260	$10.88
Granted	223	10.90
Vested	(124)	10.05
Forfeited	—	—
Unvested at March 31, 2023	359	$11.19

Unvested at December 31, 2023	347	$11.15	—	$—
Granted	165	11.29	39	7.36
Vested	(152)	11.23	—	—
Forfeited	—	—	—	—
Unvested at March 31, 2024	360	$11.18	39	$7.36

The grant-date fair values of performance-based restricted shares were based on specified absolute and relative total stockholder return goals measured over a three-year performance period. The Company used Monte Carlo simulations, which use a probabilistic approach for estimating the fair values of the awards. Expected volatilities were derived from the volatility of the historical prices of the Company and the comparative index. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government securities with remaining terms corresponding to the service periods of the performance-based restricted shares. A dividend yield was based on historical dividend yields for the Company and the comparative index.

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $0.5 million and $0.5 million, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there were $4.0 million and $2.3 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 2.4 years.

At-the-Market Offering Program (the “ATM Program”)

On May 6, 2022, the Company entered into equity distribution agreements under which the Company may issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). The ATM Program expired on April 9, 2024 in connection with the expiration of the Company’s shelf registration statement as described elsewhere in this Quarterly Report on Form 10-Q.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.0 million and less than $0.1 million in offering costs during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had $0.0 million in deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is shown below. Diluted earnings (loss) per share includes the impact of unvested restricted shares and Series A preferred units, if dilutive.

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2024	2023
Numerator for net income per share - basic:
Net income available to common stockholders of Farmland Partners Inc.	$606	$857

Numerator for net income per share - diluted:
Net income available to common stockholders of Farmland Partners Inc.	$606	$857
Dividend equivalent rights allocated to performance-based unvested restricted shares	—	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	—	—
Distributions on Series A preferred units	—	—
Numerator for net income per share - diluted:	$606	$857

Denominator:
Weighted-average number of common shares - basic	47,704	54,007
Unvested time-based restricted shares	—	—
Unvested performance-based restricted shares	—	—
Redeemable non-controlling interest	—	—
Weighted-average number of common shares - diluted (1)	47,704	54,007

Income per share attributable to common stockholders - basic	$0.01	$0.02
Income per share attributable to common stockholders - diluted	$0.01	$0.02
(1)	The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.2 million during each of the three months ended March 31, 2024 and 2023.

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

Denominator:

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if-converted basis if they are dilutive. For the three months ended March 31, 2024, these shares were not included in the diluted earnings per share calculation as they would have been anti-dilutive.

For the three months ended March 31, 2024 and 2023, diluted weighted average common shares do not include the impact of unvested compensation-related shares as they would have been anti-dilutive.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023
Shares	47,795	47,656
Common Units	1,203	1,203
Unvested Restricted Stock Awards	360	347
	49,358	49,206

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of March 31, 2024 and December 31, 2023, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). During the three months ended March 31, 2024 and 2023, amortization was $0.0 million and $0.2 million, respectively. The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during each of the three months ended March 31, 2024 and 2023 were $0.1 million.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. The qualitative assessment may indicate that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective as of March 31, 2024.

As of March 31, 2024, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $33.2 million.

The fair value of the Company’s derivative instrument on a recurring basis is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$1,602

The effect of derivative instruments on the consolidated statements of operations for the periods ended March 31, 2024 and 2023 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The net change associated with current period hedging transactions was ($0.2) million and ($0.4) million for the three months ended March 31, 2024 and 2023, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.0 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2024. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Beginning accumulated derivative instrument gain or loss	$2,691	$3,306
Net change associated with current period hedging transactions	(215)	(813)
Amortization of frozen AOCI on de-designated hedge	—	198
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$2,476	$2,691

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the three months ended
($ in thousands)	March 31, 2024	March 31, 2023
United States	$(972)	$84
International	—	—
Total	$(972)	$84

The federal and state income tax provision (benefit) is summarized as follows:

	For the three months ended
($ in thousands)	March 31, 2024	March 31, 2023
Current:
Federal	$—	$1
State	—	1
Total Current Tax (Benefit) Expense	$—	$2
Deferred:
Federal	19	7
Total Tax Expense	$19	$9

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of March 31, 2024 and December 31, 2023 are as follows:

($ in thousands)	March 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss	$2,214	$1,996
Stock Compensation	8	5
Deferred Revenue	79	3
Charitable Contributions	4	4
Total deferred tax assets	$2,305	2,008
Deferred tax liabilities:
Fixed assets	$(21)	$(15)
Intangible Assets	(203)	(181)
Total deferred tax liabilities	$(224)	$(196)
Valuation Allowance	(2,140)	(1,851)
Net deferred taxes	$(59)	$(39)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period.  Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $0.3 million during the three months ended March 31, 2024. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

Net operating losses and tax credit carryforwards as of March 31, 2024 are as follows:

($ in thousands)	March 31, 2024	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$8,490	Does not expire
Net operating losses, state	$6,189	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Tax (Benefit) Expense		Tax Rate
	For the three months ended March 31,		For the three months ended March 31,
($ in thousands	2024	2023	2024	2023
Statutory Rate	$(204)	$18	21.00%	21.00%
State Tax	(68)	5	7.00%	6.03%
Valuation Allowance	291	(14)	(29.95)%	(16.12)%
	$19	$9	(1.95)%	10.91%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On April 29, 2024, the Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on July 15, 2024 to stockholders and unitholders of record as of July 1, 2024.

Borrowings on Credit Facilities

Subsequent to March 31, 2024, the Company made borrowings of $5.0 million against the Company’s lines of credit.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities Exchange Commission (the “SEC”) on February 29, 2024, which is accessible on the SEC’s website at www.sec.gov. References to “the Company,” “we,” “our,” and “us” refer to Farmland Partners Inc. (“FPI”), a Maryland corporation, together with its consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which FPI is the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases and other transactions affecting our capitalization, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing war in Ukraine and the ongoing conflict in the Middle East and their impacts on our tenants’ businesses and the farm economy generally, changes in trade policies in the United States and other countries that import U.S. agricultural products, high inflation and elevated interest rates, the onset of an economic recession in the United States and other countries that impact the farm economy, extreme weather events, such as droughts, tornadoes, hurricanes or floods, the impact of future public health crises on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by law.

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of March 31, 2024, we owned farms with an aggregate of approximately 134,700 acres in Arkansas, California, Colorado, Florida, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina and Texas. In addition, as of March 31, 2024, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 42,700 acres, including farms in Iowa. As of March 31, 2024, approximately 70% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 30% was used to produce specialty crops, such as almonds, pistachios, citrus, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming and agricultural real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2024, FPI owned 97.5% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of March 31, 2024:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt (2)	46,414	26,838	73,252
Delta and South	26,427	8,763	35,190
High Plains	21,831	1,380	23,211
Southeast	28,825	5,693	34,518
West Coast	11,189	—	11,189
	134,686	42,674	177,360
(1)	Corn Belt includes farms located in Illinois, Indiana, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas, Louisiana, Mississippi and Oklahoma. High Plains includes farms located in Colorado, Kansas and Texas. Southeast includes farms located in Florida, North Carolina and South Carolina. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

We intend to continue acquiring additional farmland that we believe provides opportunities for risk-adjusted investment returns consistent with our primary strategic objective. We also intend to continue to selectively dispose of assets when we believe we can redeploy the proceeds from such sales in a manner that enhances stockholder returns. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of March 31, 2024, the TRS directly operated 2,103 acres of farmland located in California.

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

Inflation and Interest Rates

Most of our farming leases have lease terms of three years for row crops and up to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses are borne largely by our tenants under the terms of their leases. We believe that inflationary increases in farmer profitability will continue to impact lease renegotiations upon renewals, as we experienced in the most recent renewal cycle in late 2023. Furthermore, high levels of inflation have prompted the Board of Governors of the United States Federal Reserve (the “Federal Reserve”) to increase the federal funds rate, which has led to a significant increase in market short- and long-term interest rates since the beginning of 2022. This increase in rates has significantly increased the cost of our floating rate debt and has also significantly increased the cost of certain of our MetLife debt with interest rates that have been reset since the beginning of 2022 and will reset again in 2024. The Federal Reserve may continue this policy of maintaining elevated rates, which would further increase interest expense for many businesses, including the Company.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021, 2022 and 2023, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases renegotiated under the robust market conditions experienced in 2021, 2022, and 2023 reflected significant rent increases. While the pace of appreciation and transaction volume slowed in 2023 and early 2024, these metrics remain strong relative to long-term trends.

We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators choose to rent additional acres of farmland when it becomes available in order to allocate their fixed costs over additional acres. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geographic area, even when the farmer anticipates lower profits returns or even short-term losses. As we move into an environment with lower grain prices, combined with higher interest rates, we are monitoring the financial health and liquidity of our tenants.

Lease Expirations

Farm leases are generally one to three years in duration. As of March 31, 2024, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2024 (remaining nine months)	41,941	31.1%	$10,869	31.5%
2025	21,381	15.9%	5,452	15.8%
2026	43,809	32.5%	9,748	28.2%
2027	14,898	11.1%	4,779	13.8%
2028	91	0.1%	59	0.2%
Thereafter	12,566	9.3%	3,651	10.5%
	134,686	100.0%	$34,558	100.0%

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

Crop prices are affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases can create a significant risk of price volatility. Changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts, such as the war in Ukraine and the ongoing conflict in the Middle East, or civil unrest also impact crop prices.

Interest Rates

The Federal Reserve has engaged in a series of significant increases in the federal funds rate, which is the rate the Federal Reserve charges member banks for overnight funds. These increases affect all borrowing rates, and for variable rate debt and debt with rates that reset periodically, such increases have a direct and relatively immediate impact.

As of March 31, 2024, $136.0 million of our outstanding indebtedness was subject to interest rates that reset before maturity (excluding our floating rate debt), of which $43.9 million was subject to interest rates that will be reset in 2024. As of March 31, 2024, the weighted average interest rate of the indebtedness subject to interest rate resets in 2024 was 3.07%.

At March 31, 2024, $100.4 million, or 26.2%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure to $67.2 million. After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased to 17.5%. Assuming no increase in the level of our variable rate debt spreads, if SOFR increased by 1.0%, our cash flow would decrease by approximately $0.7 million per year, and if SOFR decreased by 1.0%, our cash flow would increase approximately $0.7 million per year.

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

International Trade

After a 33% decrease in exports of corn for the 2022/2023 marketing year (September 2022 to August 2023), the U.S. Department of Agriculture (the “USDA”) estimates corn exports will be up 26% for the 2023/2024 marketing year (September 2023 to August 2024). After a 7% decrease in exports of soybeans for the 2022/2023 marketing year, the USDA estimates soybean exports will be down 15% for the 2023/2024 marketing year, due to competition from South American production and the strong U.S. Dollar.

According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States were China, Mexico, and Canada. Exports to China for fiscal year 2023 (October 2022 to September 2023) were $33.7 billion, down 7% from 2022. Exports to Canada were $27.9 billion, down 3% from 2022. Exports to Mexico were $28.2 billion, up 1% from 2022. Exports to China for fiscal year 2024 are forecast to decrease to $28.7 billion, while exports to Mexico and Canada are expected to increase slightly to $28.4 billion and $28.0 billion, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1—Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	For the three months ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
OPERATING REVENUES:
Rental income	$10,207	$10,726	$(519)	(4.8)%
Crop sales	660	360	300	83.3%
Other revenue	1,123	1,586	(463)	(29.2)%
Total operating revenues	11,990	12,672	(682)	(5.4)%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,481	1,794	(313)	(17.4)%
Property operating expenses	1,798	2,182	(384)	(17.6)%
Cost of goods sold	541	946	(405)	(42.8)%
Acquisition and due diligence costs	27	14	13	92.9%
General and administrative expenses	2,627	2,606	21	0.8%
Legal and accounting	333	244	89	36.5%
Other operating expenses	36	49	(13)	(26.5)%
Total operating expenses	6,843	7,835	(992)	(12.7)%

OTHER (INCOME) EXPENSE:
Other (income)	(120)	(11)	(109)	990.9%
(Income) loss from equity method investment	(77)	27	(104)	NM
(Gain) loss on disposition of assets, net	86	(1,826)	1,912	NM
(Income) from forfeited deposits	(1,205)	—	(1,205)	NM
Interest expense	5,036	4,924	112	2.3%
Total other expense	3,720	3,114	606	19.5%

Net income before income tax expense	1,427	1,723	(296)	(17.2)%

Income tax expense	19	9	10	111.1%

NET INCOME	$1,408	$1,714	$(306)	(17.9)%

NM=Not Meaningful

Our net income for the three months ended March 31, 2024 was affected partially by acquisitions and dispositions that occurred since the quarter ended March 31, 2023, as well as by higher crop sales, lower cost of goods sold, and income from forfeited deposits.

Rental income decreased $0.5 million, or 4.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, resulting primarily from dispositions that occurred in 2023, partially offset by increased variable rent.

Crop sales increased $0.3 million, or 83.3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was the result of a higher volume of walnut sales on our directly operated properties.

Other revenue decreased $0.5 million, or 29.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to a decrease of $0.6 million in crop insurance proceeds and $0.1 million in auction and brokerage revenue, partially offset by an increase of $0.2 million in management fees and interest income.

Depreciation, depletion and amortization decreased $0.3 million, or 17.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was a result of asset dispositions in 2023 and more assets becoming fully depreciated, partially offset by depreciable assets being placed into service.

Property operating expenses decreased $0.4 million, or 17.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, resulting from lower tax expenses, insurance and repairs.

Cost of goods sold decreased $0.4 million, or 42.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was the result of a lower volume of crop sold on citrus farms, partially offset by an increase in walnuts in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Acquisition and due diligence costs were negligible during the three months ended March 31, 2024 and remained relatively consistent compared to the three months ended March 31, 2023.

General and administrative expenses remained flat at $2.6 million for the three months ended March 31, 2024 and 2023.

Legal and accounting expenses remained relatively flat at $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Impairment of assets was negligible during the three months ended March 31, 2024 and remained relatively consistent compared to the three months ended March 31, 2023.

Other operating expenses were negligible during the three months ended March 31, 2024 and remained relatively consistent compared to the three months ended March 31, 2023.

Other income remained relatively flat at $0.1 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively.

(Income) loss from equity method investment remained relatively flat at $0.1 million and $0.0 million for the three months ended March 31, 2024 and 2023, respectively.

(Gain) loss on disposition of assets, net changed from gain on disposition of assets of $1.8 million for the three months ended March 31, 2023 to loss on disposition of assets of $0.1 million for the three months ended March 31, 2024. The loss on sale of assets during the three months ended March 31, 2024 was attributable to dispositions of fixed assets while the gain on sale of assets during the three months ended March 31, 2023 was attributable to dispositions of two properties, as well as the disposal of fixed assets.

(Income) from forfeited deposits was $1.2 million for the three months ended March 31, 2024 compared to $0.0 million for the three months ended March 31, 2023, due to the termination of a repurchase agreement and the retention of $1.2 million in earnest money payments.

Interest expense remained relatively flat at $5.0 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively.

Income tax expense was negligible during the three months ended March 31, 2024 and remained relatively consistent compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

High levels of inflation have prompted the Federal Reserve to increase interest rates which has resulted in, and may continue to result in, increased interest expense. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($178.9 million in availability as of March 31, 2024), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company.

On May 6, 2022, we entered into equity distribution agreements under which we issued and sold from time to time, through sales agents, shares of our common stock having an aggregate gross sales price of up to $100.0 million in an at-the-market offering program (the “ATM Program”). The ATM Program was intended to provide cost-effective financing alternatives in the capital markets. The ATM Program expired on April 9, 2024 in connection with the expiration of the Company’s shelf registration statement as described below. In connection with the expiration of the ATM Program, the Company intends to explore additional financing alternatives, including, without limitation, entry into another at-the-market offering program.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. Prior to April 9, 2024, we had an effective shelf registration statement whereby we could issue additional equity or debt securities, which we have done successfully in the past as described above. The Company’s shelf registration statement expired on April 9, 2024. In connection with such expiration, the Company anticipates that it will file another shelf registration statement with the SEC, pursuant to which it may issue and sell shares from time to time pursuant to a new at-the-market offering program as described above. The Company has no material debt maturities due before 2025.

During the three months ended March 31, 2024, we repurchased no shares of our common stock. We currently have authority to repurchase up to an aggregate of $83.3 million in additional shares of our common stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of March 31, 2024, refer to “Note 7—Mortgage Notes, Line of Credit and Bonds Payable” included in the financial statement section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(in thousands)	2024	2023
Net cash and cash equivalents provided by operating activities	$11,897	$15,839
Net cash and cash equivalents provided by (used in) investing activities	$(14,497)	$5,911
Net cash and cash equivalents provided by (used in) financing activities	$3,339	$(17,175)

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

As of March 31, 2024, we had $6.2 million of cash and cash equivalents compared to $12.2 million at March 31, 2023.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities decreased by $3.9 million primarily as a result of the following:

●	Receipt of $17.5 million in fixed rents, $0.7 million in variable rent and $2.9 million in tenant reimbursements for the three months ended March 31, 2024 as compared to the receipt of $20.4 million in fixed rents, $1.5 million in variable rents, and $1.6 million in tenant reimbursements for the three months ended March 31, 2023;
●	(Gain) loss on disposition of assets, net during the three months ended March 31, 2024 of $0.1 million as compared to $1.8 million during the three months ended March 31, 2023;
●	Income from forfeited deposits during the three months ended March 31, 2024 of $1.2 million as compared to $0.0 million during the three months ended March 31, 2023;
●	A change in accounts receivable of $4.4 million for the three months ended March 31, 2024 compared to $3.2 million for the three months ended March 31, 2023;
●	A change in accrued expenses of $(3.5) million for the three months ended March 31, 2024 compared to $(1.8) million for the three months ended March 31, 2023; and
●	A change in deferred revenue of $7.7 million for the three months ended March 31, 2024 compared to $10.7 million for the three months ended March 31, 2023.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by (used in) investing activities decreased by $20.4 million primarily as a result of the following:

●	Property acquisitions during the three months ended March 31, 2024 of $16.3 million as compared to $0.1 million during the three months ended March 31, 2023;
●	Property dispositions during the three months ended March 31, 2024 for cash consideration of $1.6 million as compared to $7.1 million during the three months ended March 31, 2023; and
●	A decrease of $1.0 million in real estate improvements during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Cash Flows from Financing Activities

Net cash and cash equivalents provided by (used in) financing activities increased by $20.5 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the three months ended March 31, 2024 of $30.0 million as compared to $14.0 million during the three months ended March 31, 2023;
●	Common stock repurchases during the three months ended March 31, 2024 of $0.0 million as compared to $14.6 million during the three months ended March 31, 2023; and
●	Dividends on common stock during the three months ended March 31, 2024 of $13.0 million as compared to $3.3 million during the three months ended March 31, 2023.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”)

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or Nareit. Nareit defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (or losses) from sales of depreciable operating property, real estate related depreciation, depletion and amortization (excluding amortization of deferred financing costs), impairment write-downs of depreciated property, and adjustments associated with impairment write-downs for unconsolidated partnerships and joint ventures. FFO is a supplemental non-GAAP financial measure. Management presents FFO as a supplemental performance measure because it believes that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate related depreciation and amortization and gains and losses from sales of depreciable operating properties, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We believe that, as a widely recognized measure of the performance of REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. The Company incurred an immaterial amount of acquisition and due diligence costs during the three months ended March 31, 2024 and 2023. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2024	2023
Net income	$1,408	$1,714
(Gain) loss on disposition of assets, net	86	(1,826)
Depreciation, depletion and amortization	1,481	1,794
FFO (1)	$2,975	$1,682

Stock-based compensation and incentive	525	459
Deferred impact of interest rate swap terminations	—	198
Real estate related acquisition and due diligence costs	27	14
Distributions on Preferred units and stock	(743)	(803)
AFFO (1)	$2,784	$1,550

AFFO per diluted weighted average share data:

AFFO weighted average common shares	49,278	55,567

Net income available to common stockholders of Farmland Partners Inc.	$0.01	$0.02
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.03	0.01
Depreciation, depletion and amortization	0.03	0.03
Impairment of assets	0.00	0.00
Stock-based compensation and incentive	0.01	0.01
(Gain) on disposition of assets, net	0.00	(0.03)
Distributions on Preferred units and stock	(0.02)	(0.01)
AFFO per diluted weighted average share (1)	$0.06	$0.03
(1)	The three months ended March 31, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2024	2023
Basic weighted average shares outstanding	47,704	54,007
Weighted average OP units on an as-if-converted basis	1,203	1,237
Weighted average time-based unvested restricted stock	359	323
Weighted average performance-based unvested restricted stock	12	—
AFFO weighted average common shares	49,278	55,567

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2024	2023
Net income	$1,408	$1,714
Interest expense	5,036	4,924
Income tax expense	19	9
Depreciation, depletion and amortization	1,481	1,794
(Gain) loss on disposition of assets, net	86	(1,826)
EBITDAre (1)	$8,030	$6,615

Stock-based compensation and incentive	525	459
Real estate related acquisition and due diligence costs	27	14
Adjusted EBITDAre (1)	$8,582	$7,088

__________________________________________________________________________________________________________________________________

(1)	The three months ended March 31, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement.

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

At March 31, 2024, $100.4 million, or 26.2%, of our debt had variable interest rates however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $33.2 million, which reduces floating rate exposure to $67.2 million. After adjusting the $33.2 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 26.2% to 17.5%. Assuming no increase in the level of our variable rate debt spreads, if SOFR increased by 1.0%, our cash flow would decrease by approximately $0.7 million per year, and if SOFR decreased by 1.0%, our cash flow would increase approximately $0.7 million per year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of March 31, 2024, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of March 31, 2024, there were no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, the Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, our Board of Directors approved a $75.0 million increase. On November 1, 2023, our Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. As of March 31, 2024, we had $83.3 million of capacity remaining under the program.

Issuer Purchases of Equity Securities

Our purchases of equity securities during the three months ended March 31, 2024, including repurchases under the share repurchase program are presented in the following table.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2024 - January 31, 2024	2	$11.31	—	$—	—	$83,283
February 1, 2024 - February 29, 2024	7	11.06	—	—	—	83,283
March 1, 2024 - March 31, 2024	6	11.15	—	—	—	83,283
Total	15	$—	—	$—	—

⁽¹⁾  The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees.

Subsequent to March 31, 2024, the Company did not repurchase any shares of common or preferred stock.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: May 1, 2024	/s/ Luca Fabbri
Luca Fabbri
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	/s/ James Gilligan
James Gilligan
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)