Form 10-K
period 2024-12-31
Farmland Partners Inc.
filed 2025-02-20
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $516,055,359 based on the closing sales price of $11.53 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 14, 2025, the registrant had 45,894,404 shares of common stock (47,097,743 on a fully diluted basis, including 1,203,339 Common Units of limited partnership interests in the registrant’s Operating Partnership) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2024.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases and other transactions affecting our capitalization, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing war in Ukraine and the ongoing conflicts in the Middle East and their impact on our tenants’ businesses and the farm economy generally, changes in trade policies in the United States and other countries who import U.S. agricultural products, high inflation and elevated interest rates, the onset of an economic recession in the United States and other countries that impact the farm economy, extreme weather events, such as droughts, tornadoes, hurricanes, wildfires or floods, the impact of future public health crises on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by law.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The following is an overview of the most significant risks to which we are exposed in the normal course of our business and which are discussed more fully in “Item 1A. Risk Factors” herein. These risks include, but are not limited to, the following:

•	Our business is dependent in part upon the profitability of our tenants' farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.

•	We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues, and restrict our ability to pay distributions to our stockholders.

•	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

•	Increases in benchmark interest rates will increase our borrowing costs, which will negatively impact our financial condition, results of operations, growth prospects and ability to make distributions to stockholders.

•	Increases in interest rates will increase our tenants’ borrowing costs and may make it more difficult for them to obtain credit.

•	Global economic conditions, including elevated levels of inflation, supply chain disruptions and trade policies affecting imports and exports, could materially and adversely affect our and our tenants’ operations.

•	Approximately 60% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

•	Approximately 40% of our portfolio is comprised of properties used to grow permanent/specialty crops such as almonds, pistachios, citrus, avocados, strawberries, and edible beans, which have a higher risk profile than farmland used for annual row crops.

•	Our farms are exposed to the possibility of extreme weather events, such as droughts, tornadoes, hurricanes, wildfires and floods, which could damage the farmland and equipment, adversely affect crop yields and the ability of farmers to pay rent to us or adversely impact the financing of such properties.

•	Investments in farmland used for permanent/specialty crops have a different risk profile than farmland used for annual row crops.

•	Our failure to continue to identify and consummate suitable acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which could materially and adversely affect our results of operations and cash available for distribution to our stockholders.

•	We do not intend to continuously monitor and evaluate tenant credit quality, and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position.

•	Our short-term leases make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases, which could have a material adverse effect on our results of operations and ability to make distributions to our stockholders.

•	We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional properties, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

•	Laws in certain states where we own property prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.

•	We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, which could have a material adverse effect on us.

•	We may be required to permit the owners of certain third-party access rights on our properties to enter and occupy parts of the properties, including owners of mineral rights and power generation and transportation infrastructure, which could materially and adversely impact the rental value of our properties.

•	We have previously been subject to, and may in the future be subject to, litigation or threatened litigation, which may require us to pay damages and expenses or restrict the operation of our business.

•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

•	Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which may delay, defer or prevent a transaction that our stockholders believe to be in their best interests.

•	Our Board of Directors may change our strategies, policies and procedures without stockholder approval.

•	Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

•	Failure to maintain qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

•	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier or later than we wish.

•	We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

•	We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2024, FPI owned a 97.5% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI.

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of December 31, 2024, we owned farms with an aggregate of approximately 93,500 acres in Arkansas, California, Colorado, Illinois, Indiana, Kansas, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of December 31, 2024, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 48,300 acres of farmland, including farms in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, North Carolina, Ohio and South Carolina. As of December 31, 2024, the Operating Partnership owned a 9.97% equity interest in Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), an unconsolidated equity method investment, that holds 11 properties (see “Note 1—Organization and Significant Accounting Policies—Equity Method Investments”). As of December 31, 2024, approximately 60% of our owned portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 40% was used to produce specialty crops, such as almonds, pistachios, citrus, avocados, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, we offer a loan program (the “FPI Loan Program”) pursuant to which we make loans to third-party farmers (both tenant and non-tenant) and landowners to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming, agricultural and other real estate related projects.

FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), is a taxable REIT subsidiary that was formed to provide volume purchasing services to the Company’s tenants and to directly operate farms under certain circumstances. As of December 31, 2024, the TRS performed direct farming operations on 2,103 acres of permanent crop farmland owned by the Company located in California.

FPI strategically seeks opportunities to promote environmentally friendly usage of our farmland. We have long-term lease arrangements on certain farm properties pursuant to which operators engage in solar and wind energy production. As of December 31, 2024, 11 of our farms, which collectively comprised approximately 8,050 acres, had leases for operational or under-construction renewable energy production, and 10 of our farms, which collectively comprise approximately 4,330 acres, had options for potential future solar or wind development and operating lease. Refer to “–Sustainability” for more information.

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

Full Year 2024 Highlights

During 2024:

●	Net income increased 94% from $31.7 million for the year ended December 31, 2023 to $61.5 million for the year ended December 31, 2024;
●	Adjusted Funds from Operation ("AFFO") increased 72.9% from $8.1 million for the year ended December 31, 2023 to $14.1 million for the year ended December 31, 2024;
●	We completed dispositions consisting of 54 properties in the Corn Belt, Delta and South, High Plains and Southeast regions. We received $312.0 million in aggregate consideration, and recognized an aggregate gain on sale of $54.1 million, including $2.1 million in connection with properties sold in 2023 whereby the gain was deferred;
●	We completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $17.9 million;
●	We repurchased 2,240,295 shares of our common stock at a weighted average price of $12.25 per share;
●	Total indebtedness decreased $158.5 million from $363.1 million at December 31, 2023 to $204.6 million at December 31, 2024;
●	We increased liquidity to $245.8 million as of December 31, 2024, compared to $206.6 million as of December 31, 2023; and
●	We declared a one-time special dividend of $1.15 per share of common stock and Class A Common OP Unit in December 2024, which was paid in January 2025.

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

Crop Categories

Primary vs Specialty Crops

Farm crops generally can be divided into two principal categories: primary crops and specialty crops. Primary crops include, among others, corn, soybeans, wheat, rice and cotton. Primary crops are generally grown in rows and are often referred to as row crops. Specialty crops can be divided into two categories: annual specialty crops (generally vegetables) and permanent specialty crops (fruits and nuts grown on trees, bushes or vines). Over the long term, we expect that our farmland portfolio will continue to be comprised of approximately 60% primary crop farmland and 40% specialty crop farmland by value, which we believe will give investors the economic benefit from increasing global food demand in the face of growing scarcity of high quality farmland and will reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

Primary Crops

The most widely grown crop in the United States is corn, at approximately 89 million acres. The uses of corn projected for the 2024/2025 marketing year (September 2024 to August 2025) are as follows: animal feed and residual products (35%); ethanol and its animal feed byproducts known as distillers’ dried grains with solubles or DDGS (33%); exports (15%); other sugars, starches, cereals, seeds (8%); and ending stocks or inventory (9%).

The second most widely grown crop in the United States is soybeans, at approximately 86 million acres. The uses of soybeans projected for the 2024/2025 marketing year (September 2024 to August 2025) are as follows: crushings (51%); exports (39%); seed and residual (2%); and ending stocks or inventory (8%). The process of crushing soybean produces soybean oil, soybean meal, hulls and waste. Soybean meal is used as animal feed both domestically and in the export market. Soybean oil is used for food, biofuel, and is exported.

The third most widely grown crop in the United States is wheat, at approximately 49 million acres. The uses of wheat projected for the 2024/2025 marketing year (June 2024 to May 2025) are as follows: food (35%); exports (30%); seed, feed and residual (7%); and ending stocks or inventory (28%).

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

U.S. Farmland Property

We believe that the United States offers farmland investors exposure to financial benefits driven by the fundamentals of agricultural production and farmland appreciation without many of the risks that come with farmland investments in many other countries. In the United States, the farmland market is relatively liquid and there is virtually no land title risk. As an asset class, United States farmland has lower leverage compared to other real estate sectors. According to the United States Department of Agriculture (“USDA”) forecast data from December 2024, real estate debt on farms is $360 billion, compared to a real estate value of $3.5 trillion, representing a 10% debt-to-equity ratio. The United States has the largest, lowest-cost grain transportation infrastructure in the world, leaving more margin to the grain producer and landowner. Moreover, the United States is one of the largest domestic markets for primary crops, which are typically priced in U.S. dollars. Lastly, we believe that in most major U.S. agricultural markets, multiple quality farm-operator tenants compete for farmland lease opportunities.

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

Family-Owned Properties

According to America’s Farms and Ranches at a Glance 2024 Edition, a USDA report, family farms accounted for approximately 97% of the total farms in the United States. As shown below, small family farms represent the greatest number of farms and amount of land, while large-scale family farms represent the greatest value of production.

Farm Category	Annual Gross Farm Cash Income	Number of Farms	Percent of Farms	Percent of Land Area	Value of Production
Small Family Farms	Less than $350,000	1,626,608	86.1%	40.7%	17.2%
Midsize Family Farms	Less than $1,000,000	112,185	5.9%	18.2%	18.5%
Large-Scale Family Farms	Greater than $1,000,000	84,030	4.5%	30.6%	47.5%
Nonfamily Farms		66,977	3.5%	10.5%	16.8%
Total		1,889,800	100.0%	100.0%	100.0%

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

●	Robust and Competitive Tenant Environment—We focus primarily on farmland located in areas characterized by a robust and competitive tenant environment, with a relatively large population of experienced farm operators as potential tenants.

●	Market Access—Due to the higher costs of road transportation, the location of primary crop farmland relative to points of demand (e.g., grain elevators, feedlots and ethanol plants) or access to low-cost transportation (e.g., river ports and rail loading facilities) determines the premium or discount in farm-gate commodity prices compared to the general market prices (also known as “basis”), and therefore is one of the factors that impacts its value. We focus on acquiring primary crop farmland in areas with substantial farming infrastructure and low transportation costs, including markets with access to river and rail transportation.

●	Climate—Crops have particular climatic growing requirements. Accordingly, we seek to acquire properties in regions with climates conducive to the expected crops. We believe that diversification within and across core farming regions and crop types provides significant annual and long-term risk mitigation to our investors. Nevertheless, our farmland may experience periodic droughts and other significant weather events, such as tornadoes, hurricanes, wildfires and floods.

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

Identifying and Selecting Tenants

We intend to continue to focus primarily on farm properties located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and reference checks, as well as their willingness and ability to pay competitive rental rates. In geographic areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially when a tenant sources the property acquisition opportunity. We believe our use of leases pursuant to which at least 50% of the annual rent is typically payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by the farming industry practice of tenants purchasing crop insurance in almost every circumstance because it is required by lenders who provide working capital financing to our tenants and due to requirements in our leases. In certain cases, the Company perfects its security interest in the crop insurance proceeds and the underlying growing crops using practices applicable in the state where the farm is located. In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions, water shortages and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See “Risk Factors—Risks Related to Our Business and Properties.” We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

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

Asset Management for Third Parties

We believe that our existing systems and personnel are well suited to source, conduct due diligence evaluations with respect to, close and manage farmland on behalf of third parties at little or no additional cost to us, generating fee income without capital investment. As of December 31, 2024, we managed approximately 48,300 acres of farmland on behalf of third parties.

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

Our Properties

As of December 31, 2024, we owned farms with an aggregate of approximately 93,500 acres in Arkansas, California, Colorado, Illinois, Indiana, Kansas, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of December 31, 2024, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 48,300 acres of farmland, including farms in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, North Carolina, Ohio and South Carolina. During the year ended December 31, 2024, the Company completed dispositions, consisting of 54 properties, in the Corn Belt, Delta and South, High Plains and Southeast regions. We received $312.0 million in aggregate consideration, and recognized an aggregate gain on sale of $54.1 million, including $2.1 million in connection with properties sold in 2023 whereby the gain was deferred. Also, during the year ended December 31, 2024, the Company completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $17.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” for more information about our portfolio. The distribution of farms owned and managed by region is as follows:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt (2)	42,288	29,412	71,700
Delta and South	9,001	8,763	17,764
High Plains	20,870	4,352	25,222
Southeast	10,177	5,772	15,949
West Coast	11,189	—	11,189
	93,525	48,299	141,824
(1)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Missouri, eastern Nebraska and Ohio. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado, Kansas and Texas. Southeast includes farms located in North Carolina, South Carolina and West Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

Tax Status

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.

As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. However, if we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate income tax rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by FPI Agribusiness Inc., our taxable REIT subsidiary, and any other taxable REIT subsidiaries that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax.

Insurance

The Company maintains comprehensive property and casualty and general liability insurance through its relationship with a national insurance brokerage firm with extensive agricultural experience. The Company’s workers’ compensation is provided through a professional employee organization, and the Company maintains liability insurance covering its directors and officers. Certain other insurance programs are maintained as required by contract or deemed necessary by our management team, including crop insurance for farms operated by the Company. Under the terms and conditions of the leases on our current properties, tenants are generally required, at their expense, to obtain and keep in full force during the term of the lease liability insurance and to name us an additional insured party. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. To the extent required by state law, tenants also maintain workers’ compensation policies for their businesses. The terms of leases that include variable rent payments generally require the tenant to carry crop insurance protecting against crop failures and/or crop price declines.

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

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to lease the real property or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Sustainability

We believe a strong commitment to multi-faceted sustainability supports our business model and promotes environmental stewardship. Our sustainability policy is founded on the principle of helping feed the world, especially people in poverty, with the least negative environmental impact possible. Sustainability is considered a high priority topic at all levels of our organization, with a commitment formulated by our Board of Directors and senior management team.

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

Renewable energy generation (wind and solar) is a component of our business model of growing importance. As of December 31, 2024, we leased acres to support 2 solar energy operational projects across 10 farms and 1 wind energy project on 1 farm, which have the capacity to generate approximately 207 megawatts of renewable energy, respectively. We own 9 additional farms which have options for future solar projects. We expect to continue to take advantage of opportunities to place solar panels and windmills on farmland owned by FPI.

We place significant emphasis on the support of biodiversity and wildlife. Our portfolio supports biodiversity through the enrollment of acres, in partnership with our tenants, in the USDA’s Conservation Reserve Program (CRP). In exchange for a yearly rental payment, CRP participants agree to remove less-productive land from agricultural production and re-establish native vegetation to improve water quality, prevent erosion, and protect wildlife habitat. We also agreed in 2021 to sell Ducks Unlimited (“DU”) approximately 1,268 acres of farmland in a three-part conservation transaction to support habitat restoration and protection in Virginia. The multi-year, staged sale concluded in November 2023 and was designed to provide DU maximum flexibility to secure capital for the project. Many more of our farms provide habitat for waterfowl and other wildlife.

Competition

Competition to acquire farmland can come from many different sources. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, other farmland REITs, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against for investment capital to be deployed in farmland could include agricultural investment firms such as Nuveen Natural Capital, Manulife Investment Management, International Farming Corporation, Ceres Partners, Gladstone Land Corporation, UBS Agrivest, AgIS Capital, Homestead Capital, and Goldcrest Farm Trust Advisors. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.

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

At December 31, 2024, we had 24 employees, 23 of which are full time employees. None of our employees are a member of a labor union.

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

As of December 31, 2024, we had approximately $204.6 million of outstanding indebtedness excluding debt issuance costs, most of which is secured by mortgages on our farms. We intend to incur additional debt in connection with refinancing of existing indebtedness, future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In addition, we have sold farms in order to repay indebtedness in the past and may do so in the future. Such dispositions may come at inopportune times or on disadvantageous terms, which could result in losses.

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

As of December 31, 2024, we had approximately $204.6 million of outstanding mortgage indebtedness excluding debt issuance costs. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

Beginning in 2022, the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) has undertaken a significant tightening of monetary policy, which has increased borrowing costs (through the resulting increase in interest rates) and decreased credit availability. The Federal Reserve maintained elevated benchmark interest rates during 2022 and 2023 to help curb inflation. In September, November and December 2024, the Federal Reserve lowered benchmark interest rates, and has signaled the possibility of future rate cuts. However, interest rates remain high and there can be no certainty as to the occurrence, timing, or magnitude of future rate cuts by the Federal Reserve. Future periods of rising interest rates could increase our borrowing costs on our existing floating-rate indebtedness as well as on any future fixed or floating rate indebtedness used to refinance existing indebtedness or to acquire new properties. As of December 31, 2024, $78.9 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt). There is no debt subject to interest rate resets in 2025 (for more information on rate resets see “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable”). Increases in borrowing costs could reduce our income and cash flow and materially and adversely impact our results of operations, financial condition and our ability to make distributions to our stockholders.

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

Global economic conditions, including elevated levels of inflation and supply chain disruptions, could materially and adversely affect our and our tenants’ operations.

General global economic downturns and macroeconomic trends, including heightened inflation, volatility in the capital markets, interest rate and currency rate fluctuations, the war in Ukraine and the ongoing conflicts in the Middle East, changes in trade policies among nations that import and/or export agricultural products and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our tenants’ crops and exacerbate some of the other risks that affect our business, financial condition and results of operations. In addition, during 2022 and 2023 the Federal Reserve repeatedly raised interest rates in response to concerns about inflation. Although the Federal Reserve lowered interest rates in September, November and December 2024 and has signaled the possibility of further rate cuts, interest rates remain high and there can be no certainty as to the occurrence, timing, or magnitude of future rate cuts by the Federal Reserve. Future interest rate increases or other government actions taken to reduce inflation could also result in an economic recession.

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

The impacts of changes in trade policy (such as the imposition of tariffs), trade disputes and geopolitical conflicts (such as the ongoing war in Ukraine and the conflicts in the Middle East) could adversely affect the profitability of our tenants’ farming operations, which could have a material adverse effect on our results of operations, financial condition, ability to make distributions to our stockholders and the value of our properties.

The potential for trade disputes between the United States and its primary agricultural trade partners has increased in recent years. Further, the recent imposition by the United States of tariffs on imported goods from China and efforts to impose tariffs on goods from certain other countries may strain international trade relations. Such tariffs also increase the risk that foreign governments will implement retaliatory tariffs on goods imported from the United States. For example, Canada and the European Union have recently announced their intention to implement retaliatory tariffs on the United States. Tariffs and trade restrictions impact the volatility of the market prices of certain crops that our tenants grow on our properties. There can be no assurances as to the impact of any change in trade policy, including the effects of tariffs, on market prices of crops.

Similarly, our and our tenants’ operations are subject to risks stemming from geopolitical conflicts, such as the ongoing war in Ukraine and the ongoing conflicts in the Middle East. While U.S. farmers have seen increased profitability as a result of higher prices that stemmed from such conflicts, we can provide no assurances that this increased profitability is sustainable in light of inflationary pressures on farming costs, elevated interest rates and other economic factors or that such increase will result in commensurate increases in rental rates.

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

Approximately 60% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.

By value, approximately 60% of our portfolio is used for primary crops, such as corn, soybeans, wheat, rice and cotton. As a result, any development or situation that adversely affects the value of properties generally, or the prices of corn, soybeans, wheat, rice or cotton, could have a more significant adverse impact on us than if our portfolio had less exposure to primary crops, which could materially and adversely impact our financial condition, results of operations and ability to make distributions to our stockholders.

Investments in farmland used for permanent/specialty crops have a higher risk profile than farmland used for annual row crops.

By value, approximately 40% of our portfolio is used for permanent crops, and, in the future, we may add to our investments in farmland used for permanent crops, as opposed to annual row crops. Permanent crops have plant structures (such as trees, vines or bushes) that produce yearly crops without being replanted. Examples include blueberries, oranges, apples, almonds and grapes. Permanent crops require more time and capital to plant and bear fruit and are more expensive to replace. If a farmer loses a permanent/specialty crop to drought, flooding, fire or disease, there generally would be significant time and capital needed to return the land to production because a tree or vine may take years to grow before bearing fruit.

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

Certain of our leases do not require the full payment of rent in cash in advance of the planting season, which subjects us to credit risk exposure to our farm-operator tenants and the risks associated with farming operations, such as weather, commodity price fluctuations and other factors. We also are exposed to these risks with respect to leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. Because we do not continuously monitor and evaluate the credit risk exposure related to farm-operator tenants on an ongoing basis, we are subject to the risk that our tenants, particularly those that may depend on leverage to finance their operations, could be susceptible to bankruptcy in the event that their cash flows are insufficient to satisfy their financial obligations, including meeting their obligations to us under their leases. As a result, we may not become aware of a tenant's financial distress until the tenant fails to make payments to us when due, which may significantly reduce the amount of time we have to evict the tenant and re-lease the farmland to a new tenant before the start of the spring planting season, and in the event of a tenant bankruptcy we may not be able to terminate the lease. If we are unable to re-lease the farmland on a timely basis, it could have a material adverse effect on our revenues.

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

●	general market conditions, including conditions that are out of our control, such as actions or proposed actions of the current U.S. Presidential administration and the Federal Reserve to impose tariffs and/or curb inflation or the impact of future public health crises;
●	novel and unforeseen market volatility and trading strategies, such as short squeeze-rallies caused by retail investors on retail trading platforms;
●	the market’s view of the quality of our assets;
●	the market’s perception of our growth potential;
●	our debt levels;
●	our current and expected future earnings;
●	our cash flow and cash distributions; and
●	the market price per share of our common stock.

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

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2024, we owned 320 acres of farmland in Kansas and 815 acres in Missouri and our ownership of those farms may be challenged under Kansas or Missouri law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

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

Crops are vulnerable to adverse weather conditions, including windstorms, tornadoes, floods, drought, wildfires and temperature extremes, which are common but difficult to predict, and may occur with higher frequency or be even less predictable in the future due to the effects of climate change. Unfavorable growing conditions can reduce both crop yield and quality. Seasonal factors, including supply and consumer demand, may also have an effect on the value of crops grown by our tenants. In extreme cases, entire harvests may be lost in some geographic areas.

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

We are particularly susceptible to adverse weather conditions (such as windstorms, tornadoes, floods, drought, hail, wildfires and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests and other adverse growing conditions in California, Illinois, Colorado and Arkansas, which generate a significant portion of our revenues.

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

Our future success depends to a significant extent on the continued service and coordination of our senior management team. We can provide no assurances that any of our key personnel will continue their employment with us. In particular, the loss of the services of Mr. Paul A. Pittman, our Executive Chairman of our Board of Directors, or Mr. Luca Fabbri, our President, Chief Executive Officer and a member of our Board of Directors, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

Under the FPI Loan Program, we provide loans to third-party farmers and landowners, which exposes us to risks associated with being a lender, including the risk that borrowers default on their obligations to us, which could adversely affect our results of operations and financial condition.

Under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) and landowners to provide financing for borrowers’ working capital requirements and operational farming activities, farming infrastructure projects, and for other farming, agricultural and other real estate related purposes. As of December 31, 2024, we have made loans to 14 distinct entities. In certain cases, the entities consist of a single borrower and in other cases the entities are comprised of distinct individuals or business entities that are managed by a single individual or family. The original principal amounts have totaled $67.3 million over the life of the program. These loans consist of loan agreements which were originally secured by first or second lien mortgage loans secured against farmland or other real estate properties and first liens on crops and insurance proceeds. In many cases, loan security is supplemented with personal guarantees. As of December 31, 2024, the remaining loan balances total $32.7 million (representing 4% of our total assets as of December 31, 2024), of which $32.2 million were secured by senior first-lien mortgages and $0.5 million was secured by a second mortgage. We intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland, farmland-related property, and other real estate securing the loan or the maintenance of any equipment, or other assets securing the loan. The success of the farmland, farm-related property and other real estate, may be adversely affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, crops, or equipment, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

Liability for uninsured or underinsured losses could materially and adversely affect our financial condition and cash flow.

Our properties may be damaged by adverse weather conditions and natural disasters, such as earthquakes, floods, wildfires and tornadoes. Our insurance may not be adequate to cover all damages or losses from these events, or we may view it as not economically prudent to purchase insurance for certain types of losses. Should an uninsured loss occur, we could lose our capital investment or anticipated profits and cash flows from one or more properties. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss, which could have an adverse effect on our cash flow.

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

As described in further detail in “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K, on July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) seeking relief for Sabrepoint’s alleged role in a “short and distort scheme” to profit from an artificial decline in the Company’s stock price stemming from an article posted on Seeking Alpha, which contained numerous false statements about the Company. On December 17, 2021, the Company's claims against Sabrepoint were dismissed by the court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023. Sabrepoint filed a reply in support of its petition on January 25, 2024, and on February 16, 2024, the court requested a briefing on the merits.  On January 16, 2025, the Texas Supreme Court held oral arguments, and Sabrepoint's appeal is now fully briefed and pending a decision by the court. For more information see “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K. We may not be successful in this litigation, in which case we would have incurred significant costs and expenses. Even if we are successful, there can be no assurance that we will be able to recover damages. To the extent that any such adverse effects exceed any benefits we may realize from pursuing this litigation, our business, prospects, financial condition and results of operations may suffer materially.

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

As of December 31, 2024, we owned approximately 97.5% of the outstanding Common units in our Operating Partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. In addition, distributions would no longer qualify for the dividends paid deduction, which would result in an increase in our tax liabilities. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net earnings available for investment or distribution because of the additional tax liability. Additionally, we would no longer be required to make distributions under the Code.

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

To obtain the favorable tax treatment accorded to REITs, we normally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes.

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

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS. Though a sale of such property by a TRS likely would mitigate the risk of incurring a 100% penalty tax, the TRS itself would be subject to regular corporate income tax at the U.S. federal, state and local levels on the gain recognized on the sale of the property as well as any income earned while the property is operated by the TRS. Such tax would diminish the amount of proceeds from the sale of such property ultimately distributable to our stockholders. Our ability to use TRSs in the foregoing manner is subject to limitation. Among other things, the value of our securities in TRSs may not exceed 20% of the value of our assets and dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, generally may not exceed 25% of our gross income with respect to such year. No assurances can be provided that we would be able to successfully avoid the 100% penalty tax through the use of TRSs.

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

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier or later than we wish.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. In addition, various provisions of the Code are set to expire at the end of 2025, including the 20% deduction described above and other provisions that are favorable to REITs and their shareholders.

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs, including whether various favorable U.S. federal tax laws will be extended. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

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

Elevated market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of the share price of our common stock, relative to market interest rates. The Federal Reserve maintained elevated benchmark interest rates during 2022 and 2023 to help curb inflation. In September, November and December 2024, the Federal Reserve lowered benchmark interest rates, and has signaled the possibility of future rate cuts. However, interest rates remain high and there can be no certainty as to the occurrence, timing, or magnitude of future rate cuts by the Federal Reserve. If market interest rates continue to stay elevated or increase, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock is driven partly by the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and also from the current market value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock and such effects could be significant.

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

As of December 31, 2024, approximately 45.9 million shares of our common stock were outstanding. In addition, as of December 31, 2024, other than the Common units held by us, approximately 1.2 million Common units in our Operating Partnership were outstanding, 1.2 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 1.2 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

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

Risk Management and Strategy

Consistent with overall risk management policies and practices, the Company’s cybersecurity program focuses on the following areas:

●	Vigilance: The Company employs tools to identify, prevent and mitigate cybersecurity threats and respond to cybersecurity incidents in accordance with our internal cybersecurity policies and controls.
●	Systems Safeguards: The Company and its third party vendors deploy systems safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis.

●	Third-Party Risk Management: The Company ensures that all third party vendors that process or have access to sensitive information have appropriate cybersecurity risk controls in place.
●	Training: The Company communicates regularly with employees to increase awareness around phishing and spoofing attempts and other cybersecurity schemes. Employees are encouraged to report suspicious emails or incidents to the General Counsel or the President and Chief Executive Officer.
●	Incident Response Policies: The Company has established and maintains incident response policies that address the Company’s response to a cybersecurity incident.
●	Communication, Coordination and Disclosure: The Company promotes awareness and surveillance over cybersecurity risk at all levels of the organization, including staff, senior management and our Board of Directors.

Governance

Our Board of Directors oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. Our Board of Directors receives presentations on cybersecurity issues and developments as needed. Our Board of Directors also will receive prompt and timely information regarding any cybersecurity incident that meets established reporting materiality thresholds, as well as ongoing updates regarding such incident until it has been addressed. The Company evaluates the materiality of a cybersecurity incident based on the overall impact of the event, which depends on a number of factors including, but not limited to, the financial impact of the incident and the type of information involved. At least once each year, our Board of Directors discusses the Company’s approach to cybersecurity risk management with the Company’s President and Chief Executive Officer and General Counsel.

The Company’s President and Chief Executive Officer, Luca Fabbri, is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program and incident reporting, in partnership with other business leaders across the Company. In the event there is a material cybersecurity breach or incident, Mr. Fabbri works in coordination with the Company’s General Counsel, Christine Garrison, to assess and respond, including by reporting the breach or incident to our Board of Directors and/or applicable regulatory authorities, as necessary or required. Mr. Fabbri has a high level of exposure to cybersecurity oversight through his current and previous work in the technology sector. Mr. Fabbri has served in various roles in information technology and information security for over 30 years, including serving as a consultant with Elk Creek Ventures Inc. from 2003 to 2012, through which he provided consulting services in technology, and serving as co-founder and vice president of engineering of Co3 Systems Inc., an enterprise software company in the cybersecurity space that is now part of IBM, from 2010 to 2011. Mr. Fabbri also co-founded a software company called HomeSphere, for which he served as senior vice president and chief financial officer from 2000 to 2002, and currently serves on the board of directors of Basil Systems Inc., a healthcare software company. Mr. Fabbri, Ms. Garrison and the Company’s Chief Financial Officer each hold degrees in their respective fields, and each have over 15 years of experience with managing risks at the Company and in environments similar to the Company’s, including risks arising from cybersecurity threats.

Mr. Fabbri, in coordination with our Board of Directors, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. Mr. Fabbri and Ms. Garrison monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and report such incidents to our Board of Directors and applicable regulatory authorities when appropriate.

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

Item 3. Legal Proceedings

For information regarding legal proceedings as of December 31, 2024, see “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

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

Total Return Performance
Farmland Partners Inc.
S&P 500 Index
Dow Jones Equity REIT Index
Index Value
350
300
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Farmland Partners Inc.	100.00	132.07	184.50	195.79	203.54	214.95
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
Dow Jones Equity All REIT Index	100.00	95.21	134.44	100.82	112.21	117.66

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

Stockholder Information

As of February 14, 2025, there were approximately 44 direct holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 14, 2025, there were approximately 11 holders (other than our Company) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis. As of February 14, 2025, there were five holders of our Series A preferred units.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, our Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, our Board of Directors approved a $75.0 million increase. On November 1, 2023, our Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. Our repurchase activity for the three months ended December 31, 2024 under the share repurchase program is presented in the following table. As of December 31, 2024, we had $55.8 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
October 1, 2024 - October 31, 2024	—	$—	—	$—	—	$83,283
November 1, 2024 - November 30, 2024	2,096	12.32	—	—	2,096	57,404
December 1, 2024 - December 31, 2024	145	11.32	—	—	145	55,752
Total	2,241	$—	—	$—	2,241

⁽¹⁾  The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees.

Subsequent to December 31, 2024, we repurchased an additional 63,023 shares of common stock at a weighted average price of $11.74 per share.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report on Form 10-K.

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of December 31, 2024, we owned farms with an aggregate of approximately 93,500 acres in Arkansas, California, Colorado, Illinois, Indiana, Kansas, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of December 31, 2024, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 48,300 acres of farmland, including farms in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, North Carolina, Ohio and South Carolina. As of December 31, 2024, approximately 60% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 40% was used to produce specialty crops, such as almonds, pistachios, citrus, avocados, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) and landowners to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming, agricultural and other real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of December 31, 2024, FPI owned 97.5% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

Recent Developments

2024 Dispositions

During 2024, we completed dispositions consisting of 54 properties in the Corn Belt, Delta and South, High Plains and Southeast regions. We received $312.0 million in aggregate consideration, and recognized an aggregate gain on sale of $54.1 million, including $2.1 million in connection with properties sold in 2023 for which the gain was deferred.

2024 Acquisitions

During 2024, we completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $17.9 million.

Share Repurchases

During the year ended December 31, 2024, we repurchased 2,240,295 shares of our common stock at a weighted average price of $12.25 per share. As of December 31, 2024, we had approximately $55.8 million of capacity remaining under the stock repurchase plan.

Deleveraging and Maintaining Liquidity Position

During the year ended December 31, 2024, we reduced our overall indebtedness by $158.5 million, largely with proceeds from the asset dispositions described above, resulting in an increase in liquidity.

As of December 31, 2024, we had access to liquidity of $245.8 million, consisting of $78.4 million in cash and $167.4 million in undrawn availability under our credit facilities with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), Metropolitan Life Insurance Company (“MetLife”), and Rutledge Investment Company (“Rutledge”) compared to cash of $5.5 million and $201.1 million in undrawn availability under our credit facilities as of December 31, 2023. For more information on our deleveraging efforts and liquidity please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

Inflation and Interest Rates

Most of our farming leases have lease terms of three years for row crops and up to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses are borne largely by our tenants under the terms of their leases, and inflationary increases in farmer profitability generally lead to increased rents upon lease renewals, as we experienced in the most recent renewal cycle in late 2023. Furthermore, high levels of inflation prompted the Federal Reserve to increase the federal funds rate (the rate the Federal Reserve charges member banks for overnight funds) eleven times between March 2022 and July 2023, which led to a significant increase in market short- and long-term interest rates beginning in early 2022. This increase in rates has significantly increased the cost of our floating rate debt and has also significantly increased the cost of certain of our MetLife debt with interest rates that have been reset since the beginning of 2022. However, we have recently repaid most of our floating rate debt with the proceeds from dispositions. Moreover, the Federal Reserve lowered the federal funds rate in September, November and December 2024. We anticipate any future rate cuts will have a favorable impact on the cost of debt for the Company moving forward. However, interest rates remain high, and the Federal Reserve has most recently signaled that it will not be making rate cuts over the next several quarters.

Factors That May Influence Future Results of Operations and Farmland Values

The principal factors affecting our operating results and the value of our farmland include long-term global demand for food relative to the global supply of food; farmland fundamentals and economic conditions in the markets in which we own farmland; and our ability to increase or maintain rental revenues while controlling expenses. We are currently in an environment of appreciating land values, driven by, among other things, inflation, strong commodity prices and an outlook for high levels of farmer profitability. Sustained high interest rates can serve as a counter-balancing external factor to this favorable environment. Each year additional farmland in various portions of the world, including the United States, is repurposed for commercial development, thus decreasing the land acreage available for production of grains, oil seeds, permanent and specialty crops necessary to feed the world’s growing population. Although farmland prices may show a decline from time to time, we believe that any reduction in U.S. farmland values overall is likely to be short-lived as global demand for food and agricultural commodities typically exceeds global supply and quality farmland becomes scarcer.

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

Despite advances in income, according to “The State of Food Security and Nutrition in the World 2024,” a report by the United Nations Food and Agriculture Organization, 2.33 billion people were facing moderate to severe food insecurity in 2023. The ongoing war in Ukraine has disrupted supply chains and affected the prices of grain, fertilizer, and energy, further stressing food supplies for developing countries that are dependent on food imports.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021, 2022 and 2023, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases renegotiated under the robust market conditions experienced in 2021, 2022, and 2023 reflected significant rent increases. While the pace of appreciation and transaction volume slowed in 2023 and 2024, these metrics remain strong relative to long-term trends.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of December 31, 2024, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2025	19,741	21.1%	$4,708	20.5%
2026	19,013	20.3%	5,039	22.1%
2027	28,215	30.2%	9,336	40.9%
2028	91	0.1%	71	0.3%
2029	6,184	6.6%	—	—%
Thereafter	20,281	21.7%	3,695	16.2%
	93,525	100.0%	$22,849	100.0%

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

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yield trends in corn and soybeans have been steadily increasing over the last thirty years. After yields for the 2023/2024 marketing year (September 2023 to August 2024) increased slightly for both corn and soybeans compared to the previous year, the USDA projects that yields will not change significantly for the 2024/2025 marketing year (September 2024 to August 2025). Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent significantly simplifies the administrative requirements for the landlord and the tenant, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it directly operates.

Crop prices are affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases can create a significant risk of price volatility. Changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts, such as the war in Ukraine and the ongoing conflicts in the Middle East, or civil unrest also impact crop prices.

Interest Rates

The Federal Reserve engaged in a series of significant increases in the federal funds rate between March 2022 and July 2023. The federal funds rate is the rate the Federal Reserve charges member banks for overnight funds. Changes to the federal funds rate affect all borrowing rates, and for variable rate debt and debt with rates that reset periodically, such changes have a direct and relatively immediate impact. The Federal Reserve lowered the federal funds rate from recent highs in September 2024, which was followed by additional rate cuts in November and December 2024, and has signaled the possibility of further rate cuts, but interest rates remain high, and there can be no certainty as to the occurrence, timing or magnitude of future rate cuts by the Federal Reserve.

As of December 31, 2024, $78.9 million of our outstanding indebtedness was subject to interest rates that reset before maturity (excluding our floating rate debt). There is no debt subject to interest rate resets in 2025.

At December 31, 2024, $11.8 million, or 5.7%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, we have an interest rate swap with Rabobank for $11.8 million, which effectively reduces floating rate exposure to $0.0 million.

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

International Trade

After a 37% increase in exports of corn for the 2023/2024 marketing year (September 2023 to August 2024), the USDA estimates corn exports will increase for the 2024/2025 marketing year (September 2024 to August 2025). After a 14% decrease in exports of soybeans for the 2023/2024 marketing year, the USDA estimates soybean exports will increase 8% for the 2024/2025 marketing year, due to less competition from South American production.

According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States were China, Mexico, and Canada. Exports to China for fiscal year 2024 (October 2023 to September 2024) were $25.7 billion, down 23% from 2023. Exports to Canada were $29.0 billion, up 3% from 2023. Exports to Mexico were $30.0 billion, up 7% from 2023. Exports to China for fiscal year 2025 (October 2024 to September 2025) are forecast to decrease to $23.3 billion. Exports to Mexico are expected to decrease slightly to $29.9 billion, while exports to Canada are expected to increase slightly to $29.2 billion.

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

Impairment of Real Estate Assets

Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. Assumptions are primarily subject to property-specific characteristics, especially with respect to our intent and ability to hold the related asset. While these property-specific assumptions can have a significant impact on the undiscounted cash flows or estimated fair value of a particular asset, our evaluation of the reported carrying values of long-lived assets during the current year were not particularly sensitive to external or market assumptions. During the quarter ended September 30, 2023, the Company was under contract to sell an asset for less than its carrying amount, resulting in an impairment of $3.8 million. The estimated fair value of this asset was $3.6 million. The asset was sold during the fourth quarter of 2023. During the quarter ended December 31, 2023, the Company determined that one of its assets had an estimated fair value of $9.8 million, resulting in an impairment of $2.0 million. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 is defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement. The asset was valued based upon a market assessment of similar properties. There was $0.2 million and $5.8 million of impairment recognized on real estate assets in the accompanying financial statements during the years ended December 31, 2024 and 2023, respectively.

Impairment of Goodwill and Intangible Assets with Indefinite Lives

Goodwill is not amortized, but rather tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. Assessing the fair value of a reporting unit involves a high degree of subjectivity. Significant assumptions include future cash flow, discount rates and future capital requirements. If the fair value of the reporting unit is less than its carrying value, an impairment expense is recognized. Intangible assets with indefinite lives are not amortized, but rather tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of the asset is below its carrying value. Assessing the fair value of the asset involves a high degree of subjectivity regarding the significant assumptions including future cash flow and the discount rate. There have been no goodwill impairments recognized in the accompanying financial statements during the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, the Company recorded impairment of $0.6 million and $0.0 million, respectively, on intangible assets. The fair value of trade names was determined to be $1.2 million at December 31, 2024. The Company utilized the relief from royalties method to determine the present value of cash flows and the through 2049 and the present value of residual cash flows, utilizing a discount rate of 8.7% and an average long-term revenue growth rate range of 0-3% per year. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 is defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement.

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

	For the years ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
OPERATING REVENUES:
Rental income	$47,119	$49,185	$(2,066)	(4.2)%
Crop sales	5,027	2,257	2,770	122.7%
Other revenue	6,080	6,024	56	0.9%
Total operating revenues	58,226	57,466	760	1.3%

OPERATING EXPENSES
Depreciation, depletion and amortization	5,588	7,499	(1,911)	(25.5)%
Property operating expenses	7,368	8,660	(1,292)	(14.9)%
Cost of goods sold	3,937	4,754	(817)	(17.2)%
Acquisition and due diligence costs	28	17	11	64.7%
General and administrative expenses	14,071	11,274	2,797	24.8%
Legal and accounting	1,654	1,279	375	29.3%
Impairment of assets	790	5,840	(5,050)	(86.5)%
Other operating expenses	103	144	(41)	(28.5)%
Total operating expenses	33,539	39,467	(5,928)	(15.0)%

OTHER (INCOME) EXPENSE:
Other (income)	(123)	(39)	(84)	215.4%
(Income) from equity method investment	(125)	(1)	(124)	NM
(Gain) on disposition of assets, net	(54,148)	(36,133)	(18,015)	49.9%
(Income) from forfeited deposits	(1,205)	—	(1,205)	NM
Interest expense	18,854	22,657	(3,803)	(16.8)%
Total other (income)	(36,747)	(13,516)	(23,231)	171.9%

Net income before income tax benefit	61,434	31,515	29,919	94.9%

Income tax benefit	(16)	(166)	150	(90.4)%

NET INCOME	$61,450	$31,681	$29,769	94.0%

NM = Not Meaningful

Our net income for the year ended December 31, 2024 was primarily affected by dispositions that occurred in 2023 and 2024, as well as higher crop sales, income from forfeited deposits, lower interest expense and lower cost of goods sold, partially offset by severance expense of $1.4 million and $2.3 million of special bonuses. The severance expense was incurred in connection with the previously announced departure of the Company’s former Chief Financial Officer and Treasurer as part of the Company's cost-cutting initiative.

Rental income decreased $2.1 million, or 4.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, resulting primarily from dispositions that occurred in 2023 and 2024, partially offset by increased variable rent.

Crop sales increased $2.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was the result of a higher volume of walnut, citrus and avocado sales on our directly operated properties.

Other revenue remained relatively flat at $6.1 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively.

Depreciation, depletion and amortization decreased $1.9 million, or 25.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was a result of asset dispositions in 2023 and 2024 and more assets becoming fully depreciated, partially offset by depreciable assets being placed into service.

Property operating expenses decreased $1.3 million, or 14.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, resulting from lower tax and insurance expense primarily due to dispositions that occurred in 2023 and 2024.

Cost of goods sold decreased $0.8 million, or 17.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was the result of a lower impairment expense as well as the sale of blueberry farms that were previously directly operated.

Acquisition and due diligence costs were negligible during the year ended December 31, 2024 and remained relatively consistent compared to the year ended December 31, 2023.

General and administrative expenses increased $2.8 million, or 24.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by a one-time severance expense of $1.4 million and $2.3 million of special bonuses during the year ended December 31, 2024, partially offset by lower compensation and travel expense. The severance expense was incurred in connection with the previously announced departure of the Company’s former Chief Financial Officer and Treasurer as part of the Company's cost-cutting initiative.

Legal and accounting expenses increased $0.4 million, or 29.3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Despite this increase, legal and accounting expense continues to be substantially lower than in the past and a very manageable element of the Company’s expense structure.

Impairment of assets decreased $5.1 million, or 86.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Impairment during the year ended December 31, 2023, was the result of a property classified as held for sale and written down to its estimated fair value less costs to sell, while impairment during the year ended December 31, 2024 was related to the write-down on the value of trade names associated with Murray Wise Associates, LLC and impairment of irrigation assets held for sale at year-end.

Other operating expenses remained flat at $0.1 million for the years ended December 31, 2024 and 2023.

Other income remained relatively flat at $0.1 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively.

Income from equity method investment increased $0.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Gain on disposition of assets, net increased $18.0 million, or 49.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the dispositions of 54 properties in 2024 yielding an aggregate gain on sale of $54.1 million as compared to the dispositions of 74 properties in 2023 resulting in an aggregate gain on sale of $36.1 million. The 2024 dispositions included the sale of a portfolio of 46 properties, comprising 41,554 acres, to Farmland Reserve, Inc., a Utah nonprofit corporation, for total consideration of $289.0 million on October 16, 2024.

(Income) from forfeited deposits was $1.2 million for the year ended December 31, 2024 compared to $0.0 million for the year ended December 31, 2023, due to the termination of a repurchase agreement and the retention of $1.2 million in earnest money payments.

Interest expense decreased $3.8 million, or 16.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was the result of lower outstanding debt primarily attributable to debt repayments totaling $239.5 million during the year ended December 31, 2024, partially offset by higher interest rates.

Income tax benefit decreased $0.2 million, or 90.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is due to tax adjustments in 2023 related to estimates.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

Despite cuts in the federal funds rate by the Federal Reserve in September, November and December 2024, interest rates remain high, and there can be no certainty as to the occurrence, timing or magnitude of future rate cuts by the Federal Reserve. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($167.4 million in availability as of December 31, 2024), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company. The Company also has an effective shelf-registration statement that it may use to issue equity or debt securities to raise capital from time to time.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. We have $25.0 million in debt maturities due within the next 12 months.

During the year ended December 31, 2024, we repurchased 2,240,295 shares of our common stock at a weighted average price of $12.25 per share. As of December 31, 2024, we had authority to repurchase up to an aggregate of $55.8 million in additional shares of our common stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness refer to “– Recent Developments – Financing Activity” and Note 7 – Mortgage Notes, Line of Credit and Bonds Payable included in the financial statement section of this Annual Report on Form 10-K.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
(in thousands)	2024	2023
Net cash and cash equivalents provided by operating activities	$16,142	$12,887
Net cash and cash equivalents provided by investing activities	$268,754	$158,461
Net cash and cash equivalents (used in) financing activities	$(211,944)	$(173,513)

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

As of December 31, 2024, we had $78.4 million of cash and cash equivalents compared to $5.5 million at December 31, 2023.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities increased by $3.3 million primarily as a result of the following:

●	Receipt of $34.3 million in fixed rent, $10.1 million in variable rent and $5.1 million in tenant reimbursements for the year ended December 31, 2024 as compared to the receipt of $39.8 million in fixed rent, $9.0 million in variable rent, and $2.2 million in tenant reimbursements for the year ended December 31, 2023;
●	A change in depreciation, depletion and amortization of $5.6 million for the year ended December 31, 2024 compared to $7.5 million for the year ended December 31, 2023;
●	(Gain) loss on disposition of assets, net during the year ended December 31, 2024 of $54.1 million as compared to $36.1 million during the year ended December 31, 2023;
●	Income from forfeited deposits during the year ended December 31, 2024 of $1.2 million as compared to $0.0 million during the year ended December 31, 2023;
●	Losses on modification and extinguishment of debt during the year ended December 31, 2024 of $0.9 million as compared to $0.0 million during the year ended December 31, 2023;
●	A change in accounts receivable of $2.9 million for the year ended December 31, 2024 compared to $0.9 million for the year ended December 31, 2023;
●	A change in accrued interest of $(2.0) million for the year ended December 31, 2024 compared to $0.6 million for the year ended December 31, 2023;
●	A change in accrued expenses of $(0.6) million for the year ended December 31, 2024 compared to $(1.5) million for the year ended December 31, 2023; and
●	A change in deferred revenue of $(0.3) million for the year ended December 31, 2024 compared to $0.6 million for the year ended December 31, 2023.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by investing activities increased by $110.3 million primarily as a result of the following:

●	Property acquisitions during the year ended December 31, 2024 of $17.9 million as compared to $22.2 million during the year ended December 31, 2023;
●	Property dispositions during the year ended December 31, 2024 of $312.0 million as compared to $195.5 million during the year ended December 31, 2023;
●	A decrease of $4.3 million in real estate improvements during the year ended December 31, 2024 as compared to the year ended December 31, 2023;
●	Collections on notes receivable under the FPI Loan Program of $11.8 million during the year ended December 31, 2024 as compared to $2.7 million during the year ended December 31, 2023; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $35.8 million during the year ended December 31, 2024 as compared to $11.8 million during the year ended December 31, 2023.

Cash Flows from Financing Activities

Net cash and cash equivalents (used in) financing activities increased by $38.4 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the year ended December 31, 2024 of $81.0 million as compared to $79.5 million during the year ended December 31, 2023;
●	Repayments on mortgage notes payable during the year ended December 31, 2024 of $239.5 million as compared to $155.9 million during the year ended December 31, 2023;

●	Common stock repurchases during the year ended December 31, 2024 of $27.5 million as compared to $72.2 million during the year ended December 31, 2023;
●	Redemption of Series A preferred units during the year ended December 31, 2024 of $0.0 million as compared to $8.1 million during the year ended December 31, 2023; and
●	Dividends on common stock during the year ended December 31, 2024 of $21.6 million as compared to $12.3 million during the year ended December 31, 2023.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. The Company incurred an immaterial amount of acquisition and due diligence costs during the years ended December 31, 2024 and 2023. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation and incentive. Stock-based compensation and incentive is a non-cash expense and, therefore, does not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

●	Severance expense. During the year ended December 31, 2024, the Company incurred a one-time severance expense of approximately $1.4 million in connection with the previously announced departure of the Company’s former Chief Financial Officer and Treasurer as part of the Company’s cost-cutting initiative. The Company incurred no severance expense during the year ended December 31, 2023. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands except per share amounts)	2024	2023
Net income	$61,450	$31,681
(Gain) on disposition of assets, net	(54,148)	(36,133)
Depreciation, depletion and amortization	5,588	7,499
Impairment of assets	790	5,840
FFO (1)	$13,680	$8,887

Stock-based compensation and incentive	1,963	2,008
Deferred impact of interest rate swap terminations	—	198
Real estate related acquisition and due diligence costs	28	17
Distributions on Preferred units and stock	(2,970)	(2,970)
Severance expense	1,373	—
AFFO (1)	$14,074	$8,140

AFFO per diluted weighted average share data:

AFFO weighted average common shares	49,127	51,810

Net income available to common stockholders of Farmland Partners Inc.	$1.19	$0.55
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.07	0.08
Depreciation, depletion and amortization	0.11	0.14
Impairment of assets	0.02	0.11
Stock-based compensation and incentive	0.04	0.04
(Gain) on disposition of assets, net	(1.10)	(0.70)
Distributions on Preferred units and stock	(0.07)	(0.06)
Severance expense	0.03	0.00
AFFO per diluted weighted average share (1)	$0.29	$0.16
(1)	The year ended December 31, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands)	2024	2023
Basic weighted average shares outstanding	47,546	50,243
Weighted average OP units on an as-if-converted basis	1,203	1,220
Weighted average time-based unvested restricted stock	346	347
Weighted average performance-based unvested restricted stock	32	—
AFFO weighted average common shares	49,127	51,810

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands)	2024	2023
Net income	$61,450	$31,681
Interest expense	18,854	22,657
Income tax benefit	(16)	(166)
Depreciation, depletion and amortization	5,588	7,499
Impairment of assets	790	5,840
(Gain) on disposition of assets, net	(54,148)	(36,133)
EBITDAre (1)	$32,518	$31,378

Stock-based compensation and incentive	1,963	2,008
Real estate related acquisition and due diligence costs	28	17
Severance expense	1,373	—
Adjusted EBITDAre (1)	$35,882	$33,403
(1)	The year ended December 31, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement.

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

At December 31, 2024, $11.8 million, or 5.7%, of our debt had variable interest rates. However, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $11.8 million, which effectively reduces floating rate exposure to $0.0 million.

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2025.

Insider Trading Policy

The Company has adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees, and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Policy on Insider Information and Insider Trading is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2025.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Plante & Moran, PLLC, Denver, Colorado (PCAOB ID No. 166) will be incorporated by reference from the Company’s Proxy Statement with respect to the 2025 Annual Meeting of Stockholders to be filed with the SEC no later than April 28, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-38.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-39 through F-43:

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
4.2

Description of Securities Registered under Section 12 of the Exchange Act of Farmland Partners, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on February 29, 2024).

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

10.31	*	Employment Agreement, dated as of July 26, 2022, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Christine M. Garrison.
10.32

Change in Control Agreement, dated May 28, 2024, by and between Farmland Partners Inc. and Susan Landi. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2024).

10.33

First Amendment to Consolidation of Notes and Modification and Extension Agreement, dated June 18, 2024, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2024).

10.34

First Amendment to Amended, Restated and Consolidated Loan Agreement, dated June 18, 2024, by and between Farmland Partners Inc., Farmland Partners Operating Partnership, L.P., American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2024).

19.1	*	Farmland Partners Inc. Policy on Insider Information and Insider Trading.
21.1	*	List of subsidiaries.
23.1	*	Consent of Plante & Moran, PLLC.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Farmland Partners Inc. Compensation Recoupment Policy. (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 29, 2024).
101	*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FARMLAND PARTNERS INC.

Date: February 20, 2025	/s/ LUCA FABBRI
Luca Fabbri
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luca Fabbri	President and Chief Executive Officer (principal executive officer)	February 20, 2025
Luca Fabbri

/s/ Susan M. Landi	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 20, 2025
Susan M. Landi

/s/ Paul A. Pittman	Executive Chairman	February 20, 2025
Paul A. Pittman

/s/ John A. Good	Director	February 20, 2025
John A. Good

/s/ Jennifer S. Grafton	Director	February 20, 2025
Jennifer S. Grafton

/s/ Danny D. Moore	Director	February 20, 2025
Danny D. Moore

/s/ Bruce Sherrick	Director	February 20, 2025
Bruce Sherrick

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2024

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Farmland Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmland Partners Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, goodwill and tradename are indefinite lived assets tested at least annually for impairment. Goodwill and tradename have balances of $2.7 million and $1.2 million, respectively, at December 31, 2024. For goodwill, management compares the estimated fair value of the reporting unit to its carrying value. The fair value of the reporting unit is calculated using the expected present value of future cash flows method and includes significant assumptions such as future cash flows, discount rates and future capital requirements. Management evaluates the acquired tradename for impairment by comparing the fair value of the asset to its carrying value. The fair value of the tradename is determined using the expected present value of future cash flows method and includes significant assumptions such as future cash flows, discount rates and royalty rate. We identified the evaluation of goodwill and tradename for impairment as a critical audit matter because of the significant estimates and assumptions used by management in determining their fair value which required a high degree of auditor judgment and the need to involve our fair value specialists in our audit procedures to evaluate these significant estimates and assumptions.

How the Critical Audit Matter was Addressed in the Audit

Addressing these matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

●	Obtaining an understanding of accounting and control procedures over management's process for estimating the fair value of the reporting unit and the fair value of the indefinite-lived trade name.
●	Evaluating management’s process for developing the fair value of the reporting unit and trade name, including the appropriateness of the valuation methodology; testing the completeness, accuracy, and relevance of underlying data used in the calculation; and testing the reasonableness of significant assumptions, including the discount rate and expected future net cash flows.
●	Evaluating the reasonableness of the expected future net cash flows involved, considering whether assumptions for future cash flows and margins were reasonable and consistent with the current performance of the reporting unit, with operating trends, the original third-party valuation, and internal accounting records.
●	Using professionals with specialized skill and knowledge to assist in evaluating the reasonableness of significant assumptions, including the discount rate and, for the trade name, the royalty rate, by comparing them against discount rate and royalty rate ranges that were independently developed using publicly available market data for comparable companies; performing independent calculations of the weighted-average cost of capital; and performing sensitivity analyses of these significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in these assumptions.
●	Evaluating the reasonableness of the estimate of tradename impairment, disclosures associated with the impairment, and recording within the financial statements.
●	Evaluating the Company's disclosures related to the goodwill and indefinite-lived intangibles accounting policy, including tradename continuation as an indefinite lived asset.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Denver, Colorado

February 20, 2025

Farmland Partners Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,	December 31,
	2024	2023
ASSETS
Land, at cost	$645,592	$869,848
Grain facilities	7,714	12,222
Groundwater	11,033	11,472
Irrigation improvements	28,890	41,988
Drainage improvements	8,243	10,315
Permanent plantings	42,461	39,620
Other	3,983	4,696
Construction in progress	1,484	4,453
Real estate, at cost	749,400	994,614
Less accumulated depreciation	(31,557)	(33,083)
Total real estate, net	717,843	961,531
Deposits	—	426
Cash and cash equivalents	78,441	5,489
Assets held for sale	61	28
Loans and financing receivables, net	55,305	31,020
Right of use asset	194	399
Accounts receivable, net	3,199	7,743
Derivative asset	498	1,707
Inventory	2,659	2,335
Equity method investments	4,101	4,136
Intangible assets, net	1,374	2,035
Goodwill	2,706	2,706
Prepaid and other assets	2,179	2,447
TOTAL ASSETS	$868,560	$1,022,002

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$203,683	$360,859
Lease liability	194	399
Dividends payable	57,253	13,286
Accrued interest	3,062	4,747
Accrued property taxes	1,650	1,898
Deferred revenue	65	2,149
Accrued expenses	6,096	7,854
Total liabilities	272,003	391,192

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	101,970	101,970

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 45,931,827 shares issued and outstanding at December 31, 2024, and 48,002,716 shares issued and outstanding at December 31, 2023	459	482
Additional paid in capital	551,994	577,237
Retained earnings	88,352	31,411
Cumulative dividends	(160,406)	(95,939)
Other comprehensive income	1,512	2,691
Non-controlling interests in operating partnership	12,676	12,958
Total equity	494,587	528,840

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$868,560	$1,022,002

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2024	2023
OPERATING REVENUES:
Rental income	$47,119	$49,185
Crop sales	5,027	2,257
Other revenue	6,080	6,024
Total operating revenues	58,226	57,466

OPERATING EXPENSES
Depreciation, depletion and amortization	5,588	7,499
Property operating expenses	7,368	8,660
Cost of goods sold	3,937	4,754
Acquisition and due diligence costs	28	17
General and administrative expenses	14,071	11,274
Legal and accounting	1,654	1,279
Impairment of assets	790	5,840
Other operating expenses	103	144
Total operating expenses	33,539	39,467

OTHER (INCOME) EXPENSE:
Other (income)	(123)	(39)
(Income) from equity method investment	(125)	(1)
(Gain) on disposition of assets, net	(54,148)	(36,133)
(Income) from forfeited deposits	(1,205)	—
Interest expense	18,854	22,657
Total other (income)	(36,747)	(13,516)

Net income before income tax benefit	61,434	31,515

Income tax benefit	(16)	(166)

NET INCOME	61,450	31,681

Net (income) attributable to non-controlling interests in operating partnership	(1,539)	(768)

Net income attributable to the Company	59,911	30,913

Dividend equivalent rights allocated to performance-based unvested restricted shares	(53)	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	(460)	(157)
Distributions on Series A Preferred Units	(2,970)	(2,970)

Net income available to common stockholders of Farmland Partners Inc.	$56,428	$27,786

Basic and diluted per common share data:
Basic net income available to common stockholders	$1.19	$0.55
Diluted net income available to common stockholders	$1.06	$0.53
Basic weighted average common shares outstanding	47,546	50,243
Diluted weighted average common shares outstanding	55,987	58,292
Dividends declared per common share - regular and special	$1.39	$0.45

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2024	2023
Net income	$61,450	$31,681
Amortization of other comprehensive income	(114)	198
Net change associated with current period hedging activities	(1,065)	(813)
Comprehensive income	60,271	31,066
Comprehensive (income) attributable to non-controlling interests	(1,539)	(768)
Comprehensive income attributable to Farmland Partners Inc.	$58,732	$30,298

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands)

	Stockholders’ Equity						Non-controlling
	Common Stock					Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2022	54,318	$547	$647,330	$3,567	$(73,964)	$3,306	$13,218	$594,004
Net income	—	—	—	30,913	—	—	768	31,681
Issuance of stock	14	—	155	—	—	—	—	155
Grant of unvested restricted stock	226	—	—	—	—	—	—	—
Forfeiture of unvested restricted stock	(1)	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(4)	—	(43)	—	—	—	—	(43)
Stock-based compensation	—	—	1,853	—	—	—	—	1,853
Dividends accrued and paid	—	—	—	(3,069)	(21,975)	—	(546)	(25,590)
Net change associated with current period hedging transactions and amortization of other comprehensive (loss)	—	—	—	—	—	(615)	—	(615)
Repurchase and cancellation of shares	(6,550)	(65)	(72,107)	—	—	—	(433)	(72,605)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	49	—	—	—	(49)	—
Balance at December 31, 2023	48,003	$482	$577,237	$31,411	$(95,939)	$2,691	$12,958	$528,840
Net income	—	—	—	59,911	—	—	1,539	61,450
Issuance of stock	3	—	34	—	—	—	—	34
Grant of unvested restricted stock	183	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(17)	—	(185)	—	—	—	—	(185)
Stock-based compensation	—	—	2,346	—	—	—	—	2,346
Dividends accrued and paid	—	—	—	(2,970)	(64,467)	—	(1,748)	(69,185)
Net change associated with current period hedging transactions	—	—	—	—	—	(1,179)	—	(1,179)
Repurchase and cancellation of shares	(2,240)	(23)	(27,511)	—	—	—	—	(27,534)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	73	—	—	—	(73)	—
Balance at December 31, 2024	45,932	$459	$551,994	$88,352	$(160,406)	$1,512	$12,676	$494,587

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,450	$31,681
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	5,588	7,499
Amortization of deferred financing fees and discounts/premiums on debt	684	689
Amortization of net origination fees related to notes receivable	(341)	(19)
Stock-based compensation	2,346	1,853
(Gain) on disposition of assets, net	(54,148)	(36,133)
(Income) from forfeited deposits	(1,205)	—
(Income) from equity method investment	(125)	(1)
Bad debt expense	—	15
Current and expected credit losses	113	76
Impairment of assets	790	5,840
Amortization of dedesignated interest rate swap	(114)	198
Losses on modification and extinguishment of debt	891	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	2,932	865
(Increase) Decrease in interest receivable	(68)	(63)
(Increase) Decrease in other assets	1,205	112
(Increase) Decrease in inventory	(324)	473
Increase (Decrease) in accrued interest	(1,982)	611
Increase (Decrease) in accrued expenses	(561)	(1,509)
Increase (Decrease) in deferred revenue	(329)	564
Increase (Decrease) in accrued property taxes	(660)	136
Net cash and cash equivalents provided by operating activities	16,142	12,887

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(17,890)	(22,157)
Real estate and other improvements	(1,501)	(5,826)
Distributions from equity method investees	161	50
Collections of principal on loans	11,835	2,707
Issuance of loans and financing receivables	(35,823)	(11,800)
Proceeds from sale of property	311,972	195,487
Net cash and cash equivalents provided by investing activities	268,754	158,461

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	81,001	79,501
Repayments on mortgage notes payable	(239,522)	(155,894)
Issuance of stock	34	155
Common stock repurchased	(27,534)	(72,173)
Payment of debt issuance costs	(155)	(312)
Payment of swap fees	(366)	(437)
Redemption of Series A preferred units	—	(8,100)
Redemption of common units	—	(432)
Dividends on common stock	(21,630)	(12,273)
Shares withheld for income taxes on vesting of equity-based compensation	(185)	(43)
Distributions on Series A preferred units	(2,970)	(3,210)
Distributions to non-controlling interests in operating partnership, common	(617)	(295)
Net cash and cash equivalents (used in) financing activities	(211,944)	(173,513)

Net increase (decrease) in cash and cash equivalents	72,952	(2,165)
Cash and cash equivalents, beginning of period	5,489	7,654
Cash and cash equivalents, end of period	$78,441	$5,489

Cash paid during period for interest	$20,958	$22,450
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended
	December 31,
	2024	2023
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$55,797	$12,961
Dividend payable, common units	$1,456	$325
Distributions payable, Series A preferred units	$2,970	$2,970
Deferred net gain from seller-financed dispositions	$—	$2,107
Additions to real estate improvements included in accrued expenses	$253	$275
Origination fees included in notes receivable	$2,595	$—
Swap fees payable included in accrued interest	$75	$146
Prepaid property tax liability acquired in acquisitions	$34	$10
Right-of-use assets obtained in exchange for new operating lease liabilities	$13	$396

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2024, FPI owned a 97.5% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As of December 31, 2024, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 11 properties (see “Note 1—Organization and Significant Accounting Policies—Equity Method Investments”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2024, the Company owned a portfolio of approximately 93,500 acres of farmland, which is consolidated in these financial statements. In addition, as of December 31, 2024, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 48,300 acres of farmland (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage services and volume purchasing services to our tenants through the TRS. As of December 31, 2024, the TRS performed direct farming operations on 2,103 acres of farmland owned by the Company located in California.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates for a variety of reasons, including, without limitation, the impacts of public health crises, the war in Ukraine and the ongoing conflicts in the Middle East, substantially higher prices for oil and gas and substantially increased interest rates, and their effects on the domestic and global economies. We are unable to quantify the ultimate impact of these factors on our business.

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

Whether the Company’s acquisitions are treated as asset acquisitions under Accounting Standards Codification (“ASC”) 360, Long-Lived Assets, or business combinations under ASC 805, Business Combinations, the fair value of the aggregate purchase price paid in each such acquisition is allocated among the assets acquired and any liabilities assumed by valuing the property as if it were vacant. The “as-if-vacant” value is allocated to land, buildings, improvements, permanent plantings and any liabilities, based on management’s determination of the relative fair values of such assets and liabilities as of the date of acquisition.

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

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

the years ended December 31, 2024 and 2023, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($167.4 million as of December 31, 2024), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets and demonstrated ability to readily sell assets if necessary to fund any immediate liquidity needs. As of December 31, 2024, the Company had $203.7 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $717.8 million.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Impairment of Real Estate Assets

The Company evaluates its tangible and identifiable intangible real estate assets for impairment indicators whenever events such as declines in a property’s operating performance, deteriorating market conditions or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. If such events are present, the Company projects the total undiscounted cash flows of the asset, including proceeds from disposition, and compares them to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the estimated fair value of the asset. During the quarter ended September 30, 2023, the Company was under contract to sell an asset for less than its carrying amount, resulting in an impairment of $3.8 million. The estimated fair value of this asset was $3.6 million. The asset was sold during the fourth quarter of 2023. During the quarter ended December 31, 2023, the Company determined that one of its assets had an estimated fair value of $9.8 million, resulting in an impairment of $2.0 million. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 is defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement. The asset was valued based upon a market assessment of similar properties. There was $0.2 million and $5.8 million of impairment recognized on real estate assets in the accompanying financial statements during the years ended December 31, 2024 and 2023, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents at December 31, 2024 and 2023 was held in the custody of five financial institutions for both periods and the Company’s balance at any given financial institution may at times exceed federally insurable limits. We consider highly liquid investments purchased with an original maturity of three months or less, such as money market funds, to be cash equivalents. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

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

Loans and Financing Receivables

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. As of December 31, 2024 and 2023, the Company has two types of loans and financing receivables: loans under the Company’s loan program (the “FPI Loan Program”) and sale-leaseback transactions accounted for as financing receivables.

Loans under the FPI Loan Program: The Company offers an agricultural lending product focused on farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers. Under the FPI Loan Program, the Company makes loans to third-party farmers (both tenant and non-tenant) and landowners to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming, agricultural  and other real estate related projects. As of each of December 31, 2024 and 2023, the Company had six notes outstanding under the FPI Loan Program and has designated each of the notes receivable as loans. For loans under the FPI Loan Program, a loan is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the loan is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual loans are recorded as interest income when the payment is received. The loan is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the loan receivable and evaluates whether the value of the collateral continues to provide adequate security for the loan. Any uncollectible interest previously accrued is also charged off. As of December 31, 2024 and 2023, we believed the value of the underlying collateral

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

for each of the loans to be sufficient and in excess of the respective outstanding principal and accrued interest and no loans are currently on non-accrual status.

Sale-leaseback Transactions Accounted for as Financing Arrangements: In accordance with ASC 842, for transactions in which the Company enters into a contract to acquire an asset and lease it back to the seller, the Company is required to separately assess the lease classification apart from the other assets. In November 2022, the Company purchased land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand. The Company determined that the land and building components of the lease agreement with Ag Pro meet the definition of a sales-type lease and therefore, control is not considered to have transferred to the Company under GAAP. In December 2024, the Company purchased a property in West Virginia in a sale-leaseback transaction. The agreement contained a repurchase option. The Company determined that the repurchase option is reasonably certain to be exercised and, therefore, the transaction meets the definition of a sales type-lease.  As a result, the Company does not recognize the underlying assets but instead recognizes financial assets in accordance with ASC 310 “Receivables.” Accordingly, these transactions are accounted for as financing receivables and are included in loans and financing receivables, net on the accompanying consolidated balance sheets, net of allowance for credit losses, in accordance with ASC 310.

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

Deferred Offering Costs

Deferred offering costs include incremental direct costs related to regulatory, legal, accounting and professional service costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.0 million and less than $0.1 million in offering costs during the years ended December 31, 2024 and 2023, respectively. As of each of December 31, 2024 and 2023, the Company had $0.0 million in deferred offering costs associated with proposed or completed offerings of securities, net of amortization, remaining on the balance sheet.

Assets Held for Sale

The Company determines whether certain assets meet the criteria of assets held for sale in accordance with ASC Topic 360, “Property, Plant, and Equipment.” These assets are measured at the lower of (i) the carrying value and (ii) the fair value of the assets, less costs to sell. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement. Effective with the designation of the assets as held for sale, the Company suspends recording depreciation of the assets, resulting in a decrease in depreciation during the period. As of each of December 31, 2024 and 2023, the Company had less than $0.1 million classified as held for sale within the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

$0.1 million as of each of December 31, 2024 and 2023. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

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

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of December 31, 2024 and 2023, inventory consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Harvested crop	$414	$246
Growing crop	2,245	2,089
	$2,659	$2,335

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future cash flows, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

the fair value of goodwill is charged to net income as an impairment expense. During the years ended December 31, 2024 and 2023, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization, but rather are tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value is below its carrying value. During the years ended December 31, 2024 and 2023, the Company recorded impairment of $0.6 million and $0.0 million, respectively, on intangible assets. The fair value of trade names was determined to be $1.2 million at December 31, 2024. The Company utilized the relief from royalties method to determine the present value of cash flows through 2049 and the present value of residual cash flows, utilizing a discount rate of 8.7% and an average long-term revenue growth rate range of 0-3% per year. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 is defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement. Customer relationships are subject to amortization and are amortized over a period of 10 to 12 years. During the years ended December 31, 2024 and 2023, the Company recorded amortization of customer relationships of less than $0.1 million for each period.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including, for periods prior to 2022, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company recorded income tax benefit totaling less than $0.1 million and $0.2 million, respectively, for the years ended December 31, 2024 and 2023.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $0.4 million and $(2.5) million in taxable income (loss) from the TRS for the years ended December 31, 2024 and 2023, respectively.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2024, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2023 open tax year.

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of any acquisitions that it undertook during the years ended December 31, 2024 and 2023.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Fair Value

The Company is required to disclose fair value as further explained in “Note 6—Notes Receivable”, “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable” and “Note 10—Hedge Accounting”. Financial Accounting Standards Board (“FASB”)’s ASC 820-10 establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Segment Reporting

The majority of the Company’s revenue is derived from owning and managing properties leased to tenants. All assets and operations of the Company are located in the United States. The Company’s chief operating decision makers (“CODMs”) (Paul Pittman, Executive Chairman, and Luca Fabri, President and Chief Executive Officer) do not evaluate performance on a farm-specific or transactional basis and do not distinguish the Company’s principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has identified a single operating segment which is the entire entity for reporting purposes in accordance with GAAP and no aggregation of segments was required.

The CODMs assess performance and make decisions regarding the allocation of resources on a consolidated basis using Adjusted Funds from Operations (“AFFO”) and AFFO per share, which are Non-GAAP measures. The CODMs use AFFO and AFFO per share

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

to monitor budget versus actual results and evaluate performance of the segment in deciding whether to repay indebtedness, repurchase shares, fund and maintain our assets and operations, acquire new properties that we believe are accretive to long-term value creation, make distributions to our stockholders and unitholders, and fund other general business needs.

As the single operating segment is the Company in its entirety and the accounting policies for this segment are the same as the Company’s accounting policies described in Note 1—Organization and Significant Accounting Policies, there are no differences between the measurements of the Company’s single operating segment and the consolidated financial statements. Therefore, information about the profit or loss, assets, investments, expenditures and all other significant items of the Company’s single reportable segment can be found on the Company’s consolidated financial statements or in the reconciliation of net income (loss) to AFFO and AFFO per share below. In addition, there are no changes from prior period in the measurement methods used to determine segment information.

	For the years ended December 31,
(in thousands except per share amounts)	2024	2023
Net income	$61,450	$31,681
(Gain) on disposition of assets, net	(54,148)	(36,133)
Depreciation, depletion and amortization	5,588	7,499
Impairment of assets	790	5,840
FFO (1)	$13,680	$8,887

Stock-based compensation and incentive	1,963	2,008
Deferred impact of interest rate swap terminations	—	198
Real estate related acquisition and due diligence costs	28	17
Distributions on Preferred units and stock	(2,970)	(2,970)
Severance expense	1,373	—
AFFO (1)	$14,074	$8,140

AFFO per diluted weighted average share data:

AFFO weighted average common shares	49,127	51,810

Net income available to common stockholders of Farmland Partners Inc.	$1.19	$0.55
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.07	0.08
Depreciation, depletion and amortization	0.11	0.14
Impairment of assets	0.02	0.11
Stock-based compensation and incentive	0.04	0.04
(Gain) on disposition of assets, net	(1.10)	(0.70)
Distributions on Preferred units and stock	(0.07)	(0.06)
Severance expense	0.03	0.00
AFFO per diluted weighted average share (1)	$0.29	$0.16
(1)The year ended December 31, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement.

For more information about the Company’s revenue disaggregated by source and major customers, please refer to Note 2—Revenue Recognition and Note 3—Concentration Risk, respectively.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s Third Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”). The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by our Board of Directors at the date of grant. The Company recognizes compensation expense for non-vested shares granted to officers, employees and directors on a straight-line basis over the requisite service period based upon the fair value of the shares on the date of grant, as adjusted for forfeitures. The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.

Recently Issued Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments require that public business entities on an annual basis (i) disclose specific categories in the rate reconciliation, and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis (i) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received), (iii) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (iv) income tax expense (benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company is in the process of assessing the effect of this update on the consolidated financial statement disclosures.

The FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) in November 2024. The purpose of the ASU is to improve the disclosures about an entity’s expenses and to address requests from investors for more transparent information about certain types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included within expense captions presented on the face of the income statement (such as cost of sales, SG&A, and research and development). The new standard requires these disclosures to be presented in tabular format within the notes to the financial statements and does not change the requirements for the presentation of expenses on the face of the income statement. The ASU is effective for public business entities for annual periods beginning after December 15, 2026. The Company is in the process of assessing the effect of this update on the consolidated financial statement disclosures.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table presents rental income that is disaggregated by revenue source for the years ended December 31, 2024 and 2023:

	For the years ended
	December 31,
(in thousands)	2024	2023
Fixed Farm Rent	$32,236	$33,739
Solar, Wind and Recreation Rent	2,617	3,954
Tenant Reimbursements	2,714	3,428
Variable Rent	9,552	8,064
	$47,119	$49,185

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of December 31, 2024 and 2023, the Company had $0.1 million and $2.1 million, respectively, in deferred revenue. Deferred revenue as of December 31, 2023 included a deferred gain of approximately $2.1 million in connection with the sale of two properties that occurred during the three months ended December 31, 2023, whereby the Company provided approximately $9.5 million of seller financing. During the year ended December 31, 2024, the Company collected the seller financing and recognized the gain on sale of approximately $2.1 million.

The majority of the Company’s revenue is derived from rental income. The Company elected an accounting policy to account for both its lease and non-lease components (specifically, tenant reimbursements) as a single lease component under ASC 842, Lease Accounting.

The following sets forth a summary of rental income recognized during the years ended December 31, 2024 and 2023:

	Rental income recognized
	For the years ended
	December 31,
(in thousands)	2024	2023
Leases in effect at the beginning of the year	$40,978	$45,863
Leases entered into during the year	6,141	3,322
	$47,119	$49,185

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of December 31, 2024, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for each of the next five years and thereafter as of December 31, 2024 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2025	$42,900
2026	22,733
2027	17,376
2028	12,043
2029	3,761
Thereafter	48,002
$146,815

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the years ended December 31, 2024 and 2023 were $5.0 million and $2.3 million, respectively. The cost of harvested crops sold was $3.9 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively. Harvested crops are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the auction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties and includes them in deferred revenue until they are earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2024 and 2023.

The following table presents other revenue that is disaggregated by revenue source for the years ended December 31, 2024 and 2023:

	For the years ended
	December 31,
(in thousands)	2024	2023
Auction and brokerage fees	$1,382	$1,138
Crop insurance proceeds	821	2,335
Property management income	1,009	890
Other (e.g., interest income)	2,868	1,661
	$6,080	$6,024

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2024 and 2023, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases,

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental income recognized		Approximate % of rental income
	For the years ended December 31,		For the years ended December 31,
($ in thousands)	2024	2023	2024	2023
Tenant A (1)	$10,309	$6,702	21.9%	13.6%
(1)	The Company has numerous permanent crop leases with major farming companies located in California.

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2024 and 2023, and the fixed and variable rent recorded by the Company for the years then ended by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the years ended
	As of December 31,		December 31,
Location of Farm (2)	2024	2023	2024	2023
Corn Belt	45.2%	33.6%	40.3%	37.7%
Delta and South	9.6%	19.9%	8.4%	11.9%
High Plains	22.3%	16.4%	6.0%	9.1%
Southeast	10.9%	21.7%	15.7%	18.6%
West Coast	12.0%	8.4%	29.6%	22.7%
	100.0%	100.0%	100.0%	100.0%
(1)	Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent revenue, regional comparisons by rental income are more relevant for full years than quarters or partial years.
(2)	Corn Belt includes farms located in Illinois, Indiana, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas and Louisiana. High Plains includes farms located in Colorado, Kansas and Texas. Southeast includes farms located in South Carolina and West Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

On July 21, 2015, the Company entered into a lease agreement with American Agriculture Aviation LLC (“American Ag Aviation”) for the use of a private plane. American Ag Aviation is a Colorado limited liability company that is owned 100% by Paul A. Pittman, the Company’s Executive Chairman. The private plane was generally utilized when commercial air travel was not readily available or practical to and from a particular location. The Company incurred costs of $0.0 million and less than $0.1 million during the years ended December 31, 2024 and 2023, respectively, to American Ag Aviation for use of the aircraft in accordance with the lease agreement. Generally, costs were recognized based on the nature of the associated use of the aircraft consistently with other travel expenses, as follows: (i) general and administrative - expensed as general and administrative expenses within the Company’s consolidated statements of operations; (ii) land acquisition (accounted for as an asset acquisition) - allocated to the acquired real estate assets within the Company’s consolidated balance sheets; and (iii) land acquisition (accounted for as a business combination) - expensed as acquisition and due diligence costs within the Company’s consolidated statements of operations. In November 2023, the lease agreement was terminated due to American Ag Aviation’s disposition of its private plane.

Note 5—Real Estate

During the year ended December 31, 2024, the Company completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $17.9 million. No intangible assets were acquired through these acquisitions.

During the year ended December 31, 2023, the Company completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $22.2 million. No intangible assets were acquired through these acquisitions.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2024, the Company completed dispositions consisting of 54 properties in the Corn Belt, Delta and South, High Plains and Southeast regions. The Company received $312.0 million in aggregate consideration, and recognized an aggregate gain on sale of $54.1 million. This gain includes $2.1 million in connection with dispositions of certain properties with seller financing sold in 2023, for which the gain was deferred until the Company collected the seller financing in 2024. On October 16, 2024, 46 of the 54 properties disposed of during the year, comprising 41,554 acres, were sold to Farmland Reserve, Inc., a Utah nonprofit corporation and an unrelated party, for total consideration of $289.0 million. The carrying amounts of the major classes of assets included in the disposal group as of the disposal date were as follows:

October 16,
($ in thousands)	2024
Land, at cost	$223,963
Grain facilities	4,654
Irrigation improvements	11,836
Drainage improvements	2,072
Other	693
Construction in progress	18
Real estate, at cost	243,236
Less accumulated depreciation	(5,016)
Total real estate, net	238,220

The Company recognized a gain of $49.0 million on the sale of the portfolio, which is presented in (Gain) on disposition of assets, net in the Company’s Consolidated Statement of Operations. It is included within continuing operations in accordance with ASC 360-10-45-5. The net income before income tax benefit attributable to the disposed portfolio for the years ended December 31, 2024 (through the date of sale) and 2023 was $8.5 million and $8.4 million, respectively. The net income attributable to the Company (after non-controlling interests) for the years ended December 31, 2024 (through the date of sale) and 2023 was $8.3 million and $8.2 million, respectively.

During the year ended December 31, 2023, the Company completed dispositions consisting of 74 properties in the Corn Belt, Delta and South, High Plains, Southeast and West Coast regions. The Company received $195.5 million in aggregate consideration, including $11.8 million in seller financing, and recognized an aggregate gain on sale of $36.1 million.

In addition, during the year ended December 31, 2023, the Company deferred an additional net gain on sale of $2.1 million in connection with dispositions of certain properties with seller financing. The gain was recognized during the year ended December 31, 2024, when the Company collected the seller financing.

Note 6—Loans and Financing Receivables

The Company offers an agricultural lending product focused on farmers as a complement to the Company’s business of acquiring and owning farmland and leasing it to farmers. Under the FPI Loan Program, the Company primarily makes loans to third-party farmers (both tenant and non-tenant) and landowners to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming, agricultural and other real estate related projects. The Company seeks to make loans that are collateralized by farm real estate or growing crops and in principal amounts of $1.0 million or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

On December 18, 2024, the Company purchased a property in West Virginia in a sale leaseback transaction containing a repurchase option. The Company determined that the repurchase option is reasonably certain to be exercised and, therefore, the transaction meets the definition of a sales type-lease and is accounted for as a financing arrangement. The lease matures on December 31, 2029. The discount rate used for the transaction was 10.0%.

As of December 31, 2024 and 2023, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	December 31, 2024	December 31, 2023	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$207	$210	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,842	1,900	3/3/2025
Mortgage Note (3)	Principal due at maturity & interest due quarterly	1,800	1,800	11/17/2028
Mortgage Note (4)	Principal due at maturity & interest due semi-annually	—	8,009	12/28/2024
Mortgage Note (5)	Principal due at maturity & interest due semi-annually	—	1,491	12/28/2024
Mortgage Note (6)	Principal due at maturity & interest due monthly	500	500	6/30/2025
Mortgage Note (7)	Principal & interest due at maturity	22,000	—	1/31/2026
Mortgage Note (7)	Principal & interest due at maturity	6,380	—	1/31/2026
Total outstanding principal		32,729	13,910
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	5,947	5,920	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	4,497	4,498	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	3,565	3,563	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	3,231	3,237	11/17/2037
Financing Receivable, net (9)	Monthly payments in accordance with lease agreement	7,826	—	12/31/2029
Total financing receivable		25,066	17,218
Interest receivable (net prepaid interest and points)		(2,209)	60
Allowance for credit losses		(281)	(168)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$55,305	$31,020
1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The note is secured against farmland properties.
2)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
3)	On November 17, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
4)	On December 28, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition. This loan was fully repaid in August 2024.
5)	On December 28, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition. This loan was fully repaid in August 2024.
6)	On December 28, 2023, the Company entered into a loan agreement secured by farmland and a feedlot in connection with a property disposition.
7)	On October 29, 2024 and December 20, 2024, the Company entered into loan agreements with the same party secured against properties.
8)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.
9)	On December 18, 2024, the Company entered into a sale leaseback transaction accounted for as a financing transaction, with a lease term of five years.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated its credit losses on its loan balances in accordance with ASC 326, Financial Instruments—Credit Losses, to be less than $0.1 million as of each of December 31, 2024 and 2023. Additionally, the Company has recorded an allowance for credit losses on its financing receivables of $0.2 million and $0.1 million as of December 31, 2024 and 2023, respectively. The Company recorded no credit loss expense related to receivables during the years ended December 31, 2024 and 2023, respectively. There were no charge-offs during the years ended December 31, 2024 and 2023 and less than $0.1 million and $0.0 million in recoveries for the years ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, all payments under loans and financing receivables have been received in accordance with the agreements.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The following tables detail the allowance for credit losses as of December 31, 2024 and 2023:

	December 31, 2024
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$30,520	$(49)	$30,471	0.16%
Financing Receivables	25,066	(232)	24,834	0.93%
Totals	$55,586	$(281)	$55,305	0.51%

	December 31, 2023
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$13,970	$(76)	$13,894	0.54%
Financing Receivables	17,218	(92)	17,126	0.53%
Totals	$31,188	$(168)	$31,020	0.54%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the years ended December 31, 2024 and 2023:

	Years ended December 31,
($ in thousands)	2024	2023
Balance at beginning of period	$(168)	$(92)
Initial allowance for financing receivables	(140)	—
Initial allowance for loan receivables	—	(76)
Current period change in credit allowance	10	—
Charge-offs	—	—
Recoveries	17	—
Balance at end of period	$(281)	$(168)

A reconciliation of the carrying amount of loans receivable and financing receivables for the years ended December 31, 2024 and 2023 is set out below:

	Years ended December 31,
($ in thousands)	2024	2023
Balance at beginning of year	$31,128	$22,011
Additions during year:		—
Issuance of loans and financing receivables	35,823	11,801
Interest accrued on financing receivables	1,116	1,054
Origination fees included in notes receivable	2,595	—
	70,662	34,866
Deductions during year:
Collections of principal on loans	11,835	2,707
Payments on financing receivables	1,032	1,031
Balance at end of year	$57,795	$31,128

The collateral for the mortgage notes receivable consists of real estate and personal property.

The Company estimates the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of December 31, 2024 and 2023, the estimated fair value of the loans and financing receivables was $48.7 million and $24.5 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2024 and 2023, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	December 31,	Interest Rate	Adjustment	December 31,	December 31,	Maturity	December 31,
Loan	Payment Terms	2024	Terms	Date	2024	2023	Date	2024
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$13,827	$13,827	April 2025	$5,069
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	11,160	11,160	April 2025	—
Farmer Mac Facility	Monthly	6.05%	SOFR + 1.50%	N/A	—	30,000	December 2025	73,484
MetLife Term Loan #1	Semi-annual	5.55%	Fixed	N/A	67,086	72,585	March 2026	102,171
MetLife Term Loan #4	Semi-annual	5.55%	Fixed for 3 years	March 2026	1,550	5,756	June 2026	3,366
MetLife Term Loan #5	Semi-annual	5.63%	Fixed for 3 years	January 2026	1,827	5,179	January 2027	7,378
MetLife Term Loan #6	Semi-annual	5.55%	Fixed for 3 years	February 2026	16,226	21,726	February 2027	26,230
MetLife Term Loan #7	Semi-annual	5.87%	Fixed for 3 years	June 2026	6,934	15,434	June 2027	12,120
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	6.37%	Fixed for 3 years	May 2027	8,400	16,800	May 2028	16,865
MetLife Term Loan #10	Semi-annual	6.36%	Fixed	N/A	21,806	48,986	October 2030	36,711
MetLife Term Loan #11	Semi-annual	5.35%	Fixed for 3 years	N/A	—	12,750	October 2031	—
MetLife Term Loan #12	Semi-annual	3.11%	Fixed for 3 years	N/A	—	14,359	December 2031	—
MetLife Facility	Quarterly	6.76%	SOFR + 2.10%	N/A	—	—	October 2027	79,929
Rabobank (1)	Semi-annual	6.37%	SOFR + 1.81%	March 2026 ⁽²⁾	11,758	45,533	March 2028	30,688
Rutledge Facility	Quarterly	6.06%	SOFR + 1.40%	N/A	—	5,000	February 2027	176,877
Total outstanding principal					204,574	363,095		$680,930
Debt issuance costs					(891)	(2,236)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$203,683	$360,859
(1)	As of December 31, 2024, the Company has an interest rate swap agreement with Rabobank for $11.8 million notional of fixed SOFR at 2.114% until March 2026 for a weighted average rate of approximately 3.81% (see “Note 10—Hedge Accounting”). After adjusting the $11.8 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 5.7% to 0.0%.
(2)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms.”

Farmer Mac Debt

As of December 31, 2024 and 2023, the Operating Partnership had approximately $25.0 million and $55.0 million, respectively, in aggregate principal amount outstanding under the bond purchase agreement entered into in October 2022 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), and $42.4 million and $43.1 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bear fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR + 1.50% on drawn amounts and an unused commitment fee of 0.20%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum loan-to-value ratio of not more than 60%. The Company was in compliance with all applicable covenants at December 31, 2024. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Debt

As of December 31, 2024 and 2023, the Company had $167.8 million and $257.6 million in aggregate principal amount outstanding, respectively, under the credit agreements between Metropolitan Life Insurance Company (“MetLife”) and certain of the Company’s subsidiaries (collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to three-month term SOFR plus 210 basis points. As of December 31, 2024, the facility size was $50.0 million, no amounts had been borrowed and all $50.0 million remained available under the senior secured revolving line

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

of credit entered into by the Operating Partnership with MetLife in October 2022 (the “MetLife Facility”). As of December 31, 2024, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of December 31, 2024 and 2023, the Company and the Operating Partnership had $11.8 million and $45.5 million in aggregate principal amount outstanding, respectively, under a mortgage note with Rabobank (the “Rabobank Mortgage Note”). The Company was in compliance with all covenants under the Rabobank Mortgage Note as of December 31, 2024. The Rabobank Mortgage Note was amended in March 2024 to eliminate $2.1 million of annual amortization and did not impact the Company’s consolidated financial statements.

Rutledge Facility

As of December 31, 2024 and 2023, the Company and the Operating Partnership had $0.0 million and $5.0 million in aggregate principal amount, respectively, outstanding under a credit agreement (the “Rutledge Facility”) with Rutledge Investment Company (“Rutledge”). The credit agreement was amended in June 2024 to reduce the interest rate to three-month SOFR plus 140 basis points, eliminate the 2.5% annual reduction in facility size, reduce the facility size to $75.0 million, and introduce an unused commitment fee of 0.20%. The Company accounted for this amendment as a debt modification, and as a result, recognized a non-cash loss of $0.06 million during the year ended December 31, 2024 within Other (income) expense in the Company’s Consolidated Statement of Operations.

The interest rate for the Rutledge Facility is based on three-month SOFR plus 140 basis points. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants. As of December 31, 2024, $75.0 million remained available under this facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

LIBOR

On July 1, 2023, the Rabobank Mortgage Note, the Company’s only remaining indebtedness with a maturity date beyond 2023 that had exposure to LIBOR, was converted to a SOFR-based instrument. Accordingly, as of December 31, 2023, the Company did not have any indebtedness that had exposure to LIBOR.

Debt Issuance Costs

During the years ended December 31, 2024 and 2023, the Company incurred $0.1 million and $0.3 million, respectively, in debt issuance costs. The Company recorded amortization expense of $0.7 million for each of the years ended December 31, 2024 and 2023, which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $2.6 million and $1.9 million as of December 31, 2024 and 2023, respectively. For more information on the Company’s accounting policies related to debt issuance costs, see “Note 1—Organization and Significant Accounting Policies—Debt Issuance Costs.”

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Aggregate Maturities

As of December 31, 2024, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2025	$24,987
2026	68,636
2027	24,987
2028	20,158
2029	—
Thereafter	65,806
$204,574

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2024 and 2023, the estimated fair value of the mortgage notes payable was $193.5 million and $349.1 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

Office Leases

As of December 31 2024, the Company had seven leases in place for office space and office equipment with payments ranging between $206 and $13,711 per month and lease terms expiring between January 2025 and December 2025. The Company recognizes right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 3.35% to 6.47%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. The Company’s total lease cost during the years ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2025	$221
2026	—
2027	—
2028	—
2029	—
Thereafter	—
Total lease payments	221
Less: imputed interest	(27)
Lease liability	$194

Litigation

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United State District Court for the District of Colorado (where the state

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023. Sabrepoint filed a reply in support of its petition on January 25, 2024, and on February 16, 2024, the court requested a briefing on the merits.  On January 16, 2025, the Texas Supreme Court held oral arguments, and Sabrepoint's appeal is now fully briefed and pending a decision by the court. The Company remains confident that it will ultimately be permitted to proceed with its claims against Sabrepoint.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of December 31, 2024, the Company had an approximate aggregate net book value of $0.7 million related to assets with unexercised repurchase options. As of December 31, 2023, the Company had received payments totaling $3.5 million related to an exercised repurchase option on a property. Effective March 1, 2024, the repurchase option and the lease agreement were terminated by mutual agreement, whereby the Company received a lease termination fee of $0.8 million which was recorded within rental income and retained approximately $1.2 million which was recorded in income from forfeited deposits during the year ended December 31, 2024.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Company’s Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company had an accrued liability for safe harbor contributions of less than $0.1 million as of each of December 31, 2024 and 2023.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of December 31, 2024 and 2023, FPI owned 97.5% and 97.6% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 2.5% and 2.4% of the outstanding interests, respectively, were held in the form of Common units and comprised non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after the 12 month anniversary of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the year ended December 31, 2024, there were no redemptions of Common units. During the year ended December 31, 2023, the Company redeemed 34,000 Common units in exchange for cash of approximately $0.4 million. There were approximately 1.2 million outstanding Common units eligible to be tendered for redemption as of each of December 31, 2024 and 2023.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in the parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in a decrease to the non-controlling interest in the Operating Partnership by less than $0.1 million during the each of the years ended December 31, 2024 and 2023, with the corresponding offsets to additional paid-in capital.

Redeemable Non-Controlling Interests in Operating Partnership, Series A Preferred Units

On March 2, 2016, the sole general partner of the Operating Partnership entered into Amendment No. 1 (the “Amendment”) to the Partnership Agreement in order to provide for the issuance, and the designation of the terms and conditions, of the Series A preferred units. Pursuant to the Amendment, among other things, each Series A preferred unit has a $1,000 liquidation preference and is entitled to receive cumulative preferential cash distributions at a rate of 3.00% per annum of the $1,000 liquidation preference, which is payable annually in arrears on January 15 of each year or the next succeeding business day. The cash distributions are accrued ratably over the year and credited to redeemable non-controlling interest in the Operating Partnership, preferred units on the balance sheet with the offset recorded to retained earnings. On March 2, 2016, 117,000 Series A preferred units were issued as partial consideration in the acquisition of a portfolio of Illinois farms. Upon any voluntary or involuntary liquidation or dissolution, the Series A preferred units are entitled to a priority distribution ahead of Common units in an amount equal to the liquidation preference plus an amount equal to all distributions accumulated and unpaid to the date of such cash distribution. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. As of December 31, 2024, 99,000 Series A preferred units were outstanding. The total liquidation value of such preferred units as of each of December 31, 2024 and 2023 was $102.0 million including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2024 and 2023:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2022	107	$110,210
Distribution paid to non-controlling interest	—	(3,210)
Accrued distributions to non-controlling interest	—	2,970
Redemption of Series A preferred units	(8)	(8,000)
Balance at December 31, 2023	99	$101,970

Balance at December 31, 2023	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	2,970
Redemption of Series A preferred units	—	—
Balance at December 31, 2024	99	$101,970

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2024 and 2023:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2024	December 12, 2023	December 29, 2023	January 12, 2024	$0.2100
	October 24, 2023	January 2, 2024	January 16, 2024	$0.0600
	February 27, 2024	April 1, 2024	April 15, 2024	$0.0600
	April 29, 2024	July 1, 2024	July 15, 2024	$0.0600
	July 23, 2024	October 1, 2024	October 15, 2024	$0.0600
				$0.4500

2023	October 24, 2022	January 2, 2023	January 17, 2023	$0.0600
	February 21, 2023	April 3, 2023	April 17, 2023	$0.0600
	May 3, 2023	July 3, 2023	July 17, 2023	$0.0600
	July 25, 2023	October 2, 2023	October 16, 2023	$0.0600
				$0.2400

Additionally, as of December 31, 2024, the Company accrued $57.3 million in dividends payable to common stockholders and

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

holders of Common units (paid in January 2025), including $54.4 million as a one-time special dividend of $1.15 per share related to asset appreciation. In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. In addition, from time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital. For income tax purposes, 2024 common stock dividends were $1.40 per share (which includes the $1.15 per share one-time special dividend mentioned above), of which 87.34% are considered capital gains per I.R.C. Section 857(b)(3) and 12.66% are considered ordinary income.

In connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company had accrued $3.0 million in distributions payable as of December 31, 2024. The distributions are payable annually in arrears on January 15 of each year.

Share Repurchase Program

On March 15, 2017, the Company’s Board of Directors approved a program to repurchase up to $25.0 million in shares of the Company’s common stock. On August 1, 2018, the Company’s Board of Directors increased the authority under the share repurchase program by an aggregate of $30.0 million. On November 7, 2019, the Company’s Board of Directors increased the authority under the program by an additional $50.0 million. On May 3, 2023, the Company’s Board of Directors approved a $75.0 million increase. On November 1, 2023, the Company’s Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. Repurchases under this program may be made from time to time, in amounts and prices as the Company deems appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The Company funds repurchases under the program using cash on its balance sheet.

During the year ended December 31, 2024, the Company repurchased 2,240,295 shares of its common stock at a weighted average price of $12.25 per share. As of December 31, 2024, the Company had approximately $55.8 million of capacity remaining under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2021, the Company’s stockholders approved the Third Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 1.9 million shares. As of December 31, 2024, there were 0.2 million shares available for future grants under the Plan.

The Company may issue equity-based awards to officers, non-employee directors, employees, independent contractors and other eligible persons under the Plan. The Plan provides for the grant of stock options, share awards (including restricted stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into Common units. The terms of each grant are determined by the compensation committee of the Company’s Board of Directors.

From time to time, the Company may award time-based and performance-based restricted shares of its common stock under the Plan, as compensation to officers, employees, non-employee directors and non-employee consultants. The shares of restricted stock vest generally over a period of time and/or upon the achievement of certain performance conditions, as applicable, as determined by the compensation committee of the Company’s Board of Directors at the date of grant. Performance-based restricted shares are based upon the Company’s total shareholder return measured on an absolute basis, and relative to an index, and are subject to continued employment. The number of shares of common stock that may be ultimately earned following the end of the cumulative performance period ranges from 0% to 150% of the target number of performance-based restricted shares granted. The Company recognizes compensation expense for awards issued to officers, employees and non-employee directors for restricted shares of common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures. The Company recognizes compensation expense for awards issued to non-employee consultants in the same period and in the same manner as if the Company paid cash for the underlying services.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

A summary of the non-vested restricted shares as of December 31, 2024 and 2023 is as follows:

	Time-based		Performance-based
		Weighted		Weighted
	Number of	average grant	Number of	average grant
(shares in thousands)	shares	date fair value	shares	date fair value
Unvested at December 31, 2022	260	$10.88
Granted	226	10.92
Vested	(138)	10.28
Forfeited	(1)	12.26
Unvested at December 31, 2023	347	$11.15

Unvested at December 31, 2023	347	$11.15	—	$—
Granted	183	11.26	39	7.36
Vested	(202)	11.25	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2024	328	$11.15	39	$7.36

The grant-date fair values of performance-based restricted shares were based on specified absolute and relative total stockholder return goals measured over a three-year performance period. The Company used Monte Carlo simulations, which use a probabilistic approach for estimating the fair values of the awards. Expected volatilities were derived from the volatility of the historical prices of the Company and the comparative index. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government securities, with remaining terms corresponding to the service periods of the performance-based restricted shares. The dividend yield was based on historical dividend yields for the Company and the comparative index.

The Company recognized stock-based compensation and incentive expense related to restricted stock awards of $1.9 million during each of the years ended December 31, 2024 and 2023. As part of the November 2021 acquisition of Murray Wise Associates, LLC (“MWA”), the Company entered into an incentive compensation agreement providing for the issuance of up to $3.0 million in shares of common stock for the benefit of certain MWA employees, the issuance of which is tied to achieving certain profitability and asset-under-management objectives within three years following the closing of the transaction. The Company recognized $0.0 million of stock incentive expense during the each of the years ended December 31, 2024 and 2023. The incentive compensation agreement expired in November 2024. As of each of December 31, 2024 and 2023, there were $2.3 million of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.6 years.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

At-the-Market Offering Program

On May 6, 2022, the Company entered into equity distribution agreements under which the Company issued and sold from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). The ATM Program expired on April 9, 2024 in connection with the expiration of the Company’s shelf registration statement on Form S-3 (File No. 333-254834) (the “2021 Shelf Registration Statement”) as described elsewhere in this Annual Report on Form 10-K. On May 8, 2024, the Company filed a new shelf registration statement on Form S-3 (File No. 333-279210), which was declared effective by the SEC on May 17, 2024 (the “2024 Shelf Registration Statement”), pursuant to which the Company may issue and sell additional equity or debt securities. The Company does not currently have an at-the-market offering program, but may enter into a new equity distribution agreement in the future pursuant to which sales may be made under the 2024 Shelf Registration Statement.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is shown below. Diluted earnings (loss) per share includes the impact of unvested restricted shares and Series A preferred units, if dilutive.

	For the years ended
	December 31,
(in thousands, except per share amounts)	2024	2023
Numerator for net income per share - basic:
Net income available to common stockholders of Farmland Partners Inc.	$56,428	$27,786

Numerator for net income per share - diluted:
Net income available to common stockholders of Farmland Partners Inc.	$56,428	$27,786
Dividend equivalent rights allocated to performance-based unvested restricted shares	—	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	—	—
Distributions on Series A preferred units	2,970	2,970
Numerator for net income per share - diluted:	$59,398	$30,756

Denominator:
Weighted-average number of common shares - basic	47,546	50,243
Unvested time-based restricted shares	—	—
Unvested performance-based restricted shares	—	—
Redeemable non-controlling interest	8,441	8,049
Weighted-average number of common shares - diluted (1)	55,987	58,292

Income per share attributable to common stockholders - basic	$1.19	$0.55
Income per share attributable to common stockholders - diluted	$1.06	$0.53
(1)	The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.2 million for each of the years ended December 31, 2024 and 2023.

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

Denominator:

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if-converted basis if they are dilutive. For the years ended December 31, 2024 and 2023, these shares were included in the diluted earnings per share calculation.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2024 and 2023, diluted weighted average common shares do not include the impact of unvested compensation-related shares, as they would have been anti-dilutive.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023
Shares	45,604	47,656
Common Units	1,203	1,203
Unvested Restricted Stock Awards	328	347
	47,135	49,206

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of December 31, 2024 and 2023, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during the years ended December 31, 2024 and 2023 were $0.4 million, for each year. On October 17, 2024, as a result of the reduction in debt on our Rabobank Mortgage Note, the Company amended its existing swap agreement to adjust the total notional amount from $33.2 million to $11.8 million, effectively reducing our floating rate exposure to $0.0 million. No other terms of the existing swap agreement were amended. The amendment resulted in proportional partial de-designation of the existing swap. The fair value for the portion de-designated was $0.5 million on the amendment date. The Company will amortize this amount through Other Comprehensive Income utilizing a forward curve analysis over the remaining term of the swap. Amortization for the years ended December 31, 2024 and 2023 was $(0.1) million and $0.2 million, respectively.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. If the qualitative assessment indicates that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective as of December 31, 2024.

As of December 31, 2024, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $11.8 million.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The fair value of the Company’s derivative instrument on a recurring basis as of December 31, 2024, is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$498

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2024 and 2023 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The net change associated with current period hedging transactions was $(1.1) million and $(0.8) million for the years ended December 31, 2024 and 2023, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $(0.1) million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2024. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Beginning accumulated derivative instrument gain or loss	$2,691	$3,306
Net change associated with current period hedging transactions	(1,065)	(813)
Amortization of frozen AOCI on de-designated hedge	(114)	198
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$1,512	$2,691

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the years ended
($ in thousands)	December 31, 2024	December 31, 2023
United States	$(338)	$(2,722)
International	—	—
Total	$(338)	$(2,722)

The federal and state income tax provision (benefit) is summarized as follows:

	For the years ended
($ in thousands)	December 31, 2024	December 31, 2023
Current:
Federal	$2	$(144)
State	—	(41)
Total Current Tax (Benefit) Expense	$2	$(185)
Deferred:
Federal	(18)	19
Total Tax (Benefit) Expense	$(16)	$(166)

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of December 31, 2024 are as follows:

($ in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss	$1,986	$1,996
Stock Compensation	12	5
Deferred Revenue	—	3
Charitable Contributions	5	4
Total deferred tax assets	$2,003	2,008
Deferred tax liabilities:
Fixed assets	$(13)	$(15)
Intangible Assets	(86)	(181)
Total deferred tax liabilities	$(99)	$(196)
Valuation Allowance	(1,925)	(1,851)
Net deferred taxes	$(21)	$(39)

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period. Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $0.1 million during the year ended December 31, 2024. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

Net operating losses and tax credit carryforwards as of December 31, 2024 are as follows:

($ in thousands)	December 31, 2024	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$7,683	Does not expire
Net operating losses, state	$5,386	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Tax (Benefit) Expense
	For the years ended December 31,
($ in thousands	2024	2023
Statutory Rate	$(71)	$(571)
State Tax	(19)	(191)
Valuation Allowance	74	596
	$(16)	$(166)

	Tax Rate
	For the years ended December 31,
	2024	2023
Statutory Rate	21.00%	21.00%
State Tax	5.62%	7.02%
Valuation Allowance	(21.89)%	(21.92)%
	4.73%	6.10%

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 12—Quarterly Financial Information (unaudited)

The following table reflects the quarterly results of operations for the years ended December 31, 2024 and 2023.

	Quarter Ended
($ in thousands except per share data)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Operating revenues	$11,990	$11,445	$13,317	$21,474
Operating expenses	6,843	8,205	8,094	10,397
Other expenses (1)	3,720	5,293	3,374	(49,134)
Net income (loss) before income tax expense	1,427	(2,053)	1,849	60,211
Income tax expense	(19)	1	(11)	45
Net income (loss)	$1,408	$(2,052)	$1,838	$60,256
Net income (loss) available to common stockholders of Farmland Partners Inc.	$606	$(2,769)	$1,028	$57,563

Basic net income (loss) per share available to common stockholders (2)	$0.01	$(0.06)	$0.02	$1.22
Diluted net income (loss) per share available to common stockholders (2)	$0.01	$(0.06)	$0.02	$1.04
Basic weighted average common shares outstanding	47,704	47,798	47,839	46,836
Diluted weighted average common shares outstanding	47,704	47,798	47,839	55,093

	Quarter Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Operating revenues	$12,672	$11,584	$11,618	$21,592
Operating expenses	7,835	8,828	11,603	11,201
Other expenses (1)	3,114	(5,146)	(4,109)	(7,375)
Net income before income tax expense	1,723	7,902	4,124	17,766
Income tax expense	(9)	(4)	191	(12)
Net income	$1,714	$7,898	$4,315	$17,754
Net income available to common stockholders of Farmland Partners Inc.	$857	$7,001	$3,446	$16,482

Basic net income (loss) per share available to common stockholders (2)	$0.02	$0.14	$0.07	$0.35
Diluted net income (loss) per share available to common stockholders (2)	$0.02	$0.12	$0.07	$0.30
Basic weighted average common shares outstanding	54,007	50,860	48,432	47,762
Diluted weighted average common shares outstanding	54,007	59,112	48,432	55,635
(1)	Other expenses for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 included $0.1 million, $0.0 million, $(2.0) million, ($52.2) million, respectively, related to gain on disposition of assets. Other expenses for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023 included $1.8 million, $11.1 million, $10.3 million, $12.9 million, respectively, related to gain (loss) on disposition of assets.
(2)	The basic and diluted net (loss) income for the quarters do not equal full year results due to issuance of common stock throughout the year and rounding.

Note 13—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On February 18, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on April 15, 2025 to stockholders and unitholders of record as of April 1, 2025.

Additionally, subsequent to December 31, 2024, the Company paid dividends totaling $57.2 million including $54.4 million as a one-time special dividend of $1.15 per share related to asset appreciation. These dividends were accrued as of December 31, 2024.

Share Repurchase Program

Subsequent to December 31, 2024, the Company repurchased 63,023 shares of common stock at a weighted average price of $11.74 per share.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Real Estate Dispositions

Subsequent to December 31, 2024, the Company completed one farm disposition in the West Coast region for $4.1 million in aggregate consideration, including $2.1 million in seller financing.

Repayments on Mortgage Notes Payable

In connection with the disposition mentioned above, the Company made principal repayments on MetLife Term Loan #9 of $2.0 million subsequent to December 31, 2024.

Issuances and Repayments of Loans under the FPI Loan Program

Subsequent to December 31, 2024, in addition to the $2.1 million in seller financing noted above, the Company issued two additional loans under the FPI Loan Program for an aggregate principal amount of approximately $3.1 million to third-party farmers (both tenant and non-tenant) and landowners. Total principal repayments on the FPI Loan Program subsequent to December 31, 2024 were $2.0 million.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2024

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
California	(j)	44,994	—	44,994	—	—	—	44,994	—	44,994	—		2017	—
California	(j)	33,482	—	33,482	—	—	—	33,482	—	33,482	—		2017	—
California	(q)	19,925	11,521	31,446	—	1,782	1,782	19,925	13,303	33,228	6,221	2017, 2019, 2022, 2023	2017	17
Illinois	(k), (l)	29,677	431	30,108	—	2,593	2,593	29,677	3,024	32,701	727	2017, 2018, 2023	2017	25
California	(j)	31,567	—	31,567	—	—	—	31,567	—	31,567	—		2017	—
Illinois	(h)	22,887	1,484	24,371	39	1,820	1,859	22,926	3,304	26,230	664	2017, 2018, 2019, 2023	2017	26
Louisiana		24,882	128	25,010	131	195	326	25,013	323	25,336	73	2021, 2022	2021	6
California	(q)	7,647	11,518	19,165	—	991	991	7,647	12,509	20,156	3,453	2017, 2018, 2020, 2021, 2022, 2024	2017	24
California	(q)	10,935	6,878	17,813	—	409	409	10,935	7,287	18,222	2,792	2017, 2021, 2023, 2024	2017	28
California	(q)	9,998	8,116	18,114	—	(488)	(488)	9,998	7,628	17,626	3,131	2017, 2021	2017	19
California	(q)	8,326	6,075	14,401	—	2,649	2,649	8,326	8,724	17,050	1,783	2017, 2018, 2019, 2021, 2022, 2024	2017	27
California	(q)	11,888	3,398	15,286	—	789	789	11,888	4,187	16,075	1,739	2017, 2021, 2022, 2023, 2024	2017	20
Illinois		14,188	110	14,298	—	—	—	14,188	110	14,298	19	2024	2024	6
Texas	(d)	5,773	6,338	12,111	—	312	312	5,773	6,650	12,423	980	2022, 2023, 2024	2022	11
Colorado	(p)	10,716	70	10,786	—	—	—	10,716	70	10,786	19	2014	2014	39
California	(q)	8,340	4,546	12,886	—	(2,345)	(2,345)	8,340	2,201	10,541	807	2017, 2020, 2021, 2023	2017	23
California	(q)	9,534	263	9,797	—	(31)	(31)	9,534	232	9,766	154	2017	2017	17
California	(q)	6,191	2,772	8,963	—	(70)	(70)	6,191	2,702	8,893	1,181	2017	2017	15
South Carolina	(l)	7,904	133	8,037	—	72	72	7,904	205	8,109	40	2015, 2017, 2020, 2024	2015	23
Illinois	(e)	7,359	420	7,779	1	(350)	(349)	7,360	70	7,430	43	2016	2016	15
Illinois	(o)	6,097	—	6,097	—	450	450	6,097	450	6,547	78	2018	2016	40
Missouri	(d)	6,493	15	6,508	—	—	—	6,493	15	6,508	6	2021	2021	15
Illinois	(o)	6,429	—	6,429	—	—	—	6,429	—	6,429	—		2016	—
Illinois	(e)	5,502	—	5,502	—	338	338	5,502	338	5,840	279	2016	2016	10
California	(d)	5,446	390	5,836	—	—	—	5,446	390	5,836	148	2021, 2023	2021	11
California	(q)	3,559	3,317	6,876	—	(1,122)	(1,122)	3,559	2,195	5,754	641	2017	2017	27
Colorado	(d)	3,388	147	3,535	—	2,179	2,179	3,388	2,326	5,714	499	2021	2021	21
Colorado	(g)	793	4,731	5,524	—	173	173	793	4,904	5,697	643	2016, 2017, 2019, 2021, 2022, 2024	2016	22
Illinois	(e)	5,463	105	5,568	—	7	7	5,463	112	5,575	37	2016	2016	23
Colorado	(i)	4,156	1,280	5,436	—	(6)	(6)	4,156	1,274	5,430	408	2017	2017	28
Arkansas	(d)	5,169	185	5,354	—	—	—	5,169	185	5,354	114	2017	2017	15
Illinois	(e)	4,928	4	4,932	—	148	148	4,928	152	5,080	23	2017	2016	50
Illinois	(d)	4,819	20	4,839	—	—	—	4,819	20	4,839	10	2022	2022	5
Illinois	(q)	4,575	—	4,575	—	—	—	4,575	—	4,575	—		2017	—
Illinois	(o)	4,530	4	4,534	—	—	—	4,530	4	4,534	3	2016	2016	10
California	(k)	2,461	1,974	4,435	—	(2)	(2)	2,461	1,972	4,433	436	2017, 2018, 2022, 2023	2017	20
Illinois	(o)	4,358	—	4,358	—	—	—	4,358	—	4,358	—		2016	—
Colorado	(p)	3,566	359	3,925	—	130	130	3,566	489	4,055	167	2014, 2016, 2017, 2018, 2021	2014	20
Illinois	(o)	3,818	—	3,818	1	—	1	3,819	—	3,819	—		2016	—
Illinois	(d)	2,981	—	2,981	—	634	634	2,981	634	3,615	315	2015	2014	38
Illinois	(o)	3,547	—	3,547	—	—	—	3,547	—	3,547	—		2016	—
Illinois	(d)	1,290	—	1,290	—	2,199	2,199	1,290	2,199	3,489	806	2015, 2017	2014	38
Illinois	(o)	3,476	—	3,476	—	4	4	3,476	4	3,480	3	2016	2016	12
Illinois	(d)	3,401	16	3,417	—	—	—	3,401	16	3,417	4	2022	2022	10
Illinois	(o)	3,002	68	3,070	—	253	253	3,002	321	3,323	258	2016, 2018	2016	16
Illinois	(e)	3,218	—	3,218	—	95	95	3,218	95	3,313	17	2018	2016	40
Illinois	(o)	3,282	—	3,282	—	—	—	3,282	—	3,282	—		2016	—
Illinois	(q)	3,163	—	3,163	—	—	—	3,163	—	3,163	—		2017	—
Illinois	(o)	3,063	—	3,063	—	—	—	3,063	—	3,063	—		2016	—
Illinois	(o)	3,036	—	3,036	—	—	—	3,036	—	3,036	—		2016	—
Illinois	(d)	2,912	89	3,001	—	—	—	2,912	89	3,001	31	2022	2022	7
Illinois	(o)	2,687	—	2,687	3	204	207	2,690	204	2,894	31	2017	2016	50
Illinois	(e)	2,875	42	2,917	—	(42)	(42)	2,875	—	2,875	—	2016	2016	—
Illinois	(d)	2,572	—	2,572	—	236	236	2,572	236	2,808	38	2017	2014	50
Illinois	(o)	2,723	—	2,723	—	—	—	2,723	—	2,723	—		2016	—
Illinois	(d)	2,661	—	2,661	—	—	—	2,661	—	2,661	—		2021	—
California	(q)	967	1,357	2,324	—	333	333	967	1,690	2,657	510	2017, 2018, 2024	2017	27
South Carolina	(i)	1,321	91	1,412	246	997	1,243	1,567	1,088	2,655	156	2017, 2018, 2020, 2023, 2024	2017	32

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2024

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Colorado	(b)	1,995	84	2,079	—	504	504	1,995	588	2,583	246	2015, 2016, 2017, 2018	2015	17
Illinois	(o)	2,547	—	2,547	—	—	—	2,547	—	2,547	—		2016	—
Illinois	(i)	2,525	—	2,525	—	—	—	2,525	—	2,525	—		2017	—
Illinois	(d)	2,416	22	2,438	—	—	—	2,416	22	2,438	3	2022	2022	20
Illinois	(o)	2,428	—	2,428	—	—	—	2,428	—	2,428	—		2016	—
Illinois	(e)	2,406	—	2,406	—	—	—	2,406	—	2,406	—		2016	—
Colorado	(p)	2,328	—	2,328	—	—	—	2,328	—	2,328	—		2014	—
Illinois	(e)	2,028	28	2,056	—	225	225	2,028	253	2,281	44	2018	2016	40
Illinois	(o)	2,019	—	2,019	—	216	216	2,019	216	2,235	38	2016, 2019	2016	34
Illinois	(e)	2,104	—	2,104	—	98	98	2,104	98	2,202	20	2018	2016	40
South Carolina	(k)	1,090	—	1,090	230	847	1,077	1,320	847	2,167	145	2018, 2019, 2021	2018	39
Illinois		2,128	34	2,162	—	—	—	2,128	34	2,162	10	2022	2022	7
Illinois		2,146	—	2,146	—	—	—	2,146	—	2,146	—		2023	—
Indiana		2,125	—	2,125	—	—	—	2,125	—	2,125	—		2022	—
Illinois	(d)	1,700	—	1,700	—	346	346	1,700	346	2,046	97	2017	2014	35
Illinois		2,041	—	2,041	—	—	—	2,041	—	2,041	—		2022	—
Colorado	(g)	1,760	—	1,760	—	248	248	1,760	248	2,008	67	2017, 2023	2016	23
Illinois	(e)	1,999	—	1,999	—	—	—	1,999	—	1,999	—		2016	—
Illinois	(e)	1,877	105	1,982	—	—	—	1,877	105	1,982	37	2016	2016	25
Illinois	(e)	1,975	—	1,975	—	—	—	1,975	—	1,975	—		2016	—
Illinois	(e)	1,960	—	1,960	—	—	—	1,960	—	1,960	—		2016	—
Illinois	(e)	1,949	—	1,949	—	—	—	1,949	—	1,949	—		2016	—
Illinois	(g)	1,905	—	1,905	—	—	—	1,905	—	1,905	—		2016	—
Colorado	(p)	1,810	210	2,020	—	(129)	(129)	1,810	81	1,891	30	2014, 2016, 2021	2014	18
Illinois	(e)	1,863	—	1,863	—	—	—	1,863	—	1,863	—		2016	—
Illinois	(e)	1,856	—	1,856	—	—	—	1,856	—	1,856	—		2016	—
Illinois	(q)	1,825	—	1,825	—	—	—	1,825	—	1,825	—		2018	—
Illinois	(d)	1,815	—	1,815	—	—	—	1,815	—	1,815	—		2022	—
Illinois	(o)	1,696	—	1,696	—	109	109	1,696	109	1,805	17	2017	2016	50
South Carolina	(l)	1,303	225	1,528	—	265	265	1,303	490	1,793	93	2016, 2017, 2020, 2023, 2024	2016	34
Illinois	(o)	1,772	—	1,772	—	—	—	1,772	—	1,772	—		2016	—
Illinois	(d)	1,750	—	1,750	—	—	—	1,750	—	1,750	—		2014	—
Nebraska	(p)	1,608	32	1,640	—	98	98	1,608	130	1,738	40	2014, 2015, 2024	2014	23
Illinois	(q)	1,735	—	1,735	—	—	—	1,735	—	1,735	—		2017	—
Illinois	(e)	1,734	—	1,734	—	—	—	1,734	—	1,734	—		2016	—
Illinois	(o)	1,646	88	1,734	—	—	—	1,646	88	1,734	34	2016	2016	23
Illinois	(o)	1,721	—	1,721	—	—	—	1,721	—	1,721	—		2016	—
Illinois	(o)	1,617	94	1,711	—	—	—	1,617	94	1,711	36	2016	2016	23
Illinois	(e)	1,678	4	1,682	—	(4)	(4)	1,678	—	1,678	—		2016	—
Illinois	(d)	1,496	—	1,496	—	159	159	1,496	159	1,655	6	2023	2021	30
Illinois	(o)	1,526	—	1,526	—	126	126	1,526	126	1,652	19	2017	2016	50
Arkansas		1,575	60	1,635	—	—	—	1,575	60	1,635	—	2024	2024	10
Illinois	(o)	1,623	—	1,623	—	—	—	1,623	—	1,623	—		2016	—
Illinois	(o)	1,606	—	1,606	—	—	—	1,606	—	1,606	—		2016	—
Illinois	(e)	1,591	—	1,591	—	—	—	1,591	—	1,591	—		2016	—
Illinois	(p)	1,500	—	1,500	—	26	26	1,500	26	1,526	5	2015	2014	50
Illinois	(d)	1,423	60	1,483	—	38	38	1,423	98	1,521	71		2014	35
Illinois	(o)	1,484	—	1,484	—	—	—	1,484	—	1,484	—		2016	—
Illinois		1,475	—	1,475	—	—	—	1,475	—	1,475	—		2022	—
Illinois	(q)	1,471	—	1,471	—	—	—	1,471	—	1,471	—		2018	—
Illinois	(o)	1,438	—	1,438	—	—	—	1,438	—	1,438	—		2016	—
Illinois	(d)	1,437	—	1,437	—	—	—	1,437	—	1,437	—		2021	—
Illinois	(l)	1,403	—	1,403	—	—	—	1,403	—	1,403	—		2019	—
Illinois	(e)	1,231	—	1,231	—	116	116	1,231	116	1,347	20	2018	2016	40
Illinois	(e)	1,322	—	1,322	—	—	—	1,322	—	1,322	—		2016	—
Illinois		1,321	—	1,321	—	—	—	1,321	—	1,321	—		2022	—
Illinois	(e)	1,132	35	1,167	—	103	103	1,132	138	1,270	14	2016, 2022	2016	30
Illinois	(p)	801	97	898	—	364	364	801	461	1,262	69	2016, 2023	2014	40
Illinois	(e)	1,261	—	1,261	—	—	—	1,261	—	1,261	—		2016	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2024

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Illinois	(b)	1,120	—	1,120	—	138	138	1,120	138	1,258	25	2016	2014	50
Illinois	(e)	1,256	—	1,256	—	—	—	1,256	—	1,256	—		2016	—
Illinois	(o)	1,221	—	1,221	—	—	—	1,221	—	1,221	—		2016	—
Illinois	(p)	1,147	—	1,147	—	60	60	1,147	60	1,207	11	2016	2014	50
Illinois	(e)	1,173	—	1,173	—	—	—	1,173	—	1,173	—		2016	—
Illinois	(e)	1,160	—	1,160	—	—	—	1,160	—	1,160	—		2016	—
Illinois	(e)	1,117	28	1,145	—	9	9	1,117	37	1,154	18	2016, 2018	2016	20
Illinois	(e)	1,077	—	1,077	—	70	70	1,077	70	1,147	12	2018	2016	40
Illinois	(e)	1,128	44	1,172	—	(37)	(37)	1,128	7	1,135	2	2016	2016	30
Illinois		1,128	—	1,128	—	—	—	1,128	—	1,128	—		2024	—
Illinois	(e)	1,121	—	1,121	—	—	—	1,121	—	1,121	—		2016	—
Colorado	(p)	1,030	170	1,200	—	(87)	(87)	1,030	83	1,113	19	2014, 2016, 2017, 2021	2014	24
Colorado	(p)	1,105	—	1,105	—	—	—	1,105	—	1,105	—		2014	—
Illinois	(e)	1,082	—	1,082	—	—	—	1,082	—	1,082	—		2016	—
Illinois	(o)	991	—	991	—	77	77	991	77	1,068	13	2018	2016	40
Illinois	(e)	1,060	—	1,060	—	—	—	1,060	—	1,060	—		2016	—
Illinois	(e)	997	—	997	—	58	58	997	58	1,055	9	2017	2016	50
Illinois	(e)	1,065	27	1,092	—	(44)	(44)	1,065	(17)	1,048	—		2016	—
Colorado	(l)	809	141	950	10	62	72	819	203	1,022	65	2015	2015	31
Illinois	(e)	1,007	—	1,007	—	—	—	1,007	—	1,007	—		2016	—
Illinois	(e)	952	40	992	—	—	—	952	40	992	11	2016	2016	32
Illinois	(e)	982	—	982	—	—	—	982	—	982	—		2016	—
Illinois	(e)	977	—	977	—	—	—	977	—	977	—		2016	—
Illinois	(e)	974	—	974	—	—	—	974	—	974	—		2016	—
Illinois	(e)	970	—	970	—	—	—	970	—	970	—		2016	—
Illinois	(e)	846	—	846	—	112	112	846	112	958	14	2019	2016	40
Illinois	(d)	923	53	976	—	(29)	(29)	923	24	947	6		2014	50
Illinois	(e)	940	—	940	—	—	—	940	—	940	—		2016	—
Illinois		878	33	911	—	—	—	878	33	911	7	2022	2022	13
Illinois	(e)	847	63	910	—	—	—	847	63	910	28	2016	2016	22
Illinois	(e)	881	—	881	—	4	4	881	4	885	2	2016	2016	20
Illinois	(l)	866	18	884	—	—	—	866	18	884	2	2020	2020	48
Illinois	(f)	815	—	815	—	60	60	815	60	875	10	2017	2015	50
Illinois	(e)	865	—	865	—	—	—	865	—	865	—		2016	—
Illinois	(e)	856	55	911	—	(47)	(47)	856	8	864	2	2016	2016	30
Illinois	(e)	858	—	858	—	—	—	858	—	858	—		2016	—
Illinois	(e)	855	—	855	—	—	—	855	—	855	—		2016	—
Illinois	(d)	644	93	737	—	115	115	644	208	852	56	2015, 2022, 2023	2014	42
Illinois	(b)	700	110	810	—	20	20	700	130	830	46	2015	2014	50
Illinois		829	—	829	—	—	—	829	—	829	—		2024	—
Illinois	(i)	825	—	825	—	—	—	825	—	825	—		2017	—
Illinois	(e)	776	47	823	—	—	—	776	47	823	17	2016	2016	25
Other	(r)	43,651	1,642	45,293	(6,507)	495	(6,012)	37,142	1,888	39,030	478
Totals		$ 651,440	$ 82,137	$ 733,577	($ 5,846)	$ 20,327	$ 14,481	$ 645,592	$ 102,215	$ 747,807	$ 31,501

(b)	Properties denoted with (b) are part of a collateral pool for the $13.8 million Farmer Mac Bond #6 .	Farmer Mac Bond #6	$ 13,827
(c)	Properties denoted with (c) are part of a collateral pool for the $11.2 million Farmer Mac Bond #7.	Farmer Mac Bond #7	11,160
(d)	Properties denoted with (d) are part of a collateral pool for the $0.0 million Farmer Mac Facility.	Farmer Mac Facility	—
(e)	Properties denoted with (e) are part of a collateral pool for the $67.1 million MetLife Term Loan #1.	MetLife Term Loan #1	67,086
(f)	Properties denoted with (f) are part of a collateral pool for the $1.6 million MetLife Term Loan #4.	MetLife Term Loan #4	1,550
(g)	Properties denoted with (g) are part of a collateral pool for the $1.8 million MetLife Term Loan #5.	MetLife Term Loan #5	1,827
(h)	Properties denoted with (h) are part of a collateral pool for the $16.2 million MetLife Term Loan #6.	MetLife Term Loan #6	16,226
(i)	Properties denoted with (i) are part of a collateral pool for the $6.9 million MetLife Term Loan #7.	MetLife Term Loan #7	6,934
(j)	Properties denoted with (j) are part of a collateral pool for the $44.0 million MetLife Term Loan #8.	MetLife Term Loan #8	44,000
(k)	Properties denoted with (k) are part of a collateral pool for the $8.4 million MetLife Term Loan #9.	MetLife Term Loan #9	8,400
(l)	Properties denoted with (l) are part of a collateral pool for the $21.8 million MetLife Term Loan #10.	MetLife Term Loan #10	21,806
(m)	Properties denoted with (m) are part of a collateral pool for the $0.0 million MetLife Term Loan #11.	MetLife Term Loan #11	—
(n)	Properties denoted with (n) are part of a collateral pool for the $0.0 million MetLife Term Loan #12.	MetLife Term Loan #12	—
(o)	Properties denoted with (o) are part of a collateral pool for the $0.0 million MetLife Facility.	MetLife Facility	—

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2024

($ In Thousands)

(p)	Properties denoted with (p) are part of a collateral pool for the $11.8 million Rabobank.	Rabobank	11,758
(q)	Properties denoted with (q) are part of a collateral pool for the $0.0 million Rutledge Facility.	Rutledge Facility	—
$ 204,574

(r)	Other category is comprised of 83 farms in 6 states that on an aggregate basis make up less than 5% of gross total land plus improvements as of December 31, 2024.
Approximately $0.4 million is part of a collateral pool for Farmer Mac Bond #6
Approximately $6.8 million is part of a collateral pool for the Farmer Mac Facility
Approximately $15.1 million is part of a collateral pool for MetLife Term Loan #1
Approximately $2.5 million is part of a collateral pool for MetLife Term Loan #4
Approximately $1.3 million is part of a collateral pool for MetLife Term Loan #5
Approximately $3.7 million is part of a collateral pool for the Rabo Agrifinance Note
Approximately $4.1 million is part of a collateral pool for the Rutledge Facility

(s)	all of the above properties listed in Schedule III are farms.
(t)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $648.9 million as of December 31, 2024.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(in thousands)

	Years ended December 31,
	2024	2023
Real Estate:
Balance at beginning of year	$990,052	$1,129,485
Additions during period
Additions through construction of improvements	4,305	10,424
Disposition of property and improvements	(264,291)	(165,335)
Acquisitions through business combinations and/or asset acquisitions	17,891	22,171
Impairment of assets	(150)	(6,693)
Balance at end of year	$747,807	$990,052

Accumulated Depreciation:
Balance at beginning of year	$33,048	$38,433
Disposition of improvements	(7,114)	(12,010)
Additions charged to costs and expenses	5,567	7,478
Impairment of assets	—	(853)
Balance at end of year	$31,501	$33,048

Real Estate balance per schedule	$747,807	$990,052
Construction in progress	1,484	4,453
Other non-real estate	109	109
Balance per consolidated balance sheet	$749,400	$994,614

Accumulated depreciation per schedule	$31,501	$33,048
Other non-real estate	56	35
Balance per consolidated balance sheet	$31,557	$33,083