Form 10-Q
period 2025-06-30
Farmland Partners Inc.
filed 2025-07-24
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 18, 2025, 44,164,368 shares of the Registrant’s common stock (44,913,381 on a fully diluted basis, including 749,013 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of June 30, 2025 (Unaudited) and December 31, 2024

(in thousands, except par value and share data)

	June 30,	December 31,
	2025	2024
ASSETS
Land, at cost	$594,507	$645,592
Grain facilities	7,476	7,714
Groundwater	8,858	11,033
Irrigation improvements	23,532	28,890
Drainage improvements	7,273	8,243
Permanent plantings	27,138	42,461
Other	3,953	3,983
Construction in progress	1,359	1,484
Real estate, at cost	674,096	749,400
Less accumulated depreciation	(25,525)	(31,557)
Total real estate, net	648,571	717,843
Cash and cash equivalents	51,073	78,441
Assets held for sale	23	61
Loans and financing receivables, net	64,066	55,305
Right of use asset, net	641	194
Accounts receivable, net	470	3,199
Derivative asset	428	498
Inventory	2,591	2,659
Equity method investments	4,053	4,101
Intangible assets, net	1,364	1,374
Goodwill	2,706	2,706
Prepaid and other assets	685	2,179
TOTAL ASSETS	$776,671	$868,560

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$192,747	$203,683
Lease liability	641	194
Dividends payable	2,763	57,253
Accrued interest	2,326	3,062
Accrued property taxes	1,224	1,650
Deferred revenue	175	65
Accrued expenses	2,795	6,096
Total liabilities	202,671	272,003

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	100,485	101,970

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 44,344,606 shares issued and outstanding at June 30, 2025, and 45,931,827 shares issued and outstanding at December 31, 2024	443	459
Additional paid in capital	533,422	551,994
Retained earnings	96,507	88,352
Cumulative dividends	(165,829)	(160,406)
Other comprehensive income	1,068	1,512
Non-controlling interests in operating partnership	7,904	12,676
Total equity	473,515	494,587

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$776,671	$868,560

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Rental income	$6,024	$9,539	$12,994	$19,746
Crop sales	1,439	935	2,286	1,595
Other revenue	2,497	971	4,932	2,094
Total operating revenues	9,960	11,445	20,212	23,435

OPERATING EXPENSES
Depreciation, depletion and amortization	1,130	1,430	2,303	2,911
Property operating expenses	1,606	1,870	3,086	3,668
Cost of goods sold	1,464	761	2,128	1,302
Acquisition and due diligence costs	(3)	—	2	27
General and administrative expenses	2,413	3,737	5,034	6,364
Legal and accounting	657	407	1,101	740
Impairment of assets	16,821	—	16,821	—
Other operating expenses	5	—	17	36
Total operating expenses	24,093	8,205	30,492	15,048

OTHER (INCOME) EXPENSE:
Other (income) expense	(123)	52	(256)	(68)
(Income) from equity method investment	(3)	(18)	(2)	(95)
(Gain) loss on disposition of assets, net	(24,228)	10	(24,991)	96
(Income) from forfeited deposits	—	—	—	(1,205)
Interest expense	2,437	5,249	5,075	10,285
Total other (income) expense	(21,917)	5,293	(20,174)	9,013

Net income (loss) before income tax (benefit) expense	7,784	(2,053)	9,894	(626)

Income tax (benefit) expense	(8)	(1)	9	18

NET INCOME (LOSS)	7,792	(2,052)	9,885	(644)

Net (income) loss attributable to non-controlling interests in operating partnership	(190)	50	(244)	15

Net income (loss) attributable to the Company	7,602	(2,002)	9,641	(629)

Dividend equivalent rights allocated to performance-based unvested restricted shares	(4)	(2)	(8)	(4)
Nonforfeitable distributions allocated to time-based unvested restricted shares	(19)	(22)	(39)	(44)
Distributions on Series A Preferred Units	(743)	(743)	(1,486)	(1,486)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$6,836	$(2,769)	$8,108	$(2,163)

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$0.15	$(0.06)	$0.18	$(0.05)
Diluted net income (loss) available to common stockholders	$0.14	$(0.06)	$0.18	$(0.05)
Basic weighted average common shares outstanding	45,248	47,798	45,418	47,751
Diluted weighted average common shares outstanding	53,984	47,798	54,184	47,751
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$7,792	$(2,052)	$9,885	$(644)
Amortization of other comprehensive income	(318)	—	(416)	—
Net change associated with current period hedging activities	(39)	44	(28)	(170)
Comprehensive income (loss)	7,435	(2,008)	9,441	(814)
Comprehensive (income) loss attributable to non-controlling interests	(190)	50	(244)	15
Comprehensive income (loss) attributable to Farmland Partners Inc.	$7,245	$(1,958)	$9,197	$(799)

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and six months ended June 30, 2025 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2024	45,932	$459	$551,994	$88,352	$(160,406)	$1,512	$12,676	$494,587
Net income	—	—	—	2,039	—	—	54	2,093
Grant of unvested restricted stock	145	2	—	—	—	—	—	2
Shares withheld for income taxes on vesting of equity-based compensation	(24)	—	(273)	—	—	—	—	(273)
Stock-based compensation	—	—	519	—	—	—	—	519
Dividends accrued and paid	—	—	—	(743)	(2,763)	—	(72)	(3,578)
Net change associated with current period hedging transactions	—	—	—	—	—	(405)	—	(405)
Common stock repurchased and cancellation of shares	(63)	(1)	(740)	—	—	—	—	(741)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	47	—	—	—	(47)	—
Balance at March 31, 2025	45,990	$460	$551,547	$89,648	$(163,169)	$1,107	$12,611	$492,204
Net income	—	—	—	7,602	—	—	190	7,792
Stock-based compensation	—	—	528	—	—	—	—	528
Dividends accrued and paid	—	—	—	(743)	(2,660)	—	(45)	(3,448)
Conversion of common units to shares of common stock	454	4	7,645	—	—	—	(7,649)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(39)	—	(39)
Common stock repurchased and cancellation of shares	(2,099)	(21)	(23,501)	—	—	—	—	(23,522)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(2,797)	—	—	—	2,797	—
Balance at June 30, 2025	44,345	$443	$533,422	$96,507	$(165,829)	$1,068	$7,904	$473,515

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and six months ended June 30, 2024 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2023	48,003	$482	$577,237	$31,411	$(95,939)	$2,691	$12,958	$528,840
Net income	—	—	—	1,373	—	—	35	1,408
Issuance of stock	3	—	34	—	—	—	—	34
Grant of unvested restricted stock	165	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(16)	—	(177)	—	—	—	—	(177)
Stock-based compensation	—	—	491	—	—	—	—	491
Dividends accrued and paid	—	—	—	(743)	(2,891)	—	(72)	(3,706)
Net change associated with current period hedging transactions	—	—	—	—	—	(215)	—	(215)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	47	—	—	—	(47)	—
Balance at March 31, 2024	48,155	$482	$577,632	$32,041	$(98,830)	$2,476	$12,874	$526,675
Net (loss)	—	—	—	(2,002)	—	—	(50)	(2,052)
Grant of unvested restricted stock	12	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	—	(1)	—	—	—	—	—	(1)
Stock-based compensation	—	—	510	—	—	—	—	510
Dividends accrued and paid	—	—	—	(742)	(2,893)	—	(73)	(3,708)
Net change associated with current period hedging transactions	—	—	—	—	—	45	—	45
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	8	—	—	—	(8)	—
Balance at June 30, 2024	48,167	$481	$578,150	$29,297	$(101,723)	$2,521	$12,743	$521,469

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2025 and 2024

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,885	$(644)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	2,303	2,911
Amortization of deferred financing fees and discounts/premiums on debt	223	370
Amortization of net origination fees related to notes receivable	(1,218)	(9)
Stock-based compensation	1,047	1,003
(Gain) loss on disposition of assets, net	(24,991)	96
(Income) from forfeited deposits	—	(1,205)
(Income) from equity method investment	(2)	(95)
Current and expected credit losses	69	(10)
Impairment of assets	16,821	—
Amortization of dedesignated interest rate swap	(416)	—
Losses on modification and extinguishment of debt	23	55
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	2,729	5,003
(Increase) Decrease in interest receivable	(50)	(10)
(Increase) Decrease in other assets	1,662	2,108
(Increase) Decrease in inventory	68	(686)
Increase (Decrease) in accrued interest	(736)	(45)
Increase (Decrease) in accrued expenses	(3,234)	(2,067)
Increase (Decrease) in deferred revenue	323	(866)
Increase (Decrease) in accrued property taxes	(320)	(101)
Net cash and cash equivalents provided by operating activities	4,186	5,808

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(6,501)	(16,255)
Real estate and other improvements	(251)	(873)
Distributions from equity method investees	50	161
Collections of principal on loans	4,497	490
Issuances of loans and financing receivables	(12,059)	(878)
Proceeds from sale of property	81,556	1,610
Net cash and cash equivalents provided by (used in) investing activities	67,292	(15,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	23,000	72,501
Repayments on mortgage notes payable	(34,183)	(42,634)
Issuance of stock	—	34
Common stock repurchased	(24,263)	—
Payment of debt issuance costs	—	(93)
Payment of swap fees	(126)	(219)
Dividends on common stock	(58,503)	(15,850)
Shares withheld for income taxes on vesting of equity-based compensation	(273)	(178)
Distributions on Series A preferred units	(2,970)	(2,970)
Distributions to non-controlling interests in operating partnership, common	(1,528)	(397)
Net cash and cash equivalents provided by (used in) financing activities	(98,846)	10,194

Net increase (decrease) in cash and cash equivalents	(27,368)	257
Cash and cash equivalents, beginning of period	78,441	5,489
Cash and cash equivalents, end of period	$51,073	$5,746

Cash paid during period for interest	$6,002	$10,662
Cash paid during period for taxes	$—	$—

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2025 and 2024

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$2,718	$2,892
Dividend payable, common units	$45	$72
Distributions payable, Series A preferred units	$1,485	$1,485
Additions to real estate improvements included in accrued expenses	$138	$94
Origination fees included in notes receivable	$591	$15
Swap fees payable included in accrued interest	$146	$146
Prepaid property tax liability acquired in acquisitions	$6	$32
Conversion of common units to shares of common stock	$7,649	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$656	$13

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2025, FPI owned a 97.5% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As the sole member of the sole general partner with control of the Operating Partnership, FPI is the primary beneficiary and therefore consolidates the Operating Partnership in accordance with accounting standards for consolidation of variable interest entities. As of June 30, 2025, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 11 properties.

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of June 30, 2025, the Company owned a portfolio of approximately 75,900 acres of farmland, which is consolidated in these financial statements. In addition, as of June 30, 2025, the Company owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand and served as property manager for approximately 49,600 acres of farmland (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming, provide property management, auction, and brokerage and volume purchasing services to our tenants through the TRS. As of June 30, 2025, the TRS performed direct farming operations on 2,103 acres of farmland owned by the Company located in California.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited. The accompanying consolidated financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2025. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of actual operating results for the entire year ending December 31, 2025.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates for a variety of reasons, including, without limitation, the impacts of public health crises, the war in Ukraine and the ongoing conflicts in the Middle East, substantially higher prices for oil and gas, tariffs or other changes in trade policy and substantially increased interest rates, and their effects on the domestic and global economies. We are unable to quantify the ultimate impact of these factors on our business.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($160.0 million as of June 30, 2025), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets and demonstrated ability to readily sell assets if necessary to fund any immediate liquidity needs. As of June 30, 2025, the Company had $192.7 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $648.6 million.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts was $0.1 million and less than $0.1 million as of June 30, 2025 and December 31, 2024, respectively. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate.

As of June 30, 2025 and December 31, 2024, inventory consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Harvested crop	$1,441	$414
Growing crop	1,150	2,245
	$2,591	$2,659

Goodwill and Intangible Assets

During the three and six months ended June 30, 2025, the Company did not incur any impairment charges related to goodwill and intangible assets.

The Company recorded amortization of customer relationships of less than $0.1 million during each of the three and six months ended June 30, 2025 and 2024.

Impairment of Real Estate Assets

During the three months ended June 30, 2025, the Company recorded an impairment in connection with certain properties in the West Coast region that the Company concluded have experienced a loss of value due to crop and water dynamics that are not recoverable in the short- or medium-term. The assets were written down to their estimated fair value. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 measurements are defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement. These assets were valued based upon a market assessment of similar properties. As a result, the Company recognized $16.8 million of impairment on real estate assets in the accompanying financial statements during the three and six months ended June 30, 2025.

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

As the single operating segment is the Company in its entirety and the accounting policies for this segment are the same as the Company’s accounting policies described above, there are no differences between the measurements of the Company’s single operating segment and the consolidated financial statements. Therefore, information about the profit or loss, assets, investments, expenditures and all other significant items of the Company’s single reportable segment can be found on the Company’s consolidated financial statements or in the reconciliation of net income (loss) to AFFO and AFFO per share below. In addition, there are no changes from prior periods in the measurement methods used to determine segment information.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2025	2024	2025	2024
Net income (loss)	$7,792	$(2,052)	$9,885	$(644)
(Gain) loss on disposition of assets, net	(24,228)	10	(24,991)	96
Depreciation, depletion and amortization	1,130	1,430	2,303	2,911
Impairment of assets	16,821	—	16,821	—
FFO (1)	$1,515	$(612)	$4,018	$2,363

Stock-based compensation	528	512	1,047	1,037
Real estate related acquisition and due diligence costs	(3)	—	2	27
Distributions on Series A Preferred Units	(743)	(743)	(1,486)	(1,486)
Severance expense	—	1,373	—	1,373
AFFO (1)	$1,297	$530	$3,581	$3,314

AFFO per diluted weighted average share data:

AFFO weighted average common shares	46,765	49,379	46,972	49,325

Net income (loss) available to common stockholders of Farmland Partners Inc.	$0.15	$(0.06)	$0.18	$(0.05)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.03	0.02	0.03	0.04
Depreciation, depletion and amortization	0.02	0.03	0.05	0.06
Impairment of assets	0.36	0.00	0.36	0.00
Stock-based compensation	0.01	0.01	0.02	0.02
(Gain) on disposition of assets, net	(0.52)	0.00	(0.53)	0.00
Distributions on Series A Preferred Units	(0.02)	(0.02)	(0.03)	(0.03)
Severance expense	0.00	0.03	0.00	0.03
AFFO per diluted weighted average share (1)	$0.03	$0.01	$0.08	$0.07
(1)The six months ended June 30, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement. The six months ended June 30, 2025 includes approximately $1.0 million of income as a result of a solar lease arrangement with a tenant.

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

Fixed Rent and Variable Rent: Certain of the Company’s leases provide for a minimum fixed rent plus variable rent based on gross farm revenue.

The following table presents rental income that is disaggregated by revenue source for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Fixed Farm Rent	$4,932	$8,204	$9,751	$16,827
Solar, Wind and Recreation Rent	291	623	1,838	1,277
Tenant Reimbursements	579	679	1,182	1,400
Variable Rent	222	33	223	242
	$6,024	$9,539	$12,994	$19,746

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of June 30, 2025 and December 31, 2024, the Company had $0.2 million and $0.1 million, respectively, in deferred revenue.

The majority of the Company’s revenue is derived from rental income. The Company elected an accounting policy to account for both its lease and non-lease components (specifically, tenant reimbursements) as a single lease component under Accounting Standards Codification (“ASC”) 842, Lease Accounting.

The following sets forth a summary of rental income recognized during the three and six months ended June 30, 2025 and 2024:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Leases in effect at the beginning of the year	$5,553	$8,233	$12,222	$17,369
Leases entered into during the year	471	1,306	772	2,377
	$6,024	$9,539	$12,994	$19,746

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of June 30, 2025, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2025 and each of the next four years and thereafter as of June 30, 2025 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2025 (remaining six months)	$10,309
2026	16,504
2027	12,636
2028	3,952
2029	3,758
Thereafter	41,093
$88,252

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. During the three months ended June 30, 2025 and 2024, revenues from the sale of harvested crops recognized were $1.4 million and $0.9 million, respectively. Revenues from the sale of harvested crops recognized for the six months ended June 30, 2025 and 2024 were $2.3 million and $1.6 million, respectively. The cost of harvested crops sold was $1.5 million and $0.8 million, respectively, during the three months ended June 30, 2025 and 2024. During the six months ended June 30, 2025 and 2024, the cost of harvested crops sold was $2.1 million and $1.3 million, respectively. Harvested crops are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generates auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders sign a purchase agreement immediately following the auction. Auction fee revenue is recognized upon completion of the auction. The Company generates real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees is recognized upon completion of the transaction. Property management revenue is recognized over the term of the contract as services are being provided. The Company collects property management fees in advance of the commencement of property management activities on behalf of third parties and includes them in deferred revenue until they are earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024.

The following table presents other revenue that is disaggregated by revenue source for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Auction and brokerage fees	$151	$89	$273	$371
Crop insurance proceeds	—	—	35	—
Property management income	209	259	479	488
Other (e.g., interest income)	2,137	623	4,145	1,235
	$2,497	$971	$4,932	$2,094

Note 3—Concentration Risk

Credit Risk

Revenue for the three and six months ended June 30, 2025 is not necessarily indicative of actual revenue for the entire year ending December 31, 2025. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater of revenue in that quarter and for the year. If a significant tenant fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance. For the three and six months ended June 30, 2025 and 2024, the Company had tenant concentrations of 10% or greater of rental income, as presented in the table below.

	Rental income recognized			Approximate % of rental income
	For the three months ended June 30,			For the three months ended June 30,
($ in thousands)	2025	2024		2025	2024
Tenant A	$977		$982	16.2%	10.3%
Tenant B	$730	$	N/A	12.1%	N/A
Tenant C	$722	$	N/A	12.0%	N/A

	Rental income recognized			Approximate % of rental income
	For the six months ended			For the six months ended
($ in thousands)	2025	2024		2025	2024
Tenant A	$1,955	$	N/A	15.0%	N/A
Tenant B	$2,500	$	N/A	19.2%	N/A
Tenant C	$1,450	$	N/A	11.2%	N/A

N/A = Revenue not 10% of rental income for the period noted above

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June 30, 2025 and 2024, and the fixed and variable rent recorded by the Company for the three and six months ended June 30, 2025 and 2024 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the six months ended
	As of June 30,		June 30,		June 30,
Location of Farm (2)	2025	2024	2025	2024	2025	2024
Corn Belt	52.5%	34.5%	68.1%	50.3%	64.5%	48.4%
Delta and South	9.9%	19.6%	5.4%	10.1%	1.7%	10.5%
High Plains	9.7%	16.2%	7.0%	6.8%	7.5%	6.6%
Southeast	13.4%	21.4%	3.3%	19.6%	3.2%	20.8%
West Coast	14.5%	8.3%	16.2%	13.2%	23.1%	13.7%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1)

Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent revenue, regional comparisons by rental income are not fully representative of each region’s income-producing capacity until a full year is taken into account.

(2)

Corn Belt includes farms located in Illinois, Indiana, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas and Louisiana. High Plains includes farms located in Colorado and Texas. Southeast includes farms located in South Carolina and West Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

The Company did not have any related party transactions during the three and six months ended June 30, 2025 and 2024.

Note 5—Real Estate

During the six months ended June 30, 2025, the Company completed acquisitions consisting of five properties in the Corn Belt region. Aggregate cash consideration for these acquisitions totaled $6.5 million. No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2024, the Company completed acquisitions consisting of three properties in the Corn Belt region. Aggregate cash consideration for these acquisitions totaled $16.3 million. No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2025, the Company completed dispositions consisting of 34 properties in the Corn Belt, Delta and South, High Plains and West Coast regions. The Company received $81.6 million in aggregate consideration, including $2.1 million in seller financing, and recognized an aggregate gain on sale of $25.0 million.

During the six months ended June 30, 2024, the Company had no property dispositions.

During the three and six months ended June 30, 2025 and 2024, the Company incurred an immaterial amount of costs related to acquisitions and due diligence.

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

As of June 30, 2025 and December 31, 2024, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	June 30, 2025	December 31, 2024	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$—	$207	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,842	1,842	3/4/2026
Mortgage Note (3)	Principal due at maturity & interest due quarterly	1,800	1,800	11/17/2028
Mortgage Note (4)	Principal due at maturity & interest due monthly	500	500	7/31/2025
Mortgage Note (5)	Principal & interest due at maturity	21,121	22,000	1/31/2026
Mortgage Note (5)	Principal & interest due at maturity	6,380	6,380	1/31/2026
Mortgage Note (5)	Principal & interest due at maturity	4,000	—	10/15/2025
Mortgage Note (6)	Principal due at maturity & interest due monthly	2,100	—	6/15/2026
Mortgage Note (7)	Principal due at maturity & interest due quarterly	2,716	—	4/1/2027
Total outstanding principal		40,459	32,729
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	6,383	5,947	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	4,497	4,497	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	3,566	3,565	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	3,227	3,231	11/17/2037
Financing Receivable, net (9)	Monthly payments in accordance with lease agreement	7,623	7,826	12/31/2029
Total financing receivable		25,296	25,066
Interest receivable (net of unamortized points)		(1,339)	(2,209)
Allowance for credit losses		(350)	(281)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$64,066	$55,305
(1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The note is secured against farmland properties. The note was repaid in full in March 2025.
(2)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
(3)	On November 17, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(4)	On December 28, 2023, the Company entered into a loan agreement secured by farmland and a feedlot in connection with a property disposition.
(5)	On October 29, 2024, December 20, 2024, and April 17, 2025, the Company entered into loan agreements with the same party secured against certain properties.
(6)	On February 4, 2025, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(7)	On March 28, 2025, the Company entered into a loan agreement secured by farmland.
(8)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. In addition, the Company purchased a parking lot adjacent to one of the dealerships in April 2025. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.
(9)	On December 18, 2024, the Company entered into a sale leaseback transaction accounted for as a financing transaction, with a lease term of five years.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unamortized borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated its credit losses on its loan balances in accordance with

ASC 326, Financial Instruments—Credit Losses, to be $0.1 million and less than $0.1 million as of June 30, 2025 and December 31, 2024, respectively. Additionally, the Company has recorded an allowance for credit losses on its financing receivables of $0.2 million as of each of June 30, 2025 and December 31, 2024. The Company recorded no credit loss expense related to receivables during the three and six months ended June 30, 2025 and 2024, respectively. There were no charge-offs or recoveries during three and six months ended June 30, 2025 and 2024. In addition, as of June 30, 2025, all payments under loans and financing receivables have been received in accordance with the agreements.

The following tables detail the allowance for credit losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$39,120	$(118)	$39,002	0.30%
Financing Receivables	25,296	(232)	25,064	0.92%
Totals	$64,416	$(350)	$64,066	0.54%

	December 31, 2024
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$30,520	$(49)	$30,471	0.16%
Financing Receivables	25,066	(232)	24,834	0.93%
Totals	$55,586	$(281)	$55,305	0.51%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
($ in thousands)	2025	2024
Balance at beginning of period	$(281)	$(168)
Initial allowance for financing receivables	—	—
Initial allowance for loan receivables	(69)	—
Current period change in credit allowance	—	10
Charge-offs	—	—
Recoveries	—	—
Balance at end of period	$(350)	$(158)

The collateral for the mortgage notes receivable consists of real estate and personal property.

The Company estimates the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of June 30, 2025 and December 31, 2024, the estimated fair value of the loans and financing receivables was $52.0 million and $48.7 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of June 30, 2025 and December 31, 2024, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	June 30,	Interest Rate	Adjustment	June 30,	December 31,	Maturity	June 30,
Loan	Payment Terms	2025	Terms	Date	2025	2024	Date	2025
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$—	$13,827	April 2025	$—
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	—	11,160	April 2025	—
Farmer Mac Facility	Monthly	5.83%	SOFR + 1.50%	N/A	14,000	—	December 2025	55,841
MetLife Term Loan #1	Semi-annual	5.55%	Fixed	N/A	67,086	67,086	March 2026	102,171
MetLife Term Loan #4	Semi-annual	5.55%	Fixed for 3 years	March 2026	1,200	1,550	June 2026	2,698
MetLife Term Loan #5	Semi-annual	5.63%	Fixed for 3 years	January 2026	1,827	1,827	January 2027	5,370
MetLife Term Loan #6	Semi-annual	5.55%	Fixed for 3 years	February 2026	16,226	16,226	February 2027	26,230
MetLife Term Loan #7	Semi-annual	5.87%	Fixed for 3 years	June 2026	6,934	6,934	June 2027	12,120
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	44,000	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	6.37%	Fixed for 3 years	May 2027	6,400	8,400	May 2028	12,434
MetLife Term Loan #10	Semi-annual	6.36%	Fixed	N/A	21,806	21,806	October 2030	35,751
MetLife Facility	Quarterly	6.40%	SOFR + 2.10%	N/A	—	—	October 2027	79,929
Rabobank (1)	Semi-annual	6.14%	SOFR + 1.81%	March 2026 ⁽²⁾	4,912	11,758	March 2028	8,633
Rutledge Facility	Quarterly	5.70%	SOFR + 1.40%	N/A	9,000	—	February 2027	147,274
Total outstanding principal					193,391	204,574		$598,493
Debt issuance costs					(644)	(891)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$192,747	$203,683
(1)	The Company has an interest rate swap agreement with Rabobank for $4.9 million notional of fixed SOFR at 2.114% until March 2026 for a weighted average rate of approximately 3.81% (see “Note 10—Hedge Accounting”). After adjusting the $4.9 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 14.4% to 11.9%.
(2)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms.”

Farmer Mac Debt

As of June 30, 2025 and December 31, 2024, the Operating Partnership had approximately $14.0 million and $25.0 million, respectively, in aggregate principal amount outstanding under the bond purchase agreement entered into in October 2022 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), and $44.0 million and $42.4 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. Farmer Mac Bond #6 and Farmer Mac Bond #7 were repaid in April 2025 upon their maturity. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bore fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR + 1.50% on drawn amounts and an unused commitment fee of 0.20%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum loan-to-value ratio of not more than 60%. The Company was in compliance with all applicable covenants at June 30, 2025. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

Subsequent to June 30, 2025, the Company made repayments of $14.0 million on the Farmer Mac facility (see “Note 12—Subsequent Events” for additional information regarding the Company’s repayment of debt subsequent to June 30, 2025).

MetLife Debt

As of June 30, 2025 and December 31, 2024, the Company had $165.5 million and $167.8 million in aggregate principal amount outstanding, respectively, under the credit agreements between Metropolitan Life Insurance Company (“MetLife”) and certain of the Company’s subsidiaries (collectively, the “MetLife credit agreements”). Each of the

MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to three-month term SOFR plus 210 basis points. As of June 30, 2025, the facility size was $50.0 million, no amounts had been borrowed and all $50.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in October 2022 (the “MetLife Facility”). As of June 30, 2025, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of June 30, 2025 and December 31, 2024, the Company and the Operating Partnership had $4.9 million and $11.8 million in aggregate principal amount outstanding, respectively, under a mortgage note with Rabobank (the “Rabobank Mortgage Note”). The Company was in compliance with all covenants under the Rabobank Mortgage Note as of June 30, 2025.

Rutledge Facility

As of June 30, 2025 and December 31, 2024, the Company and the Operating Partnership had $9.0 million and $0.0 million in aggregate principal amount, respectively, outstanding under a credit agreement (the “Rutledge Facility”) with Rutledge Investment Company (“Rutledge”). The credit agreement was amended in June 2024 to reduce the interest rate to three-month SOFR plus 140 basis points, eliminate the 2.5% annual reduction in facility size, reduce the facility size to $75.0 million, and introduce an unused commitment fee of 0.20%.

The interest rate for the Rutledge Facility is based on three-month SOFR plus 140 basis points. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants. As of June 30, 2025, the facility size was $75.0 million, $66.0 million remained available under the facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

Subsequent to June 30, 2025, the Company made repayments of $9.0 million on the Rutledge facility (see “Note 12—Subsequent Events” for additional information regarding the Company’s repayment of debt subsequent to June 30, 2025).

Debt Issuance Costs

The Company incurred $0.0 million and less than $0.1 million, respectively, in debt issuance costs during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded amortization expense of $0.2 million and $0.4 million, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $2.8 million and $2.6 million as of June 30, 2025 and December 31, 2024, respectively.

Aggregate Maturities

As of June 30, 2025, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2025 (remaining six months)	$14,000
2026	68,286
2027	33,987
2028	11,312
2029	—
Thereafter	65,806
$193,391

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2025 and December 31, 2024, the estimated fair value of the mortgage notes payable was $183.8 million and $193.5 million, respectively.

Note 8—Commitments and Contingencies

The Company is not currently subject to any known material contingencies arising from its business operations, nor to any material known or threatened litigation other than as discussed below.

Office Leases

The Company has eight leases in place for office space and office equipment with payments ranging between $252 and $14,046 per month and lease terms expiring between September 2025 and October 2030. The Company recognizes right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 5.31% to 6.33%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. During each of the three months ended June 30, 2025 and 2024, the Company’s total lease cost was less than $0.1 million. The Company’s total lease cost during each of the six months ended June 30, 2025 and 2024 was $0.1 million. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2025 (remaining six months)	$140
2026	248
2027	96
2028	87
2029	88
Thereafter	63
Total lease payments	722
Less: imputed interest	(81)
Lease liability	$641

Litigation

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United

State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023. Sabrepoint filed a reply in support of its petition on January 25, 2024, and on February 16, 2024, the court requested a briefing on the merits. On January 16, 2025, the Texas Supreme Court held oral arguments, and on April 25, 2025 the court issued an order affirming the Texas Court of Appeals’ decision that the Company’s claims are not barred under the doctrine of collateral estoppel, and remanding the case to the Court of Appeals for further briefing with respect to Sabrepoint’s TCPA motion. The Company believes that the Texas Court of Appeals may resolve the remaining issues in its favor and that the Company will ultimately be permitted to proceed with its claims against Sabrepoint before the trial court; however, there can be no assurance as to the outcome of these proceedings.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of June 30, 2025, the Company had an approximate aggregate net book value of $0.7 million related to assets with unexercised repurchase options. As of January 1, 2024, the Company had received payments totaling $3.5 million related to an exercised repurchase option on a property. Effective March 1, 2024, the repurchase option and the lease agreement were terminated by mutual agreement, whereby the Company received a lease termination fee of $0.8 million which was recorded within rental income and retained approximately $1.2 million which was recorded in income from forfeited deposits during the six months ended June 30, 2024.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under the revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Company’s Board of Directors (the “Board of Directors”) each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company had an accrued liability for safe harbor contributions of $0.1 million and less than $0.1 million, respectively, as of June 30, 2025 and December 31, 2024.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of each of June 30, 2025 and December 31, 2024, FPI owned 97.5% of the outstanding interests in the Operating Partnership, and the remaining 2.5% of the outstanding interests were held in the form of Common units and comprised non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after the 12-month anniversary of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the six months ended June 30, 2025, the Company issued 454,326 shares of common stock upon redemption of 454,326 Common units that had been tendered for redemption. During the year ended December 31, 2024, there were no redemptions of Common units. There were approximately 0.7 million and 1.2 million outstanding Common units eligible to be tendered for redemption as of June 30, 2025 and December 31, 2024, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in the parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase and a decrease to the non-controlling interest in the Operating Partnership by $2.8 million and less than $0.1 million during the six months ended June 30, 2025 and 2024, respectively, with the corresponding offsets to additional paid-in capital.

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

On or after February 10, 2021, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. As of June 30, 2025, 99,000 Series A preferred units were outstanding. The total liquidation value of such preferred units as of June 30, 2025 and December 31, 2024 was $100.5 million and $102.0 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2025 and 2024:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2023	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	1,485
Redemption of Series A preferred units	—	—
Balance at June 30, 2024	99	$100,485

Balance at December 31, 2024	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	1,485
Redemption of Series A preferred units	—	—
Balance at June 30, 2025	99	$100,485

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the six months ended June 30, 2025 and 2024:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2025	December 12, 2023	December 29, 2023	January 8, 2025	$1.1500
	October 29, 2024	January 2, 2025	January 15, 2025	$0.0600
	February 18, 2025	April 1, 2025	April 15, 2025	$0.0600
				$1.2700

2024	December 12, 2023	December 29, 2023	January 12, 2024	$0.2100
	October 24, 2023	January 2, 2024	January 16, 2024	$0.0600
	February 27, 2024	April 1, 2024	April 15, 2024	$0.0600
				$0.3300

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

In connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company had accrued $1.5 million in distributions payable as of June 30, 2025. The distributions are payable annually in arrears on January 15 of each year.

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

During the six months ended June 30, 2025, the Company repurchased 2,162,779 shares of its common stock at a weighted average price of $11.20 per share. As of June 30, 2025, the Company had approximately $31.5 million of capacity remaining under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2025, the Company’s stockholders approved the Fourth Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 2.4 million shares. As of June 30, 2025, there were 0.6 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of June 30, 2025 and 2024 is as follows:

	Time-based		Performance-based
		Weighted		Weighted
	Number of	average grant	Number of	average grant
(shares in thousands)	shares	date fair value	shares	date fair value
Unvested at December 31, 2023	347	$11.15	—	$—
Granted	177	11.25	39	7.36
Vested	(158)	11.28	—	—
Forfeited	—	—	—	—
Unvested at June 30, 2024	366	$11.14	39	$7.36

Unvested at December 31, 2024	328	$11.15	39	$7.36
Granted	145	11.67	28	7.71
Vested	(153)	11.13	—	—
Forfeited	—	—	—	—
Unvested at June 30, 2025	320	$11.40	67	$7.51

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

The Company recognized stock-based compensation expense related to restricted stock awards of $0.5 million during each of the three months ended June 30, 2025 and 2024. During the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense related to restricted stock awards of $1.1 million and $1.0 million, respectively. As of June 30, 2025 and December 31, 2024, there were $3.2 million and $2.3 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.9 years.

At-the-Market Offering Program

On May 6, 2022, the Company entered into equity distribution agreements under which the Company was able to issue and sell from time to time, through sales agents, shares of its common stock having an aggregate gross sales price of up to $100.0 million (the “ATM Program”). The ATM Program expired on April 9, 2024 in connection with the expiration of the Company’s shelf registration statement on Form S-3 (File No. 333-254834) (the “2021 Shelf Registration Statement”) as described elsewhere in this Quarterly Report on Form 10-Q. On May 8, 2024, the Company filed a new shelf registration statement on Form S-3 (File No. 333-279210), which was declared effective by the SEC on May 17,

2024 (the “2024 Shelf Registration Statement”), pursuant to which the Company may issue and sell additional equity or debt securities. The Company does not currently have an at-the-market offering program, but may enter into a new equity distribution agreement in the future pursuant to which sales may be made under the 2024 Shelf Registration Statement.

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.0 million in offering costs during each of the three and six months ended June 30, 2025 and 2024. As of each of June 30, 2025 and December 31, 2024, the Company had $0.0 million in deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is shown below. Diluted earnings (loss) per share includes the impact of unvested restricted shares and Series A preferred units, if dilutive.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator for net income per share - basic:
Net income (loss) available to common stockholders of Farmland Partners Inc.	$6,836	$(2,769)	$8,108	$(2,163)

Numerator for net income per share - diluted:
Net income (loss) available to common stockholders of Farmland Partners Inc.	$6,836	$(2,769)	$8,108	$(2,163)
Dividend equivalent rights allocated to performance-based unvested restricted shares	4	—	—	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	—	—	—	—
Distributions on Series A preferred units	743	—	1,486	—
Numerator for net income (loss) per share - diluted:	$7,583	$(2,769)	$9,594	$(2,163)

Denominator:
Weighted-average number of common shares - basic	45,248	47,798	45,418	47,751
Unvested time-based restricted shares	—	—	—	—
Unvested performance-based restricted shares	35	—	—	—
Redeemable non-controlling interest	8,701	—	8,766	—
Weighted-average number of common shares - diluted (1)	53,984	47,798	54,184	47,751

Income (loss) per share attributable to common stockholders - basic	$0.15	$(0.06)	$0.18	$(0.05)
Income (loss) per share attributable to common stockholders - diluted	$0.14	$(0.06)	$0.18	$(0.05)
(1)	The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.2 million during each of the three and six months ended June 30, 2025 and 2024.

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

Denominator:

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if-converted basis if they are dilutive. For the six months ended June 30, 2025, these shares were included in the diluted earnings per share calculation. For the six months ended June 30, 2024, these shares were not included in the diluted earnings per share calculation as they would have been anti-dilutive.

For the six months ended June 30, 2025 and 2024, diluted weighted average common shares do not include the impact of unvested compensation-related shares as they would have been anti-dilutive.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of June 30, 2025 and December 31, 2024, respectively.

	June 30,	December 31,
	2025	2024
Shares	44,025	45,604
Common Units	749	1,203
Unvested Restricted Stock Awards	320	328
	45,094	47,135

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of June 30, 2025 and December 31, 2024, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during each of the three months ended June 30, 2025 and 2024 were $0.1 million. Termination fees paid during the six months ended June 30, 2025 and 2024 were $0.1 million and $0.2 million, respectively. On October 17, 2024, as a result of the reduction in the outstanding indebtedness under the Rabobank Mortgage Note, the Company amended its existing swap agreement to adjust the total notional amount from $33.2 million to $11.8 million, effectively reducing the Company’s floating rate exposure to $0.0 million. No other terms of the existing swap agreement were amended. The amendment resulted in proportional partial de-designation of the existing swap. The fair value for the portion de-designated was $0.5 million on the amendment date. In May and June 2025, as a result of additional reductions in the Company’s outstanding indebtedness under the Rabobank Mortgage, the Company amended its swap agreement to reduce the notional from $11.8 million to $7.7 million in May and $4.9 million in June. No other terms of the existing swap agreement were changed. The amendments resulted in proportional partial de-designation of the existing swap. The fair value for the portion de-designated was $0.1 million and less than $0.1 million on each of the amendment dates, respectively. The Company will amortize these amounts through Other Comprehensive Income utilizing a forward curve analysis over the remaining term of the swap. During the three months ended June 30, 2025 and 2024, amortization was $(0.3) million and $0.0 million, respectively. Amortization during the six months ended June 30, 2025 and 2024 was $(0.4) million and $0.0 million, respectively.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. If the qualitative assessment indicates that the hedge relationship is not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective as of June 30, 2025.

As of June 30, 2025, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $4.9 million.

The fair value of the Company’s derivative instrument on a recurring basis as of June 30, 2025, is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$428

The effect of derivative instruments on the consolidated statements of operations for the periods ended June 30, 2025 and 2024 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The net change associated with current period hedging transactions was less than $(0.1) million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively, and less than $(0.1) million and $(0.2) million for the six months ended June 30, 2025 and 2024, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $(0.3) million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively, and $(0.4) million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2025. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Beginning accumulated derivative instrument gain or loss	$1,512	$2,691
Net change associated with current period hedging transactions	(28)	(1,065)
Amortization of frozen AOCI on de-designated hedge	(416)	(114)
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$1,068	$1,512

Note 11—Income Taxes

The TRS income (loss) before provision for income taxes consisted of the following:

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
United States	$(463)	$(300)	$(1,444)	$(1,272)
International	—	—	—	—
Total	$(463)	$(300)	$(1,444)	$(1,272)

The federal and state income tax provision (benefit) is summarized as follows:

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Total Current Tax (Benefit) Expense	$—	$—	$—	$—
Deferred:
Federal	(8)	(1)	9	18
Total Tax (Benefit) Expense	$(8)	$(1)	$9	$18

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of June 30, 2025 and December 31, 2024 are as follows:

($ in thousands)	June 30, 2025	December 31, 2024
Deferred tax assets:
Net operating loss	$2,520	$1,986
Stock Compensation	21	12
Charitable Contributions	5	5
Total deferred tax assets	$2,546	2,003
Deferred tax liabilities:
Fixed assets	$(11)	$(13)
Intangible Assets	(128)	(86)
Total deferred tax liabilities	$(139)	$(99)
Valuation Allowance	(2,437)	(1,925)
Net deferred taxes	$(30)	$(21)

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period.  Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $0.5 million during the six months ended June 30, 2025. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

The TRS concluded that it cannot make a reasonable estimate of the annual effective tax rate, and therefore, the TRS used the year-to-date effective tax rate in determining the amount of income tax expense to recognize.

Net operating losses and tax credit carryforwards as of June 30, 2025 are as follows:

($ in thousands)	June 30, 2025	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$9,702	Does not expire
Net operating losses, state	$6,965	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Tax (Benefit) Expense		Tax (Benefit) Expense
	For the three months ended		For the six months ended June 30,
($ in thousands	2025	2024	2025	2024
Statutory Rate	$(97)	$(63)	$(303)	$(267)
State Tax	(32)	(21)	(100)	(89)
Valuation Allowance	121	83	412	374
	$(8)	$(1)	$9	$18

	Tax Rate		Tax Rate
	For the three months ended		For the six months ended June 30,
	2025	2024	2025	2024
Statutory Rate	21.00%	21.00%	21.00%	21.00%
State Tax	6.91%	7.00%	6.93%	7.00%
Valuation Allowance	(26.18)%	(27.67)%	(28.55)%	(29.42)%
	1.73%	0.33%	(0.62)%	(1.42)%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On July 22, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock and Common unit payable on October 15, 2025 to stockholders and unitholders of record as of October 1, 2025.

Share Repurchase Program

Subsequent to June 30, 2025, the Company repurchased 181,989 shares of common stock at a weighted average price of $11.48 per share pursuant to the Board’s authorized share repurchase program.

Repayments on Credit Facilities

In connection with the property dispositions that occurred during the three and six months ended June 30, 2025, the Company made principal repayments subsequent to June 30, 2025 of $14.0 million and $9.0 million on the Farmer Mac Facility and the Rutledge facility, respectively.

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

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases and other transactions affecting our capitalization, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “confident,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing war in Ukraine and the ongoing conflicts in the Middle East and their impact on our tenants’ businesses and the farm economy generally, changes in tariffs and trade policies in the United States and other countries that import U.S. agricultural products, high inflation and elevated interest rates, the onset of an economic recession in the United States and other countries that impact the farm economy, extreme weather events, such as droughts, tornadoes, hurricanes, wildfires or floods, the impact of future public health crises on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by law.

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of June 30, 2025, we owned farms with an aggregate of approximately 75,900 acres in Arkansas, California, Colorado, Illinois, Indiana, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of June 30, 2025, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand and served as property manager for approximately 49,600 acres of farmland, including farms in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, North Carolina, Ohio and South Carolina. As of June 30, 2025, approximately 60% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 40% was used to produce specialty crops, such as almonds, pistachios, citrus, avocados, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-

quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to third-party farmers (both tenant and non-tenant) and landowners to provide financing for property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and for other farming, agricultural and other real estate related projects.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2025, FPI owned 97.5% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of June 30, 2025:

Region (1)	Owned Acres	Managed Acres	Total Acres
Corn Belt (2)	39,828	30,695	70,523
Delta and South	7,524	8,763	16,287
High Plains	7,394	4,352	11,746
Southeast	10,177	5,786	15,963
West Coast	11,012	—	11,012
	75,935	49,596	125,531
(1)	Corn Belt includes farms located in Illinois, Indiana, Iowa, Missouri, eastern Nebraska and Ohio. Delta and South includes farms located in Arkansas, Louisiana and Mississippi. High Plains includes farms located in Colorado and Texas. Southeast includes farms located in North Carolina, South Carolina and West Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

We intend to continue acquiring additional farmland that we believe provides opportunities for risk-adjusted investment returns consistent with our primary strategic objective. We also intend to continue to selectively dispose of assets when we believe we can redeploy the proceeds from such sales in a manner that enhances stockholder returns. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we provide volume purchasing services to our tenants, engage directly in farming, and provide property management, auction, and brokerage services through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of June 30, 2025, the TRS directly operated 2,103 acres of farmland located in California.

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

Despite advances in income, according to “The State of Food Security and Nutrition in the World 2024,” a report by the United Nations Food and Agriculture Organization, 2.33 billion people were facing moderate to severe food insecurity in 2023. In particular, the disruption in farming operations in Ukraine as a result of the ongoing war in Ukraine has stressed the food supply for many countries that depend on imports of agricultural products from the region, such as Egypt (wheat for food products) and China (corn for livestock).The Russian Federation is also a major exporter of fertilizers and trade restrictions have hampered the flow of fertilizers to countries dependent on imports from the Black Sea region. United States farmers, including our tenants, however, generally source fertilizers from the United States and Canada.

Farmland Supply

According to the World Bank Group, arable land per capita has decreased by approximately 50% from 1961 to 2021, which decrease has been exacerbated by international conflicts, such as the ongoing war in Ukraine. Typically, additions to cropland are in areas of marginal productivity, while cropland loss, driven by urban development, tends to affect primarily highly productive areas. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of arable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, and improvements in soil health, chemical nutrients and pest control. On the other hand, we expect the shortage of water in many irrigated growing regions in the United States and around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity on those acres.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of June 30, 2025, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2025 (remaining six months)	12,469	16.4%	$3,622	17.7%
2026	10,033	13.2%	3,574	17.4%
2027	25,499	33.6%	8,456	41.2%
2028	7,375	9.7%	1,129	5.5%
2029	6,728	8.9%	182	0.9%
Thereafter	13,831	18.2%	3,558	17.3%
	75,935	100.0%	$20,521	100.0%

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

We incur costs associated with running a public company, including, among others, costs associated with our personnel, Board of Directors, regulatory compliance, legal and accounting, due diligence and acquisitions (including, among others, travel expenses and consulting fees). Inflation in personnel costs, which is impacting many United States businesses, has not significantly impacted our expenses to date.

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

Crop Prices

While many people assume that short-term crop prices have a great impact on farm values, we believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value. Crop yield trends in corn and soybeans have been steadily increasing over the last thirty years. For instance, after yields for the 2023/2024 marketing year (September 2023 to August 2024) increased slightly for both corn and soybeans compared to the previous year, the U.S. Department of Agriculture (the “USDA”) projected that yields will not change significantly for the 2024/2025 marketing year (September 2024 to August 2025). Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent significantly simplifies the administrative requirements for the landlord and the tenant, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it directly operates.

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

Inflation and Interest Rates

Most of our farming leases have lease terms of three years for row crops and up to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses are borne largely by our tenants under the terms of their leases, and increases in farmer profitability generally lead to increased rents upon lease renewals, as we experienced in the most recent renewal cycle in late 2023.

High levels of inflation prompted the Board of Governors of the United States Federal Reserve (the “Federal Reserve”) to increase the federal funds rate eleven times between March 2022 and July 2023, which led to a significant increase in market short- and long-term interest rates beginning in early 2022. This increase in rates significantly increased the cost of our floating rate debt and also significantly increased the cost of certain of our MetLife debt with interest rates that have been reset since the beginning of 2022. However, we have recently repaid most of our floating rate debt with the proceeds from property dispositions. Moreover, the Federal Reserve lowered the federal funds rate in September, November and December 2024. We anticipate future rate cuts, if any, will have a favorable impact on the cost of debt for the Company moving forward, and the Federal Reserve has most recently signaled that most members currently expect to cut the federal funds rate as soon as later in this calendar year. However, interest rates remain high relative to the recent past, and the Federal Reserve’s plans are subject to numerous uncertainties.

As of June 30, 2025, $76.6 million of our outstanding indebtedness was subject to interest rates that reset before maturity (excluding our floating rate debt). There is no debt subject to interest rate resets in 2025.

At June 30, 2025, $27.9 million, or 14.4%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, we have an interest rate swap with Rabobank for $4.9 million, which effectively reduces our floating rate exposure to $23.0 million.

We expect that future changes in interest rates will impact our overall operating performance by, among other things, affecting our borrowing costs and the borrowing costs of our tenants. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates or subject to interest rates that reset periodically. In addition, if interest rates begin to rise again, farmland prices may decline if the rise in real interest rates (nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that over time the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

International Trade

According to the USDA, approximately 10-20% of domestic corn production and 40-60% of domestic soybean production is exported. According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States were China, Mexico, and Canada. Exports to China for fiscal year 2024 (October 2023 to September 2024) were $25.7 billion, down 23% from 2023. Exports to Canada were $29.0 billion, up 3% from 2023. Exports to Mexico were $30.0 billion, up 7% from 2023. The recent imposition by the United States of tariffs on imported goods from these trading partners may strain international trade relations and increase the risk that foreign governments will implement retaliatory tariffs on agricultural and other goods imported from the United States.

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

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	For the three months ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
OPERATING REVENUES:
Rental income	$6,024	$9,539	$(3,515)	(36.8)%
Crop sales	1,439	935	504	53.9%
Other revenue	2,497	971	1,526	157.2%
Total operating revenues	9,960	11,445	(1,485)	(13.0)%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,130	1,430	(300)	(21.0)%
Property operating expenses	1,606	1,870	(264)	(14.1)%
Cost of goods sold	1,464	761	703	92.4%
Acquisition and due diligence costs	(3)	—	(3)	NM
General and administrative expenses	2,413	3,737	(1,324)	(35.4)%
Legal and accounting	657	407	250	61.4%
Impairment of assets	16,821	—	16,821	NM
Other operating expenses	5	—	5	NM
Total operating expenses	24,093	8,205	15,888	193.6%

OTHER (INCOME) EXPENSE:
Other (income) expense	(123)	52	(175)	NM
(Income) from equity method investment	(3)	(18)	15	(83.3)%
(Gain) loss on disposition of assets, net	(24,228)	10	(24,238)	NM
Interest expense	2,437	5,249	(2,812)	(53.6)%
Total other (income) expense	(21,917)	5,293	(27,210)	NM

Net income (loss) before income tax benefit	7,784	(2,053)	9,837	NM

Income tax benefit	(8)	(1)	(7)	700.0%

NET INCOME (LOSS)	$7,792	$(2,052)	$9,844	NM

NM=Not Meaningful

Our net income for the three months ended June 30, 2025 was primarily affected by dispositions that occurred in 2024 and 2025, as well as higher crop sales, interest income, and lower interest expense, partially offset by higher cost of goods sold, lower general and administrative expenses and impairment of assets.

Rental income decreased $3.5 million, or 36.8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, resulting primarily from dispositions that occurred in 2024.

Crop sales totaled $1.4 million for the three months ended June 30, 2025 compared to $0.9 million for the three months ended June 30, 2024. This increase was primarily the result of a higher volume of sales on our citrus properties.

Other revenue increased $1.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to a higher average balance on loans under the FPI Loan Program and financing receivables causing an increase in interest income.

Depreciation, depletion and amortization decreased $0.3 million, or 21.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was a result of asset dispositions in 2024 and 2025 and more assets becoming fully depreciated.

Property operating expenses decreased $0.3 million, or 14.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, resulting primarily from lower tax and insurance expense primarily due to dispositions that occurred in 2024 and 2025.

Cost of goods sold totaled $1.5 million for the three months ended June 30, 2025 compared to $0.8 million for the three months ended June 30, 2024. This increase was primarily the result of increased costs of water and tree pruning, partially offset by lower impairment expense on inventory.

General and administrative expenses decreased $1.3 million, or 35.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a one-time severance expense of $1.4 million during the three months ended June 30, 2024, partially offset by slight increases in other expenses in the current period.

Legal and accounting expenses increased $0.3 million, or 61.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Despite this increase, legal and accounting expense continues to be substantially lower than in the past and we expect it to be a very manageable element of the Company’s expense structure.

Impairment of assets was $16.8 million for the three months ended June 30, 2025 compared to $0.0 million for the three months ended June 30, 2024. Impairment during the three months ended June 30, 2025 related to certain properties on the West Coast.

Other operating expenses were negligible during the three months ended June 30, 2025 and remained relatively consistent compared to the three months ended June 30, 2024.

Other (income) expense was negligible during the three months ended June 30, 2025 and remained relatively consistent compared to the three months ended June 30, 2024.

Income from equity method investment was negligible during the three months ended June 30, 2025 and remained relatively consistent compared to the three months ended June 30, 2024.

(Gain) loss on disposition of assets, net changed from loss on disposition of assets of less than $0.1 million for the three months ended June 30, 2024 to gain on disposition of assets of $24.2 million for the three months ended June 30, 2025. The net loss on disposition of assets during the three months ended June 30, 2024 was attributable to the dispositions of fixed assets while the gain on disposition of assets during the three months ended June 30, 2025 was attributable to dispositions of 32 properties as well as the disposal of fixed assets.

Interest expense decreased $2.8 million, or 53.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was the result of lower outstanding debt primarily attributable to significant debt repayments during the year ended December 31, 2024 and six months ended June 30, 2025 and a lower weighted average interest rate due to a reduction in our exposure to variable interest rates.

Income tax expense was negligible during the three months ended June 30, 2025 and remained relatively consistent compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	For the six months ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
OPERATING REVENUES:
Rental income	$12,994	$19,746	$(6,752)	(34.2)%
Crop sales	2,286	1,595	691	43.3%
Other revenue	4,932	2,094	2,838	135.5%
Total operating revenues	20,212	23,435	(3,223)	(13.8)%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,303	2,911	(608)	(20.9)%
Property operating expenses	3,086	3,668	(582)	(15.9)%
Cost of goods sold	2,128	1,302	826	63.4%
Acquisition and due diligence costs	2	27	(25)	(92.6)%
General and administrative expenses	5,034	6,364	(1,330)	(20.9)%
Legal and accounting	1,101	740	361	48.8%
Impairment of assets	16,821	—	16,821	NM
Other operating expenses	17	36	(19)	(52.8)%
Total operating expenses	30,492	15,048	15,444	102.6%

OTHER (INCOME) EXPENSE:
Other (income)	(256)	(68)	(188)	276.5%
(Income) from equity method investment	(2)	(95)	93	(97.9)%
(Gain) loss on disposition of assets, net	(24,991)	96	(25,087)	NM
(Income) from forfeited deposits	—	(1,205)	1,205	NM
Interest expense	5,075	10,285	(5,210)	(50.7)%
Total other (income) expense	(20,174)	9,013	(29,187)	NM

Net income (loss) before income tax expense	9,894	(626)	10,520	NM

Income tax expense	9	18	(9)	(50.0)%

NET INCOME (LOSS)	$9,885	$(644)	$10,529	NM

NM=Not Meaningful

Our net income for the six months ended June 30, 2025 was primarily affected by dispositions that occurred in 2024 and 2025, as well as higher crop sales, interest income, proceeds from a solar lease arrangement with a tenant, and lower interest expense and general and administrative expense, partially offset by lower income from forfeited deposits, higher cost of goods sold and impairment.

Rental income decreased $6.8 million, or 34.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, resulting primarily from dispositions that occurred in 2024, partially offset by proceeds from a solar lease arrangement with a tenant.

Crop sales increased $0.7 million, or 43.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was the result of a higher volume of sales on our citrus properties.

Other revenue increased $2.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to a higher average balance on loans under the FPI Loan Program and financing receivables causing an increase in interest income.

Depreciation, depletion and amortization decreased $0.6 million, or 20.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was a result of asset dispositions in 2024 and 2025 and more assets becoming fully depreciated.

Property operating expenses decreased $0.6 million, or 15.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, resulting from lower tax and insurance expense primarily due to dispositions that occurred in 2024 and 2025.

Cost of goods sold increased $0.8 million, or 63.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily the result of increased costs of water and tree pruning, partially offset by lower impairment expense on inventory.

Acquisition and due diligence costs were negligible during the six months ended June 30, 2025 and remained relatively consistent compared to the six months ended June 30, 2024.

General and administrative expenses decreased $1.3 million, or 20.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a one-time severance expense of $1.4 million during the six months ended June 30, 2024, partially offset by slight increases in other expenses in the current period.

Legal and accounting expenses increased $0.4 million, or 48.8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Despite this increase, legal and accounting expense continues to be substantially lower than in the past and we expect it to be a very manageable element of the Company’s expense structure.

Impairment of assets was $16.8 million for the six months ended June 30, 2025 compared to $0.0 million for the six months ended June 30, 2024. Impairment during the six months ended June 30, 2025 related to certain properties on the West Coast.

Other operating expenses were negligible during the six months ended June 30, 2025 and remained relatively consistent compared to the six months ended June 30, 2024.

Other income was negligible during the six months ended June 30, 2025 and remained relatively consistent compared to the six months ended June 30, 2024.

Income from equity method investment remained relatively flat at less than $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

(Gain) loss on disposition of assets, net changed from loss on disposition of assets of $0.1 million for the six months ended June 30, 2024 to gain on disposition of assets of $25.0 million for the six months ended June 30, 2025. The net loss on disposition of assets during the six months ended June 30, 2024 was attributable to the dispositions of fixed assets while the gain on disposition of assets during the six months ended June 30, 2025 was attributable to dispositions of 34 properties as well as the disposal of fixed assets.

Gain on forfeited earnest money decreased $1.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to the termination of a repurchase agreement and the retention of $1.2 million in earnest money payments that occurred during the six months ended June 30, 2024.

Interest expense decreased $5.2 million, or 50.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was the result of lower outstanding debt primarily attributable to significant debt repayments during the year ended December 31, 2024 and six months ended June 30, 2025 and a lower weighted average interest rate due to a reduction in our exposure to variable interest rates.

Income tax expense was negligible during the six months ended June 30, 2025 and remained relatively consistent compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

Despite cuts in the federal funds rate by the Federal Reserve in September, November and December 2024, interest rates remain high relative to the recent past. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($160.0 million in availability as of June 30, 2025), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company. The Company also has an effective shelf-registration statement that it may use to issue equity or debt securities to raise capital from time to time.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. As of June 30, 2025, we had $82.3 million in debt maturities due within the next 12 months.

During the six months ended June 30, 2025, we repurchased 2,162,779 shares of our common stock at a weighted average price of $11.20 per share under our share repurchase program. As of June 30, 2025, we had the authority to repurchase up to an aggregate of $31.5 million in additional shares of our common stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of June 30, 2025, refer to “Note 7—Mortgage Notes, Line of Credit and Bonds Payable” included in the financial statement section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
(in thousands)	2025	2024
Net cash and cash equivalents provided by operating activities	$4,186	$5,808
Net cash and cash equivalents provided by (used in) investing activities	$67,292	$(15,745)
Net cash and cash equivalents provided by (used in) financing activities	$(98,846)	$10,194

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

As of June 30, 2025, we had $51.1 million of cash and cash equivalents compared to $5.7 million at June 30, 2024.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities decreased by $1.6 million primarily as a result of the following:

●	Receipt of $15.8 million in fixed rent, $0.3 million in variable rent and $0.4 million in tenant reimbursements for the six months ended June 30, 2025 as compared to the receipt of $19.4 million in fixed rent, $0.8 million in variable rent, and $2.9 million in tenant reimbursements for the six months ended June 30, 2024;
●	A change in depreciation, depletion and amortization of $2.3 million for the six months ended June 30, 2025 compared to $2.9 million for the six months ended June 30, 2024;
●	Amortization of net origination fees related to notes receivable during the six months ended June 30, 2025 of $1.2 million as compared to $0.0 million during the six months ended June 30, 2024;
●	A change in (gain) loss on disposition of assets, net of $(25.0) million for the six months ended June 30, 2025 compared to $0.1 million for the six months ended June 30, 2024;
●	Income from forfeited deposits during the six months ended June 30, 2025 of $0.0 million as compared to $1.2 million during the six months ended June 30, 2024;
●	A change in accounts receivable of $2.7 million for the six months ended June 30, 2025 compared to $5.0 million for the six months ended June 30, 2024;
●	A change in other assets of $1.7 million for the six months ended June 30, 2025 compared to $2.1 million for the six months ended June 30, 2024;
●	A change in inventory of $0.1 million for the six months ended June 30, 2025 compared to $(0.7) million for the six months ended June 30, 2024;
●	A change in accrued interest of $(0.7) million for the six months ended June 30, 2025 compared to $(0.0) million for the six months ended June 30, 2024;
●	A change in accrued expenses of $(3.2) million for the six months ended June 30, 2025 compared to $(2.1) million for the six months ended June 30, 2024; and
●	A change in deferred revenue of $0.3 million for the six months ended June 30, 2025 compared to $(0.9) million for the six months ended June 30, 2024.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by (used in) investing activities increased by $83.0 million primarily as a result of the following:

●	Property acquisitions during the six months ended June 30, 2025 of $6.5 million as compared to $16.3 million during the six months ended June 30, 2024;
●	Property dispositions during the six months ended June 30, 2025 of $81.6 million as compared to $1.6 million during the six months ended June 30, 2024;
●	A decrease of $0.6 million in real estate improvements during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024;
●	Collections on notes receivable under the FPI Loan Program of $4.5 million during the six months ended June 30, 2025 as compared to $0.5 million during the six months ended June 30, 2024; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $12.1 million during the six months ended June 30, 2025 as compared to $0.9 million during the six months ended June 30, 2024.

Cash Flows from Financing Activities

Net cash and cash equivalents provided by (used in) financing activities decreased by $109.0 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the six months ended June 30, 2025 of $23.0 million as compared to $72.5 million during the six months ended June 30, 2024;

●	Repayments on mortgage notes payable during the six months ended June 30, 2025 of $34.2 million as compared to $42.6 million during the six months ended June 30, 2024;
●	Common stock repurchases during the six months ended June 30, 2025 of $24.3 million as compared to $0.0 million during the six months ended June 30, 2024; and
●	Dividends on common stock during the six months ended June 30, 2025 of $58.5 million as compared to $15.9 million during the six months ended June 30, 2024; and
●	Distributions to non-controlling interests in operating partnership, common during the six months ended June 30, 2025 of $1.5 million as compared to $0.4 million during the six months ended June 30, 2024.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. The Company incurred an immaterial amount of acquisition and due diligence costs during the three and six months ended June 30, 2025 and 2024. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

●	Severance expense. During the three and six months ended June 30, 2024, the Company incurred a one-time severance expense of approximately $1.4 million in connection with the previously announced departure of the Company’s former Chief Financial Officer and Treasurer as part of the Company’s cost-cutting initiative. The Company incurred no severance expense during the three and six months ended June 30, 2025. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2025	2024	2025	2024
Net income (loss)	$7,792	$(2,052)	$9,885	$(644)
(Gain) loss on disposition of assets, net	(24,228)	10	(24,991)	96
Depreciation, depletion and amortization	1,130	1,430	2,303	2,911
Impairment of assets	16,821	—	16,821	—
FFO (1)	$1,515	$(612)	$4,018	$2,363

Stock-based compensation	528	512	1,047	1,037
Real estate related acquisition and due diligence costs	(3)	—	2	27
Distributions on Series A Preferred Units	(743)	(743)	(1,486)	(1,486)
Severance expense	—	1,373	—	1,373
AFFO (1)	$1,297	$530	$3,581	$3,314

AFFO per diluted weighted average share data:

AFFO weighted average common shares	46,765	49,379	46,972	49,325

Net income (loss) available to common stockholders of Farmland Partners Inc.	$0.15	$(0.06)	$0.18	$(0.05)
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.03	0.02	0.03	0.04
Depreciation, depletion and amortization	0.02	0.03	0.05	0.06
Impairment of assets	0.36	0.00	0.36	0.00
Stock-based compensation	0.01	0.01	0.02	0.02
(Gain) on disposition of assets, net	(0.52)	0.00	(0.53)	0.00
Distributions on Series A Preferred Units	(0.02)	(0.02)	(0.03)	(0.03)
Severance expense	0.00	0.03	0.00	0.03
AFFO per diluted weighted average share (1)	$0.03	$0.01	$0.08	$0.07
(1)	The six months ended June 30, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement. The six months ended June 30, 2025 includes approximately $1.0 million of income as a result of a solar lease arrangement with a tenant.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Basic weighted average shares outstanding	45,248	47,798	45,418	47,751
Weighted average OP units on an as-if-converted basis	1,130	1,203	1,167	1,203
Weighted average time-based unvested restricted stock	320	366	320	359
Weighted average performance-based unvested restricted stock	67	12	67	12
AFFO weighted average common shares	46,765	49,379	46,972	49,325

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$7,792	$(2,052)	$9,885	$(644)
Interest expense	2,437	5,249	5,075	10,285
Income tax (benefit) expense	(8)	(1)	9	18
Depreciation, depletion and amortization	1,130	1,430	2,303	2,911
Impairment of assets	16,821	—	16,821	—
(Gain) loss on disposition of assets, net	(24,228)	10	(24,991)	96
EBITDAre (1)	$3,944	$4,636	$9,102	$12,666

Stock-based compensation	528	512	1,047	1,037
Real estate related acquisition and due diligence costs	(3)	—	2	27
Severance expense	—	1,373	—	1,373
Adjusted EBITDAre (1)	$4,469	$6,521	$10,151	$15,103
(1)	The six months ended June 30, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement. The six months ended June 30, 2025 includes approximately $1.0 million as a result of a solar lease arrangement with a tenant.

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

At June 30, 2025, $27.9 million, or 14.4%, of our debt had variable interest rates. However, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $4.9 million, which effectively reduces floating rate exposure to $23.0 million.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of June 30, 2025, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of June 30, 2025, there were no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, our Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, our Board of Directors approved a $75.0 million increase. On November 1, 2023, our Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. As of June 30, 2025, we had $31.5 million of capacity remaining under the program.

Issuer Purchases of Equity Securities

Our purchases of equity securities during the three months ended June 30, 2025, including repurchases under the share repurchase program, are presented in the following table.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
April 1, 2025 - April 30, 2025	—	$—	—	$—	—	$55,011
May 1, 2025 - May 31, 2025	695	10.69	—	—	695	47,568
June 1, 2025 - June 30, 2025	1,404	11.43	—	—	1,404	31,490
Total	2,099	$11.19	—	$—	2,099

⁽¹⁾   There were no shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees during the three months ended June 30, 2025.

Subsequent to June 30, 2025, the Company repurchased an additional 181,989 shares of common stock at a weighted average price of $11.48 per share.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: July 24, 2025	/s/ Luca Fabbri
Luca Fabbri
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 24, 2025	/s/ Susan M. Landi
Susan M. Landi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)