Form 10-K
period 2025-12-31
Farmland Partners Inc.
filed 2026-02-19
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-36405

FARMLAND PARTNERS INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-3769850
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4600 South Syracuse Street, Suite 1450 Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (720) 452-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	FPI	New York Stock Exchange

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $470,838,074 based on the closing sales price of $11.51 per share as reported on the New York Stock Exchange. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of February 13, 2026, the registrant had 43,537,886 shares of common stock (43,836,899 on a fully diluted basis, including 299,013 common units of limited partnership interests in Farmland Partners Operating Partnership, LP, the registrant’s operating partnership) outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2025.

FARMLAND PARTNERS Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases and other transactions affecting our capitalization, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “confident,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing war in Ukraine and other geopolitical tensions and their impact on our tenants’ businesses and the farm economy generally, changes in tariffs and trade policies in the United States and other countries that import U.S. agricultural products, including the impact of tariffs on the export of U.S. soybeans to China, high inflation and elevated interest rates, the onset of an economic recession in the United States and other countries that impact the farm economy, extreme weather events, such as droughts, tornadoes, hurricanes, wildfires or floods, the impact of future public health crises on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by law.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. The following is an overview of the most significant risks to which we are exposed in the normal course of our business and which are discussed more fully in “Item 1A. Risk Factors” herein. These risks include, but are not limited to, the following:

•	Our business is dependent in part upon the profitability of our tenants' farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent we can collect and, consequently, our cash flow and ability to make distributions to our stockholders.
•	We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues, and restrict our ability to pay distributions to our stockholders.
•	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
•	Our debt financing agreements may restrict our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments.

•	Increases in benchmark interest rates will increase our borrowing costs, which will negatively impact our financial condition, results of operations, growth prospects and ability to make distributions to stockholders, and will increase our tenants’ borrowing costs and may make it more difficult for them to obtain credit.
•	Global economic conditions, including elevated levels of inflation, supply chain disruptions and trade policies affecting imports and exports, could materially and adversely affect our and our tenants’ operations.
•	Approximately 60% of our portfolio is comprised of properties used to grow primary crops such as corn, soybeans, wheat, rice and cotton, which subjects us to risks associated with primary row crops.
•	Approximately 40% of our portfolio is comprised of properties used to grow permanent/specialty crops such as almonds, pistachios, citrus, avocados, strawberries, and edible beans, which have a higher risk profile than farmland used for annual row crops.
•	Our failure to continue to identify and consummate suitable farmland acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant.
•	We do not intend to continuously monitor and evaluate tenant credit quality, and our financial performance may be subject to risks associated with our tenants' financial condition and liquidity position, including that we may be unable to collect balances due on our leases from any tenants in financial distress or bankruptcy.
•	Our short-term leases make us more susceptible to any decreases in prevailing market rental rates than would be the case if we entered into longer-term leases.
•	We depend on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, acquire additional properties, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
•	Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.
•	Laws in certain states where we own property prohibit or restrict the ownership of agricultural land by business entities, which could impede the growth of our portfolio and our ability to diversify geographically.
•	Our farms are exposed to the possibility of extreme weather events, such as droughts, tornadoes, hurricanes, wildfires and floods, which could damage farmland and equipment, adversely affect crop yields and the ability of farmers to pay rent to us or adversely impact the financing of such properties.
•	We may be subject to unknown or contingent liabilities related to acquired properties and properties that we may acquire in the future, including potential liability for environmental matters.
•	The loss of key management personnel could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.
•	Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.
•	We may fail to realize some or all of the anticipated benefits of our ownership interest in the OZ Fund.
•	The FPI Loan Program exposes us to risks associated with being a lender.

•	Liability for uninsured or underinsured losses could materially and adversely affect our financial condition and cash flow.
•	We have previously been subject to, and may in the future be subject to, litigation or threatened litigation, which may require us to pay damages and expenses or restrict the operation of our business.
•	A cybersecurity incident and other technology disruptions could result in a violation of law or negatively impact our reputation and relationships with our tenants.
•	We may be required to permit the owners of certain third-party access rights on our properties to enter and occupy parts of the properties, including owners of mineral rights and power generation and transportation infrastructure, which could materially and adversely impact the rental value of our properties.
•	Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.
•	Our charter contains certain provisions restricting the ownership and transfer of our stock that may delay, defer or prevent a change of control transaction that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.
•	We could increase the number of authorized shares of stock, classify and reclassify unissued stock and issue stock, or the Operating Partnership may issue additional partnership units to third parties, without stockholder approval, which may delay, defer or prevent a transaction that our stockholders believe to be in their best interests.
•	Our Board of Directors may change our strategies, policies and procedures without stockholder approval.
•	Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.
•	Failure to maintain qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.
•	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier or later than we wish.
•	We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.
•	We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business.
•	The market price and trading volume of our common stock may be highly volatile and low, respectively.
•	Future offerings of debt, which may rank senior to our common stock for purposes of dividend distributions or upon liquidation, or the issuance of Common units in connection with future acquisitions, may materially adversely affect us, including the trading price of our common stock.

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2025, FPI owned a 98.1% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”), Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”) and Series B participating preferred units of limited partnership interest in the Operating Partnership (“Series B participating preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As the sole member of the sole general partner with control of the Operating Partnership, FPI is the primary beneficiary and therefore consolidates the Operating Partnership in accordance with accounting standards for consolidation of variable interest entities.

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of December 31, 2025, we owned farms with an aggregate of approximately 71,600 acres in Arkansas, California, Colorado, Illinois, Indiana, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of December 31, 2025, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro Ohio, LLC (“Ag Pro”) under the John Deere brand. As of December 31, 2025, the Operating Partnership owned a 9.97% equity interest in Promised Land Opportunity Zone Farms I, LLC (the “OZ Fund”), an unconsolidated equity method investment, that holds 11 properties (see “Note 1—Organization and Significant Accounting Policies—Equity Method Investments”). As of December 31, 2025, approximately 60% of our owned portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 40% was used to produce specialty crops, such as almonds, pistachios, citrus, avocados, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, we offer a loan program (the “FPI Loan Program”) pursuant to which we make loans to landowners with whom we have established relationships and third-party farmers (both tenant and non-tenant) to provide financing for business operations, property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and non-farming business needs.

FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), is a taxable REIT subsidiary that was formed to provide volume purchasing services to the Company’s tenants and to directly operate farms under certain circumstances. As of December 31, 2025, the TRS performed direct farming operations on 1,845 acres of permanent crop farmland owned by the Company located in California.

FPI strategically seeks opportunities to generate incremental revenues with environmentally friendly usage of our farmland. We have long-term lease arrangements on certain farm properties pursuant to which operators engage in solar and wind energy production. As of December 31, 2025, 10 of our farms, which collectively comprised approximately 1,973 acres, had leases for operational or under-construction renewable energy production, and 12 of our farms, which collectively comprise approximately 4,211 acres, had options for potential future solar or wind development and operating lease. Refer to “–Sustainability” for more information.

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

Full Year 2025 Highlights

During 2025:

●	Net income decreased 47.6% from $61.5 million for the year ended December 31, 2024 to $32.2 million for the year ended December 31, 2025;
●	Adjusted Funds from Operation ("AFFO") increased 27% from $14.1 million for the year ended December 31, 2024 to $17.9 million for the year ended December 31, 2025; AFFO per weighted average common share increased 34.5% from $0.29 per share available to common stockholders for the year ended December 31, 2024 to $0.39 per share available to common stockholders for the year ended December 31, 2025;
●	We completed dispositions of 60 properties in the Corn Belt, Delta and South, High Plains and West Coast regions for aggregate consideration of $90.2 million, including $2.1 million in seller financing, and recognized an aggregate net gain on sale of $34.9 million. Of the 60 property dispositions, 23 properties were exchanged for the redemption and cancellation of 31,000 Series A preferred units;
●	We completed acquisitions of six properties in the Corn Belt region for total consideration of $7.3 million;
●	Total indebtedness decreased $43.0 million from $204.6 million at December 31, 2024 to $161.6 million at December 31, 2025;
●	We repurchased 3,411,581 shares of our common stock at a weighted average price of $11.07 per share;
●	We sold Murray Wise Associates, LLC (“MWA”), our auction, brokerage and third-party management business, and its subsidiaries, to Peoples Company of Indianola for aggregate consideration of $5.3 million, including $3.3 million in seller financing, and recognized an aggregate gain on sale of $1.0 million; and
●	We declared a one-time special dividend of $0.20 per share of common stock and Class A Common OP Unit in December 2025, which was paid in January 2026.

For a definition of AFFO and a reconciliation of net income to AFFO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Investment Focus

We seek to invest in farmland that will give our stockholders exposure to a well-diversified portfolio of high-quality U.S. farmland, while offering an attractive risk-adjusted combination of stable rental income generation and value appreciation. Our principal investment focus is on farmland located in agricultural markets throughout North America; however, we may seek to acquire farmland outside of North America in the future. We also may acquire real estate assets related to farming, such as grain storage facilities, grain elevators, feedlots, cold storage facilities, controlled environment agriculture facilities, land and facilities leased to agriculture equipment dealerships, processing plants and distribution centers, as well as livestock farms or ranches. In addition, under the FPI Loan Program, we may provide loans to landowners with whom we have established relationships and third-party farmers (both tenants and non-tenants) secured by both farmland and non-farmland real estate, crops (growing or stored), agricultural equipment and/or other collateral. We may also invest in other agriculture-related business, typically through our TRS.

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

Primary Crops

According to the United States Department of Agriculture (“USDA”), the most widely grown crop in the United States is corn, at approximately 97 million acres. The uses of corn projected for the 2025/2026 marketing year (September 2025 to August 2026) are as follows: animal feed and residual products (33%); ethanol and its animal feed byproducts known as distillers’ dried grains with solubles or DDGS (30%); exports (17%); other sugars, starches, cereals, seeds (8%); and ending stocks or inventory (12%).

The second most widely grown crop in the United States is soybeans, at approximately 80 million acres. The uses of soybeans projected for the 2025/2026 marketing year (September 2025 to August 2026) are as follows: crushings (56%); exports (34%); seed and residual (2%); and ending stocks or inventory (8%). The process of crushing soybean produces soybean oil, soybean meal, hulls and waste. Soybean meal is used as animal feed both domestically and in the export market. Soybean oil is used for food, biofuel, and is exported.

The third most widely grown crop in the United States is wheat, at approximately 48 million acres. The uses of wheat projected for the 2025/2026 marketing year (June 2025 to May 2026) are as follows: food (33%); exports (30%); seed, feed and residual (5%); and ending stocks or inventory (32%).

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

U.S. Farmland Property

We believe that the United States offers farmland investors exposure to financial benefits driven by the fundamentals of agricultural production and farmland appreciation without many of the risks that come with farmland investments in many other countries. As an asset class, United States farmland has lower leverage compared to other real estate sectors. According to the USDA forecast data from February 2026, real estate debt on farms is $404 billion, compared to a real estate value of $3.8 trillion, representing a 11% debt-to-equity ratio. The United States has the largest, lowest-cost grain transportation infrastructure in the world, leaving more margin to the grain producer and landowner. Moreover, the United States is one of the largest domestic markets for primary crops, which are typically priced in U.S. dollars. Lastly, we believe that in most major U.S. agricultural markets, multiple quality farm-operator tenants compete for farmland lease opportunities.

We may consider investing in farmland in other countries, such as Canada, Australia or New Zealand, that, like the United States, offer reduced land title risk, a sophisticated farm-operator tenant environment and attractive rental rates.

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

Non-Farming Leases

In addition to leases entered into in connection with farming operations, we seek additional sources of income from our properties that are either incremental, such as wind easements and recreational leases, or are higher than farming rents, such as leases for solar power installations. While we do not believe that such non-farming lease income will constitute a significant percentage of our total revenues, they may offer opportunities to enhance returns to stockholders at little or no cost to us.

Family-Owned Properties

According to America’s Farms and Ranches at a Glance 2025 Edition, the latest edition of this USDA report, family farms accounted for approximately 97% of the total farms in the United States. As shown below, small family farms represent the greatest number of farms and amount of land, while large-scale family farms represent the greatest value of production.

Farm Category	Annual Gross Farm Cash Income	Number of Farms	Percent of Farms	Percent of Land Area	Value of Production
Small Family Farms	Less than $350,000	1,618,780	86.5%	40.3%	17.2%
Midsize Family Farms	Less than $1,000,000	113,966	6.1%	18.3%	18.4%
Large-Scale Family Farms	Greater than $1,000,000	86,808	4.6%	32.5%	50.2%
Nonfamily Farms		52,767	2.8%	8.9%	14.2%
Total		1,872,321	100.0%	100.0%	100.0%

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

Identifying and Selecting Tenants

We intend to continue to focus primarily on farm properties located in areas with a robust and competitive environment of experienced tenants. In general, the tenant selection process focuses primarily on candidates' experience and reputation based upon background and informal and, in some cases, formal reference checks, as well as their willingness and ability to pay competitive rental rates. In geographic areas where we already own one or more properties, we may give our existing local tenants priority consideration, especially when a tenant sources the property acquisition opportunity. We believe our use of leases pursuant to which at least 50% of the annual rent is typically payable in advance of each spring planting season mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by the farming industry practice of tenants purchasing crop insurance in almost every circumstance because it is required by lenders who provide working capital financing to our tenants and due to requirements in our leases. In certain cases, the Company perfects its security interest in the crop insurance proceeds and the underlying growing crops using practices applicable in the state where the farm is located. In addition, we monitor our existing tenants by periodically conducting site visits of the farms and meeting with the tenants to discuss their farming operations and the condition of the farms. However, in some circumstances, we may be exposed to tenant credit risk and may be subject to farming operation risks, such as adverse weather conditions, water shortages and declines in commodity prices, particularly with respect to leases that do not require advance payment of 100% of the annual rent, variable-rent leases for which the rent is based on a percentage of a tenant's farming revenues and leases with terms greater than one year. See “Risk Factors—Risks Related to Our Business and Properties.” We do not intend to continuously monitor and evaluate tenant credit quality and may be subject to risks associated with our tenants' financial condition and liquidity position.

Complementary Businesses

FPI Loan Program

We believe that our existing systems and personnel are well suited to source, conduct due diligence evaluations with respect to, close and service loans under the FPI Loan Program at little or no additional operating cost to us. We believe that the business of making loans to landowners with whom we have established relationships and farm operators secured by both farmland and non-farmland real estate, crops (growing or stored), agricultural equipment and/or other collateral leverages the substantial expertise in agribusiness possessed by the FPI team and generates incremental shareholder value. We conduct due diligence on loan collateral largely the same way we conduct due diligence on potential farm acquisitions. We believe that the FPI Loan Program offering gives us an opportunity to increase current returns and enhances our visibility into the agriculture marketplace, thereby benefiting our core farmland investing business.

Discontinued Complementary Businesses

Since late 2021, we  have operated two complementary businesses – asset management for third parties, and brokerage and auction services – within our subsidiary MWA. In November 2025, we sold MWA to a third party, and therefore no longer operate these businesses.

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

Our Properties

As of December 31, 2025, we owned farms with an aggregate of approximately 71,600 acres in Arkansas, California, Colorado, Illinois, Indiana, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of December 31, 2025, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand. During the year ended December 31, 2025, the Company completed dispositions, consisting of 60 properties, in the Corn Belt, Delta and South, High Plains and West Coast regions. We received $90.2 million in aggregate consideration, including $2.1 million in seller financing, and recognized an aggregate net gain on sale of $34.9 million. The 60 property dispositions include 23 properties that were exchanged for the redemption and cancellation of 31,000 Series A preferred units. In addition, in November 2025, we sold MWA, our auction, brokerage and third-party management business, and its subsidiaries, for aggregate consideration of $5.3 million, including $3.3 million in seller financing, and recognized an aggregate gain on sale of $1.0 million. Also, during the year ended December 31, 2025, the Company completed acquisitions consisting of six properties in the Corn Belt region. Aggregate cash consideration for these acquisitions totaled $7.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our portfolio. The distribution of farms owned by region is as follows:

Region (1)	Total Acres
Corn Belt (2)	36,577
Delta and South	7,524
High Plains	7,373
Southeast	10,177
West Coast	9,959
71,610
(1)	Corn Belt includes farms located in Illinois, Indiana, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas and Louisiana. High Plains includes farms located in Colorado and Texas. Southeast includes farms located in South Carolina and West Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

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

Environmental Sustainability

Farmland is in many ways more environmentally friendly than most types of commercial real estate, as agriculture naturally uses solar energy to capture carbon dioxide from the atmosphere and convert it into food, feed, fuel, and fiber. Principles of environmental sustainability are deeply interwoven into modern agricultural practices and are embedded into our farmland acquisition criteria and management practices. We foster long-term relationships with our tenants, who are incentivized to provide good stewardship for the land they rent from us.

Renewable energy generation (wind and solar) is a component of our business model of growing importance. As of December 31, 2025, we leased acres to support two solar energy operational projects across ten farms which have the capacity to generate approximately 207 megawatts of renewable energy. We own 12 additional farms which have options for future solar projects. We expect to continue to take advantage of opportunities to place solar panels and windmills on farmland owned by FPI.

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

Competition

Competition to acquire farmland can come from many different sources. Individual farmers are the most active buyers of farmland. Institutional investors, investment funds, other farmland REITs, individual investors and others also compete for farmland acreage. Investment firms that we might compete directly against for investment capital to be deployed in farmland could include agricultural investment firms such as Nuveen Natural Capital, Manulife Investment Management, International Farming Corporation, Ceres Partners, Gladstone Land Corporation, UBS Farmland Investors, AgIS Capital, Homestead Capital, and Goldcrest Farm Trust Advisors. These firms engage in the acquisition, asset management, valuation and disposition of farmland properties.

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

At December 31, 2025, we had 12 employees, 11 of which are full time employees. None of our employees are a member of a labor union.

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

As of December 31, 2025, we had approximately $161.6 million of outstanding indebtedness excluding debt issuance costs, most of which is secured by mortgages on our farms. We intend to incur additional debt in connection with refinancing of existing indebtedness, future acquisitions or for other purposes and, if necessary, we may borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In addition, we have sold farms in order to repay indebtedness in the past and may do so in the future. Such dispositions may come at inopportune times or on disadvantageous terms, which could result in losses.

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

As of December 31, 2025, we had approximately $161.6 million of outstanding mortgage indebtedness excluding debt issuance costs. We intend to finance future property acquisitions, in part, with mortgage indebtedness. Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

Our debt financing agreements may restrict our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments.

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

Beginning in 2022, the Board of Governors of the United States Federal Reserve Bank (the “Federal Reserve”) undertook a significant tightening of monetary policy, which increased borrowing costs (through the resulting increase in interest rates) and decreased credit availability. The Federal Reserve maintained elevated benchmark interest rates during 2022 and 2023 to help curb inflation. In September, November and December 2024 and in September, October and December 2025, the Federal Reserve lowered benchmark interest rates, but interest rates remain high relative to the recent past and there can be no certainty as to the occurrence, timing, or magnitude of future rate cuts by the Federal Reserve. Future periods of rising interest rates could increase our borrowing costs on our existing floating-rate indebtedness as well as on any future fixed or floating rate indebtedness used to refinance existing indebtedness or to acquire new properties. As of December 31, 2025, $67.8 million of our outstanding indebtedness was subject to interest rates that reset from time to time (excluding our floating rate debt), of which $26.2 million was subject to interest rates that will be reset in 2026. (for more information on rate resets see “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable”). Increases in borrowing costs could reduce our income and cash flow and materially and adversely impact our results of operations, financial condition and our ability to make distributions to our stockholders.

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

General global economic downturns and macroeconomic trends, including heightened inflation, volatility in the capital markets, interest rate and currency rate fluctuations, the war in Ukraine and other geopolitical tensions, changes in trade policies among nations that import and/or export agricultural products and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our tenants’ crops and exacerbate some of the other risks that affect our business, financial condition and results of operations.

The impacts of changes in trade policy (such as the imposition of tariffs), trade disputes and geopolitical tensions (such as the ongoing war in Ukraine) could adversely affect the profitability of our tenants’ farming operations, which could have a material adverse effect on our results of operations, financial condition, ability to make distributions to our stockholders and the value of our properties.

The potential for trade disputes between the United States and its primary agricultural trade partners has increased in recent years. Further, the recent imposition by the United States of tariffs on imported goods from China and efforts to impose tariffs on goods from certain other countries may strain international trade relations. Such tariffs also increase the risk that foreign governments will implement retaliatory tariffs on goods imported from the United States. For example, in 2025, Canada and the European Union announced their intention to implement retaliatory tariffs on the United States.

Tariffs and trade restrictions impact the volatility of the market prices of certain crops that our tenants grow on our properties. There can be no assurances as to the impact of any change in trade policy, including the effects of tariffs, on market prices of crops.

Similarly, our and our tenants’ operations are subject to risks stemming from geopolitical tensions, such as the ongoing war in Ukraine. Our tenants have experienced challenges in their supply chains and related price increases. Continued deterioration in the domestic or international economic environment may cause decreased demand for our tenants’ crops, which could result in lower sales volume and lower prices for their crops, as well as increase the cost of operating their businesses and a corresponding adverse effect on their ability to make rental payments to us, which would adversely impact our financial condition and results of operations. While U.S. farmers have seen increased profitability as a result of higher prices that stemmed from such conflicts, we can provide no assurances that this increased profitability is sustainable in light of inflationary pressures on farming costs, elevated interest rates and other economic factors or that such increase will result in commensurate increases in rental rates.

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

Our failure to continue to identify and consummate suitable farmland acquisitions would significantly impede our growth and our ability to further diversify our portfolio by geography, crop type and tenant, which could materially and adversely affect our results of operations and cash available for distribution to our stockholders.

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

Our ability to promptly sell one or more properties in our portfolio in response to liquidity needs, changing economic, financial and investment conditions may be limited or we may have to sell properties at a loss due to market dynamics. In addition, we seek to opportunistically dispose of properties when we are able to do so at a price we consider attractive and/or recognize a gain on sale. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We have used dispositions of assets in the past in order to meet our liquidity requirements. If we are required to dispose of additional assets for liquidity purposes, we may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. Opportunities to dispose of assets at a gain may not be available to us, which would reduce our cash on hand for stock repurchases, distributions to stockholders, or for any other purpose. In particular, weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located, in each case may limit our ability to dispose of a property.

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

Certain states, including Iowa, North Dakota, South Dakota, Minnesota, Oklahoma, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities like us. As of December 31, 2025, we owned 815 acres of farmland in Missouri and our ownership of those farms may be challenged under Missouri law, in which case we may be required to sell those farms at an unfavorable time and on unfavorable terms. Additional states may, in the future, pass similar or more restrictive laws, and we may not be legally permitted, or it may become overly burdensome or expensive, to acquire properties in these states, which could impede the growth of our portfolio and our ability to diversify geographically in states that might otherwise have attractive investment opportunities.

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

We are particularly susceptible to adverse weather conditions (such as windstorms, tornadoes, floods, drought, hail, wildfires and temperature extremes), transportation conditions (including navigation of the Mississippi River), crop disease, pests, water availability and other adverse growing conditions in California, Illinois, Colorado and Arkansas, which generate a significant portion of our revenues.

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

There are a number of government programs that directly or indirectly affect the profitability of farm operators. These include marketing, export, renewable fuel, insurance policies, and labor and immigration policies and programs. Significant changes to or the elimination of programs and policies could adversely affect crop prices and the profitability of farming operations, which could materially and adversely impact the value of our farms and our ability to lease them on favorable terms, or at all, which would have a material adverse effect on our results of operations.

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

Our future success depends to a significant extent on the continued service and coordination of our senior management team. The market for skilled and experienced management personnel is highly competitive. Our ability to retain key personnel and/or attract new qualified personnel may have an impact on our business and financial results, and competition for experienced personnel in the labor market may result in increased expenses. We can provide no assurances that any of our key personnel will continue their employment with us. In particular, the loss of the services of Mr. Paul A. Pittman, our Executive Chairman of our Board of Directors, or Mr. Luca Fabbri, our President, Chief Executive Officer and a member of our Board of Directors, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

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

We may fail to realize some or all of the anticipated benefits of our ownership interest in the OZ Fund.

Our ownership interest in the OZ Fund could expose us to unknown or contingent liabilities that were not discovered during the course of due diligence. These liabilities could include exposure to unexpected environmental problems, compliance and regulatory violations, key employee and client retention problems and other problems that could result in significant costs to us. Many of these factors are outside our control, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenues, earnings and cash flows, and diversion of management’s time and energy, which could have a material adverse effect on the business of the OZ Fund and/or us. These factors could negatively impact the returns we anticipate receiving from our ownership interest in the OZ Fund which could negatively impact the price of our common stock, or have a material adverse effect on our business, financial condition and results of operations.

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

Under the FPI Loan Program, we provide loans to landowners with whom we have established relationships and third-party farmers, which exposes us to risks associated with being a lender, including the risk that borrowers default on their obligations to us, which could adversely affect our results of operations and financial condition.

Under the FPI Loan Program, we make loans to landowners with whom we have established relationships and third-party farmers (both tenant and non-tenant) to provide financing for business operations, property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and non-farming business needs. As of December 31, 2025, we have made loans to 15 distinct entities. In certain cases, the entities consist of a single borrower and in other cases the entities are comprised of distinct individuals or business entities that are managed by a single individual or family. The original principal amounts have totaled $81.8 million over the life of the program. These loans consist of loan agreements which were originally secured by first or second lien mortgage loans secured against farmland or other real estate properties and first liens on crops and insurance proceeds. In many cases, loan security is supplemented with personal guarantees. As of December 31, 2025, the remaining loan balances total $44.6 million (representing 6% of our total assets as of December 31, 2025), of which $44.6 million were secured by senior first-lien mortgages. We intend to make similar loans under the FPI Loan Program in the future. Payments on such loans depend on the profitable operation or management of the farmland, farmland-related property, and other real estate securing the loan or the maintenance of any equipment, or other assets securing the loan. The success of the farmland, farm-related property and other real estate, may be adversely affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. If a borrower defaults under a loan for which we are the lender, we may attempt to foreclose on the collateral securing the loan, including by acquiring title to the subject property, crops, or equipment, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could adversely affect our business, results of operations and ability to make distributions to our stockholders. In the event of a foreclosure, we may assume direct ownership of the underlying farm. Even if we successfully foreclose on the collateral securing our mortgage loans, foreclosure-related costs, high loan-to-value ratios or declines in property values could prevent us from realizing the full amount of our mortgage loans, and we could be required to record a valuation allowance for such losses.

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

We have previously been subject to, and may be subject in the future, to litigation or threatened litigation, including claims relating to the actions of our tenants, claims brought by stockholders, and otherwise in the ordinary course of business. In particular, we are subject to the risk of complaints by our tenants involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to litigation or governmental investigations, as well as claims and litigation relating to real estate rights or uses of our properties. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to pay damages or expenses, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of pending claims against the Company or of those claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions on, and the trading price of, our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors, which could adversely impact our results of operations, cash flows and our ability to pay distributions on, and the value of, our common and preferred stock. For more information about our resolved and ongoing legal proceedings see “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

We may incur significant unrecoverable costs if we are not successful in connection with the litigation we have filed against Sabrepoint.

As described in further detail in “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K, on July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) seeking relief for Sabrepoint’s alleged role in a “short and distort scheme” to profit from an artificial decline in the Company’s stock price stemming from an article posted on Seeking Alpha, which contained numerous false statements about the Company. On December 17, 2021, the Company's claims against Sabrepoint were dismissed by the court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023. Sabrepoint filed a reply in support of its petition on January 25, 2024, and on February 16, 2024, the court requested a briefing on the merits.  On January 16, 2025, the Texas Supreme Court held oral arguments and on April 25, 2025 the court issued an order affirming the Texas Court of Appeals’ decision that the Company’s claims are not barred under the doctrine of collateral estoppel, and remanding the case to the Court of Appeals for further briefing with respect to Sabrepoint’s TCPA motion. On October 20, 2025, the Company filed its petition with the Texas Court of Appeals, and on January 20, 2026 Sabrepoint filed its response.  The parties are awaiting further action by the Texas Court of Appeals. For more information see “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K. We may not be successful in this litigation, in which case we would have incurred significant costs and expenses. Even if we are successful, there can be no assurance that we will be able to recover damages. To the extent that any such adverse effects exceed any benefits we may realize from pursuing this litigation, our business, prospects, financial condition and results of operations may suffer materially.

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

For more information on cybersecurity, see “Item 1C. Cybersecurity.”

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

We are subject to risks associated with public health crises, such as pandemics and epidemics, as well as their related disruptions, including the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, and the speed and extent to which global markets and utilization rates for our products fully recover following such crises. Our rental revenue and operating results depend significantly on the ability of our tenants to meet their rent and other obligations to us. If the impacts of a future public health crisis continue for an extended period of time, we expect that certain tenants may experience financial distress, which could result in late payments, requests for rental relief, business closures, rent concessions or other accommodations, as applicable. In some cases, we may have to restructure tenants’ long-term rent obligations and may not be able to do so on terms that are as favorable to us as those currently in place.

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

Although holders of our Common units do not have voting rights or the power to direct the Company’s affairs, potential conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof.

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

As of December 31, 2025, we owned approximately 98.1% of the outstanding Common units in our Operating Partnership (on a fully diluted basis). Since our initial public offering, we have issued a total of 8.0 million Common units and a total of 117,000 Series A preferred units as consideration in connection with our acquisition of properties, and we may issue additional Common units and Series A preferred units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our Operating Partnership and could affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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

We intend to continue to pay regular quarterly distributions to our stockholders. However, all distributions will be made at the discretion of our Board of Directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

Elevated market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of the share price of our common stock, relative to market interest rates. As described above, interest rates remain high relative to the recent past and there can be no certainty as to the occurrence, timing, or magnitude of future rate cuts by the Federal Reserve. If market interest rates continue to stay elevated or increase, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock is driven partly by the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and also from the current market value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock and such effects could be significant.

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

As of December 31, 2025, approximately 43.1 million shares of our common stock were outstanding. In addition, as of December 31, 2025, other than the Common units held by us, approximately 0.7 million Common units in our Operating Partnership were outstanding, 0.7 million of which currently may be tendered for redemption by the holders, for cash, or at our option, for shares of our common stock, on a one-for-one basis. We have registered the issuance of 0.7 million of the shares issuable upon redemption of Common units, and we intend to register the issuance of additional shares that may be issued upon redemption of Common units so that such shares will be freely tradable under the securities laws.

We cannot predict whether future issuances or sales of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price per share of our common stock. The per share trading price of our common stock may decline significantly when we register the shares of our common stock issuable upon redemption of outstanding Common units.

Future offerings of debt, which may rank senior to our common stock for purposes of dividend distributions or upon liquidation, or the issuance of Common units in connection with future acquisitions, may materially adversely affect us, including the trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities (or causing our Operating Partnership to issue debt securities), including medium-term notes, senior or subordinated notes and classes or series of preferred stock. Upon liquidation, holders of our debt securities, shares of preferred stock and lenders with respect to other borrowings will be entitled to receive payments prior to distributions to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Any future series of preferred stock could have a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the per share trading price of our common stock and dilute their interest in us. In addition, the issuance of Common units in connection with future acquisitions and the redemption of such Common units for common stock may be dilutive to our stockholders and could have an adverse effect on the trading price of our common stock.

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

The Company has in the past experienced cyberattacks on its computer networks and, although none to date have been material, the Company expects that additional cyberattacks will occur in the future. The Company is not aware that it has experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. Properties

The information set forth under the caption “Our Properties” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3. Legal Proceedings

For information regarding legal proceedings as of December 31, 2025, see “Note 8—Commitments and Contingencies” to our Consolidated Financial Statements included in Part IV, Item 8 of this Annual Report on Form 10-K.

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

Total Return Performance
Farmland Partners Inc.
S&P 500 Index
Dow Jones Equity REIT Index
Index Value
350
300
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Farmland Partners Inc.	100.00	139.70	148.25	154.12	160.13	140.22
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
Dow Jones Equity All REIT Index	100.00	141.20	105.89	117.86	123.58	126.55

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

Stockholder Information

As of February 13, 2026, there were approximately 39 direct holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 13, 2026, there were approximately 8 holders (other than our Company) of our Common units. Our Common units are redeemable for cash or, at our election, for shares of our common stock, on a one-for-one basis. As of February 13, 2026, all of our Series A preferred units have been redeemed.

Issuer Purchases of Equity Securities

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, our Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, our Board of Directors approved a $75.0 million increase. On November 1, 2023, our Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. Our repurchase activity for the three months ended December 31, 2025 under the share repurchase program is presented in the following table. As of December 31, 2025, we had $17.9 million of availability under the program.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
October 1, 2025 - October 31, 2025	—	$—	—	$—	—	$17,929
November 1, 2025 - November 30, 2025	4	9.70	—	—	4	17,929
December 1, 2025 - December 31, 2025	—	—	—	—	—	17,929
Total	4	$9.70	—	$—	4

⁽¹⁾  The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees.

Subsequent to December 31, 2025, we have not repurchased any shares of common or preferred stock.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Annual Report on Form 10-K.

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of December 31, 2025, we owned farms with an aggregate of approximately 71,600 acres in Arkansas, California, Colorado, Illinois, Indiana, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of December 31, 2025, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand. As of December 31, 2025, approximately 60% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 40% was used to produce specialty crops, such as almonds, pistachios, citrus, avocados, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to landowners with whom we have established relationships and third-party farmers (both tenant and non-tenant) to provide financing for business operations, property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and non-farming business needs.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of December 31, 2025, FPI owned 98.1% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

Recent Developments

2025 Dispositions

During 2025, we completed dispositions consisting of 60 properties in the Corn Belt, Delta and South, High Plains and West Coast regions. We received $90.2 million in aggregate consideration, including $2.1 million in seller financing, and recognized an aggregate net gain on sale of $34.9 million. The 60 property dispositions include 23 properties that were exchanged for the redemption and cancellation of 31,000 Series A preferred units (see “Exchange of Properties for Series A Preferred Units” below for more information).

2025 Acquisitions

During 2025, we completed acquisitions consisting of six properties in the Corn Belt region. Aggregate consideration for these acquisitions was $7.3 million.

Share Repurchases

During the year ended December 31, 2025, we repurchased 3,411,581 shares of our common stock at a weighted average price of $11.07 per share under our share repurchase program. As of December 31, 2025, we had approximately

$17.9 million of capacity remaining under the stock repurchase plan.

Deleveraging and Maintaining Liquidity Position

During the year ended December 31, 2025, we reduced our overall indebtedness by $43.0 million, largely with proceeds from the asset dispositions described above, resulting in an increase in liquidity.

As of December 31, 2025, we had access to liquidity of $172.9 million, consisting of $9.3 million in cash and $163.6 million in undrawn availability under our credit facilities with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”), Metropolitan Life Insurance Company (“MetLife”), and Rutledge Investment Company (“Rutledge”) compared to cash of $78.4 million and $167.4 million in undrawn availability under our credit facilities as of December 31, 2024. For more information on our deleveraging efforts and liquidity please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

Exchange of Properties for Series A Preferred Units

On December 11, 2025, we disposed of 23 properties located in the Corn Belt region in exchange for the redemption and cancellation of 31,000 Series A preferred units with a liquidation preference of $1,000 each. The aggregate gain on the disposition of the 23 properties was $10.5 million.

Disposition of Murray Wise Associates, LLC

On November 15, 2025, we sold Murray Wise Associates, LLC, our auction, brokerage and third-party management business, and its subsidiaries, to Peoples Company of Indianola for aggregate consideration of $5.3 million, including $3.3 million in seller financing. We recognized an aggregate gain on sale of $1.0 million.

Redemption of Common Units and Remaining Series A Preferred Units

On January 20, 2026, we issued 450,000 shares of common stock upon redemption of 450,000 Common units that had been tendered for redemption. On February 6, 2026, we redeemed all of the 68,000 Series A preferred units that then remained outstanding for $68.0 million plus accrued distributions for an aggregate of $68.2 million in cash (see “Note 9—Stockholders’ Equity and Non-controlling Interests” and “Note 12—Subsequent Events” for additional discussion regarding Class A Common units and Series A preferred units).

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

Farmland Supply

According to the World Bank Group, arable land per capita has decreased by approximately 50% from 1961 to 2023, which decrease has been exacerbated by international conflicts, such as the ongoing war in Ukraine. Typically, additions to cropland are in areas of marginal productivity, while cropland loss, driven by urban development, tends to affect primarily highly productive areas. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of arable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, and improvements in soil health, chemical nutrients and pest control. On the other hand, we expect the shortage of water in many irrigated growing regions in the United States and around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity on those acres.

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

We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators choose to rent additional acres of farmland when it becomes available in order to allocate their fixed costs over additional acres. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-

lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geographic area, even when the farmer anticipates lower profits returns or even short-term losses.

Lease Expirations

Farm leases are generally one to three years in duration. As of December 31, 2025, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2026	20,001	27.9%	$6,115	31.9%
2027	22,168	31.0%	7,590	39.7%
2028	8,883	12.4%	1,637	8.6%
2029	6,728	9.4%	239	1.2%
2030	—	—%	—	—%
Thereafter	13,830	19.3%	3,559	18.6%
	71,610	100.0%	$19,140	100.0%

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

Crop Prices

We believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value than short-term crop prices. Crop yield trends in corn and soybeans have been steadily increasing over the last thirty years. For instance, after yields for the 2024/2025 marketing year (September 2024 to August 2025) increased slightly for corn and held steady for soybeans compared to the previous year, the USDA projected that yields will increase slightly for the 2025/2026 marketing year (September 2025 to August 2026). Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent significantly simplifies the administrative requirements for the landlord and the tenant, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it directly operates.

Crop prices are affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases can create a significant risk of price volatility. Changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts, such as the war in Ukraine and other geopolitical tensions, or civil unrest also impact crop prices.

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

High levels of inflation prompted the Board of Governors of the United States Federal Reserve (the “Federal Reserve”) to increase the federal funds rate eleven times between March 2022 and July 2023, which led to a significant increase in market short- and long-term interest rates beginning in early 2022. This increase in rates significantly increased the cost of our floating rate debt and also significantly increased the cost of certain of our MetLife debt with interest rates that have been reset since the beginning of 2022. The Federal Reserve lowered the federal funds rate in September, November and December 2024 and in September, October and December 2025. We anticipate future rate cuts, if any, will have a favorable impact on the cost of debt for the Company moving forward. However, interest rates remain high relative to the recent past, and the Federal Reserve’s plans are subject to numerous uncertainties.

As of December 31, 2025, $67.8 million of our outstanding indebtedness was subject to interest rates that reset before maturity (excluding our floating rate debt), of which $26.2 million was subject to interest rates that will be reset in 2026.

As of December 31, 2025, the weighted average interest rate of the indebtedness subject to interest rate resets in 2026 was 5.64%.

At December 31, 2025, $4.9 million, or 3.0%, of our debt had variable interest rates, however, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, we have an interest rate swap with Rabobank for $4.9 million, which effectively reduces our floating rate exposure to $0.0 million.

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

International Trade

According to the USDA, approximately 10-20% of domestic corn production and 40-60% of domestic soybean production is exported. According to the USDA Outlook for Agricultural Trade, the top three export countries from the United States were China, Mexico, and Canada. Exports to China for fiscal year 2025 (October 2024 to September 2025) were $16.2 billion, down 37% from 2024. Exports to Canada were $28.2 billion, down 3% from 2024. Exports to Mexico were $30.4 billion, up 1% from 2024. The recent imposition by the United States of tariffs on imported goods from these trading partners may strain international trade relations and increase the risk that foreign governments will implement retaliatory tariffs on agricultural and other goods imported from the United States.

While the ongoing uncertainty around terms of international trade, including the impact of tariffs on the export of U.S. soybeans to China and the war in Ukraine and other geopolitical tensions, has introduced uncertainty around crop pricing and therefore farmer profitability, we believe that the significant role of U.S. crop production vis-a-vis global food demand will generally lead to only temporary dislocations in crop supply chains for the major commodity crops, and therefore farmland values will not be significantly impacted.

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

Impairment of Real Estate Assets

Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. Assumptions are primarily subject to property-specific characteristics, especially with respect to our intent and ability to hold the related asset. While these property-specific assumptions can have a significant impact on the undiscounted cash flows or estimated fair value of a particular asset, our evaluation of the reported carrying values of long-lived assets during the current year were not particularly sensitive to external or market assumptions. During the year ended December 31, 2025, the Company recorded impairment in connection with certain properties in the West Coast region that the Company concluded have experienced a loss of value due to crop and water dynamics that are not recoverable in the short- or medium-term. The assets were written down to their estimated fair value. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 measurements are defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement. These assets were valued based upon a market assessment of similar properties. As a result, the Company recognized $17.8 million and $0.2 million of impairment on real estate assets in the accompanying financial statements during the years ended December 31, 2025 and 2024, respectively.

Impairment of Goodwill and Intangible Assets with Indefinite Lives

Goodwill is not amortized, but rather tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. Assessing the fair value of a reporting unit involves a high degree of subjectivity. Significant assumptions include future cash flow, discount rates and future capital requirements. If the fair value of the reporting unit is less than its carrying value, an impairment expense is recognized. Intangible assets with indefinite lives are not amortized, but rather tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of the asset is below its carrying value. Assessing the fair value of the asset involves a high degree of subjectivity regarding the significant assumptions including future cash flow and the discount rate. In November 2025, the Company sold MWA, the Company’s auction, brokerage and third-party management business, and its subsidiaries. As a result of the sale, the Company no longer had goodwill or intangible assets as of December 31, 2025 and there were no impairments of goodwill or intangible assets during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded no impairment of goodwill and an impairment of intangible assets of $0.6 million. The impairment related to a decrease in the fair value of trade names to $1.2 million as of December 31, 2024. The Company utilized the relief from royalties method to determine the present value of cash flows and the through 2049 and the present value of residual cash flows, utilizing a discount rate of 8.7% and an average long-term revenue growth rate range of 0-3% per year. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 is defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement.

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

	For the years ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
OPERATING REVENUES:
Rental income	$35,929	$47,119	$(11,190)	(23.7)%
Crop sales	5,521	5,027	494	9.8%
Other revenue	10,728	6,080	4,648	76.4%
Total operating revenues	52,178	58,226	(6,048)	(10.4)%

OPERATING EXPENSES
Depreciation, depletion and amortization	4,168	5,588	(1,420)	(25.4)%
Property operating expenses	5,641	7,368	(1,727)	(23.4)%
Cost of goods sold	4,622	3,937	685	17.4%
Acquisition and due diligence costs	2	28	(26)	(92.9)%
General and administrative expenses	11,724	14,071	(2,347)	(16.7)%
Legal and accounting	2,928	1,654	1,274	77.0%
Impairment of assets	17,821	790	17,031	NM
Other operating expenses	39	103	(64)	(62.1)%
Total operating expenses	46,945	33,539	13,406	40.0%

OTHER (INCOME) EXPENSE:
Other (income)	(493)	(123)	(370)	300.8%
(Income) from equity method investment	(194)	(125)	(69)	55.2%
(Gain) on disposition of assets, net	(35,864)	(54,148)	18,284	(33.8)%
(Income) from forfeited deposits	—	(1,205)	1,205	NM
Interest expense	9,627	18,854	(9,227)	(48.9)%
Total other (income)	(26,924)	(36,747)	9,823	(26.7)%

Net income before income tax benefit	32,157	61,434	(29,277)	(47.7)%

Income tax benefit	(15)	(16)	1	(6.3)%

NET INCOME	$32,172	$61,450	$(29,278)	(47.6)%

NM = Not Meaningful

Our net income for the year ended December 31, 2025 was primarily affected by dispositions that occurred in 2024 and 2025, as well as higher crop sales, interest income, proceeds from a solar lease arrangement with a tenant, and lower general and administrative expense and interest expense, partially offset by lower income from forfeited deposits, higher cost of goods sold and impairment.

Rental income decreased $11.2 million, or 23.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, resulting primarily from dispositions that occurred in 2024 and 2025, partially offset by proceeds from a solar lease arrangement with a tenant and increased variable rent.

Crop sales increased $0.5 million, or 9.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily the result of accelerated revenue from walnuts due to the sale of a property and a higher volume of citrus sales on our directly operated properties.

Other revenue increased $4.6 million, or 76.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to increased interest income as a result of a higher average balance on loans under the FPI Loan Program and financing receivables.

Depreciation, depletion and amortization decreased $1.4 million, or 25.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was a result of asset dispositions in 2024 and 2025 and a lower cost basis on assets impaired during the year ended December 31, 2025.

Property operating expenses decreased $1.7 million, or 23.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, resulting primarily from lower tax, repairs and maintenance and insurance expenses, primarily due to dispositions that occurred in 2024 and 2025.

Cost of goods sold increased $0.7 million, or 17.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily the result of accelerated costs of walnuts due to the sale of a property as well as increased costs of sales related to tree pruning on our citrus and avocado properties.

Acquisition and due diligence costs were negligible during the year ended December 31, 2025 and remained relatively consistent compared to the year ended December 31, 2024.

General and administrative expenses decreased $2.3 million, or 16.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. General and administrative expense during the year ended December 31, 2024 included a one-time severance expense of $1.4 million and special bonuses of $2.3 million while 2025 included an increase in the allowance on loans under the FPI loan program totaling $1.9 million, partially offset by lower compensation and travel expense.

Legal and accounting expenses increased $1.3 million, or 77.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase includes expenses for ongoing litigation as well as a loss contingency for outstanding claims against the Company. The Company believes that the resolution of such matters will not have a material adverse effect on its financial position, liquidity or results of operation.

Impairment of assets was $17.8 million for the year ended December 31, 2025 compared to $0.8 million for the year ended December 31, 2024. Impairment during the year ended December 31, 2025 related to certain properties on the West Coast while impairment during the year ended December 31, 2024 was related to the write-down on the value of trade names associated with Murray Wise Associates, LLC and impairment of irrigation assets held for sale at year-end..

Other operating expenses remained relatively flat at $0.0 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Other income increased $0.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to higher average cash balances during the year ended December 31, 2025 that resulted in increased interest income.

Income from equity method investment remained relatively flat at $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Gain on disposition of assets, net decreased $18.3 million, or 33.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to the appreciation of farmland value on properties sold relative to book value during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Gain on forfeited earnest money decreased $1.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to the termination of a repurchase agreement and the retention of $1.2 million in earnest money payments that occurred during the year ended December 31, 2024.

Interest expense decreased $9.2 million, or 48.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was the result of lower outstanding debt attributable to significant debt repayments during the year ended December 31, 2025.

Income tax benefit was negligible during the year ended December 31, 2025 and remained relatively consistent compared to the year ended December 31, 2024.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

Despite cuts in the federal funds rate by the Federal Reserve in September, November and December 2024 and in September, October and December 2025, interest rates remain high relative to the recent past. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($163.6 million in availability as of December 31, 2025), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company. The Company also has an effective shelf-registration statement that it may use to issue equity or debt securities to raise capital from time to time.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. We have $68.3 million in debt maturities due within the next 12 months. Of the $68.3 million in debt maturities, $67.1 million is in the process of being refinanced.

During the year ended December 31, 2025, we repurchased 3,411,581 shares of our common stock at a weighted average price of $11.07 per share under our share repurchase program. As of December 31, 2025, we had authority to repurchase up to an aggregate of $17.9 million in additional shares of our common stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness refer to “– Recent Developments – Financing Activity” and Note 7 – Mortgage Notes, Line of Credit and Bonds Payable included in the financial statement section of this Annual Report on Form 10-K.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
(in thousands)	2025	2024
Net cash and cash equivalents provided by operating activities	$17,426	$16,142
Net cash and cash equivalents provided by investing activities	$63,397	$268,754
Net cash and cash equivalents (used in) financing activities	$(149,971)	$(211,944)

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

As of December 31, 2025, we had $9.3 million of cash and cash equivalents compared to $78.4 million at December 31, 2024.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities increased by $1.3 million primarily as a result of the following:

●	Receipt of $24.0 million in fixed rent, $11.3 million in variable rent and $2.3 million in tenant reimbursements for the year ended December 31, 2025 as compared to the receipt of $34.3 million in fixed rent, $10.1 million in variable rent, and $5.1 million in tenant reimbursements for the year ended December 31, 2024;
●	Depreciation, depletion and amortization of $4.2 million for the year ended December 31, 2025 compared to $5.6 million for the year ended December 31, 2024;
●	Amortization of net origination fees related to notes receivable during the year ended December 31, 2025 of $2.5 million as compared to $0.3 million during the year ended December 31, 2024;
●	(Gain) loss on disposition of assets, net of $(35.9) million for the year ended December 31, 2025 compared to $(54.1) million for the year ended December 31, 2024;
●	Income from forfeited deposits during the year ended December 31, 2025 of $0.0 million as compared to $1.2 million during the year ended December 31, 2024;
●	Losses on modification and extinguishment of debt during the year ended December 31, 2025 of $0.1 million as compared to $0.9 million during the year ended December 31, 2024;
●	A change in accounts receivable of $(0.1) million for the year ended December 31, 2025 compared to $1.8 million for the year ended December 31, 2024;
●	A change in other assets of $0.3 million for the year ended December 31, 2025 compared to $1.2 million for the year ended December 31, 2024;
●	A change in inventory of $0.3 million for the year ended December 31, 2025 compared to $(0.3) million for the year ended December 31, 2024;
●	A change in accrued interest of $(0.9) million for the year ended December 31, 2025 compared to $(2.0) million for the year ended December 31, 2024;
●	A change in accrued expenses of $(1.8) million for the year ended December 31, 2025 compared to $(0.6) million for the year ended December 31, 2024; and
●	A change in accrued property taxes of $0.0 million for the year ended December 31, 2025 compared to $(0.7) million for the year ended December 31, 2024.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by investing activities decreased by $205.4 million primarily as a result of the following:

●	Property acquisitions during the year ended December 31, 2025 of $7.3 million as compared to $17.9 million during the year ended December 31, 2024;
●	Proceeds from disposition of assets during the year ended December 31, 2025 of $95.5 million as compared to $312.0 million during the year ended December 31, 2024;
●	A decrease of $1.0 million in real estate improvements during the year ended December 31, 2025 as compared to the year ended December 31, 2024;
●	Collections on notes receivable under the FPI Loan Program of $6.0 million during the year ended December 31, 2025 as compared to $11.8 million during the year ended December 31, 2024; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $30.3 million during the year ended December 31, 2025 as compared to $35.8 million during the year ended December 31, 2024.

Cash Flows from Financing Activities

Net cash and cash equivalents (used in) financing activities decreased by $62.0 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the year ended December 31, 2025 of $31.5 million as compared to $81.0 million during the year ended December 31, 2024;
●	Repayments on mortgage notes payable during the year ended December 31, 2025 of $74.5 million as compared to $239.5 million during the year ended December 31, 2024;
●	Common stock repurchases during the year ended December 31, 2025 of $37.8 million as compared to $27.5 million during the year ended December 31, 2024;
●	Distributions to non-controlling interests in operating partnership, common during the year ended December 31, 2025 of $1.7 million as compared to $0.6 million during the year ended December 31, 2024; and
●	Dividends on common stock during the year ended December 31, 2025 of $63.7 million as compared to $21.6 million during the year ended December 31, 2024.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. The Company incurred an immaterial amount of acquisition and due diligence costs during the years ended December 31, 2025 and 2024. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which are convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

●	Severance expense. During the year ended December 31, 2024, the Company incurred a one-time severance expense of approximately $1.4 million in connection with the previously announced departure of the Company’s former Chief Financial Officer and Treasurer as part of the Company’s cost-cutting initiative. The Company incurred no severance expense during the year ended December 31, 2025. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands except per share amounts)	2025	2024
Net income	$32,172	$61,450
(Gain) on disposition of assets, net	(35,864)	(54,148)
Depreciation, depletion and amortization	4,168	5,588
Impairment of assets	17,821	790
FFO (1)	$18,297	$13,680

Stock-based compensation	2,156	1,963
Real estate related acquisition and due diligence costs	2	28
Distributions on Series A Preferred Units	(2,583)	(2,970)
Severance expense	—	1,373
AFFO (1)	$17,872	$14,074

AFFO per diluted weighted average share data:

AFFO weighted average common shares	45,537	49,127

Net income available to common stockholders of Farmland Partners Inc.	$0.65	$1.19
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.06	0.07
Depreciation, depletion and amortization	0.09	0.11
Impairment of assets	0.39	0.02
Stock-based compensation	0.05	0.04
(Gain) on disposition of assets, net	(0.79)	(1.10)
Distributions on Series A Preferred Units	(0.06)	(0.07)
Severance expense	0.00	0.03
AFFO per diluted weighted average share (1)	$0.39	$0.29
(1)	The year ended December 31, 2025 included approximately $1.0 million of income as a result of a solar lease arrangement with a tenant. The year ended December 31, 2024 included approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands)	2025	2024
Basic weighted average shares outstanding	44,196	47,546
Weighted average OP units on an as-if-converted basis	953	1,203
Weighted average time-based unvested restricted stock	325	346
Weighted average performance-based unvested restricted stock	63	32
AFFO weighted average common shares	45,537	49,127

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the years ended December 31,
(in thousands)	2025	2024
Net income	$32,172	$61,450
Interest expense	9,627	18,854
Income tax benefit	(15)	(16)
Depreciation, depletion and amortization	4,168	5,588
Impairment of assets	17,821	790
(Gain) on disposition of assets, net	(35,864)	(54,148)
EBITDAre (1)	$27,909	$32,518

Stock-based compensation	2,156	1,963
Real estate related acquisition and due diligence costs	2	28
Severance expense	—	1,373
Adjusted EBITDAre (1)	$30,067	$35,882
(1)	The year ended December 31, 2025 included approximately $1.0 million of income as a result of a solar lease arrangement with a tenant. The year ended December 31, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement.

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

At December 31, 2025, $4.9 million, or 3.0%, of our debt had variable interest rates. However, as stated in “Note 10—Hedge Accounting” to the accompanying consolidated financial statements, the Company has an interest rate swap with Rabobank for $4.9 million, which effectively reduces our floating rate exposure to $0.0 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On November 4, 2025, Ms. Jennifer Grafton, a director of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).  Ms. Grafton’s Rule 10b5-1 Trading Plan provides for the sale of up to 1,600 shares of common stock pursuant to one or more market orders on the later of (i) February 24, 2026 or (ii) two business days after the Company files this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

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

Item 11. Executive Compensation

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

Item 14. Principal Accountant Fees and Services

Information about aggregate fees billed to us by our principal accountant, Crowe LLP, Chicago, Illinois (PCAOB ID No. 173) will be incorporated by reference from the Company’s Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this report:

(1)	Financial Statements

Included herein at pages F-1 through F-38.

(2)	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-39 through F-42:

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

10.3

Amendment No. 2 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2017).

10.4

Amendment No. 3 to the Second Amended and Restated Partnership Agreement of Farmland Partners Operating Partnership, LP (Incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed November 12, 2019).

10.5	†	Farmland Partners Inc. Fourth Amended and Restated 2014 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on May 7, 2025).
10.6	†	Form of Restricted Stock Award Agreement for Executive Officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 9, 2018).
10.7	†	Form of Restricted Stock Award Agreement for Directors. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014).
10.8

Indemnification Agreement by and between Farmland Partners Inc. and each of its directors and officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 20, 2025).

10.9	†

Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Paul A. Pittman. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 13, 2019).

10.10	†

Amended and Restated Employment Agreement, dated December 13, 2018, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 13, 2019).

10.11	†

First Amendment to Amended and Restated Employment Agreement, dated October 9, 2021, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Luca Fabbri. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

10.12

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

10.13

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

10.15

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

10.17

Lease Agreement, dated November 17, 2017, by and between Arnold (CA) LLC and Olam Farming, Inc. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 15, 2019).

10.18

Master Real Estate Purchase Agreement, dated as of January 20, 2021, by and between Farmland Partners Operating Partnership, LP and each of the sellers set forth on Attachment A and Promised Land Opportunity Zone Farms I, LLC. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 19, 2021).

10.19

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

10.21

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

10.25

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

10.28

Guaranty Agreement, dated as of December 22, 2022, by and among Farmland Partners Inc. Farmer Mac Mortgage Securities Corporation and Federal Agricultural Mortgage Corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2022).

10.29	†

Letter Agreement, dated December 30, 2022, by and between Farmland Partners Inc., Farmland Partners Operating Partnership, LP, FPI Agribusiness, Inc. and Murray R. Wise. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2023).

10.30	†

Employment Agreement, dated as of July 26, 2022, by and among Farmland Partners Inc., Farmland Partners Operating Partnership, LP and Christine M. Garrison. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 20, 2025).

10.31

Change in Control Agreement, dated May 28, 2024, by and between Farmland Partners Inc. and Susan Landi. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2024).

10.32

First Amendment to Consolidation of Notes and Modification and Extension Agreement, dated June 18, 2024, by and between American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2024).

10.33

First Amendment to Amended, Restated and Consolidated Loan Agreement, dated June 18, 2024, by and between Farmland Partners Inc., Farmland Partners Operating Partnership, L.P., American Farmland Company L.P. and Rutledge Investment Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2024).

19.1		Farmland Partners Inc. Policy on Insider Information and Insider Trading. (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 20, 2025).
21.1	*	List of subsidiaries.
23.1	*	Consent of Crowe LLP.
23.2	*	Consent of Plante & Moran, PLLC.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1		Farmland Partners Inc. Compensation Recoupment Policy. (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed February 29, 2024).
101	*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FARMLAND PARTNERS INC.

Date: February 19, 2026	/s/ LUCA FABBRI
Luca Fabbri
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luca Fabbri	President and Chief Executive Officer (principal executive officer)	February 19, 2026
Luca Fabbri

/s/ Susan M. Landi	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 19, 2026
Susan M. Landi

/s/ Paul A. Pittman	Executive Chairman	February 19, 2026
Paul A. Pittman

/s/ John A. Good	Director	February 19, 2026
John A. Good

/s/ Jennifer S. Grafton	Director	February 19, 2026
Jennifer S. Grafton

/s/ Danny D. Moore	Director	February 19, 2026
Danny D. Moore

/s/ Bruce Sherrick	Director	February 19, 2026
Bruce Sherrick

Farmland Partners Inc.

FORM 10-K FOR THE YEAR ENDED

December 31, 2025

Note: All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Farmland Partners Inc.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Farmland Partners Inc. (the "Company") as of December 31, 2025, the related consolidated statements of operations, comprehensive income, equity, and cash flows, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate Assets for Certain Properties

During the year ended December 31, 2025, the Company recognized impairment of certain real estate assets of $17.8 million. As described in Note 1, Organization and Significant Accounting Policies, the Company evaluates its real estate assets for impairment indicators whenever events bring recoverability of the carrying value of one or more assets into question. If such events are present, the Company estimates the total undiscounted cash flows of the asset, including proceeds from disposition, and compares them to the net book value of the asset. If this evaluation indicates the carrying value is not recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the estimated fair value of the asset. During the year ended December 31, 2025, due to crop and water dynamics as discussed in Note 1, impairment indicators arose for certain real estate properties, and management performed an analysis to determine cost recoverability and measure the resulting impairment.

The principal considerations for our determination that auditing management’s evaluation of impairment of real estate assets for these properties is a critical audit matter are that there was a high degree of auditor judgment, subjectivity, and effort necessary to evaluate management's estimated cash flows of the affected properties, which is driven by estimated proceeds from disposition. Additionally, we utilized individuals with specialized skills and knowledge to evaluate external market data in connection with our procedures.

Our audit procedures related to this matter included the following:

●	We evaluated the Company's estimated proceeds from disposition included in its fair value measurements by comparing these amounts with relevant and reliable market data, which involved valuation professionals with specialized skills and knowledge in this area.
●	We performed sensitivity analyses over the estimated disposition proceeds used in management’s analyses, and evaluated whether the estimated proceeds were consistent with evidence obtained in other areas of the audit.
●	We recomputed the amount of impairment recognized.
●	For impaired properties that were subsequently sold, we compared management’s estimated proceeds with actual proceeds received.

/s/ Crowe LLP

We have served as the Company's auditor since 2025.

Los Angeles, California

February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Farmland Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Farmland Partners Inc. (the “Company”) as of December 31, 2024; the related consolidated statements of operations, comprehensive income, equity, and cash flows the year ended December 31, 2024; and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2018 through 2025.

Denver, Colorado

February 20, 2025

Farmland Partners Inc.

Consolidated Balance Sheets

(in thousands, except par value and share data)

	December 31,	December 31,
	2025	2024
ASSETS
Land, at cost	$565,002	$645,592
Grain facilities	7,476	7,714
Groundwater	8,858	11,033
Irrigation improvements	22,741	28,890
Drainage improvements	6,401	8,243
Permanent plantings	28,049	42,461
Other	3,334	3,983
Construction in progress	1,190	1,484
Real estate, at cost	643,051	749,400
Less accumulated depreciation	(26,783)	(31,557)
Total real estate, net	616,268	717,843
Cash and cash equivalents	9,293	78,441
Assets held for sale	—	61
Loans and financing receivables, net	80,232	55,305
Right of use asset, net	169	194
Accounts receivable, net	4,408	4,287
Derivative asset	141	498
Inventory	2,316	2,659
Equity method investments	4,245	4,101
Intangible assets, net	—	1,374
Goodwill	—	2,706
Prepaid and other assets	1,993	2,179
TOTAL ASSETS	$719,065	$869,648

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$160,842	$203,683
Lease liability	169	194
Dividends payable	11,483	57,253
Accrued interest	2,116	3,062
Accrued property taxes	1,411	1,650
Deferred revenue	1,243	1,153
Accrued expenses	3,831	6,096
Total liabilities	181,095	273,091

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	70,583	101,970

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 43,093,127 shares issued and outstanding at December 31, 2025, and 45,931,827 shares issued and outstanding at December 31, 2024	431	459
Additional paid in capital	520,899	551,994
Retained earnings	117,314	88,352
Cumulative dividends	(179,641)	(160,406)
Other comprehensive income	350	1,512
Non-controlling interests in operating partnership	8,034	12,676
Total equity	467,387	494,587

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$719,065	$869,648

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2025	2024
OPERATING REVENUES:
Rental income	$35,929	$47,119
Crop sales	5,521	5,027
Other revenue	10,728	6,080
Total operating revenues	52,178	58,226

OPERATING EXPENSES
Depreciation, depletion and amortization	4,168	5,588
Property operating expenses	5,641	7,368
Cost of goods sold	4,622	3,937
Acquisition and due diligence costs	2	28
General and administrative expenses	11,724	14,071
Legal and accounting	2,928	1,654
Impairment of assets	17,821	790
Other operating expenses	39	103
Total operating expenses	46,945	33,539

OTHER (INCOME) EXPENSE:
Other (income)	(493)	(123)
(Income) from equity method investment	(194)	(125)
(Gain) on disposition of assets, net	(35,864)	(54,148)
(Income) from forfeited deposits	—	(1,205)
Interest expense	9,627	18,854
Total other (income)	(26,924)	(36,747)

Net income before income tax benefit	32,157	61,434

Income tax benefit	(15)	(16)

NET INCOME	32,172	61,450

Net (income) attributable to non-controlling interests in operating partnership	(627)	(1,539)

Net income attributable to the Company	31,545	59,911

Dividend equivalent rights allocated to performance-based unvested restricted shares	(29)	(53)
Nonforfeitable distributions allocated to time-based unvested restricted shares	(136)	(460)
Distributions on Series A Preferred Units	(2,583)	(2,970)

Net income available to common stockholders of Farmland Partners Inc.	$28,797	$56,428

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.65	$1.19
Diluted net income available to common stockholders	$0.61	$1.06
Basic weighted average common shares outstanding	44,196	47,546
Diluted weighted average common shares outstanding	51,255	55,987
Dividends declared per common share - regular and special	$0.44	$1.39

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	December 31,
	2025	2024
Net income	$32,172	$61,450
Amortization of other comprehensive income	(814)	(114)
Net change associated with current period hedging activities	(348)	(1,065)
Comprehensive income	31,010	60,271
Comprehensive (income) attributable to non-controlling interests	(627)	(1,539)
Comprehensive income attributable to Farmland Partners Inc.	$30,383	$58,732

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Equity

(in thousands)

	Stockholders’ Equity						Non-controlling
	Common Stock					Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2023	48,003	$482	$577,237	$31,411	$(95,939)	$2,691	$12,958	$528,840
Net income	—	—	—	59,911	—	—	1,539	61,450
Issuance of stock	3	—	34	—	—	—	—	34
Grant of unvested restricted stock	183	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	(17)	—	(185)	—	—	—	—	(185)
Stock-based compensation	—	—	2,346	—	—	—	—	2,346
Dividends accrued and paid	—	—	—	(2,970)	(64,467)	—	(1,748)	(69,185)
Net change associated with current period hedging transactions and amortization of other comprehensive (loss)	—	—	—	—	—	(1,179)	—	(1,179)
Common stock repurchased and cancellation of shares	(2,240)	(23)	(27,511)	—	—	—	—	(27,534)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	73	—	—	—	(73)	—
Balance at December 31, 2024	45,932	$459	$551,994	$88,352	$(160,406)	$1,512	$12,676	$494,587
Net income	—	—	—	31,545	—	—	627	32,172
Grant of unvested restricted stock	146	2	—	—	—	—	—	2
Shares withheld for income taxes on vesting of equity-based compensation	(28)	—	(316)	—	—	—	—	(316)
Stock-based compensation	—	—	2,156	—	—	—	—	2,156
Dividends accrued and paid	—	—	—	(2,583)	(19,235)	—	(409)	(22,227)
Conversion of common units to shares of common stock	454	4	7,645	—	—	—	(7,650)	(1)
Net change associated with current period hedging transactions	—	—	—	—	—	(1,162)	—	(1,162)
Common stock repurchased and cancellation of shares	(3,411)	(34)	(37,790)	—	—	—	—	(37,824)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(2,790)	—	—	—	2,790	—
Balance at December 31, 2025	43,093	$431	$520,899	$117,314	$(179,641)	$350	$8,034	$467,387

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,172	$61,450
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	4,168	5,588
Amortization of deferred financing fees and discounts/premiums on debt	409	684
Amortization of net origination fees related to notes receivable	(2,522)	(341)
Stock-based compensation	2,156	2,346
(Gain) on disposition of assets, net	(35,864)	(54,148)
(Income) from forfeited deposits	—	(1,205)
(Income) from equity method investment	(194)	(125)
Current and expected credit losses	1,877	113
Impairment of assets	17,821	790
Amortization of dedesignated interest rate swap	(814)	(114)
Losses on modification and extinguishment of debt	70	891
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(121)	1,844
(Increase) Decrease in interest receivable	52	(68)
(Increase) Decrease in other assets	295	1,205
(Increase) Decrease in inventory	343	(324)
Increase (Decrease) in accrued interest	(947)	(1,982)
Increase (Decrease) in accrued expenses	(1,797)	(561)
Increase (Decrease) in deferred revenue	303	759
Increase (Decrease) in accrued property taxes	19	(660)
Net cash and cash equivalents provided by operating activities	17,426	16,142

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	(7,301)	(17,890)
Real estate and other improvements	(544)	(1,501)
Distributions from equity method investees	50	161
Collections of principal on loans	5,976	11,835
Issuances of loans and financing receivables	(30,309)	(35,823)
Proceeds from disposition of assets	95,525	311,972
Net cash and cash equivalents provided by investing activities	63,397	268,754

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	31,501	81,001
Repayments on mortgage notes payable	(74,483)	(239,522)
Issuance of stock	—	34
Common stock repurchased	(37,824)	(27,534)
Payment of debt issuance costs	(338)	(155)
Payment of swap fees	(126)	(366)
Dividends on common stock	(63,744)	(21,630)
Shares withheld for income taxes on vesting of equity-based compensation	(316)	(185)
Distributions on Series A preferred units	(2,970)	(2,970)
Distributions to non-controlling interests in operating partnership, common	(1,671)	(617)
Net cash and cash equivalents (used in) financing activities	(149,971)	(211,944)

Net increase (decrease) in cash and cash equivalents	(69,148)	72,952
Cash and cash equivalents, beginning of period	78,441	5,489
Cash and cash equivalents, end of period	$9,293	$78,441

Cash paid during period for interest	$10,863	$20,958
Cash paid during period for taxes	$—	$—

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the Years Ended
	December 31,
	2025	2024
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$11,288	$55,797
Dividend payable, common units	$195	$1,456
Distributions payable, Series A preferred units	$2,583	$2,970
Additions to real estate improvements included in accrued expenses	$23	$253
Origination fees included in notes receivable	$2,941	$2,595
Swap fees payable included in accrued interest	$146	$75
Series A exchange for land	$31,000	$—
Prepaid property tax liability acquired in acquisitions	$8	$34
Right-of-use assets obtained in exchange for new operating lease liabilities	$308	$13
Conversion of common units to shares of common stock	$7,649	$—

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of December 31, 2025, FPI owned a 98.1% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As the sole member of the sole general partner with control of the Operating Partnership, FPI is the primary beneficiary and therefore consolidates the Operating Partnership in accordance with accounting standards for consolidation of variable interest entities. As of December 31, 2025, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 11 properties (see “Note 1—Organization and Significant Accounting Policies—Equity Method Investments”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2025, the Company owned a portfolio of approximately 71,600 acres of farmland, which is consolidated in these financial statements. In addition, as of December 31, 2025, the company owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming and provide volume purchasing services to our tenants through the TRS. As of December 31, 2025, the TRS performed direct farming operations on 1,845 acres of farmland owned by the Company located in California.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates for a variety of reasons, including, without limitation, the impacts of public health crises, the war in Ukraine and other geopolitical tensions, substantially higher prices for oil and gas, tariffs or other changes in trade policy and substantially increased interest rates, and their effects on the domestic and global economies. We are unable to quantify the ultimate impact of these factors on our business.

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

Upon acquisition of real estate, the Company allocates the purchase price of the real estate based upon the fair value of the assets and liabilities acquired, which historically have consisted of land, drainage improvements, irrigation improvements, groundwater, permanent plantings (trees, bushes, shrubs, vines and perennial crops) and grain facilities, and may also consist of intangible assets, including in-place leases, above market and below market leases, and tenant relationships. The Company allocates the purchase price to the fair value of the tangible assets by valuing the land as if it were unimproved. The Company values improvements, including permanent plantings and grain facilities, at replacement cost, adjusted for depreciation. Residual value risk represents the risk that the estimated residual value of leased assets, as determined at lease inception for the Company’s operating leases and finance leases, may not be recoverable upon return of the leased assets to the Company. Management believes this risk is minimal, as a significant portion of the Company’s leased assets consists of land, which has historically appreciated in value.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The Company capitalizes acquisition costs and due diligence costs if the asset is expected to qualify as an asset acquisition. If the asset acquisition is abandoned, the capitalized asset acquisition costs are expensed to acquisition and due diligence costs in the period of abandonment. Costs associated with a business combination are expensed to acquisition and due diligence costs as incurred. During the years ended December 31, 2025 and 2024, the Company incurred an immaterial amount of costs related to acquisition and due diligence.

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

Disposition of Subsidiary

In November 2025, the Company sold Murray Wise Associates, LLC (“MWA”), the Company’s auction, brokerage and third-party management business, and its subsidiaries, to Peoples Company of Indianola for aggregate consideration of $5.3 million, including $3.3 million in seller financing. The Company recognized an aggregate gain on sale of $1.0 million.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($163.6 million as of December 31, 2025), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets and demonstrated ability to readily sell assets if necessary to fund any immediate liquidity needs. As of December 31, 2025, the Company had $160.8 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $616.3 million.

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

Impairment of Real Estate Assets

The Company evaluates its tangible and identifiable intangible real estate assets for impairment indicators whenever events such as declines in a property’s operating performance, deteriorating market conditions or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. If such events are present, the Company projects the total undiscounted cash flows of the asset, including proceeds from disposition, and compares them to the net book value of the asset. If this evaluation indicates that the carrying value may not be recoverable, an impairment loss is recorded in earnings equal to the amount by which the carrying value exceeds the estimated fair value of the asset. During the year ended December 31, 2025, the Company recorded impairment in connection with certain properties in the West Coast region that the Company concluded have experienced a loss of value due to crop and water dynamics that are not recoverable in the short- or medium-term. The assets were written down to their estimated fair value based upon a market assessment of similar properties, which included sold comps ranging from $8,400-$72,000 per acre. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 measurements are defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement. As a result, the Company recognized $17.8 million and $0.2 million of impairment on real estate assets in the accompanying financial statements during the years ended December 31, 2025 and 2024, respectively.

Cash and Cash Equivalents

The Company’s cash and cash equivalents at December 31, 2025 and 2024 was held in the custody of two and five financial institutions, respectively, and the Company’s balance at any given financial institution may at times exceed federally insurable limits. We consider highly liquid investments purchased with an original maturity of three months or less, such as money market funds, to be cash equivalents. The Company monitors balances with individual financial institutions to mitigate risks relating to balances exceeding such limits.

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

Loans and Financing Receivables

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs, prepaid interest and accrued interest through the reporting date, less any allowance for losses and unearned borrower paid points. As of

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2025 and 2024, the Company has two types of loans and financing receivables: loans under the Company’s loan program (the “FPI Loan Program”) and sale-leaseback transactions accounted for as financing receivables.

Loans under the FPI Loan Program: The Company offers a loan program pursuant to which the Company makes loans to landowners with whom we have established relationships and third-party farmers (both tenant and non-tenant) to provide financing for business operations, property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and non-farming business needs. As of each of December 31, 2025 and 2024, the Company had nine and six, respectively, notes outstanding under the FPI Loan Program and has designated each of the notes receivable as loans. For loans under the FPI Loan Program, a loan is placed on non-accrual status when management determines, after considering economic and business conditions and collection efforts, that the loan is impaired or collection of interest is doubtful. The accrual of interest on the instrument ceases when there is concern that principal or interest due according to the note agreement will not be collected. Any payment received on such non-accrual loans are recorded as interest income when the payment is received. The loan is reclassified as accrual-basis once interest and principal payments become current. The Company periodically reviews the value of the underlying collateral of farm real estate for the loan receivable and evaluates whether the value of the collateral continues to provide adequate security for the loan. Any uncollectible interest previously accrued is also charged off. As of December 31, 2025 and 2024, we believed the value of the underlying collateral for each of the loans to be sufficient and in excess of the respective outstanding principal and accrued interest and no loans are currently on non-accrual status.

Sale-leaseback Transactions Accounted for as Financing Arrangements: In accordance with ASC 842, for transactions in which the Company enters into a contract to acquire an asset and lease it back to the seller, the Company is required to separately assess the lease classification apart from the other assets. If the lease classification is a sales-type lease, the Company does not recognize the underlying assets but instead recognizes financial assets in accordance with ASC 310 “Receivables.” Accordingly, these transactions are accounted for as financing receivables and are included in loans and financing receivables, net on the accompanying consolidated balance sheets, net of allowance for credit losses.

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

Deferred Offering Costs

Deferred offering costs include incremental direct costs related to regulatory, legal, accounting and professional service costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred $0.0 million and less than $0.1 million in offering costs during the years ended December 31, 2025 and 2024, respectively. As of each of December 31, 2025 and 2024, the Company had $0.0 million in deferred offering costs associated with proposed or completed offerings of securities, net of amortization, remaining on the balance sheet.

Assets Held for Sale

The Company determines whether certain assets meet the criteria of assets held for sale in accordance with ASC Topic 360, “Property, Plant, and Equipment.” These assets are measured at the lower of (i) the carrying value and (ii) the fair value of the assets, less costs to sell. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement. Effective with the designation of the assets as held for sale, the Company suspends recording depreciation of the assets, resulting in a decrease in depreciation during the period. As of December 31, 2025 and 2024, the Company had $0.0 million and less than $0.1 million, respectively, classified as held for sale within the accompanying consolidated balance sheets.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount that it estimates is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the Company’s customers’ financial condition. The Company creates an allowance for accounts receivable when it becomes apparent, based upon age or customer circumstances, that an amount may not be collectible, such that all current expected losses are sufficiently reserved for at each reporting period. The Company considered its current expectations of future economic conditions when estimating its allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of each of December 31, 2025 and 2024. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

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

General inventory, such as fertilizer, seeds and pesticides, is valued at the lower of cost or net realizable value.

As of December 31, 2025 and 2024, inventory consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Harvested crop	$83	$414
Growing crop	2,233	2,245
	$2,316	$2,659

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future cash flows, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. During the years ended December 31, 2025 and 2024, the Company did not incur any impairment charges related to goodwill.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Trade names and trademarks have an indefinite life and, therefore, are not subject to amortization, but rather are tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value is below its carrying value. During the years ended December 31, 2025 and 2024, the Company recorded impairment of $0.0 million and $0.6 million, respectively, on intangible assets. Customer relationships are subject to amortization and are amortized over a period of 10 to 12 years. During the years ended December 31, 2025 and 2024, the Company recorded amortization of customer relationships of less than $0.1 million for each period.

In November 2025, the Company sold MWA, the Company’s auction, brokerage and third-party management business, and its subsidiaries. As a result of the sale, the Company no longer had goodwill or intangible assets as of December 31, 2025.

Income Taxes

As a REIT, the Company is permitted to deduct dividends, for income tax purposes, paid to its stockholders, thereby eliminating the U.S. federal taxation of income represented by such distributions at the Company level, provided certain requirements are met. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including, for periods prior to 2023, any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company recorded income tax benefit totaling less than $0.1 million and less than $(0.1) million, respectively, for the years ended December 31, 2025 and 2024.

The Operating Partnership leases certain of its farms to the TRS, which is subject to federal and state income taxes. The TRS accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective income tax basis and for operating loss, capital loss and tax credit carryforwards based on enacted income tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not they will be realized on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. There was $(0.4) million in taxable income (loss) from the TRS for each of the years ended December 31, 2025 and 2024.

The Company performs an annual review for any uncertain tax positions and, if necessary, will record future tax consequences of uncertain tax positions in the financial statements. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which when examined by taxing authorities is more-likely-than-not to be sustained on review and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. At December 31, 2025, the Company did not identify any uncertain tax positions. The Company did not identify any uncertain tax positions related to the 2024 open tax year.

When the Company acquires a property in a business combination, the Company evaluates such acquisition for any related deferred tax assets or liabilities and determines if a deferred tax asset or liability should be recorded in conjunction with the purchase price allocation. If a built-in gain is acquired, the Company evaluates the required holding period (generally 5 years) and determines if it has

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

the ability and intent to hold the underlying assets for the necessary holding period. If the Company has the ability to hold the underlying assets for the required holding period, no deferred tax liability is recorded with respect to the built-in gain. The Company determined that no deferred tax asset or liability should be recorded as a result of any acquisitions that it undertook during the years ended December 31, 2025 and 2024.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

performance. Accordingly, the Company has identified a single operating segment which is the entire entity for reporting purposes in accordance with GAAP and no aggregation of segments is required.

The CODMs assess performance and make decisions regarding the allocation of resources on a consolidated basis using Adjusted Funds from Operations (“AFFO”) and AFFO per share. The CODMs use AFFO and AFFO per share to monitor budget versus actual results and evaluate performance of the segment in deciding whether to repay indebtedness, repurchase shares, fund and maintain our assets and operations, acquire new properties that we believe are accretive to long-term value creation, make distributions to our stockholders and unitholders, and fund other general business needs.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below:

	For the years ended December 31,
(in thousands except per share amounts)	2025	2024
Net income	$32,172	$61,450
(Gain) on disposition of assets, net	(35,864)	(54,148)
Depreciation, depletion and amortization	4,168	5,588
Impairment of assets	17,821	790
FFO (1)	$18,297	$13,680

Stock-based compensation	2,156	1,963
Real estate related acquisition and due diligence costs	2	28
Distributions on Series A Preferred Units	(2,583)	(2,970)
Severance expense	—	1,373
AFFO (1)	$17,872	$14,074

AFFO per diluted weighted average share data:

AFFO weighted average common shares	45,537	49,127

Net income available to common stockholders of Farmland Partners Inc.	$0.65	$1.19
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.06	0.07
Depreciation, depletion and amortization	0.09	0.11
Impairment of assets	0.39	0.02
Stock-based compensation	0.05	0.04
(Gain) on disposition of assets, net	(0.79)	(1.10)
Distributions on Series A Preferred Units	(0.06)	(0.07)
Severance expense	0.00	0.03
AFFO per diluted weighted average share (1)	$0.39	$0.29
(1) The year ended December 31, 2025 included approximately $1.0 million of income as a result of a solar lease arrangement with a tenant. The year ended December 31, 2024 includes approximately $1.2 million of income from forfeited deposits due to the termination of a repurchase agreement.

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

Stock Based Compensation

From time to time, the Company may award non-vested shares under the Company’s Fourth Amended and Restated 2014 Equity Incentive Plan (the “Plan”) as compensation to officers, employees, non-employee directors and non-employee consultants (see “Note 9—Stockholders’ Equity and Non-controlling Interests”). The shares issued to officers, employees, and non-employee directors vest over a period of time as determined by our Board of Directors at the date of grant. The Company recognizes compensation expense for non-vested shares granted to officers, employees and directors on a straight-line basis over the requisite service period based upon the fair value of the shares on the date of grant, as adjusted for forfeitures. The Company recognizes expense related to non-vested shares granted to non-employee consultants over the period that services are received.

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

Note 2—Revenue Recognition

Fixed Rent: The majority of the Company’s leases provide for rent payments on an entirely or partially fixed basis. For the majority of its fixed farm rent leases, the Company receives at least 50% of the annual lease payment from tenants before crops are planted,

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

generally during the first quarter of the year, with the remaining 50% of the lease payment due in the second half of the year generally after the crops are harvested. Rental income is recorded on a straight-line basis over the lease term. Certain of the Company’s leases provide for tenants to reimburse the Company for property taxes and other expenses. These tenant reimbursements and rent payments are treated as a single lease component because the timing and pattern of revenue recognition is the same. This means that rental income is equal in all periods of the lease, calculated by adding all expected lease payments (including increases within the lease) and dividing by the number of periods, despite the cash rents being received in lump sums at the specific times as described above. The lease term generally considers periods when a tenant: (1) may not terminate its lease obligation early; (2) may terminate its lease obligation early in exchange for a fee or penalty that the Company considers material enough such that termination would not be probable; (3) possesses renewal rights and the tenant’s failure to exercise such rights imposes a penalty on the tenant material enough such that renewal appears reasonably certain; or (4) possesses bargain renewal options for such periods. Payments received in advance are included in deferred revenue until they are earned.

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

The following table presents rental income that is disaggregated by revenue source for the years ended December 31, 2025 and 2024:

	For the years ended
	December 31,
(in thousands)	2025	2024
Fixed Farm Rent	$19,458	$32,236
Solar, Wind and Recreation Rent	2,747	2,617
Tenant Reimbursements	2,343	2,714
Variable Rent	11,381	9,552
	$35,929	$47,119

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of each of December 31, 2025 and 2024, the Company had $1.2 million in deferred revenue.

The majority of the Company’s revenue is derived from rental income. The Company elected an accounting policy to account for both its lease and non-lease components (specifically, tenant reimbursements) as a single lease component under ASC 842, Lease Accounting.

The following sets forth a summary of rental income recognized during the years ended December 31, 2025 and 2024:

	Rental income recognized
	For the years ended
	December 31,
(in thousands)	2025	2024
Leases in effect at the beginning of the year	$33,746	$40,978
Leases entered into during the year	2,183	6,141
	$35,929	$47,119

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of December 31, 2025, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for each of the next five years and thereafter as of December 31, 2025 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2026	$19,626
2027	12,186
2028	4,260
2029	3,758
2030	3,559
Thereafter	37,534
$80,923

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized for the years ended December 31, 2025 and 2024 were $5.5 million and $5.0 million, respectively. The cost of harvested crops sold was $4.6 million and $3.9 million for the years ended December 31, 2025 and 2024, respectively. Harvested crops are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. In November 2025, we sold MWA to a third party, and therefore no longer provide auction, brokerage and property management services. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generated auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders signed a purchase agreement immediately following the auction. Auction fee revenue was recognized upon completion of the auction. The Company generated real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees was recognized upon completion of the transaction. Property management revenue was recognized over the term of the contract as services were being provided. The Company collected property management fees in advance of the commencement of property management activities on behalf of third parties and included them in deferred revenue until they were earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2025 and 2024.

The following table presents other revenue that is disaggregated by revenue source for the years ended December 31, 2025 and 2024:

	For the years ended
	December 31,
(in thousands)	2025	2024
Auction and brokerage fees	$332	$1,382
Crop insurance proceeds	583	821
Property management income	793	1,009
Interest income	5,943	2,315
Amortization of points income	2,522	341
Other	555	212
	$10,728	$6,080

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 3—Concentration Risk

Credit Risk

For the years ended December 31, 2025 and 2024, the Company had certain tenant concentrations as presented in the table below. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance and the Company’s ability to continue operations. The following is a summary of our significant tenants:

	Rental income recognized		Approximate % of rental income
	For the years ended December 31,		For the years ended December 31,
($ in thousands)	2025	2024	2025	2024
Tenant A (1)	$11,985	$10,309	33.4%	21.9%
Tenant B	$3,672	N/A	10.2%	N/A
(1)	The Company has numerous permanent crop leases with a major farming entity located in California.

N/A = Revenue not 10% or greater of rental income for the period noted above

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of December 31, 2025 and 2024, and the fixed and variable rent recorded by the Company for the years then ended by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the years ended
	As of December 31,		December 31,
Location of Farm (2)	2025	2024	2025	2024
Corn Belt	51.1%	45.2%	45.8%	40.3%
Delta and South	10.5%	9.6%	2.4%	8.4%
High Plains	10.3%	22.3%	5.3%	6.0%
Southeast	14.2%	10.9%	2.3%	15.7%
West Coast	13.9%	12.0%	44.2%	29.6%
	100.0%	100.0%	100.0%	100.0%
(1)	Due to regional disparities in the use of leases with variable rent and seasonal variations in the recognition of variable rent revenue, regional comparisons by rental income are more relevant for full years than quarters or partial years.
(2)	Corn Belt includes farms located in Illinois, Indiana, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas and Louisiana. High Plains includes farms located in Colorado and Texas. Southeast includes farms located in South Carolina and West Virginia. West Coast includes farms located in California.

Note 4—Related Party Transactions

The Company did not have any related party transactions during the years ended December 31, 2025 and 2024.

Note 5—Real Estate

During the year ended December 31, 2025, the Company completed acquisitions of six properties in the Corn Belt region. Aggregate cash consideration for these acquisitions totaled $7.3 million. No intangible assets were acquired through these acquisitions.

During the year ended December 31, 2024, the Company completed acquisitions consisting of four properties in the Corn Belt and Delta and South regions. Aggregate cash consideration for these acquisitions totaled $17.9 million. No intangible assets were acquired through these acquisitions.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2025, the Company completed dispositions of 60 properties in the Corn Belt, Delta and South, High Plains and West Coast regions. The Company received $90.2 million in aggregate consideration, including $2.1 million in seller financing, and recognized an aggregate net gain on sale of $34.9 million. Of the 60 property dispositions, the Company exchanged 23 properties for the redemption and cancellation of 31,000 Series A preferred units (see “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion). In addition, in November 2025, the Company sold MWA, the Company’s auction, brokerage and third-party management business, and its subsidiaries (see “Note 1—Organization and Significant Accounting Policies— Disposition of Subsidiary”).

During the year ended December 31, 2024, the Company completed dispositions consisting of 54 properties in the Corn Belt, Delta and South, High Plains and Southeast regions. The Company received $312.0 million in aggregate consideration, and recognized an aggregate net gain on sale of $54.1 million. This gain includes $2.1 million in connection with dispositions of certain properties with seller financing sold in 2023, for which the gain was deferred until the Company collected the seller financing in 2024. On October 16, 2024, 46 of the 54 properties disposed of during the year, comprising 41,554 acres, were sold to Farmland Reserve, Inc., a Utah nonprofit corporation and an unrelated party, for total consideration of $289.0 million. The carrying amounts of the major classes of assets included in the disposal group as of the disposal date were as follows:

October 16,
($ in thousands)	2024
Land, at cost	$223,963
Grain facilities	4,654
Irrigation improvements	11,836
Drainage improvements	2,072
Other	693
Construction in progress	18
Real estate, at cost	243,236
Less accumulated depreciation	(5,016)
Total real estate, net	238,220

The Company recognized a gain of $49.0 million on the sale of the portfolio, which is presented in (Gain) on disposition of assets, net in the Company’s Consolidated Statement of Operations. It is included within continuing operations in accordance with ASC 360-10-45-5. The net income before income tax benefit attributable to the disposed portfolio for the years ended December 31, 2024 (through the date of sale) was $8.5 million. The net income attributable to the Company (after non-controlling interests) for the years ended December 31, 2024 (through the date of sale) was $8.3 million.

Note 6—Loans and Financing Receivables

The Company offers a loan program pursuant to which the Company makes loans to landowners with whom we have established relationships and third-party farmers (both tenant and non-tenant) to provide financing for business operations, property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and non-farming business needs. The Company seeks to make loans that are collateralized by farm real estate or growing crops and in principal amounts of $1.0 million or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations and access to other forms of capital, as permitted.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

the definition of a sales type-lease and is accounted for as a financing arrangement. The lease matures on December 31, 2029. The discount rate used for the transaction was 10.0%.

On December 5, 2025 the Company acquired a property in Virginia in a sale leaseback transaction. The transaction meets the definition of a sales type-lease and is accounted for as a financing arrangement under ASC 310, Receivables, as a result of a repurchase obligation. The lease matures in April 2026. The discount rate used for the transaction was 12.0%.

As of December 31, 2025 and 2024, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	December 31, 2025	December 31, 2024	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal & interest due at maturity	$—	$207	12/7/2028
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,842	1,842	3/4/2026
Mortgage Note (3)	Principal due at maturity & interest due quarterly	1,800	1,800	11/17/2028
Mortgage Note (4)	Principal due at maturity & interest due monthly	—	500	7/31/2025
Mortgage Note (5)	Principal due at maturity & interest due monthly	21,121	22,000	9/30/2026
Mortgage Note (5)	Principal due at maturity & interest due monthly	5,402	6,380	9/30/2026
Mortgage Note (5)	Principal due at maturity & interest due monthly	4,000	—	9/30/2026
Mortgage Note (6)	Principal due at maturity & interest due monthly	2,100	—	6/15/2026
Mortgage Note (7)	Principal due at maturity & interest due quarterly	2,716	—	4/1/2027
Mortgage Note (8)	Principal due at maturity & interest due monthly	3,250	—	11/15/2030
Mortgage Note (5)	Principal & interest due at maturity	2,350	—	9/30/2026
Total outstanding principal		44,581	32,729
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (9)	Monthly payments in accordance with lease agreement	6,397	5,947	11/17/2037
Financing Receivable, net (9)	Monthly payments in accordance with lease agreement	4,496	4,497	11/17/2037
Financing Receivable, net (9)	Monthly payments in accordance with lease agreement	3,567	3,565	11/17/2037
Financing Receivable, net (9)	Monthly payments in accordance with lease agreement	3,224	3,231	11/17/2037
Financing Receivable, net (10)	Monthly payments in accordance with lease agreement	7,411	7,826	12/31/2029
Financing Receivable, net (11)	Monthly payments in accordance with lease agreement	15,130	—	4/4/2026
Total financing receivable		40,225	25,066
Interest receivable (net of unamortized points)		(2,416)	(2,209)
Allowance for credit losses		(2,158)	(281)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$80,232	$55,305
1)	The original note was renegotiated and a second note was entered into simultaneously with the borrower during the three months ended March 31, 2017. The note is secured against farmland properties. The note was repaid in full in March 2025.
2)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
3)	On November 17, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
4)	On December 28, 2023, the Company entered into a loan agreement secured by farmland and a feedlot in connection with a property disposition. This loan was repaid in full upon maturity.
5)	On October 29, 2024, December 20, 2024, and April 17, 2025, the Company entered into loan agreements with the same party secured against certain properties. On December 5, 2025, the Company amended the existing loans and entered into an additional loan agreement.
6)	On February 4, 2025, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
7)	On March 28, 2025, the Company entered into a loan agreement secured by farmland.
8)	On November 15, 2025, the Company entered into a loan agreement whereby the Company has a security interest in all revenues and other amounts under certain contracts in connection with the disposition of MWA.
9)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. In addition, the Company purchased a parking lot adjacent to one of the dealerships in April 2025. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.
10)	On December 18, 2024, the Company entered into a sale leaseback transaction accounted for as a financing transaction, with a lease term of five years.
11)	On December 5, 2025 the Company entered into a sale leaseback transaction accounted for as a financing transaction. The lease expires in April 2026.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unamortized borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. The Company has estimated its credit losses on its loan balances in accordance with ASC 326, Financial Instruments—Credit Losses, to be $1.9 million and less than $0.1 million as of December 31, 2025 and 2024, respectively. Additionally, the Company has recorded an allowance for credit losses on its financing receivables of $0.2 million and $0.2 million as of December 31, 2025 and 2024, respectively. The Company recorded credit loss expense related to receivables of $1.9 million and $0.0 million during the years ended December 31, 2025 and 2024,

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

respectively. There were no charge-offs during the years ended December 31, 2025 and 2024 and less than $0.1 million in recoveries during each of the years ended December 31, 2025 and 2024.

The following tables detail the allowance for credit losses as of December 31, 2025 and 2024:

	December 31, 2025
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$42,165	$(1,926)	$40,239	4.57%
Financing Receivables	40,225	(232)	39,993	0.58%
Totals	$82,390	$(2,158)	$80,232	2.62%

	December 31, 2024
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$30,520	$(49)	$30,471	0.16%
Financing Receivables	25,066	(232)	24,834	0.93%
Totals	$55,586	$(281)	$55,305	0.51%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the years ended December 31, 2025 and 2024:

	Years ended December 31,
($ in thousands)	2025	2024
Balance at beginning of period	$(281)	$(168)
Initial allowance for financing receivables	—	(140)
Initial allowance for loan receivables	(1,926)	—
Current period change in credit allowance	—	10
Charge-offs	—	—
Recoveries	49	17
Balance at end of period	$(2,158)	$(281)

A reconciliation of the gross carrying amount of loans receivable and financing receivables for the years ended December 31, 2025 and 2024 is set out below:

	Years ended December 31,
($ in thousands)	2025	2024
Balance at beginning of year	$57,795	$31,128
Additions during year:
Issuance of loans and financing receivables	30,309	35,823
Interest accrued on financing receivables	1,959	1,116
Origination fees included in notes receivable	2,941	2,595
	93,004	70,662
Deductions during year:
Collections of principal on loans	5,976	11,835
Payments on financing receivables	2,222	1,032
Balance at end of year	$84,806	$57,795

The collateral for the mortgage notes receivable consists of real estate and personal property.

The Company estimates the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of December 31, 2025 and 2024, the estimated fair value of the loans and financing receivables was $76.8 million and $48.7 million, respectively.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of December 31, 2025 and 2024, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	December 31,	Interest Rate	Adjustment	December 31,	December 31,	Maturity	December 31,
Loan	Payment Terms	2025	Terms	Date	2025	2024	Date	2025
Farmer Mac Bond #6	Semi-annual	3.69%	Fixed	N/A	$—	$13,827	April 2025	$—
Farmer Mac Bond #7	Semi-annual	3.68%	Fixed	N/A	—	11,160	April 2025	—
Farmer Mac Facility	Monthly	5.37%	SOFR + 1.50%	N/A	—	—	December 2028	110,398
MetLife Term Loan #1 (1)	Semi-annual	5.55%	Fixed	N/A	67,086	67,086	March 2026	89,071
MetLife Term Loan #4	Semi-annual	5.55%	Fixed for 3 years	March 2026	1,200	1,550	June 2026	2,695
MetLife Term Loan #5	Semi-annual	5.63%	Fixed for 3 years	January 2026	1,827	1,827	January 2027	5,370
MetLife Term Loan #6	Semi-annual	5.55%	Fixed for 3 years	February 2026	16,226	16,226	February 2027	26,230
MetLife Term Loan #7	Semi-annual	5.87%	Fixed for 3 years	June 2026	6,934	6,934	June 2027	12,120
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	35,200	44,000	December 2042	110,042
MetLife Term Loan #9	Semi-annual	6.37%	Fixed for 3 years	May 2027	6,400	8,400	May 2028	12,434
MetLife Term Loan #10	Semi-annual	6.36%	Fixed	N/A	21,806	21,806	October 2030	35,874
MetLife Facility	Quarterly	5.95%	SOFR + 1.95%	N/A	—	—	October 2027	72,328
Rabobank (2)	Semi-annual	5.69%	SOFR + 1.81%	March 2026 ⁽³⁾	4,912	11,758	March 2028	8,633
Rutledge Facility	Quarterly	5.39%	SOFR + 1.40%	N/A	—	—	February 2027	136,470
Total outstanding principal					161,591	204,574		$621,665
Debt issuance costs					(749)	(891)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$160,842	$203,683
(1)	MetLife Term Loan #1 is in the process of being refinanced.
(2)	As of December 31, 2025, the Company has an interest rate swap agreement with Rabobank for $4.9 million notional of fixed SOFR at 2.114% until March 2026 for a weighted average rate of approximately 3.81% (see “Note 10—Hedge Accounting”). After adjusting the $4.9 million of swapped Rabobank debt as fixed rate debt, the ratio of floating rate debt to total debt decreased from 3.0% to 0.0%.
(3)	The adjustment date included in the table above is for the spread noted under “Interest Rate Terms.”

Farmer Mac Debt

The Operating Partnership has a bond purchase agreement entered into in October 2022 and amended in December 2025 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”). As of December 31, 2025 and 2024, there was approximately $0.0 million and $25.0 million, respectively, in aggregate principal amount outstanding and $62.6 million and $42.4 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. Farmer Mac Bond #6 and Farmer Mac Bond #7 were repaid in April 2025 upon their maturity. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bore fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR, plus an applicable margin. The applicable margin for the credit facility is 1.30% to 1.50%, depending on the aggregate principal amount outstanding.  As of December 31, 2025, the applicable margin is 1.50%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum loan-to-value ratio of not more than 60%. The Company was in compliance with all applicable covenants at December 31, 2025. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Debt

As of December 31, 2025 and 2024, the Company had $156.7 million and $167.8 million in aggregate principal amount outstanding, respectively, under the credit agreements between Metropolitan Life Insurance Company (“MetLife”) and certain of the Company’s subsidiaries (collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to three-month term SOFR plus 195 basis points. As of December 31, 2025, the facility

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

size was $50.0 million, no amounts had been borrowed and all $50.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in October 2022 (the “MetLife Facility”). As of December 31, 2025, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of December 31, 2025 and 2024, the Company and the Operating Partnership had $4.9 million and $11.8 million in aggregate principal amount outstanding, respectively, under a mortgage note with Rabobank (the “Rabobank Mortgage Note”). The Company was in compliance with all covenants under the Rabobank Mortgage Note as of December 31, 2025.

Rutledge Facility

As of December 31, 2025 and 2024, the Company and the Operating Partnership had $0.0 million and $0.0 million in aggregate principal amount, respectively, outstanding under a credit agreement (the “Rutledge Facility”) with Rutledge Investment Company (“Rutledge”). The credit agreement was amended in June 2024 to reduce the interest rate to three-month SOFR plus 140 basis points, eliminate the 2.5% annual reduction in facility size, reduce the facility size to $75.0 million, and introduce an unused commitment fee of 0.20%. In September 2025, the credit facility was amended to reduce the facility size to $51.0 million. The Company accounted for these amendments as a debt modification, and as a result, recognized a non-cash loss of $0.07 and $0.06 million during the years ended December 31, 2025 and 2024, respectively, within Other (income) expense in the Company’s Consolidated Statement of Operations.

The interest rate for the Rutledge Facility is based on three-month SOFR plus 140 basis points. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants. As of December 31, 2025, the facility size was $51.0 million, $51.0 million remained available under the facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

Debt Issuance Costs

During the years ended December 31, 2025 and 2024, the Company incurred $0.3 million and $0.2 million, respectively, in debt issuance costs. The Company recorded amortization expense of $0.4 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively, which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $3.0 million and $2.6 million as of December 31, 2025 and 2024, respectively. For more information on the Company’s accounting policies related to debt issuance costs, see “Note 1—Organization and Significant Accounting Policies—Debt Issuance Costs.”

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Aggregate Maturities

As of December 31, 2025, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2026	$68,286
2027	24,987
2028	11,312
2029	—
2030	21,806
Thereafter	35,200
$161,591

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of December 31, 2025 and 2024, the estimated fair value of the mortgage notes payable was $157.0 million and $193.5 million, respectively.

Note 8—Commitments and Contingencies

Office Leases

As of December 31, 2025, the Company had four leases in place for office space and office equipment with payments ranging between $252 and $14,046 per month and lease terms expiring between November 2026 and October 2027. The Company recognizes right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 5.51% to 6.17%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. The Company’s total lease cost during the years ended December 31, 2025 and 2024 was $0.3 million and $0.3 million, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2026	$171
2027	6
2028	—
2029	—
2030	—
Thereafter	—
Total lease payments	177
Less: imputed interest	(8)
Lease liability	$169

Litigation

In the ordinary course of business, the Company is subject to various litigation, claims and assessments. The total outstanding claims against the Company are an aggregate of $3.4 million. The Company’s accrual for these claims is immaterial and believes that the resolution of such matters will not have a material adverse effect on its financial position, liquidity or results of operation.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

dismiss the case against them in the Rota Fortunae action in the United State District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023. Sabrepoint filed a reply in support of its petition on January 25, 2024, and on February 16, 2024, the court requested a briefing on the merits. On January 16, 2025, the Texas Supreme Court held oral arguments, and on April 25, 2025 the court issued an order affirming the Texas Court of Appeals’ decision that the Company’s claims are not barred under the doctrine of collateral estoppel, and remanding the case to the Court of Appeals for further briefing with respect to Sabrepoint’s TCPA motion. On October 20, 2025, the Company filed its petition with the Texas Court of Appeals, and on January 20, 2026 Sabrepoint filed its response.  The parties are awaiting further action by the Texas Court of Appeals. The Company believes that the Texas Court of Appeals may resolve the remaining issues in its favor and that the Company will ultimately be permitted to proceed with its claims against Sabrepoint before the trial court; however, there can be no assurance as to the outcome of these proceedings.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of December 31, 2025, the Company had an approximate aggregate net book value of $0.7 million related to assets with unexercised repurchase options. As of January 1, 2024, the Company had received payments totaling $3.5 million related to an exercised repurchase option on a property. Effective March 1, 2024, the repurchase option and the lease agreement were terminated by mutual agreement, whereby the Company received a lease termination fee of $0.8 million which was recorded within rental income and retained approximately $1.2 million which was recorded in income from forfeited deposits during the year ended December 31, 2024.

Employee Retirement Plan

Effective February 1, 2022, the Company amended the Murray Wise Associates 401(k) Profit Sharing Plan and Trust to make it available to all eligible employees of the Company under the revised Farmland Partners Operating Partnership, LP 401(k) Plan (the “FPI 401(k) Plan”). The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Company’s Board of Directors each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company had an accrued liability for safe harbor contributions of $0.1 million and less than $0.1 million as of December 31, 2025 and 2024, respectively.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of December 31, 2025 and 2024, FPI owned 98.1% and 97.5% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 1.9% and 2.5% of the outstanding interests, respectively, were held in the form of Common units and comprised non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Common Units in Operating Partnership, OP Units

On or after the 12 month anniversary of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the year ended December 31, 2025, the Company issued 454,326 shares of common stock upon redemption of 454,326 Common units that had been tendered for redemption. During the year ended December 31, 2024, there were no redemptions of Common units. There were approximately 0.7 million and 1.2 million outstanding Common units eligible to be tendered for redemption as of each of December 31, 2025 and 2024, respectively. Subsequently, on January 20, 2026, the Company issued 450,000 shares of common stock upon redemption of 450,000 Common units that had been tendered for redemption (see “Note 12—Subsequent Events”).

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in the parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase and a decrease to the non-controlling interest in the Operating Partnership by $2.8 million and less than $0.1 million during the years ended December 31, 2025 and 2024, respectively, with the corresponding offsets to additional paid-in capital.

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

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

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

On or after February 10, 2021, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash.  On December 11, 2025, the Company exchanged 23 properties for the redemption and cancellation of 31,000 Series A preferred units. As of December 31, 2025, 68,000 Series A preferred units were outstanding. The total liquidation value of such preferred units as of each of December 31, 2025 and 2024 was $70.6 million and $102.0 million, respectively, including accrued distributions. Subsequently, on February 6, 2026, the Company redeemed all of the 68,000 Series A preferred units that then remained outstanding for $68.0 million plus accrued distributions for an aggregate of $68.2 million in cash (see “Note 12—Subsequent Events”).

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the years ended December 31, 2025 and 2024:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2023	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	2,970
Redemption of Series A preferred units	—	—
Balance at December 31, 2024	99	$101,970

Balance at December 31, 2024	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	2,583
Redemption of Series A preferred units	(31)	(31,000)
Balance at December 31, 2025	68	$70,583

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the years ended December 31, 2025 and 2024:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2025	December 13, 2024	December 23, 2024	January 8, 2025	$1.1500
	October 29, 2024	January 2, 2025	January 15, 2025	$0.0600
	February 18, 2025	April 1, 2025	April 15, 2025	$0.0600
	May 6, 2025	July 1, 2025	July 15, 2025	$0.0600
	July 22, 2025	October 1, 2025	October 15, 2025	$0.0600
				$1.3900

2024	December 12, 2023	December 29, 2023	January 12, 2024	$0.2100
	October 24, 2023	January 2, 2024	January 16, 2024	$0.0600
	February 27, 2024	April 1, 2024	April 15, 2024	$0.0600
	April 29, 2024	July 1, 2024	July 15, 2024	$0.0600
	July 23, 2024	October 1, 2024	October 15, 2024	$0.0600
				$0.4500

Additionally, as of December 31, 2025, the Company accrued $11.4 million in dividends payable to common stockholders and holders of Common units (paid in January 2026), including $8.8 million as a one-time special dividend of $0.20 per share related to asset appreciation. In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. In addition, from time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital. For income tax purposes, 2025 common stock dividends were $0.24 per share, none of which are considered capital gains per I.R.C. Section 857(b)(3) and 100% are considered ordinary income. The special distribution of $0.20 per share (paid in January 2026) is considered in its entirety to be a distribution made in 2026 for federal income tax purposes.

In connection with the 3.00% cumulative preferential distribution on the Series A preferred units, the Company had accrued $2.6 million in distributions payable as of December 31, 2025. The distributions are payable annually in arrears on January 15 of each year.

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

During the year ended December 31, 2025, the Company repurchased 3,411,581 shares of its common stock at a weighted average price of $11.07 per share under the share repurchase program. As of December 31, 2025, the Company had approximately $17.9 million of capacity remaining under the stock repurchase plan.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Equity Incentive Plan

On May 7, 2025, the Company’s stockholders approved the Fourth Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 2.4 million shares. As of December 31, 2025, there were 0.6 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of December 31, 2025 and 2024 is as follows:

	Time-based		Performance-based
		Weighted		Weighted
	Number of	average grant	Number of	average grant
(shares in thousands)	shares	date fair value	shares	date fair value
Unvested at December 31, 2023	347	$11.15	—	$—
Granted	183	11.26	39	7.36
Vested	(202)	11.25	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2024	328	$11.15	39	$7.36

Unvested at December 31, 2024	328	$11.15	39	$7.36
Granted	146	11.67	28	7.71
Vested	(172)	11.17	—	—
Forfeited	—	—	—	—
Unvested at December 31, 2025	302	$11.38	67	$7.51

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

The Company recognized stock-based compensation expense related to restricted stock awards of $2.2 million and $1.9 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were $2.1 million and $2.3 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.5 years.

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

	For the years ended
	December 31,
(in thousands, except per share amounts)	2025	2024
Numerator for net income per share - basic:
Net income available to common stockholders of Farmland Partners Inc.	$28,797	$56,428

Numerator for net income per share - diluted:
Net income available to common stockholders of Farmland Partners Inc.	$28,797	$56,428
Dividend equivalent rights allocated to performance-based unvested restricted shares	—	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	—	—
Distributions on Series A preferred units	2,583	2,970
Numerator for net income per share - diluted:	$31,380	$59,398

Denominator:
Weighted-average number of common shares - basic	44,196	47,546
Unvested time-based restricted shares	—	—
Unvested performance-based restricted shares	—	—
Redeemable non-controlling interest	7,059	8,441
Weighted-average number of common shares - diluted (1)	51,255	55,987

Income per share attributable to common stockholders - basic	$0.65	$1.19
Income per share attributable to common stockholders - diluted	$0.61	$1.06
(1)	The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 1.0 million and 1.2 million for the years ended December 31, 2025 and 2024, respectively.

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

Denominator:

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if-converted basis if they are dilutive. For the years ended December 31, 2025 and 2024, these shares were included in the diluted earnings per share calculation.

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2025 and 2024, diluted weighted average common shares do not include the impact of unvested compensation-related shares, as they would have been anti-dilutive.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of December 31, 2025 and 2024, respectively.

	December 31,	December 31,
	2025	2024
Shares	42,791	45,604
Common Units	749	1,203
Unvested Restricted Stock Awards	302	328
	43,842	47,135

Note 10—Hedge Accounting

Cash Flow Hedging Strategy

The Company manages economic risks, including interest rate, liquidity, and credit risk, by managing the amount, sources, duration and interest rate exposure of its financing sources. The Company may also use interest rate derivative financial instruments, primarily interest rate swaps. As of December 31, 2025 and 2024, the Company was a party to one interest rate swap, designated as a hedging instrument, to add stability to interest expense and to manage its exposure to adverse interest rate movements.

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). The Company’s $2.6 million termination fee was rolled into the new swap and will be paid through March 1, 2026. Termination fees paid during the years ended December 31, 2025 and 2024 were $0.1 million and $0.4 million, respectively. On October 17, 2024, as a result of the reduction in the outstanding indebtedness under the Rabobank Mortgage Note, the Company amended its existing swap agreement to adjust the total notional amount from $33.2 million to $11.8 million, effectively reducing the Company’s floating rate exposure to $0.0 million. No other terms of the existing swap agreement were amended. The amendment resulted in proportional partial de-designation of the existing swap. The fair value for the portion de-designated was $0.5 million on the amendment date. In May and June 2025, as a result of additional reductions in the Company’s outstanding indebtedness under the Rabobank Mortgage, the Company amended its swap agreement to reduce the notional from $11.8 million to $7.7 million in May and $4.9 million in June. No other terms of the existing swap agreement were changed. The amendments resulted in proportional partial de-designation of the existing swap. The fair value for the portion de-designated was $0.1 million and less than $0.1 million on each of the amendment dates, respectively. The Company will amortize these amounts through Other Comprehensive Income utilizing a forward curve analysis over the remaining term of the swap. Amortization for the years ended December 31, 2025 and 2024 was ($0.8) million and $(0.1) million, respectively.

The Company determines the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. If the qualitative assessment indicates that the hedge relationship is not highly effective, the

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective as of December 31, 2025.

As of December 31, 2025, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap was $4.9 million.

The fair value of the Company’s derivative instrument on a recurring basis as of December 31, 2025, is set out below:

($ in thousands)
Instrument	Balance sheet location	Level 2 Fair Value
Interest rate swap	Derivative asset	$141

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2025 and 2024 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The net change associated with current period hedging transactions was ($0.3) million and $(1.1) million for the years ended December 31, 2025 and 2024, respectively. The amortization of frozen Accumulated Other Comprehensive Income was ($0.8) million and $(0.1) million for the years ended December 31, 2025 and 2024, respectively.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2025. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of December 31, 2025 and 2024:

($ in thousands)	December 31, 2025	December 31, 2024
Beginning accumulated derivative instrument gain or loss	$1,512	$2,691
Net change associated with current period hedging transactions	(348)	(1,065)
Amortization of frozen AOCI on de-designated hedge	(814)	(114)
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$350	$1,512

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the years ended
($ in thousands)	December 31, 2025	December 31, 2024
United States	$(421)	$(338)
International	—	—
Total	$(421)	$(338)

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

The federal and state income tax provision (benefit) is summarized as follows:

	For the years ended
($ in thousands)	December 31, 2025	December 31, 2024
Current:
Federal	$5	$2
State	—	—
Total Current Tax Expense	$5	$2
Deferred:
Federal	82	(18)
State	(102)	—
Total Tax (Benefit) Expense	$(15)	$(16)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of December 31, 2025 are as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss	$2,057	$1,986
Stock Compensation	—	12
Charitable Contributions	—	5
CECL Adjustment	136	—
Total deferred tax assets	$2,193	2,003
Deferred tax liabilities:
Fixed assets	$(10)	$(13)
Intangible Assets	—	(86)
Installment Sale	(56)	—
Total deferred tax liabilities	$(66)	$(99)
Valuation Allowance	(2,128)	(1,925)
Net deferred taxes	$(1)	$(21)

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period. Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $0.2 million during the year ended December 31, 2025. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

Net operating losses and tax credit carryforwards as of December 31, 2025 are as follows:

($ in thousands)	December 31, 2025	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$8,048	Does not expire
Net operating losses, state	$5,288	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Tax (Benefit) Expense
	For the years ended December 31,
($ in thousands	2025	2024
Statutory Rate	$(88)	$(71)
State Tax	(81)	(19)
Valuation Allowance	154	74
	$(15)	$(16)

Farmland Partners Inc.

Notes to Consolidated Financial Statements (continued)

	Tax Rate
	For the years ended December 31,
	2025	2024
Statutory Rate	21.00%	21.00%
State Tax	19.24%	5.62%
Valuation Allowance	(36.68)%	(21.89)%
	3.56%	4.73%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On February 17, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock and Common unit payable on April 15, 2026 to stockholders and unitholders of record as of April 1, 2026.

Additionally, subsequent to December 31, 2025, the Company paid dividends totaling $11.4 million including $8.8 million as a one-time special dividend of $0.20 per share related to asset appreciation. These dividends were accrued as of December 31, 2025.

Real Estate Dispositions

Subsequent to December 31, 2025, the Company completed one disposition in the West Coast region for $1.3 million in aggregate consideration.

Conversion of OP Units to Common Stock

On January 20, 2026, the Company issued 450,000 shares of common stock upon redemption of 450,000 Common units that had been tendered for redemption.

Series A preferred unit Redemption

On February 6, 2026, the Company redeemed all of the 68,000 Series A preferred units that then remained outstanding for $68.0 million plus accrued distributions for an aggregate of $68.2 million in cash. The cash to redeem the Series A preferred units was borrowed from the Company’s lines of credit.

Borrowings, net of repayments, on Credit Facilities

Subsequent to December 31, 2025, the Company made borrowings, net of repayments, of $76.2 million against the Company’s lines of credit. $68.2 million of such borrowings was used to pay the redemption price, plus accrued distributions, of the Series A preferred units.

Advances/Collections on Loans under the FPI Loan Program

Subsequent to December 31, 2025, the Company made principal advances totaling $2.5 million and received collections totaling $4.9 million on existing loans under the FPI Loan Program.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2025

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
California	(h)	44,994	—	44,994	—	—	—	44,994	—	44,994	—		2017	—
California	(h)	33,482	—	33,482	—	—	—	33,482	—	33,482	—		2017	—
Illinois	(i), (j)	29,677	431	30,108	—	2,593	2,593	29,677	3,024	32,701	840	2017, 2018, 2023	2017	25
California	(m)	19,925	11,521	31,446	—	820	820	19,925	12,341	32,266	5,990	2017, 2019, 2022, 2023	2017	17
California	(h)	31,567	—	31,567	—	—	—	31,567	—	31,567	—		2017	—
Illinois	(f)	22,887	1,484	24,371	39	1,820	1,859	22,926	3,304	26,230	766	2017-2019, 2023	2017	26
Louisiana	(b)	24,882	128	25,010	131	223	354	25,013	351	25,364	96	2021, 2022, 2025	2021	6
California	(m)	10,935	6,878	17,813	—	499	499	10,935	7,377	18,312	3,162	2017, 2021, 2023-2025	2017	27
California	(m)	9,998	8,116	18,114	—	(488)	(488)	9,998	7,628	17,626	3,539	2017, 2021	2017	19
California	(m)	11,888	3,398	15,286	—	466	466	11,888	3,864	15,752	1,622	2017, 2021-2025	2017	21
California	(m)	8,326	6,075	14,401	—	1,276	1,276	8,326	7,351	15,677	1,591	2017-2019, 2021, 2022, 2024, 2025	2017	28
Illinois	(b)	14,188	110	14,298	—	—	—	14,188	110	14,298	40	2024	2024	6
Texas	(b)	5,773	6,338	12,111	—	368	368	5,773	6,706	12,479	1,471	2022, 2023, 2024, 2025	2022	11
California	(m)	9,534	263	9,797	—	(138)	(138)	9,534	125	9,659	56	2017	2017	18
California	(m)	6,191	2,772	8,963	—	(70)	(70)	6,191	2,702	8,893	1,331	2017	2017	15
South Carolina	(j)	7,904	133	8,037	—	72	72	7,904	205	8,109	49	2015, 2017, 2020, 2024	2015	23
Illinois	(c)	7,359	420	7,779	1	(350)	(349)	7,360	70	7,430	48	2016	2016	15
Illinois	(k)	6,097	—	6,097	—	450	450	6,097	450	6,547	90	2018	2016	40
Missouri	(b)	6,493	15	6,508	—	—	—	6,493	15	6,508	9	2021	2021	15
Illinois	(k)	6,429	—	6,429	—	—	—	6,429	—	6,429	—		2016	—
Illinois	(c)	5,502	—	5,502	—	338	338	5,502	338	5,840	313	2016	2016	10
California	(b)	5,446	390	5,836	—	—	—	5,446	390	5,836	197	2021, 2023	2021	11
California	(m)	3,559	3,317	6,876	—	(1,122)	(1,122)	3,559	2,195	5,754	722	2017	2017	27
Colorado	(e)	793	4,731	5,524	—	173	173	793	4,904	5,697	724	2016, 2017, 2019, 2021-2024	2016	22
Illinois	(c)	5,463	105	5,568	—	7	7	5,463	112	5,575	41	2016	2016	23
Colorado	(g)	4,156	1,280	5,436	—	(6)	(6)	4,156	1,274	5,430	460	2017	2017	28
Illinois	(c)	4,928	4	4,932	—	148	148	4,928	152	5,080	26	2017	2016	50
Illinois	(b)	4,819	20	4,839	—	—	—	4,819	20	4,839	14	2022	2022	5
Illinois	(m)	4,575	—	4,575	—	—	—	4,575	—	4,575	—		2017	—
Illinois	(k)	4,530	4	4,534	—	—	—	4,530	4	4,534	4	2016	2016	10
Illinois	(k)	4,358	—	4,358	—	—	—	4,358	—	4,358	—		2016	—
Colorado	(l)	3,566	359	3,925	—	165	165	3,566	524	4,090	192	2014, 2016-2018, 2021	2014	20
Illinois	(k)	3,818	—	3,818	1	—	1	3,819	—	3,819	—		2016	—
Illinois	(b)	2,981	—	2,981	—	634	634	2,981	634	3,615	336	2015	2014	38
Illinois	(k)	3,547	—	3,547	—	—	—	3,547	—	3,547	—		2016	—
Illinois	(b)	1,290	—	1,290	—	2,199	2,199	1,290	2,199	3,489	876	2015, 2017	2014	38
Illinois	(k)	3,476	—	3,476	—	4	4	3,476	4	3,480	3	2016	2016	12
Illinois	(b)	3,401	16	3,417	—	—	—	3,401	16	3,417	6	2022	2022	10
Illinois	(k)	3,002	68	3,070	—	253	253	3,002	321	3,323	289	2016, 2018	2016	16
Illinois	(c)	3,218	—	3,218	—	95	95	3,218	95	3,313	19	2018	2016	40
Illinois	(k)	3,282	—	3,282	—	—	—	3,282	—	3,282	—		2016	—
Illinois	(k)	3,063	—	3,063	—	—	—	3,063	—	3,063	—		2016	—
Illinois	(k)	3,036	—	3,036	—	—	—	3,036	—	3,036	—		2016	—
Illinois	(b)	2,912	89	3,001	—	—	—	2,912	89	3,001	46	2022	2022	7
Illinois	(k)	2,687	—	2,687	3	204	207	2,690	204	2,894	35	2017	2016	50
Illinois	(c)	2,875	42	2,917	—	(42)	(42)	2,875	—	2,875	—	2016	2016	—
Illinois	(b)	2,572	—	2,572	—	236	236	2,572	236	2,808	42	2017	2014	50
Illinois	(k)	2,723	—	2,723	—	—	—	2,723	—	2,723	—		2016	—
Illinois	(b)	2,661	—	2,661	—	—	—	2,661	—	2,661	—		2021	—
South Carolina	(g)	1,321	91	1,412	246	997	1,243	1,567	1,088	2,655	190	2017, 2018, 2020, 2023, 2024	2017	32
Colorado		1,995	84	2,079	—	509	509	1,995	593	2,588	277	2015-2018	2015	17
Illinois	(k)	2,547	—	2,547	—	—	—	2,547	—	2,547	—		2016	—
Illinois	(g)	2,525	—	2,525	—	—	—	2,525	—	2,525	—		2017	—
Illinois	(b)	2,416	22	2,438	—	—	—	2,416	22	2,438	4	2022	2022	20
Illinois	(k)	2,428	—	2,428	—	—	—	2,428	—	2,428	—		2016	—
Illinois	(c)	2,406	—	2,406	—	—	—	2,406	—	2,406	—		2016	—
Illinois	(c)	2,028	28	2,056	—	225	225	2,028	253	2,281	50	2018	2016	40
Illinois	(c)	2,104	—	2,104	—	98	98	2,104	98	2,202	22	2018	2016	40

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2025

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
South Carolina	(i)	1,090	—	1,090	230	848	1,078	1,320	848	2,168	169	2018, 2019, 2021	2018	37
Illinois	(b)	2,146	—	2,146	—	—	—	2,146	—	2,146	—		2023	—
Indiana	(b)	2,125	—	2,125	—	—	—	2,125	—	2,125	—		2022	—
California	(m)	967	1,357	2,324	—	(251)	(251)	967	1,106	2,073	299	2017, 2018, 2024, 2025	2017	27
Illinois	(b)	2,041	—	2,041	—	—	—	2,041	—	2,041	—		2022	—
Illinois	(c)	1,999	—	1,999	—	—	—	1,999	—	1,999	—		2016	—
Illinois	(c)	1,975	—	1,975	—	—	—	1,975	—	1,975	—		2016	—
Illinois	(c)	1,949	—	1,949	—	—	—	1,949	—	1,949	—		2016	—
Illinois	(e)	1,905	—	1,905	—	—	—	1,905	—	1,905	—		2016	—
South Carolina	(j)	1,303	225	1,528	—	342	342	1,303	567	1,870	101	2016, 2017, 2020, 2023-2025	2016	31
Nebraska	(b)	1,758	110	1,868	—	—	—	1,758	110	1,868	6	2025	2025	9
Illinois	(c)	1,863	—	1,863	—	—	—	1,863	—	1,863	—		2016	—
Illinois	(c)	1,856	—	1,856	—	—	—	1,856	—	1,856	—		2016	—
Nebraska	(b)	1,773	73	1,846	—	—	—	1,773	73	1,846	3	2025	2025	11
Illinois	(m)	1,825	—	1,825	—	—	—	1,825	—	1,825	—		2018	—
Illinois	(b)	1,815	—	1,815	—	—	—	1,815	—	1,815	—		2022	—
Illinois	(k)	1,696	—	1,696	—	109	109	1,696	109	1,805	19	2017	2016	50
Illinois	(k)	1,772	—	1,772	—	—	—	1,772	—	1,772	—		2016	—
Illinois	(b)	1,750	—	1,750	—	—	—	1,750	—	1,750	—		2014	—
Nebraska	(l)	1,608	32	1,640	—	98	98	1,608	130	1,738	46	2014, 2015, 2024	2014	23
Illinois	(c)	1,734	—	1,734	—	—	—	1,734	—	1,734	—		2016	—
Illinois	(k)	1,721	—	1,721	—	—	—	1,721	—	1,721	—		2016	—
Illinois	(c)	1,678	4	1,682	—	(4)	(4)	1,678	—	1,678	—		2016	—
Illinois	(k)	1,526	—	1,526	—	126	126	1,526	126	1,652	22	2017	2016	50
Arkansas		1,575	60	1,635	—	—	—	1,575	60	1,635	6	2024	2024	10
Illinois	(k)	1,623	—	1,623	—	—	—	1,623	—	1,623	—		2016	—
Illinois	(k)	1,606	—	1,606	—	—	—	1,606	—	1,606	—		2016	—
Illinois	(c)	1,591	—	1,591	—	—	—	1,591	—	1,591	—		2016	—
Illinois	(k)	1,484	—	1,484	—	—	—	1,484	—	1,484	—		2016	—
Illinois		1,475	—	1,475	—	—	—	1,475	—	1,475	—		2022	—
Illinois	(m)	1,471	—	1,471	—	—	—	1,471	—	1,471	—		2018	—
Illinois	(b)	1,423	60	1,483	—	(16)	(16)	1,423	44	1,467	15	2025	2014	27
Illinois	(k)	1,438	—	1,438	—	—	—	1,438	—	1,438	—		2016	—
Illinois	(b)	1,437	—	1,437	—	—	—	1,437	—	1,437	—		2021	—
Illinois	(j)	1,403	—	1,403	—	—	—	1,403	—	1,403	—		2019	—
Illinois	(c)	1,231	—	1,231	—	116	116	1,231	116	1,347	23	2018	2016	40
Illinois	(c)	1,322	—	1,322	—	—	—	1,322	—	1,322	—		2016	—
Illinois		1,321	—	1,321	—	—	—	1,321	—	1,321	—		2022	—
Illinois	(c)	1,132	35	1,167	—	103	103	1,132	138	1,270	19	2016, 2022	2016	30
Illinois	(l)	801	97	898	—	364	364	801	461	1,262	81	2016, 2023	2014	40
Illinois	(c)	1,261	—	1,261	—	—	—	1,261	—	1,261	—		2016	—
Illinois	(c)	1,256	—	1,256	—	—	—	1,256	—	1,256	—		2016	—
Illinois	(b)	1,120	—	1,120	(8)	138	130	1,112	138	1,250	27	2016	2014	50
Illinois	(k)	1,221	—	1,221	—	—	—	1,221	—	1,221	—		2016	—
Illinois	(l)	1,147	—	1,147	—	60	60	1,147	60	1,207	12	2016	2014	50
Illinois	(c)	1,173	—	1,173	—	—	—	1,173	—	1,173	—		2016	—
Illinois	(c)	1,160	—	1,160	—	—	—	1,160	—	1,160	—		2016	—
Illinois	(c)	1,117	28	1,145	—	9	9	1,117	37	1,154	20	2016, 2018	2016	20
Illinois	(c)	1,077	—	1,077	—	70	70	1,077	70	1,147	14	2018	2016	40
Illinois	(c)	1,128	44	1,172	—	(37)	(37)	1,128	7	1,135	2	2016	2016	30
Illinois		1,128	—	1,128	—	—	—	1,128	—	1,128	—		2024	—
Illinois	(c)	1,121	—	1,121	—	—	—	1,121	—	1,121	—		2016	—
Illinois	(c)	1,082	—	1,082	—	—	—	1,082	—	1,082	—		2016	—
Illinois	(k)	991	—	991	—	77	77	991	77	1,068	15	2018	2016	40
Illinois	(c)	1,060	—	1,060	—	—	—	1,060	—	1,060	—		2016	—
Illinois	(c)	997	—	997	—	58	58	997	58	1,055	10	2017	2016	50
Illinois	(c)	1,065	27	1,092	—	(44)	(44)	1,065	(17)	1,048	—		2016	—
Illinois	(c)	1,007	—	1,007	—	—	—	1,007	—	1,007	—		2016	—
Illinois	(c)	952	40	992	—	—	—	952	40	992	12	2016	2016	32

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation (continued)

December 31, 2025

($ In Thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period						Life on Which Depreciation in Latest Income
Description	Encumbrances	Land	Improvements	Total	Land	Improvements	Total	Land	Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Statements is Computed
Nebraska	(b)	909	79	988	—	—	—	909	79	988	4	2025	2025	13
Illinois	(c)	982	—	982	—	—	—	982	—	982	—		2016	—
Illinois	(c)	977	—	977	—	—	—	977	—	977	—		2016	—
Illinois	(c)	970	—	970	6	—	6	976	—	976	—		2016	—
Illinois	(c)	974	—	974	—	—	—	974	—	974	—		2016	—
Illinois	(b)	923	53	976	—	(29)	(29)	923	24	947	7		2014	50
Illinois	(c)	940	—	940	—	—	—	940	—	940	—		2016	—
Nebraska	(b)	900	27	927	—	—	—	900	27	927	1	2025	2025	10
Other	(n)	30,955	690	31,645	10	296	306	30,969	983	31,952	262
Totals		$ 564,339	$ 61,773	$ 626,112	$ 659	$ 15,089	$ 15,748	$ 565,002	$ 76,859	$ 641,861	$ 26,783

(b)	Properties denoted with (b) are part of a collateral pool for the $0.0 million Farmer Mac Facility.	Farmer Mac Facility	—
(c)	Properties denoted with (c) are part of a collateral pool for the $67.1 million MetLife Term Loan #1.	MetLife Term Loan #1	67,086
(d)	Properties denoted with (d) are part of a collateral pool for the $1.2 million MetLife Term Loan #4.	MetLife Term Loan #4	1,200
(e)	Properties denoted with (e) are part of a collateral pool for the $1.8 million MetLife Term Loan #5.	MetLife Term Loan #5	1,827
(f)	Properties denoted with (f) are part of a collateral pool for the $16.2 million MetLife Term Loan #6.	MetLife Term Loan #6	16,226
(g)	Properties denoted with (g) are part of a collateral pool for the $6.9 million MetLife Term Loan #7.	MetLife Term Loan #7	6,934
(h)	Properties denoted with (h) are part of a collateral pool for the $35.2 million MetLife Term Loan #8.	MetLife Term Loan #8	35,200
(i)	Properties denoted with (i) are part of a collateral pool for the $6.4 million MetLife Term Loan #9.	MetLife Term Loan #9	6,400
(j)	Properties denoted with (j) are part of a collateral pool for the $21.8 million MetLife Term Loan #10.	MetLife Term Loan #10	21,806
(k)	Properties denoted with (k) are part of a collateral pool for the $0.0 million MetLife Facility.	MetLife Facility	—
(l)	Properties denoted with (l) are part of a collateral pool for the $4.9 million Rabo Agrifinance Note.	Rabo Agrifinance Note	4,912
(m)	Properties denoted with (m) are part of a collateral pool for the $0.0 million Rutledge Facility.	Rutledge Facility	—
			$ 161,591

(n)	Other category is comprised of 60 farms in 3 states that on an aggregate basis make up less than 5% of gross total land plus improvements as of December 31, 2025.
	Approximately $4.4 million is part of a collateral pool for the Farmer Mac Facility
	Approximately $13.0 million is part of a collateral pool for MetLife Term Loan #1
	Approximately $2.7 million is part of a collateral pool for MetLife Term Loan #4
	Approximately $1.3 million is part of a collateral pool for MetLife Term Loan #5
	Approximately $1.5 million is part of a collateral pool for MetLife Term Loan #7
	Approximately $1.2 million is part of a collateral pool for MetLife Term Loan #9
	Approximately $0.9 million is part of a collateral pool for MetLife Term Loan #10
	Approximately $0.9 million is part of a collateral pool for MetLife Facility
	Approximately $0.3 million is part of a collateral pool for the Rabo Agrifinance Note
	Approximately $2.6 million is part of a collateral pool for the Rutledge Facility

(o)	all of the above properties listed in Schedule III are farms.
(p)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $500.9 million as of December 31, 2025.

Farmland Partners Inc.

Schedule III – Real Estate and Accumulated Depreciation

Reconciliation of “Real Estate and Accumulated Depreciation”

(in thousands)

	Years ended December 31,
	2025	2024
Real Estate:
Balance at beginning of year	$747,807	$990,052
Additions during period
Additions through construction of improvements	782	4,305
Disposition of property and improvements	(91,133)	(264,291)
Acquisitions through business combinations and/or asset acquisitions	7,301	17,891
Impairment of assets	(22,896)	(150)
Balance at end of year	$641,861	$747,807

Accumulated Depreciation:
Balance at beginning of year	$31,501	$33,048
Disposition of improvements	(3,795)	(7,114)
Additions charged to costs and expenses	4,151	5,567
Impairment of assets	(5,074)	—
Balance at end of year	$26,783	$31,501

Real Estate balance per schedule	$641,861	$747,807
Construction in progress	1,190	1,484
Other non-real estate	—	109
Balance per consolidated balance sheet	$643,051	$749,400

Accumulated depreciation per schedule	$26,783	$31,501
Other non-real estate	—	56
Balance per consolidated balance sheet	$26,783	$31,557