Form 10-Q
period 2026-03-31
Farmland Partners Inc.
filed 2026-04-30
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026, 43,617,201 shares of the Registrant’s common stock (43,910,214 on a fully diluted basis, including 293,013 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of March 31, 2026 (Unaudited) and December 31, 2025

(in thousands, except par value and share data)

	March 31,	December 31,
	2026	2025
ASSETS
Land, at cost	$555,461	$565,002
Grain facilities	7,242	7,476
Groundwater	8,858	8,858
Irrigation improvements	22,804	22,741
Drainage improvements	6,401	6,401
Permanent plantings	28,015	28,049
Other	3,222	3,334
Construction in progress	1,216	1,190
Real estate, at cost	633,219	643,051
Less accumulated depreciation	(27,364)	(26,783)
Total real estate, net	605,855	616,268
Cash and cash equivalents	17,741	9,293
Loans and financing receivables, net	77,594	80,232
Right of use asset, net	125	169
Accounts receivable, net	2,300	4,408
Derivative asset	—	141
Inventory	2,779	2,316
Equity method investments	3,863	4,245
Prepaid and other assets	1,457	1,993
TOTAL ASSETS	$711,714	$719,065

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$231,787	$160,842
Lease liability	125	169
Dividends payable	4,044	11,483
Accrued interest	2,133	2,116
Accrued property taxes	1,685	1,411
Deferred revenue	5,315	1,243
Accrued expenses	3,117	3,831
Total liabilities	248,206	181,095

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	—	70,583

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 43,617,201 shares issued and outstanding at March 31, 2026, and 43,093,127 shares issued and outstanding at December 31, 2025	436	431
Additional paid in capital	525,785	520,899
Retained earnings	117,750	117,314
Cumulative dividends	(183,574)	(179,641)
Other comprehensive income	—	350
Non-controlling interests in operating partnership	3,111	8,034
Total equity	463,508	467,387

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$711,714	$719,065

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2026 and 2025

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2026	2025
OPERATING REVENUES:
Rental income	$6,297	$6,970
Crop sales	264	847
Other revenue	3,541	2,435
Total operating revenues	10,102	10,252

OPERATING EXPENSES
Depreciation, depletion and amortization	910	1,173
Property operating expenses	1,216	1,480
Cost of goods sold	282	664
Provision for credit loss allowance	1,819	69
Acquisition and due diligence costs	—	5
General and administrative expenses	1,926	2,552
Legal and accounting	367	444
Other operating expenses	—	12
Total operating expenses	6,520	6,399

OTHER (INCOME) EXPENSE:
Other (income)	(26)	(133)
(Income) loss from equity method investment	(21)	1
(Gain) loss on disposition of assets, net	255	(763)
Interest expense	2,721	2,638
Total other expense	2,929	1,743

Net income before income tax expense	653	2,110

Income tax expense	7	17

NET INCOME	646	2,093

Net (income) attributable to non-controlling interests in operating partnership	(6)	(54)

Net income attributable to the Company	640	2,039

Dividend equivalent rights allocated to performance-based unvested restricted shares	(8)	(4)
Nonforfeitable distributions allocated to time-based unvested restricted shares	(22)	(20)
Distributions on Series A Preferred Units	(204)	(743)

Net income available to common stockholders of Farmland Partners Inc.	$406	$1,272

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.01	$0.03
Diluted net income available to common stockholders	$0.01	$0.03
Basic weighted average common shares outstanding	43,197	45,590
Diluted weighted average common shares outstanding	43,197	45,590
Dividends declared per common share - regular and special	$0.09	$0.06

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2026 and 2025

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Net income	$646	$2,093
Amortization of other comprehensive income	(193)	(97)
Net change associated with current period hedging activities	(157)	(308)
Comprehensive income	296	1,688
Comprehensive (income) attributable to non-controlling interests	(6)	(54)
Comprehensive income attributable to Farmland Partners Inc.	$290	$1,634

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three months ended March 31, 2026 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2025	43,093	$431	$520,899	$117,314	$(179,641)	$350	$8,034	$467,387
Net income	—	—	—	640	—	—	6	646
Grant of unvested restricted stock	108	1	—	—	—	—	—	1
Shares withheld for income taxes on vesting of equity-based compensation	(34)	(1)	(410)	—	—	—	—	(411)
Stock-based compensation	—	—	468	—	—	—	—	468
Dividends accrued and paid	—	—	—	(204)	(3,933)	—	(26)	(4,163)
Conversion of common units to shares of common stock	450	5	12,334	—	—	—	(12,339)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(350)	—	(350)
Common stock repurchased and cancellation of shares	—	—	—	—	—	—	(70)	(70)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(7,506)	—	—	—	7,506	—
Balance at March 31, 2026	43,617	$436	$525,785	$117,750	$(183,574)	$—	$3,111	$463,508

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

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$646	$2,093
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	910	1,173
Amortization of deferred financing fees and discounts/premiums on debt	87	120
Amortization of net origination fees related to notes receivable	(872)	(586)
Stock-based compensation	468	519
(Gain) loss on disposition of assets, net	255	(763)
(Income) loss from equity method investment	(21)	1
Current and expected credit losses	1,819	69
Amortization of dedesignated interest rate swap	(193)	(97)
Losses on modification and extinguishment of debt	9	—
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	2,108	659
(Increase) Decrease in interest receivable	(799)	(3)
(Increase) Decrease in other assets	522	627
(Increase) Decrease in inventory	(462)	(212)
Increase (Decrease) in accrued interest	18	(619)
Increase (Decrease) in accrued expenses	(551)	(2,994)
Increase (Decrease) in deferred revenue	4,071	6,180
Increase (Decrease) in accrued property taxes	233	203
Net cash and cash equivalents provided by operating activities	8,248	6,370

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	—	(6,501)
Real estate and other improvements	(267)	(60)
Distributions from equity method investees	403	50
Collections of principal on loans	4,940	4,290
Issuances of loans and financing receivables	(2,450)	(7,637)
Proceeds from disposition of assets	9,392	9,957
Net cash and cash equivalents provided by investing activities	12,018	99

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	80,200	—
Repayments on mortgage notes payable	(9,000)	(2,000)
Common stock repurchased	—	(741)
Payment of debt issuance costs	(351)	—
Payment of swap fees	—	(77)
Redemption of Series A preferred units	(68,204)	—
Redemption of common units	(70)	—
Dividends on common stock	(11,204)	(55,743)
Shares withheld for income taxes on vesting of equity-based compensation	(411)	(273)
Distributions on Series A preferred units	(2,583)	(2,970)
Distributions to non-controlling interests in operating partnership, common	(195)	(1,456)
Net cash and cash equivalents (used in) financing activities	(11,818)	(63,260)

Net increase (decrease) in cash and cash equivalents	8,448	(56,791)
Cash and cash equivalents, beginning of period	9,293	78,441
Cash and cash equivalents, end of period	$17,741	$21,650

Cash paid during period for interest	$2,801	$3,260
Cash paid during period for taxes	$—	$—

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the three months ended March 31, 2026 and 2025

(Unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$4,017	$2,818
Dividend payable, common units	$26	$72
Distributions payable, Series A preferred units	$—	$743
Additions to real estate improvements included in accrued expenses	$41	$285
Origination fees included in notes receivable	$—	$591
Swap fees payable included in accrued interest	$—	$13
Noncash conversion of accrued interest to notes receivable principal	$1,235	$—
Prepaid property tax liability acquired in acquisitions	$—	$6
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$30
Conversion of common units to shares of common stock	$12,339	$—

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of March 31, 2026, FPI owned a 99.1% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As the sole member of the sole general partner with control of the Operating Partnership, FPI is the primary beneficiary and therefore consolidates the Operating Partnership in accordance with accounting standards for consolidation of variable interest entities. As of March 31, 2026, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 11 properties (see “Note 1—Organization and Significant Accounting Policies—Equity Method Investments”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of March 31, 2026, the Company owned a portfolio of approximately 70,400 acres of farmland, which is consolidated in these financial statements. In addition, as of March 31, 2026, the Company owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming and provide volume purchasing services to our tenants through the TRS. As of March 31, 2026, the TRS performed direct farming operations on 1,845 acres of farmland owned by the Company located in California.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited. The accompanying consolidated financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026. Operating results for the three months ended March 31, 2026 are not necessarily indicative of actual operating results for the entire year ending December 31, 2026.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates for a variety of reasons, including, without limitation, the impacts of public health crises, the wars in Ukraine and Iran and other geopolitical tensions, substantially higher prices for oil and gas, higher prices and/or availability of fertilizer, tariffs or other changes in trade policy and substantially increased interest rates, and their effects on the domestic and global economies. We are unable to quantify the ultimate impact of these factors on our business.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($114.4 million as of March 31, 2026), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets and demonstrated ability to readily sell assets if necessary to fund any immediate liquidity needs. As of March 31, 2026, the Company had $231.8 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $605.9 million.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of each of March 31, 2026 and December 31, 2025. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate.

As of March 31, 2026 and December 31, 2025, inventory consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Harvested crop	$—	$83
Growing crop	2,779	2,233
	$2,779	$2,316

Goodwill and Intangible Assets

During the three months ended March 31, 2026, the Company did not incur any impairment charges related to goodwill and intangible assets.

The Company recorded amortization of customer relationships of less than $0.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, there was no amortization of customer relationships.

Segment Reporting

The majority of the Company’s revenue is derived from owning and managing properties leased to tenants. All assets and operations of the Company are located in the United States. The Company’s chief operating decision makers (“CODMs”) (Paul Pittman, Executive Chairman, and Luca Fabbri, President and Chief Executive Officer) do not evaluate performance on a farm-specific or transactional basis and do not distinguish the Company’s principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has identified a single operating segment which is the entire entity for reporting purposes in accordance with GAAP and no aggregation of segments is required.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below:

	For the three months ended March 31,
(in thousands except per share amounts)	2026	2025
Net income	$646	$2,093
(Gain) loss on disposition of assets, net	255	(763)
Depreciation, depletion and amortization	910	1,173
FFO (1)	$1,811	$2,503

Stock-based compensation	468	519
Real estate related acquisition and due diligence costs	—	5
Distributions on Series A Preferred Units	(204)	(743)
AFFO (1)	$2,075	$2,284

AFFO per diluted weighted average share data:

AFFO weighted average common shares	43,935	47,192

Net income available to common stockholders of Farmland Partners Inc.	$0.01	$0.03
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.00	0.03
Depreciation, depletion and amortization	0.02	0.02
Stock-based compensation	0.01	0.01
(Gain) loss on disposition of assets, net	0.01	(0.02)
Distributions on Series A Preferred Units	0.00	(0.02)
AFFO per diluted weighted average share (1)	$0.05	$0.05

(1)	The three months ended March 31, 2025 and 2026 included approximately $1.0 million and $0.5 million, respectively, of income as a result of a solar lease arrangement with a tenant.

For more information about the Company’s revenue disaggregated by source and major customers, please refer to Note 2—Revenue Recognition and Note 3—Concentration Risk, respectively.

Recently Issued Accounting Standards

The FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (Subtopic 220-40) in November 2024. The purpose of the ASU is to improve the disclosures about an entity’s expenses and to address requests from investors for more transparent information about certain types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included within expense captions presented on the face of the income statement (such as cost of sales, SG&A, and research and development). The new standard requires these disclosures to be presented in tabular format within the notes to the financial statements and does not change the requirements for the presentation of expenses on the face of the income statement. The ASU is effective for public business entities for annual periods beginning after December 15, 2026. The Company is in the process of assessing the effect of this update on the consolidated financial statement disclosures.

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

The following table presents rental income that is disaggregated by revenue source for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
(in thousands)	2026	2025
Fixed Farm Rent	$4,762	$4,819
Solar, Wind and Recreation Rent	984	1,548
Tenant Reimbursements	551	603
Variable Rent	—	—
	$6,297	$6,970

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of March 31, 2026 and December 31, 2025, the Company had $5.3 million and $1.2 million respectively, in deferred revenue.

The majority of the Company’s revenue is derived from rental income. The Company elected an accounting policy to account for both its lease and non-lease components (specifically, tenant reimbursements) as a single lease component under Accounting Standards Codification (“ASC”) 842, Lease Accounting.

The following sets forth a summary of rental income recognized during the three months ended March 31, 2026 and 2025:

	Rental income recognized
	For the three months ended
	March 31,
(in thousands)	2026	2025
Leases in effect at the beginning of the year	$6,288	$6,669
Leases entered into during the year	9	301
	$6,297	$6,970

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of March 31, 2026, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2026 and each of the next four years and thereafter as of March 31, 2026 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2026 (remaining nine months)	$14,113
2027	12,219
2028	4,297
2029	3,778
2030	3,578
Thereafter	37,801
$75,786

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. Revenues from the sale of harvested crops recognized were $0.3 million and $0.8 million, respectively, during the three months ended March 31, 2026 and 2025. The cost of harvested crops sold was $0.3 million and $0.7 million, respectively, during the three months ended March 31, 2026 and 2025. Harvested crops are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. In November 2025, the Company sold Murray Wise Associates, LLC (“MWA”) to a third party, and therefore no longer provide auction, brokerage and property management services. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generated auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders signed a purchase agreement immediately following the auction. Auction fee revenue was recognized upon completion of the auction. The Company generated real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees was recognized upon completion of the transaction. Property management revenue was recognized over the term of the contract as services were being provided. The Company collected property management fees in advance of the commencement of property management activities on behalf of third parties and included them in deferred revenue until they were earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

The following table presents other revenue that is disaggregated by revenue source for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
(in thousands)	2026	2025
Auction and brokerage fees	$—	$122
Crop insurance proceeds	83	35
Property management income	—	270
Interest income	1,986	1,291
Amortization of points income	872	586
Other	600	131
	$3,541	$2,435

Note 3—Concentration Risk

Credit Risk

Revenue for the three months ended March 31, 2026 is not necessarily indicative of actual revenue for the entire year ending December 31, 2026. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater of revenue in that quarter and for the year. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance. For the three months ended March 31, 2026 and 2025, the Company had tenant concentrations of 10% or greater of rental income, as presented in the table below.

	Rental income recognized		Approximate % of rental income
	For the three months ended March 31,		For the three months ended March 31,
($ in thousands)	2026	2025	2026	2025
Tenant A	$1,239	$1,769	19.7%	25.4%
Tenant B	$1,032	$977	16.4%	14.0%
Tenant C	$720	$728	11.4%	10.4%

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of March 31, 2026 and 2025, and the fixed and variable rent recorded by the Company for the three months ended March 31, 2026 and 2025 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended
	As of March 31,		March 31,
Location of Farm (2)	2026	2025	2026	2025
Corn Belt	52.0%	46.3%	62.0%	61.3%
Delta and South	9.2%	8.1%	5.2%	(1.4)%
High Plains	10.5%	22.6%	5.4%	7.9%
Southeast	14.5%	11.0%	3.4%	3.1%
West Coast	13.8%	12.0%	24.0%	29.1%
	100.0%	100.0%	100.0%	100.0%
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

Note 4—Related Party Transactions

The Company did not have any related party transactions during the three months ended March 31, 2026 and 2025.

Note 5—Real Estate

During the three months ended March 31, 2026, the Company had no acquisitions of properties.

During the three months ended March 31, 2025, the Company completed acquisitions consisting of five properties in the Corn Belt region. Aggregate cash consideration for these acquisitions totaled $6.5 million. No intangible assets were acquired through these acquisitions.

During the three months ended March 31, 2026, the Company completed the disposition of one property in the West Coast region. The Company received $9.4 million in consideration and recognized a loss on sale of $0.3 million.

During the three months ended March 31, 2025, the Company completed dispositions consisting of two properties in the Delta and South and West Coast regions. The Company received $10.0 million in aggregate consideration, including $2.1 million in seller financing, and recognized an aggregate gain on sale of $0.8 million.

During the three months ended March 31, 2026 and 2025, the Company incurred an immaterial amount of costs related to acquisitions and due diligence.

Note 6—Loans and Financing Receivables

The Company offers a loan program (the “FPI Loan Program”) pursuant to which the Company makes loans to landowners with whom we have established relationships and third-party farmers (both tenant and non-tenant) to provide financing for business operations, property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and non-farming business needs. The Company seeks to make loans that are collateralized by farm and non-farm real estate, crops (growing or stored), agricultural equipment and/or other collateral and in principal amounts of $1.0 million or more at fixed interest rates with maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations, other business operations and/or personal income and assets, and access to other forms of capital, as permitted.

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

On December 5, 2025 the Company acquired a property in Virginia in a sale leaseback transaction. The transaction meets the definition of a sales type-lease and is accounted for as a financing arrangement under ASC 310, Receivables, as a result of a repurchase obligation. The original lease matured in April 2026; however, on March 31, 2026, the Company executed an extension of the lease term through December 31, 2026. The discount rate used for the transaction was 12.0%.

As of March 31, 2026 and December 31, 2025, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	March 31, 2026	December 31, 2025	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal due at maturity & interest due quarterly	$1,842	$1,842	3/4/2027
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,800	1,800	11/17/2028
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	19,739	21,121	12/31/2026
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	5,530	5,402	12/31/2026
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	4,000	4,000	12/31/2026
Mortgage Note (4)	Principal due at maturity & interest due monthly	2,100	2,100	6/15/2026
Mortgage Note (5)	Principal due at maturity & interest due quarterly	2,716	2,716	4/1/2027
Mortgage Note (6)	Principal due at maturity & interest due monthly	3,250	3,250	11/15/2030
Mortgage Note (3)	Principal & interest due at maturity	2,350	2,350	12/31/2026
Total outstanding principal		43,327	44,581
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	6,404	6,397	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	4,496	4,496	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	3,568	3,567	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	3,222	3,224	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	7,256	7,411	12/31/2029
Financing Receivable, net (9) (10)	Monthly payments in accordance with lease agreement	14,988	15,130	4/4/2026
Total financing receivable		39,934	40,225
Interest receivable (net of unamortized points)		(1,690)	(2,416)
Allowance for credit losses		(3,977)	(2,158)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$77,594	$80,232
(1)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
(2)	On November 17, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(3)	On October 29, 2024, December 20, 2024, and April 17, 2025, the Company entered into loan agreements with the same party secured against certain properties. On December 5, 2025, the Company amended the existing loans and entered into an additional loan agreement.
(4)	On February 4, 2025, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(5)	On March 28, 2025, the Company entered into a loan agreement secured by farmland.
(6)	On November 15, 2025, the Company entered into a loan agreement whereby the Company has a security interest in all revenues and other amounts under certain contracts in connection with the disposition of MWA.
(7)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. In addition, the Company purchased a parking lot adjacent to one of the dealerships in April 2025. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.
(8)	On December 18, 2024, the Company entered into a sale leaseback transaction accounted for as a financing transaction, with a lease term of five years.
(9)	On December 5, 2025 the Company entered into a sale leaseback transaction accounted for as a financing transaction. The lease expired in April 2026; however, on March 31, 2026, the Company executed an extension of the lease term through December 31, 2026.
(10)	Effective March 31, 2026, the Company amended the loan agreement whereby past due interest and rent was converted into principal.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unamortized borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. During the three months ended March 31, 2026, accrued interest on three loans and rent related to one financing receivable from a single borrower became past due. As of March 31, 2026, the loan agreements were amended to convert the outstanding amounts into principal totaling approximately $1.2 million, with an additional $0.3 million converted to principal subsequent to March 31, 2026. As of March 31, 2026, the total outstanding balance from this borrower was $31.6 million in loans receivable and $22.2 million in financing receivables. The total outstanding balance from this borrower was $32.9 million in loans receivable and $22.5 million in financing receivables as of December 31, 2025. The Company has estimated its credit losses on its loan balances in accordance with ASC 326, Financial Instruments—Credit Losses, to be $3.7 million and $1.9 million, respectively, as of March 31, 2026 and December 31, 2025. Additionally, the Company has recorded an allowance for credit losses on its financing receivables of $0.2 million as of each of March 31, 2026 and December 31, 2025. Credit loss expense related to receivables were $1.8 million and less than $0.1 million, respectively, during the three months ended March 31, 2026 and 2025. There were no charge-offs during the three months ended March 31, 2026 and 2025. There were recoveries of $0.1 million and $0.0 million, respectively, during the three months ended March 31, 2026 and 2025.

The following tables detail the allowance for credit losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$41,637	$(3,745)	$37,892	8.99%
Financing Receivables	39,934	(232)	39,702	0.58%
Totals	$81,571	$(3,977)	$77,594	4.88%

	December 31, 2025
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$42,165	$(1,926)	$40,239	4.57%
Financing Receivables	40,225	(232)	39,993	0.58%
Totals	$82,390	$(2,158)	$80,232	2.62%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Balance at beginning of period	$(2,158)	$(281)
Initial allowance for financing receivables	—	—
Initial allowance for loan receivables	—	(69)
Current period change in credit allowance	(1,957)	—
Charge-offs	—	—
Recoveries	138	—
Balance at end of period	$(3,977)	$(350)

The collateral for the mortgage notes receivable consists of real estate and personal property.

The Company estimates the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of March 31, 2026 and December 31, 2025, the estimated fair value of the loans and financing receivables was $75.1 million and $76.8 million respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of March 31, 2026 and December 31, 2025, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	March 31,	Interest Rate	Adjustment	March 31,	December 31,	Maturity	March 31,
Loan	Payment Terms	2026	Terms	Date	2026	2025	Date	2026
Farmer Mac Facility	Monthly	4.97%	SOFR + 1.30%	N/A	$71,200	$—	December 2028	110,398
MetLife Term Loan #1	Semi-annual	5.49%	Fixed for 3 years	February 2029	67,086	67,086	February 2036	90,502
MetLife Term Loan #4	Semi-annual	5.31%	Fixed for 3 years	N/A	1,200	1,200	June 2026	2,695
MetLife Term Loan #5	Semi-annual	5.19%	Fixed for 3 years	N/A	1,827	1,827	January 2027	5,370
MetLife Term Loan #6	Semi-annual	5.18%	Fixed for 3 years	N/A	16,226	16,226	February 2027	26,230
MetLife Term Loan #7	Semi-annual	5.87%	Fixed for 3 years	June 2026	6,934	6,934	June 2027	12,117
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	35,200	35,200	December 2042	110,042
MetLife Term Loan #9	Semi-annual	6.37%	Fixed for 3 years	May 2027	6,400	6,400	May 2028	12,392
MetLife Term Loan #10	Semi-annual	6.36%	Fixed	N/A	21,806	21,806	October 2030	35,766
MetLife Facility	Quarterly	5.64%	SOFR + 1.95%	N/A	—	—	October 2027	70,819
Rabobank (1)	Semi-annual	5.48%	SOFR + 1.81%	N/A	4,912	4,912	March 2028	8,633
Rutledge Facility	Quarterly	5.06%	SOFR + 1.40%	N/A	—	—	February 2027	126,845
Total outstanding principal					232,791	161,591		$611,809
Debt issuance costs					(1,004)	(749)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$231,787	$160,842
(1)	The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”).

Farmer Mac Debt

The Operating Partnership has a bond purchase agreement entered into in October 2022 and amended in December 2025 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”). As of March 31, 2026 and December 31, 2025, there was approximately $71.2 million and $0.0 million, respectively, in aggregate principal amounts outstanding and $18.4 million and $62.6 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. Farmer Mac Bond #6 and Farmer Mac Bond #7 were repaid in April 2025 upon their maturity. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bore fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR, plus an applicable margin. The applicable margin for the credit facility is 1.30% to 1.50%, depending on the aggregate principal amount outstanding. As of March 31, 2026, the applicable margin was 1.30%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum loan-to-value ratio of not more than 60%. The Company was in compliance with all applicable covenants at March 31, 2026. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Debt

As of each of March 31, 2026 and December 31, 2025, the Company had $156.7 million in aggregate principal amounts outstanding under the credit agreements between Metropolitan Life Insurance Company (“MetLife”) and certain of the Company’s subsidiaries (collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to three-month term SOFR plus 195 basis points. As of March 31, 2026, the facility size was $50.0 million, no amounts had been borrowed and all $50.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in October 2022 (the

“MetLife Facility”). As of March 31, 2026, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of each of March 31, 2026 and December 31, 2025, the Company and the Operating Partnership had $4.9 million in aggregate principal amounts outstanding under a mortgage note with Rabobank (the “Rabobank Mortgage Note”). The Company was in compliance with all covenants under the Rabobank Mortgage Note as of March 31, 2026.

Rutledge Facility

As of each of March 31, 2026 and December 31, 2025, the Company and the Operating Partnership had no principal amounts outstanding under a credit agreement (the “Rutledge Facility”) with Rutledge Investment Company (“Rutledge”). In January 2026, the credit facility was amended to reduce the facility size to $46.0 million. The Company accounted for this amendment as a debt modification, and as a result, recognized a non-cash loss of less than $0.01 million during the three months ended March 31, 2026 within Other (income) expense in the Company’s Consolidated Statement of Operations.

The interest rate for the Rutledge Facility is based on three-month SOFR plus 140 basis points. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants. As of March 31, 2026, the facility size was $46.0 million, no amounts had been borrowed and all $46.0 million remained available under the facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

Debt Issuance Costs

The Company incurred $0.4 million and $0.0 million, respectively, in debt issuance costs during the three months ended March 31, 2026 and 2025. During each of the three months ended March 31, 2026 and 2025, the Company recorded amortization expense of less than $0.1 million which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $1.9 million and $3.0 million as of March 31, 2026 and December 31, 2025, respectively.

Aggregate Maturities

As of March 31, 2026, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2026 (remaining nine months)	$1,200
2027	24,987
2028	82,512
2029	—
2030	21,806
Thereafter	102,286
$232,791

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of March 31, 2026 and December 31, 2025, the estimated fair value of the mortgage notes was $226.3 million and $157.0 million respectively.

Note 8—Commitments and Contingencies

Office Leases

As of March 31, 2026, the Company had four leases in place for office space and office equipment with payments ranging between $252 and $14,046 per month and lease terms expiring between November 2026 and October 2027. The Company recognizes right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 5.51% to 6.17%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. The Company’s total lease costs were less than $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2026 and 2025. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2026 (remaining nine months)	$125
2027	6
2028	—
2029	—
2030	—
Thereafter	—
Total lease payments	131
Less: imputed interest	(6)
Lease liability	$125

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

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United States District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023. Sabrepoint filed a reply in support of its petition on January 25, 2024, and on February 16, 2024, the court requested a briefing on the merits. On January 16, 2025, the Texas Supreme Court held oral arguments, and on April 25, 2025 the court issued an order affirming the Texas Court of Appeals’ decision that the Company’s claims are not barred under the doctrine of collateral estoppel, and remanding the case to the Court of Appeals for further briefing with respect to Sabrepoint’s TCPA motion. On October 20, 2025, the Company filed its petition with the Texas Court of Appeals, and on January 20, 2026 Sabrepoint filed its response. The parties are awaiting further action by the Texas Court of Appeals. The Company believes that the Texas Court of Appeals may resolve the remaining issues in its favor and that the Company will ultimately be permitted to proceed with its claims against Sabrepoint before the trial court; however, there can be no assurance as to the outcome of these proceedings.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of March 31, 2026, the Company had an approximate aggregate net book value of $0.7 million related to assets with unexercised repurchase options.

Employee Retirement Plan

The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Company’s Board of Directors (the “Board of Directors”) each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company had an accrued liability for safe harbor contributions of $0.2 million and $0.1 million, respectively, as of March 31, 2026 and December 31, 2025.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of March 31, 2026 and December 31, 2025, FPI owned 99.1% and 98.1% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 0.9% and 1.9% of the outstanding interests, respectively, were held in the form of Common units and comprised non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after the 12-month anniversary of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the three months ended March 31, 2026, the Company redeemed 6,000 Common units in exchange for cash of approximately $0.1 million and issued 450,000 shares of common stock upon redemption of 450,000 Common units that had been tendered for redemption. During the year ended December 31, 2025, the Company issued 454,326 shares of common stock upon redemption of 454,326 Common units that had been tendered for redemption. There were approximately 0.3 million and 0.7 million outstanding Common units eligible to be tendered for redemption as of March 31, 2026 and December 31, 2025, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in the parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase and a decrease to the non-controlling interest in the Operating Partnership by $7.5 million and $0.1 million during three months ended March 31, 2026 and 2025, respectively, with the corresponding offsets to additional paid-in capital.

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

On or after February 10, 2021, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. On December 11, 2025, the Company exchanged 23 properties for the redemption and cancellation of 31,000 Series A preferred units. On February 6, 2026, the Company redeemed all of the 68,000 Series A preferred units that then remained outstanding for $68.0 million plus accrued distributions for an aggregate of $68.2 million in cash. As of March 31, 2026, there were no Series A preferred units outstanding. The total liquidation value of such preferred units as of March 31, 2026 and December 31, 2025 was $0.0 million and $70.6 million respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the three months ended March 31, 2026 and 2025:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2024	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	743
Redemption of Series A preferred units	—	—
Balance at March 31, 2025	99	$99,743

Balance at December 31, 2025	68	$70,583
Distribution paid to non-controlling interest	—	(2,583)
Accrued distributions to non-controlling interest	—	—
Redemption of Series A preferred units	(68)	(68,000)
Balance at March 31, 2026	—	$—

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the three months ended March 31, 2026 and 2025:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2026	December 15, 2025	December 23, 2025	January 7, 2026	$0.2000
	October 28, 2025	January 2, 2026	January 15, 2026	$0.0600
				$0.2600

2025	December 13, 2024	December 23, 2024	January 8, 2025	$1.1500
	October 29, 2024	January 2, 2025	January 15, 2025	$0.0600
				$1.2100

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

In connection with the February 2026 redemption of all remaining outstanding Series A preferred units, there were no accrued distributions payable as of March 31, 2026. Prior to full redemption of these units, the distributions were payable annually in arrears on January 15 of each year.

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

During the three months ended March 31, 2026, the Company repurchased no shares of its common stock. As of March 31, 2026, the Company had approximately $17.9 million of capacity remaining under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2025, the Company’s stockholders approved the Fourth Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 2.4 million shares. As of March 31, 2026, there were 0.5 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of March 31, 2026 and 2025 is as follows:

	Time-based		Performance-based
		Weighted		Weighted
	Number of	average grant	Number of	average grant
(shares in thousands)	shares	date fair value	shares	date fair value
Unvested at December 31, 2024	328	$11.15	39	$7.36
Granted	145	11.67	28	7.71
Vested	(141)	11.16	—	—
Forfeited	—	—	—	—
Unvested at March 31, 2025	332	$11.37	67	$7.51

Unvested at December 31, 2025	302	$11.38	67	$7.51
Granted	108	11.50	23	8.33
Vested	(161)	11.22	—	—
Forfeited	—	—	—	—
Unvested at March 31, 2026	249	$11.53	90	$7.72

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

The Company recognized stock-based compensation expense related to restricted stock awards of $0.5 million during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, there were $3.1 million and $2.1 million respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 2.1 years.

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

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred no offering costs during each of the three months ended March 31, 2026 and 2025. As of each of March 31, 2026 and December 31, 2025, the Company had no deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is shown below. Diluted earnings (loss) per share includes the impact of unvested restricted shares and Series A preferred units, if dilutive.

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2026	2025
Numerator for net income per share - basic:
Net income available to common stockholders of Farmland Partners Inc.	$406	$1,272

Numerator for net income per share - diluted:
Net income available to common stockholders of Farmland Partners Inc.	$406	$1,272
Dividend equivalent rights allocated to performance-based unvested restricted shares	—	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	—	—
Distributions on Series A preferred units	—	—
Numerator for net income per share - diluted:	$406	$1,272

Denominator:
Weighted-average number of common shares - basic	43,197	45,590
Unvested time-based restricted shares	—	—
Unvested performance-based restricted shares	—	—
Redeemable non-controlling interest	—	—
Weighted-average number of common shares - diluted (1)	43,197	45,590

Income per share attributable to common stockholders - basic	$0.01	$0.03
Income per share attributable to common stockholders - diluted	$0.01	$0.03
(1)	The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 0.4 million and 1.2 million during the three months ended March 31, 2026 and 2025, respectively.

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

Denominator:

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if-converted basis if they are dilutive. For the three months ended March 31, 2026 and 2025, these shares were not included in the diluted earnings per share calculation as they would have been anti-dilutive.

For the three months ended March 31, 2026 and 2025, diluted weighted average common shares do not include the impact of unvested compensation-related shares as they would have been anti-dilutive.

Outstanding Equity Awards and Units

The following equity awards and units were outstanding as of March 31, 2026 and December 31, 2025, respectively.

	March 31,	December 31,
	2026	2025
Shares	43,368	42,791
Common Units	293	749
Unvested Restricted Stock Awards	249	302
	43,910	43,842

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). The Company’s $2.6 million termination fee was rolled into the new swap and was paid through March 1, 2026. Termination fees paid during the three months ended March 31, 2026 and 2025 were $0.0 million and less than $0.1 million, respectively. On October 17, 2024, as a result of the reduction in the outstanding indebtedness under the Rabobank Mortgage Note, the Company amended its existing swap agreement to adjust the total notional amount from $33.2 million to $11.8 million, effectively reducing the Company’s floating rate exposure to $0.0 million. No other terms of the existing swap agreement were amended. The amendment resulted in proportional partial de-designation of the existing swap. The fair value for the portion de-designated was $0.5 million on the amendment date. In May and June 2025, as a result of additional reductions in the Company’s outstanding indebtedness under the Rabobank Mortgage, the Company amended its swap agreement to reduce the notional from $11.8 million to $7.7 million in May 2025 and $4.9 million in June 2025. No other terms of the swap agreement were changed. The amendments resulted in proportional partial de-designation of the swap. The fair value for the portion de-designated was $0.1 million and less than $0.1 million on each of the amendment dates, respectively. The Company amortized these amounts through Other Comprehensive Income utilizing a forward curve analysis over the remaining term of the swap. Amortization was $0.2 million and less than $0.1 million, respectively, during the three months ended March 31, 2026 and 2025. As of March 1, 2026, the swap agreement expired.

The Company determined the hedge effectiveness of its interest rate swaps at inception by applying a quantitative evaluation of effectiveness using regression analysis. On an ongoing basis the Company applies an initial qualitative assessment of on-going effectiveness and reviews hedge effectiveness through assessing the hedge relationship by comparing the current terms of the swap and the associated debt to ensure they continue to coincide through the continued ability of the Counterparty to the swap to honor its obligations under the swap contract. If the qualitative assessment indicates that the hedge relationship was not highly effective, the Company would then perform a quantitative evaluation using regression analysis. The Company concluded the hedge was highly effective at inception and remained highly effective through its expiration on March 1, 2026.

The effect of derivative instruments on the consolidated statements of operations for the periods ended March 31, 2026 and 2025 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

The net change associated with current period hedging transactions was $0.2 million and $0.3 million, respectively, during the three months ended March 31, 2026 and 2025. The amortization of frozen Accumulated Other Comprehensive Income was $0.2 million and less than $0.1 million, respectively, during the three months ended March 31, 2026 and 2025.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2026. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Beginning accumulated derivative instrument gain or loss	$350	$1,512
Net change associated with current period hedging transactions	(157)	(348)
Amortization of frozen AOCI on de-designated hedge	(193)	(814)
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$—	$350

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025
United States	$(190)	$(981)
International	—	—
Total	$(190)	$(981)

The federal and state income tax provision (benefit) is summarized as follows:

	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025
Current:
Federal	$8	$—
State	—	—
Total Current Tax (Benefit) Expense	$8	$—
Deferred:
Federal	(1)	17
State	—	—
Total Tax (Benefit) Expense	$7	$17

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of March 31, 2026 and December 31, 2025 are as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Deferred tax assets:
Net operating loss	$1,922	$2,057
Charitable Contributions	1	—
CECL Adjustment	119	136
Total deferred tax assets	$2,042	2,193
Deferred tax liabilities:
Fixed assets	$—	$(10)
Installment Sale	(49)	(56)
Total deferred tax liabilities	$(49)	$(66)
Valuation Allowance	(1,993)	(2,128)
Net deferred taxes	$—	$(1)

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period.  Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by $0.1 million during the three months ended March 31, 2026. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

The TRS concluded that it cannot make a reasonable estimate of the annual effective tax rate, and therefore, the TRS used the year-to-date effective tax rate in determining the amount of income tax expense to recognize.

Net operating losses and tax credit carryforwards as of March 31, 2026 are as follows:

($ in thousands)	March 31, 2026	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$8,240	Does not expire
Net operating losses, state	$5,480	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Tax (Benefit) Expense
	For the three months ended March 31,
($ in thousands	2026	2025
Statutory Rate	$(40)	$(206)
State Tax	—	(68)
Valuation Allowance	47	291
	$7	$17

	Tax Rate
	For the three months ended March 31,
	2026	2025
Statutory Rate	21.00%	21.00%
State Tax	—%	6.93%
Valuation Allowance	(24.85)%	(29.66)%
	(3.85)%	(1.73)%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On April 28, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock and Common unit payable on July 15, 2026 to stockholders and unitholders of record as of July 1, 2026.

Repayments on Credit Facilities

Subsequent to March 31, 2026, the Company made repayments of $8.0 million against the Company’s lines of credit.

Collection of Loan under the FPI Loan Program

On April 3, 2026, the Company received principal collections on a loan under the FPI Loan Program for $2.1 million plus accrued interest.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities Exchange Commission (the “SEC”) on February 19, 2026, which is accessible on the SEC’s website at www.sec.gov. References to the “Company,” “we,” “our,” and “us” refer to Farmland Partners Inc. (“FPI”), a Maryland corporation, together with its consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which FPI is the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases and other transactions affecting our capitalization, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “confident,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing wars in Ukraine and Iran and other geopolitical tensions and their impact on our tenants’ businesses and the farm economy generally, changes in tariffs and trade policies in the United States and other countries that import U.S. agricultural products, including the impact of tariffs on the export of U.S. soybeans to China, high inflation and elevated interest rates, the onset of an economic recession in the United States and other countries that impact the farm economy, extreme weather events, such as droughts, tornadoes, hurricanes, wildfires or floods, the impact of future public health crises on our business and on the economy and capital markets generally, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by law.

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of March 31, 2026, we owned farms with an aggregate of approximately 70,400 acres in Arkansas, California, Colorado, Illinois, Indiana, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of March 31, 2026, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand. As of March 31, 2026, approximately 60% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 40% was used to produce specialty crops, such as almonds, pistachios, citrus, avocados, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of

U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

In addition, under the FPI Loan Program, we make loans to landowners with whom we have established relationships and third-party farmers (both tenant and non-tenant) to provide financing for business operations, property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and non-farming business needs.  Loans made under the FPI Loan Program are secured by both agricultural and non-agricultural collateral, the values of which the company monitors throughout the life of a loan.  Non-agricultural collateral may carry a different risk profile, which can cause values to change over the course of a loan, and which may cause variability in our credit loss exposure.

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of March 31, 2026, FPI owned 99.1% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of March 31, 2026:

Region (1)	Total Acres
Corn Belt (2)	36,577
Delta and South	6,459
High Plains	7,373
Southeast	10,177
West Coast	9,774
70,360
(1)	Corn Belt includes farms located in Illinois, Indiana, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas and Louisiana. High Plains includes farms located in Colorado and Texas. Southeast includes farms located in South Carolina and West Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

We intend to continue acquiring additional farmland that we believe provides opportunities for risk-adjusted investment returns consistent with our primary strategic objective. We also intend to continue to selectively dispose of assets when we believe we can redeploy the proceeds from such sales in a manner that enhances stockholder returns. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms or ranches. In addition, we engage directly in farming, and provide volume purchasing services to our tenant, through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of March 31, 2026, the TRS directly operated 1,845 acres of farmland located in California.

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

Despite advances in income, according to “The State of Food Security and Nutrition in the World 2025,” a report by the United Nations Food and Agriculture Organization, 2.3 billion people were facing moderate to severe food insecurity in 2024. In particular, the disruption in farming operations in Ukraine as a result of the ongoing war in Ukraine has stressed the food supply for many countries that depend on imports of agricultural products from the region, such as Egypt (wheat for food products) and China (corn for livestock). The Russian Federation is also a major exporter of fertilizers and trade restrictions have hampered the flow of fertilizers to countries dependent on imports from the Black Sea region. The conflict in Iran and the blockade of the Strait of Hormuz have also caused a major disruption in fertilizer exports from the region, as well as a significant increase in fuel prices. United States farmers, including our tenants, however, generally source the majority of fertilizers from the United States and Canada.

Farmland Supply

According to the World Bank Group, arable land per capita has decreased by approximately 50% from 1961 to 2023, the decrease of which has been exacerbated by international conflicts in major agricultural regions, such as the ongoing war in Ukraine and other geopolitical tensions. Typically, additions to cropland are in areas of marginal productivity, while cropland loss, driven by urban development, tends to affect primarily highly productive areas. According to a study published in 2017 in the Proceedings of the National Academy of Sciences, urban expansion is expected to take place on cropland that is 1.77 times more productive than the global average. The global supply of food is also impacted by the productivity per acre of arable land. Historically, productivity gains (measured by average crop yields) have been driven by advances in seed technology, farm equipment, irrigation techniques, and improvements in soil health, chemical nutrients and pest control. On the other hand, we expect the shortage of water in many irrigated growing regions in the United States and around the globe, often as a result of new water restrictions imposed by laws or regulations, to lead to decreased productivity on those acres.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of March 31, 2026, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2026 (remaining nine months)	19,816	28.2%	$6,979	34.8%
2027	22,071	31.4%	7,587	37.9%
2028	7,915	11.2%	1,658	8.3%
2029	6,728	9.6%	239	1.2%
2030	—	—%	—	—%
Thereafter	13,830	19.6%	3,578	17.8%
	70,360	100.0%	$20,041	100.0%

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

Crop prices are affected by many factors that can differ on a yearly basis. Weather conditions and crop diseases can create a significant risk of price volatility. Changes in government regulations and policy, fluctuations in global prosperity, fluctuations in foreign trade and export markets and eruptions of military conflicts, such as the wars in Ukraine and Iran and other geopolitical tensions, or civil unrest also impact crop prices.

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

As of March 31, 2026, $134.9 million of our outstanding indebtedness was subject to interest rates that reset before maturity (excluding our floating rate debt). As of January 1, 2026, $26.2 million was subject to interest rates that reset in 2026. The weighted average interest rate of the indebtedness subject to interest rate resets in 2026 was 5.64%. As of March 31, 2026, $19.3 million had been reset at a weighted average interest rate of 5.19%.

At March 31, 2026, $76.1 million, or 32.7%, of our debt had variable interest rates. The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”).

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

While the ongoing uncertainty around terms of international trade, including the impact of tariffs on the export of U.S. soybeans to China and the wars in Ukraine and Iran and other geopolitical tensions, has introduced uncertainty around crop pricing and therefore farmer profitability, we believe that the significant role of U.S. crop production vis-a-vis global food demand will generally lead to only temporary dislocations in crop supply chains for the major commodity crops, and therefore farmland values will not be significantly impacted.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Except as set forth in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

New or Revised Accounting Standards

For a summary of the new or revised accounting standards, please refer to “Note 1—Organization and Significant Accounting Policies” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

	For the three months ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
OPERATING REVENUES:
Rental income	$6,297	$6,970	$(673)	(9.7)%
Crop sales	264	847	(583)	(68.8)%
Other revenue	3,541	2,435	1,106	45.4%
Total operating revenues	10,102	10,252	(150)	(1.5)%

OPERATING EXPENSES
Depreciation, depletion and amortization	910	1,173	(263)	(22.4)%
Property operating expenses	1,216	1,480	(264)	(17.8)%
Cost of goods sold	282	664	(382)	(57.5)%
Provision for credit loss allowance	1,819	69	1,750	NM
Acquisition and due diligence costs	—	5	(5)	NM
General and administrative expenses	1,926	2,552	(626)	(24.5)%
Legal and accounting	367	444	(77)	(17.3)%
Other operating expenses	—	12	(12)	NM
Total operating expenses	6,520	6,399	121	1.9%

OTHER (INCOME) EXPENSE:
Other (income)	(26)	(133)	107	(80.5)%
(Income) loss from equity method investment	(21)	1	(22)	NM
(Gain) loss on disposition of assets, net	255	(763)	1,018	NM
Interest expense	2,721	2,638	83	3.1%
Total other expense	2,929	1,743	1,186	68.0%

Net income before income tax expense	653	2,110	(1,457)	(69.1)%

Income tax expense	7	17	(10)	(58.8)%

NET INCOME	$646	$2,093	$(1,447)	(69.1)%

NM=Not Meaningful

Our net income for the three months ended March 31, 2026 was primarily affected by dispositions that occurred in 2025 and 2026, as well as lower proceeds from a solar lease arrangement with a tenant and crop sales and a higher provision for credit loss allowance, partially offset by higher interest income and lower cost of goods sold and general and administrative expenses.

Rental income decreased $0.7 million, or 9.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, resulting primarily from dispositions that occurred in 2025 and 2026 and lower proceeds from a solar lease arrangement with a tenant compared to the three months ended March 31, 2025, as the prior-year period included certain non-recurring amounts.

Crop sales decreased $0.6 million, or 68.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily as a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025.

Other revenue increased $1.1 million, or 45.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was due to additional interest income as a result of a higher average balance on loans under the FPI Loan Program and financing receivables as well as amortization of points and increased oil and gas royalties. These increases were partially offset by lower auction, brokerage and third-party management income due to the sale of MWA in the fourth quarter of 2025.

Depreciation, depletion and amortization decreased $0.3 million, or 22.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was a result of asset dispositions in 2025 and 2026 and a lower cost basis on assets impaired during the year ended December 31, 2025.

Property operating expenses decreased $0.3 million, or 17.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, resulting primarily from lower tax, repairs and maintenance, insurance and travel expenses primarily due to dispositions that occurred in 2025 and 2026.

Cost of goods sold decreased $0.4 million, or 57.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily as a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025.

Provision for credit loss allowance increased $1.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily the result of updated assumptions on the allowance for credit losses on loans under the FPI Loan Program and financing receivables.

Acquisition and due diligence costs were negligible during the three months ended March 31, 2026 and remained relatively consistent compared to the three months ended March 31, 2025.

General and administrative expenses decreased $0.6 million, or 24.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, resulting primarily from lower compensation and travel expense due to the sale of MWA in November 2025.

Legal and accounting expenses remained relatively flat at $0.4 million for the three months ended March 31, 2026 and 2025.

Other operating expenses were negligible during the three months ended March 31, 2026 and remained relatively consistent compared to the three months ended March 31, 2025.

Other income remained relatively flat at less than $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

(Income) loss from equity method investment was negligible during the three months ended March 31, 2026 and remained relatively consistent compared to the three months ended March 31, 2025.

(Gain) loss on disposition of assets, net decreased $1.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the farmland value on properties sold relative to book value during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. During the three months ended March 31, 2026, we completed the disposition of one property in the West Coast region for approximately $9.4 million in consideration and recognized a loss on sale of $0.3 million. We completed the dispositions of two properties in the Delta and South and West Coast regions during the three months ended March 31, 2025 for approximately $10.0 million in aggregate consideration, including $2.1 million in seller financing, and recognized an aggregate gain on sale of $0.8 million.

Interest expense remained relatively flat at $2.7 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively.

Income tax expense was negligible during the three months ended March 31, 2026 and remained relatively consistent compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

Despite cuts in the federal funds rate by the Federal Reserve in September, November and December 2024 and in September, October and December 2025, interest rates remain high relative to the recent past. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($114.4 million in availability as of March 31, 2026), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company. The Company also has an effective shelf-registration statement that it may use to issue equity or debt securities to raise capital from time to time.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. As of March 31, 2026, we had $19.3 million in debt maturities due within the next 12 months.

During the three months ended March 31, 2026, we repurchased no shares of our common stock under our share repurchase program. As of March 31, 2026, we had authority to repurchase up to an aggregate of $17.9 million in additional shares of our common stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of March 31, 2026, refer to “Note 7—Mortgage Notes, Line of Credit and Bonds Payable” included in the financial statement section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
(in thousands)	2026	2025
Net cash and cash equivalents provided by operating activities	$8,248	$6,370
Net cash and cash equivalents provided by investing activities	$12,018	$99
Net cash and cash equivalents (used in) financing activities	$(11,818)	$(63,260)

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

As of March 31, 2026, we had $17.7 million of cash and cash equivalents compared to $21.7 million at March 31, 2025.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities increased by $1.9 million primarily as a result of the following:

●	Receipt of $12.0 million in fixed rent and $0.4 million in tenant reimbursements for the three months ended March 31, 2026 as compared to the receipt of $14.0 million in fixed rent and $0.4 million in tenant reimbursements for the three months ended March 31, 2025;
●	(Gain) loss on disposition of assets, net of $0.3 million for the three months ended March 31, 2026 compared to $(0.8) million for the three months ended March 31, 2025;
●	A change in accounts receivable of $2.1 million for the three months ended March 31, 2026 compared to $0.7 million for the three months ended March 31, 2025;
●	A change in interest receivable of $(0.8) million for the three months ended March 31, 2026 compared to less than $(0.1) million for the three months ended March 31, 2025;
●	A change in accrued interest of less than $0.1 million for the three months ended March 31, 2026 compared to $(0.6) million for the three months ended March 31, 2025;
●	A change in accrued expenses of $(0.6) million for the three months ended March 31, 2026 compared to $(3.0) million for the three months ended March 31, 2025; and
●	A change in deferred revenue of $4.1 million for the three months ended March 31, 2026 compared to $6.2 million for the three months ended March 31, 2025.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by investing activities increased by $11.9 million primarily as a result of the following:

●	No property acquisitions during the three months ended March 31, 2026 as compared to $6.5 million during the three months ended March 31, 2025;
●	Proceeds from disposition of assets during the three months ended March 31, 2026 of $9.4 million as compared to $10.0 million during the three months ended March 31, 2025;
●	Collections on notes receivable under the FPI Loan Program of $4.9 million during the three months ended March 31, 2026 as compared to $4.3 million during the three months ended March 31, 2025; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $2.5 million during the three months ended March 31, 2026 as compared to $7.6 million during the three months ended March 31, 2025.

Cash Flows from Financing Activities

Net cash and cash equivalents (used in) financing activities decreased by $51.4 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the three months ended March 31, 2026 of $80.2 million as compared to no borrowings during the three months ended March 31, 2025;
●	Repayments on mortgage notes payable during the three months ended March 31, 2026 of $9.0 million as compared to $2.0 million during the three months ended March 31, 2025;
●	No common stock repurchases during the three months ended March 31, 2026 as compared to $0.7 million during the three months ended March 31, 2025;
●	Redemption of Series A preferred units during the three months ended March 31, 2026 of $68.2 million as compared to no redemptions during the three months ended March 31, 2025;
●	Dividends on common stock during the three months ended March 31, 2026 of $11.2 million as compared to $55.7 million during the three months ended March 31, 2025; and
●	Distributions to non-controlling interests in operating partnership, common during the three months ended March 31, 2026 of $0.2 million as compared to $1.5 million during the three months ended March 31, 2025.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. The Company incurred an immaterial amount of acquisition and due diligence costs during the three months ended March 31, 2026 and 2025. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which were convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands except per share amounts)	2026	2025
Net income	$646	$2,093
(Gain) loss on disposition of assets, net	255	(763)
Depreciation, depletion and amortization	910	1,173
FFO (1)	$1,811	$2,503

Stock-based compensation	468	519
Real estate related acquisition and due diligence costs	—	5
Distributions on Series A Preferred Units	(204)	(743)
AFFO (1)	$2,075	$2,284

AFFO per diluted weighted average share data:

AFFO weighted average common shares	43,935	47,192

Net income available to common stockholders of Farmland Partners Inc.	$0.01	$0.03
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.00	0.03
Depreciation, depletion and amortization	0.02	0.02
Stock-based compensation	0.01	0.01
(Gain) loss on disposition of assets, net	0.01	(0.02)
Distributions on Series A Preferred Units	0.00	(0.02)
AFFO per diluted weighted average share (1)	$0.05	$0.05

(1)	The three months ended March 31, 2025 and 2026 included approximately $1.0 million and $0.5 million, respectively, of income as a result of a solar lease arrangement with a tenant.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2026	2025
Basic weighted average shares outstanding	43,197	45,590
Weighted average OP units on an as-if-converted basis	399	1,203
Weighted average time-based unvested restricted stock	249	332
Weighted average performance-based unvested restricted stock	90	67
AFFO weighted average common shares	43,935	47,192

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

We further adjust EBITDAre for certain additional items such as stock-based compensation, indirect offering costs and real estate acquisition related audit fees and real estate related acquisition and due diligence costs (for a full discussion of these adjustments, see AFFO adjustments discussed above) that we consider necessary to understand our operating performance. We believe that Adjusted EBITDAre provides useful supplemental information to investors regarding our ongoing operating performance that, when considered with net income and EBITDAre, is beneficial to an investor’s understanding of our operating performance.

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended March 31,
(in thousands)	2026	2025
Net income	$646	$2,093
Interest expense	2,721	2,638
Income tax expense	7	17
Depreciation, depletion and amortization	910	1,173
(Gain) loss on disposition of assets, net	255	(763)
EBITDAre (1)	$4,539	$5,158

Stock-based compensation	468	519
Real estate related acquisition and due diligence costs	—	5
Adjusted EBITDAre (1)	$5,007	$5,682

(1)	The three months ended March 31, 2025 and 2026 included approximately $1.0 million and $0.5 million, respectively, of income as a result of a solar lease arrangement with a tenant.

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

At March 31, 2026, $76.1 million, or 32.7%, of our debt had variable interest rates. The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”).

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of March 31, 2026, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of March 31, 2026, there were no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, our Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, our Board of Directors approved a $75.0 million increase. On November 1, 2023, our Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. As of March 31, 2026, we had $17.9 million of capacity remaining under the program.

Issuer Purchases of Equity Securities

Our purchases of equity securities during the three months ended March 31, 2026, including repurchases under the share repurchase program, are presented in the following table.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
January 1, 2026 - January 31, 2026	5	$10.11	—	$—	5	$17,929
February 1, 2026 - February 28, 2026	17	12.17	—	—	17	17,929
March 1, 2026 - March 31, 2026	12	12.91	—	—	12	17,929
Total	34	$12.12	—	$—	34

⁽¹⁾  The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees.

Subsequent to March 31, 2026, the Company has not repurchased any shares of common or preferred stock.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: April 30, 2026	/s/ Luca Fabbri
Luca Fabbri
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	/s/ Susan M. Landi
Susan M. Landi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)