Form 10-Q
period 2026-06-30
Farmland Partners Inc.
filed 2026-07-30
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 24, 2026, 43,630,722 shares of the Registrant’s common stock (43,923,735 on a fully diluted basis, including 293,013 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of June 30, 2026 (Unaudited) and December 31, 2025

(in thousands, except par value and share data)

	June 30,	December 31,
	2026	2025
ASSETS
Land, at cost	$552,060	$565,002
Grain facilities	7,249	7,476
Groundwater	8,858	8,858
Irrigation improvements	22,240	22,741
Drainage improvements	6,385	6,401
Permanent plantings	27,683	28,049
Other	3,222	3,334
Construction in progress	1,378	1,190
Real estate, at cost	629,075	643,051
Less accumulated depreciation	(27,944)	(26,783)
Total real estate, net	601,131	616,268
Cash and cash equivalents	11,419	9,293
Loans and financing receivables, net	76,388	80,232
Right of use asset, net	429	169
Accounts receivable, net	2,860	4,408
Derivative asset	—	141
Inventory	2,964	2,316
Equity method investments	3,880	4,245
Prepaid and other assets	729	1,993
TOTAL ASSETS	$699,800	$719,065

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$223,885	$160,842
Lease liability	429	169
Dividends payable	4,053	11,483
Accrued interest	2,302	2,116
Accrued property taxes	1,318	1,411
Deferred revenue	1,635	1,243
Accrued expenses	3,066	3,831
Total liabilities	236,688	181,095

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	—	70,583

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 43,628,639 shares issued and outstanding at June 30, 2026, and 43,093,127 shares issued and outstanding at December 31, 2025	436	431
Additional paid in capital	526,217	520,899
Retained earnings	120,860	117,314
Cumulative dividends	(187,509)	(179,641)
Other comprehensive income	—	350
Non-controlling interests in operating partnership	3,108	8,034
Total equity	463,112	467,387

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$699,800	$719,065

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Rental income	$5,705	$6,024	$12,002	$12,994
Crop sales	1,080	1,439	1,344	2,286
Other revenue	2,612	2,497	6,153	4,932
Total operating revenues	9,397	9,960	19,499	20,212

OPERATING EXPENSES
Depreciation, depletion and amortization	905	1,130	1,815	2,303
Property operating expenses	1,427	1,606	2,643	3,086
Cost of goods sold	878	1,464	1,160	2,128
Provision for credit loss allowance	782	—	2,601	69
Acquisition and due diligence costs	—	(3)	—	2
General and administrative expenses	1,691	2,413	3,617	4,965
Legal and accounting	312	657	679	1,101
Impairment of assets	751	16,821	751	16,821
Other operating expenses	—	5	—	17
Total operating expenses	6,746	24,093	13,266	30,492

OTHER (INCOME) EXPENSE:
Other (income)	(43)	(123)	(69)	(256)
(Income) from equity method investment	(17)	(3)	(38)	(2)
(Gain) on disposition of assets, net	(3,527)	(24,228)	(3,272)	(24,991)
Interest expense	3,083	2,437	5,804	5,075
Total other (income) expense	(504)	(21,917)	2,425	(20,174)

Net income before income tax (benefit) expense	3,155	7,784	3,808	9,894

Income tax (benefit) expense	24	(8)	31	9

NET INCOME	3,131	7,792	3,777	9,885

Net (income) attributable to non-controlling interests in operating partnership	(21)	(190)	(27)	(244)

Net income attributable to the Company	3,110	7,602	3,750	9,641

Dividend equivalent rights allocated to performance-based unvested restricted shares	(8)	(4)	(16)	(8)
Nonforfeitable distributions allocated to time-based unvested restricted shares	(23)	(19)	(45)	(39)
Distributions on Series A Preferred Units	—	(743)	(204)	(1,486)

Net income available to common stockholders of Farmland Partners Inc.	$3,079	$6,836	$3,485	$8,108

Basic and diluted per common share data:
Basic net income available to common stockholders	$0.07	$0.15	$0.08	$0.18
Diluted net income available to common stockholders	$0.07	$0.14	$0.08	$0.18
Basic weighted average common shares outstanding	43,368	45,248	43,283	45,418
Diluted weighted average common shares outstanding	43,368	53,984	43,283	54,184
Dividends declared per common share - regular and special	$0.09	$0.06	$0.18	$0.12

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$3,131	$7,792	$3,777	$9,885
Amortization of other comprehensive income	—	(318)	(193)	(416)
Net change associated with current period hedging activities	—	(39)	(157)	(28)
Comprehensive income	3,131	7,435	3,427	9,441
Comprehensive (income) attributable to non-controlling interests	(21)	(190)	(27)	(244)
Comprehensive income attributable to Farmland Partners Inc.	$3,110	$7,245	$3,400	$9,197

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and six months ended June 30, 2026 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2025	43,093	$431	$520,899	$117,314	$(179,641)	$350	$8,034	$467,387
Net income	—	—	—	640	—	—	6	646
Grant of unvested restricted stock	108	1	—	—	—	—	—	1
Shares withheld for income taxes on vesting of equity-based compensation	(34)	(1)	(410)	—	—	—	—	(411)
Stock-based compensation	—	—	468	—	—	—	—	468
Dividends accrued and paid	—	—	—	(204)	(3,933)	—	(26)	(4,163)
Conversion of common units to shares of common stock	450	5	12,334	—	—	—	(12,339)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(350)	—	(350)
Common stock repurchased and cancellation of shares	—	—	—	—	—	—	(70)	(70)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(7,506)	—	—	—	7,506	—
Balance at March 31, 2026	43,617	$436	$525,785	$117,750	$(183,574)	$—	$3,111	$463,508
Net income	—	—	—	3,110	—	—	21	3,131
Grant of unvested restricted stock	12	—	—	—	—	—	—	—
Stock-based compensation	—	—	434	—	—	—	—	434
Dividends accrued and paid	—	—	—	—	(3,935)	—	(26)	(3,961)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(2)	—	—	—	2	—
Balance at June 30, 2026	43,629	$436	$526,217	$120,860	$(187,509)	$—	$3,108	$463,112

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

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,777	$9,885
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	1,815	2,303
Amortization of deferred financing fees and discounts/premiums on debt	185	223
Amortization of net origination fees related to notes receivable	(1,467)	(1,218)
Stock-based compensation	902	1,047
(Gain) on disposition of assets, net	(3,272)	(24,991)
(Income) from equity method investment	(38)	(2)
Current and expected credit losses	2,601	69
Impairment of assets	751	16,821
Amortization of dedesignated interest rate swap	(193)	(416)
Losses on modification and extinguishment of debt	9	23
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	1,547	2,729
(Increase) Decrease in interest receivable	(1,876)	(50)
(Increase) Decrease in other assets	1,259	1,662
(Increase) Decrease in inventory	(648)	68
Increase (Decrease) in accrued interest	186	(736)
Increase (Decrease) in accrued expenses	(623)	(3,234)
Increase (Decrease) in deferred revenue	392	323
Increase (Decrease) in accrued property taxes	(125)	(320)
Net cash and cash equivalents provided by operating activities	5,182	4,186

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	—	(6,501)
Real estate and other improvements	(630)	(251)
Distributions from equity method investees	403	50
Collections of principal on loans	7,352	4,497
Origination fees on notes receivable	25	—
Issuances of loans and financing receivables	(2,800)	(12,059)
Proceeds from disposition of assets	16,364	81,556
Net cash and cash equivalents provided by investing activities	20,714	67,292

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	80,200	23,000
Repayments on mortgage notes payable	(17,000)	(34,183)
Common stock repurchased	—	(24,263)
Payment of debt issuance costs	(351)	—
Payment of swap fees	—	(126)
Redemption of Series A preferred units	(68,204)	—
Redemption of common units	(70)	—
Dividends on common stock	(15,130)	(58,503)
Shares withheld for income taxes on vesting of equity-based compensation	(411)	(273)
Distributions on Series A preferred units	(2,583)	(2,970)
Distributions to non-controlling interests in operating partnership, common	(221)	(1,528)
Net cash and cash equivalents (used in) financing activities	(23,770)	(98,846)

Net increase (decrease) in cash and cash equivalents	2,126	(27,368)
Cash and cash equivalents, beginning of period	9,293	78,441
Cash and cash equivalents, end of period	$11,419	$51,073

Cash paid during period for interest	$5,504	$6,002
Cash paid during period for taxes	$—	$—

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2026 and 2025

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$4,027	$2,718
Dividend payable, common units	$26	$45
Distributions payable, Series A preferred units	$—	$1,485
Additions to real estate improvements included in accrued expenses	$61	$138
Origination fees included in notes receivable	$—	$591
Swap fees payable included in accrued interest	$—	$146
Noncash conversion of accrued interest to notes receivable principal	$1,509	$—
Prepaid property tax liability acquired in acquisitions	$—	$6
Conversion of common units to shares of common stock	$12,339	$7,649
Right-of-use assets obtained in exchange for new operating lease liabilities	$348	$656

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of June 30, 2026, FPI owned a 99.3% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As the sole member of the sole general partner with control of the Operating Partnership, FPI is the primary beneficiary and therefore consolidates the Operating Partnership in accordance with accounting standards for consolidation of variable interest entities. As of June 30, 2026, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 11 properties (see “Note 1—Organization and Significant Accounting Policies—Equity Method Investments”).

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of June 30, 2026, the Company owned a portfolio of approximately 70,100 acres of farmland, which is consolidated in these financial statements. In addition, as of June 30, 2026, the Company owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming and provide volume purchasing services to our tenants through the TRS. As of June 30, 2026, the TRS performed direct farming operations on 1,818 acres of farmland owned by the Company located in California.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited. The accompanying consolidated financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of actual operating results for the entire year ending December 31, 2026.

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($122.4 million as of June 30, 2026), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets and demonstrated ability to readily sell assets if necessary to fund any immediate liquidity needs. As of June 30, 2026, the Company had $223.9 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $601.1 million.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of each of June 30, 2026 and December 31, 2025. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate.

As of June 30, 2026 and December 31, 2025, inventory consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Harvested crop	$395	$83
Growing crop	2,569	2,233
	$2,964	$2,316

Goodwill and Intangible Assets

During the three and six months ended June 30, 2025, the Company did not incur any impairment charges related to goodwill and intangible assets. The Company recorded amortization of customer relationships of less than $0.1 million during each of the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026, there was no amortization of customer relationships. In November 2025, the Company sold its subsidiary and, as a result, no longer has goodwill or intangible assets on its balance sheet.

Impairment of Real Estate Assets

During the three months ended June 30, 2026, the Company recorded an impairment in connection with one property on the West Coast due to updated market valuations. The asset was written down to its estimated fair value. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 measurements are defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement. The asset was valued based upon updated market expectations. As a result, the Company recognized $0.8 million of impairment on real estate assets in the accompanying financial statements during the three and six months ended June 30, 2026.

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2026	2025	2026	2025
Net income	$3,131	$7,792	$3,777	$9,885
(Gain) on disposition of assets, net	(3,527)	(24,228)	(3,272)	(24,991)
Depreciation, depletion and amortization	905	1,130	1,815	2,303
Impairment of assets	751	16,821	751	16,821
FFO (1)	$1,260	$1,515	$3,071	$4,018

Stock-based compensation	434	528	902	1,047
Real estate related acquisition and due diligence costs	—	(3)	—	2
Distributions on Series A Preferred Units	—	(743)	(204)	(1,486)
AFFO (1)	$1,694	$1,297	$3,769	$3,581

AFFO per diluted weighted average share data:

AFFO weighted average common shares	44,008	46,765	43,987	46,972

Net income available to common stockholders of Farmland Partners Inc.	$0.07	$0.15	$0.08	$0.18
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.00	0.03	0.00	0.03
Depreciation, depletion and amortization	0.02	0.02	0.04	0.05
Impairment of assets	0.02	0.36	0.02	0.36
Stock-based compensation	0.01	0.01	0.02	0.02
(Gain) on disposition of assets, net	(0.08)	(0.52)	(0.07)	(0.53)
Distributions on Series A Preferred Units	0.00	(0.02)	0.00	(0.03)
AFFO per diluted weighted average share (1)	$0.04	$0.03	$0.09	$0.08

(1)	The six months ended June 30, 2026 and 2025 included approximately $0.5 million and $1.0 million, respectively, of income as a result of a solar lease arrangement with a tenant.

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

Fixed Rent and Variable Rent: Certain of the Company’s leases provide for a minimum fixed rent plus variable rent based on gross farm revenue.

The following table presents rental income that is disaggregated by revenue source for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Fixed Farm Rent	$4,565	$4,932	$9,327	$9,751
Solar, Wind and Recreation Rent	435	291	1,419	1,838
Tenant Reimbursements	540	579	1,091	1,182
Variable Rent	165	222	165	223
	$5,705	$6,024	$12,002	$12,994

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of June 30, 2026 and December 31, 2025, the Company had $1.6 million and $1.2 million, respectively, in deferred revenue.

The majority of the Company’s revenue is derived from rental income. The Company elected an accounting policy to account for both its lease and non-lease components (specifically, tenant reimbursements) as a single lease component under Accounting Standards Codification (“ASC”) 842, Lease Accounting.

The following sets forth a summary of rental income recognized during the three and six months ended June 30, 2026 and 2025:

	Rental income recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Leases in effect at the beginning of the year	$5,696	$5,553	$11,984	$12,222
Leases entered into during the year	9	471	18	772
	$5,705	$6,024	$12,002	$12,994

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of June 30, 2026, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2026 and each of the next four years and thereafter as of June 30, 2026 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2026 (remaining six months)	$9,169
2027	12,541
2028	4,328
2029	3,778
2030	3,578
Thereafter	37,801
$71,195

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. During the three months ended June 30, 2026 and 2025, revenues from the sale of harvested crops recognized were $1.1 million and $1.4 million, respectively. Revenues from the sale of harvested crops recognized were $1.3 million and $2.3 million, respectively, during the six months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, the cost of harvested crops sold was $0.9 million and $1.5 million, respectively. The cost of harvested crops sold was $1.2 million and $2.1 million, respectively, during the six months ended June 30, 2026 and 2025. Harvested crops are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. In November 2025, the Company sold Murray Wise Associates, LLC (“MWA”) to a third party, and therefore no longer provide auction, brokerage and property management services. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generated auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders signed a purchase agreement immediately following the auction. Auction fee revenue was recognized upon completion of the auction. The Company generated real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees was recognized upon completion of the transaction. Property management revenue was recognized over the term of the contract as services were being provided. The Company collected property management fees in advance of the commencement of property management activities on behalf of third parties and included them in deferred revenue until they were earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025.

The following table presents other revenue that is disaggregated by revenue source for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Auction and brokerage fees	$—	$151	$—	$273
Crop insurance proceeds	—	—	83	35
Property management income	—	209	—	479
Interest income	1,596	1,481	3,581	2,772
Amortization of points income	594	632	1,467	1,218
Other	422	24	1,022	155
	$2,612	$2,497	$6,153	$4,932

Note 3—Concentration Risk

Credit Risk

Revenue for the three and six months ended June 30, 2026 is not necessarily indicative of actual revenue for the entire year ending December 31, 2026. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater of revenue in that quarter and for the year. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance. For the three and six months ended June 30, 2026 and 2025, the Company had tenant concentrations of 10% or greater of rental income, as presented in the table below.

	Rental Income Recognized
	For the three months ended		For the six months ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Tenant A	$1,032	$977	$2,063	$1,955
Tenant B	$729	$730	$1,967	$2,500
Tenant C	$720	$722	$1,440	$1,450

	Approximate % of Rental Income
	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Tenant A	18.1%	16.2%	17.2%	15.0%
Tenant B	12.8%	12.1%	16.4%	19.2%
Tenant C	12.6%	12.0%	12.0%	11.2%

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of June 30, 2026 and 2025, and the fixed and variable rent recorded by the Company for the three and six months ended June 30, 2026 and 2025 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the six months ended
	As of June 30,		June 30,		June 30,
Location of Farm (2)	2026	2025	2026	2025	2026	2025
Corn Belt	51.8%	52.5%	67.5%	68.1%	64.6%	64.5%
Delta and South	9.2%	9.9%	5.7%	5.4%	5.4%	1.7%
High Plains	10.5%	9.7%	8.7%	7.0%	7.0%	7.5%
Southeast	14.5%	13.4%	3.5%	3.3%	3.4%	3.2%
West Coast	14.0%	14.5%	14.6%	16.2%	19.6%	23.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Note 4—Related Party Transactions

The Company did not have any related party transactions during the three and six months ended June 30, 2026 and 2025.

Note 5—Real Estate

During the six months ended June 30, 2026, the Company had no acquisitions of properties.

During the six months ended June 30, 2025, the Company completed acquisitions consisting of five properties in the Corn Belt region. Aggregate cash consideration for these acquisitions totaled $6.5 million. No intangible assets were acquired through these acquisitions.

During the six months ended June 30, 2026, the Company completed dispositions of two properties in the Corn Belt and West Coast regions. The Company received $16.4 million in aggregate consideration and recognized an aggregate  net gain on sale of $3.3 million.

During the six months ended June 30, 2025, the Company completed dispositions of 34 properties for aggregate consideration of $81.6 million, including $2.1 million in seller financing, and recognized an aggregate gain on sale of $25.0 million.

During the three and six months ended June 30, 2026 and 2025, the Company incurred an immaterial amount of costs related to acquisitions and due diligence.

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

On December 5, 2025 the Company acquired a property in West Virginia in a sale leaseback transaction. The transaction meets the definition of a sales type-lease and is accounted for as a financing arrangement under ASC 310, Receivables, as a result of a repurchase obligation. The original lease and repurchase obligation matured in April 2026; however, on March 31, 2026, the Company executed an extension of the lease term through December 31, 2026. The discount rate used for the transaction was 12.0%. In April 2026, the repurchase obligation converted to an obligation under a mortgage note.

As of June 30, 2026 and December 31, 2025, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	June 30, 2026	December 31, 2025	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal due at maturity & interest due quarterly	$1,842	$1,842	3/4/2027
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,800	1,800	11/17/2028
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	20,269	21,121	12/31/2026
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	5,582	5,402	12/31/2026
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	4,000	4,000	12/31/2026
Mortgage Note (4)	Principal due at maturity & interest due monthly	—	2,100	6/15/2026
Mortgage Note (5)	Principal due at maturity & interest due quarterly	2,444	2,716	4/1/2027
Mortgage Note (6)	Principal due at maturity & interest due monthly	3,250	3,250	11/15/2030
Mortgage Note (9) (10)	Principal due at maturity & interest due monthly	17,350	2,350	12/31/2026
Total outstanding principal		56,537	44,581
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	6,412	6,397	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	4,496	4,496	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	3,569	3,567	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	3,221	3,224	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	7,340	7,411	12/31/2029
Financing Receivable, net (9) (10)	Monthly payments in accordance with lease agreement	—	15,130	4/4/2026
Total financing receivable		25,038	40,225
Interest receivable (net of unamortized points)		(428)	(2,416)
Allowance for credit losses		(4,759)	(2,158)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$76,388	$80,232
(1)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
(2)	On November 17, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(3)	On October 29, 2024, December 20, 2024, and April 17, 2025, the Company entered into loan agreements with the same party secured against certain properties. On December 5, 2025, the Company amended the existing loans and entered into an additional loan agreement.
(4)	On February 4, 2025, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(5)	On March 28, 2025, the Company entered into a loan agreement secured by farmland.
(6)	On November 15, 2025, the Company entered into a loan agreement whereby the Company has a security interest in all revenues and other amounts under certain contracts in connection with the disposition of MWA.
(7)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. In addition, the Company purchased a parking lot adjacent to one of the dealerships in April 2025. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.
(8)	On December 18, 2024, the Company entered into a sale leaseback transaction accounted for as a financing transaction, with a lease term of five years.
(9)	On December 5, 2025 the Company entered into a sale leaseback transaction accounted for as a financing transaction. On March 31, 2026, the Company executed an extension of the lease term through December 31, 2026. Upon the original expiration in April 2026, the financing receivable converted to a note receivable and is included under “Loans under the FPI Loan Program” as of June 30, 2026 in the table above.
(10)	Effective March 31, 2026, the Company amended the loan agreement whereby past due interest and rent through April 30, 2026 was converted into principal.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any allowance for losses and unamortized borrower paid points. The Company monitors its receivables based upon historical collection experience, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Accrued interest write-offs are recognized as credit loss expense. During the six months ended June 30, 2026, accrued interest on four loans and rent related to one financing receivable from a single borrower became past due. The loan agreements were amended to convert the outstanding amounts into principal totaling approximately $1.5 million during the six months ended June 30, 2026. As of June 30, 2026, the total outstanding balance from this borrower was $47.2 million in loans receivable and $7.3 million in financing receivables. The total outstanding balance from this borrower was $32.9 million in loans receivable and $22.5 million in financing receivables as of December 31, 2025. The Company has estimated its credit losses on its loan balances in accordance with ASC 326, Financial Instruments—Credit Losses, to be $4.5 million and $1.9 million, respectively, as of June 30, 2026 and December 31, 2025. Additionally, the Company has recorded an allowance for credit losses on its financing receivables of $0.2 million as of each of June 30, 2026 and December 31, 2025. Credit loss expense related to receivables were $2.6 million and less than $0.1 million, respectively, during the six months ended June 30, 2026 and 2025. There were no charge-offs during the six months ended June 30, 2026 and 2025. There were recoveries of $0.2 million and $0.0 million, respectively, during the six months ended June 30, 2026 and 2025. The increase in the provision for credit loss allowance during the six months ended June 30, 2026 primarily relates to updated assumptions and an increase in the loan balances with the single borrower noted above. The increase in the loan balances are the result of the conversion of outstanding amounts into principal and payments for operating and marketing expenses aimed at preserving and improving the collateral’s value and marketability.

The following tables detail the allowance for credit losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$56,109	$(4,527)	$51,582	8.07%
Financing Receivables	25,038	(232)	24,806	0.93%
Totals	$81,147	$(4,759)	$76,388	5.86%

	December 31, 2025
($ in thousands)	Amortized Cost	Allowance	Loans and financing receivables, net	Allowance as a % of Amortized Cost
Loans under FPI Loan Program	$42,165	$(1,926)	$40,239	4.57%
Financing Receivables	40,225	(232)	39,993	0.58%
Totals	$82,390	$(2,158)	$80,232	2.62%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
($ in thousands)	2026	2025
Balance at beginning of period	$(2,158)	$(281)
Initial allowance for financing receivables	—	—
Initial allowance for loan receivables	—	(69)
Current period change in credit allowance	(2,755)	—
Charge-offs	—	—
Recoveries	154	—
Balance at end of period	$(4,759)	$(350)

The collateral for the mortgage notes receivable consists of real estate and personal property.

The Company estimates the fair value of loans and financing receivables using Level 3 inputs under the hierarchy established by GAAP. Fair value is estimated by discounting cash flows using interest rates based on management’s estimates of market interest rates on loans receivable with comparable terms and credit risk whenever the interest rates on the loans receivable are deemed not to be at market rates. The fair value for financing receivables does not take into consideration any residual value upon the end of the lease term. As of June 30, 2026 and December 31, 2025, the estimated fair value of the loans and financing receivables was $74.8 million and $76.8 million, respectively.

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of June 30, 2026 and December 31, 2025, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	June 30,	Interest Rate	Adjustment	June 30,	December 31,	Maturity	June 30,
Loan	Payment Terms	2026	Terms	Date	2026	2025	Date	2026
Farmer Mac Facility	Monthly	4.92%	SOFR + 1.30%	N/A	$63,200	$—	December 2028	107,067
MetLife Term Loan #1	Semi-annual	5.49%	Fixed for 3 years	February 2029	67,086	67,086	February 2036	90,502
MetLife Term Loan #4	Semi-annual	5.58%	Fixed for 3 years	N/A	1,200	1,200	June 2027	2,695
MetLife Term Loan #5	Semi-annual	5.19%	Fixed for 3 years	N/A	1,827	1,827	January 2027	5,370
MetLife Term Loan #6	Semi-annual	5.18%	Fixed for 3 years	N/A	16,226	16,226	February 2027	26,242
MetLife Term Loan #7	Semi-annual	5.38%	Fixed for 3 years	N/A	6,934	6,934	June 2027	12,133
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	35,200	35,200	December 2042	110,042
MetLife Term Loan #9	Semi-annual	6.37%	Fixed for 3 years	May 2027	6,400	6,400	May 2028	12,413
MetLife Term Loan #10	Semi-annual	6.36%	Fixed	N/A	21,806	21,806	October 2030	35,766
MetLife Facility	Quarterly	5.66%	SOFR + 1.95%	N/A	—	—	October 2027	70,819
Rabobank (1)	Semi-annual	5.43%	SOFR + 1.81%	N/A	4,912	4,912	March 2028	8,633
Rutledge Facility	Quarterly	5.09%	SOFR + 1.40%	N/A	—	—	February 2027	126,876
Total outstanding principal					224,791	161,591		$608,558
Debt issuance costs					(906)	(749)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$223,885	$160,842
(1)	The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”).

Farmer Mac Debt

The Operating Partnership has a bond purchase agreement entered into in October 2022 and amended in December 2025 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”). As of June 30, 2026 and December 31, 2025, there was approximately $63.2 million and $0.0 million, respectively, in aggregate principal amounts outstanding and $26.4 million and $62.6 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. Farmer Mac Bond #6 and Farmer Mac Bond #7 were repaid in April 2025 upon their maturity. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bore fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR, plus an applicable margin. The applicable margin for the credit facility is 1.30% to 1.50%, depending on the aggregate principal amount outstanding. As of June 30, 2026, the applicable margin was 1.30%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum loan-to-value ratio of not more than 60%. The Company was in compliance with all applicable covenants at June 30, 2026. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Debt

As of each of June 30, 2026 and December 31, 2025, the Company had $156.7 million in aggregate principal amounts outstanding under the credit agreements between Metropolitan Life Insurance Company (“MetLife”) and certain of the Company’s subsidiaries (collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to three-month term SOFR plus 195 basis points. As of June 30, 2026, the facility size was $50.0 million, no amounts had been borrowed and all $50.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in October 2022 (the

“MetLife Facility”). As of June 30, 2026, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of each of June 30, 2026 and December 31, 2025, the Company and the Operating Partnership had $4.9 million in aggregate principal amounts outstanding under a mortgage note with Rabobank (the “Rabobank Mortgage Note”). The Company was in compliance with all covenants under the Rabobank Mortgage Note as of June 30, 2026.

Rutledge Facility

As of each of June 30, 2026 and December 31, 2025, the Company and the Operating Partnership had no principal amounts outstanding under a credit agreement (the “Rutledge Facility”) with Rutledge Investment Company (“Rutledge”). In January 2026, the credit facility was amended to reduce the facility size to $46.0 million. The Company accounted for this amendment as a debt modification, and as a result, recognized a non-cash loss of less than $0.01 million during the six months ended June 30, 2026 within Other (income) expense in the Company’s Consolidated Statement of Operations.

The interest rate for the Rutledge Facility is based on three-month SOFR plus 140 basis points. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants. As of June 30, 2026, the facility size was $46.0 million, no amounts had been borrowed and all $46.0 million remained available under the facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

Debt Issuance Costs

The Company incurred $0.4 million and $0.0 million, respectively, in debt issuance costs during the six months ended June 30, 2026 and 2025. During each of the six months ended June 30, 2026 and 2025, the Company recorded amortization expense of $0.2 million which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $1.8 million and $3.0 million as of June 30, 2026 and December 31, 2025, respectively.

Aggregate Maturities

As of June 30, 2026, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2026 (remaining six months)	$—
2027	26,187
2028	74,512
2029	—
2030	21,806
Thereafter	102,286
$224,791

Fair Value

The fair value of the mortgage notes payable is valued using Level 3 inputs under the hierarchy established by GAAP and is calculated based on a discounted cash flow analysis, using interest rates based on management’s estimates of market interest rates on long-term debt with comparable terms whenever the interest rates on the mortgage notes payable are deemed not to be at market rates. As of June 30, 2026 and December 31, 2025, the estimated fair value of the mortgage notes was $217.6 million and $157.0 million, respectively.

Note 8—Commitments and Contingencies

Office Leases

As of June 30, 2026, the Company had four leases in place for office space and office equipment with payments ranging between $252 and $14,213 per month and lease terms expiring between November 2026 and January 2029. The Company recognizes right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 5.26% to 5.55%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. During each of the three months ended June 30, 2026 and 2025, the Company’s total lease costs were less than $0.1 million. The Company’s total lease costs were $0.1 million during each of the six months ended June 30, 2026 and 2025. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2026 (remaining six months)	$92
2027	177
2028	173
2029	15
2030	—
Thereafter	—
Total lease payments	457
Less: imputed interest	(28)
Lease liability	$429

Litigation

In the ordinary course of business, the Company is subject to various litigation, claims and assessments. The total outstanding claims against the Company are an aggregate of $3.4 million. The Company’s accrual for these claims is immaterial and the Company believes that the resolution of such matters will not have a material adverse effect on its financial position, liquidity or results of operation.

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

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of June 30, 2026, the Company had an approximate aggregate net book value of $0.7 million related to assets with unexercised repurchase options.

Employee Retirement Plan

The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Company’s Board of Directors (the “Board of Directors”) each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company had an accrued liability for safe harbor contributions of less than $0.1 million and $0.1 million, respectively, as of June 30, 2026 and December 31, 2025.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of June 30, 2026 and December 31, 2025, FPI owned 99.3% and 98.1% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 0.7% and 1.9% of the outstanding interests, respectively, were held in the form of Common units and comprised non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after the 12-month anniversary of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the six months ended June 30, 2026, the Company redeemed 6,000 Common units in exchange for cash of approximately $0.1 million and issued 450,000 shares of common stock upon redemption of

450,000 Common units that had been tendered for redemption. During the year ended December 31, 2025, the Company issued 454,326 shares of common stock upon redemption of 454,326 Common units that had been tendered for redemption. There were approximately 0.3 million and 0.7 million outstanding Common units eligible to be tendered for redemption as of June 30, 2026 and December 31, 2025, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in the parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase to the non-controlling interest in the Operating Partnership by $7.5 million and $2.8 million during the six months ended June 30, 2026 and 2025, respectively, with the corresponding offsets to additional paid-in capital.

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

On or after February 10, 2021, but prior to the Conversion Right Date, the Operating Partnership has the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On

September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. On December 11, 2025, the Company exchanged 23 properties for the redemption and cancellation of 31,000 Series A preferred units. On February 6, 2026, the Company redeemed all of the 68,000 Series A preferred units that then remained outstanding for $68.0 million plus accrued distributions for an aggregate of $68.2 million in cash. As of June 30, 2026, there were no Series A preferred units outstanding. The total liquidation value of such preferred units as of June 30, 2026 and December 31, 2025 was $0.0 million and $70.6 million, respectively, including accrued distributions.

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

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the six months ended June 30, 2026 and 2025:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2024	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	1,485
Redemption of Series A preferred units	—	—
Balance at June 30, 2025	99	$100,485

Balance at December 31, 2025	68	$70,583
Distribution paid to non-controlling interest	—	(2,583)
Accrued distributions to non-controlling interest	—	—
Redemption of Series A preferred units	(68)	(68,000)
Balance at June 30, 2026	—	$—

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the six months ended June 30, 2026 and 2025:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2026	December 15, 2025	December 23, 2025	January 7, 2026	$0.2000
	October 28, 2025	January 2, 2026	January 15, 2026	$0.0600
	February 17, 2026	April 1, 2026	April 15, 2026	$0.0900
				$0.3500

2025	December 13, 2024	December 23, 2024	January 8, 2025	$1.1500
	October 29, 2024	January 2, 2025	January 15, 2025	$0.0600
	February 18, 2025	April 1, 2025	April 15, 2025	$0.0600
				$1.2700

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

As a result of the February 2026 redemption of all remaining outstanding Series A preferred units, there were no accrued distributions payable as of June 30, 2026. Prior to full redemption of these units, the distributions were payable annually in arrears on January 15 of each year.

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

During the six months ended June 30, 2026, the Company repurchased no shares of its common stock. As of June 30, 2026, the Company had approximately $17.9 million of capacity remaining under the stock repurchase plan.

Equity Incentive Plan

On May 7, 2025, the Company’s stockholders approved the Fourth Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 2.4 million shares. As of June 30, 2026, there were 0.5 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of June 30, 2026 and 2025 is as follows:

	Time-based		Performance-based
		Weighted		Weighted
	Number of	average grant	Number of	average grant
(shares in thousands)	shares	date fair value	shares	date fair value
Unvested at December 31, 2024	328	$11.15	39	$7.36
Granted	145	11.67	28	7.71
Vested	(153)	11.13	—	—
Forfeited	—	—	—	—
Unvested at June 30, 2025	320	$11.40	67	$7.51

Unvested at December 31, 2025	302	$11.38	67	$7.51
Granted	120	11.51	23	8.33
Vested	(162)	11.22	—	—
Forfeited	—	—	—	—
Unvested at June 30, 2026	260	$11.53	90	$7.72

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

During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to restricted stock awards of $0.4 million and $0.5 million, respectively. The Company recognized stock-based compensation expense related to restricted stock awards of $0.9 million and $1.1 million, respectively, during the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, there were $2.8 million and $2.1 million respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.8 years.

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

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred no offering costs during each of the six months ended June 30, 2026 and 2025. As of each of June 30, 2026 and December 31, 2025, the Company had no deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is shown below. Diluted earnings (loss) per share includes the impact of unvested restricted shares and Series A preferred units, if dilutive.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator for net income per share - basic:
Net income available to common stockholders of Farmland Partners Inc.	$3,079	$6,836	$3,485	$8,108

Numerator for net income per share - diluted:
Net income available to common stockholders of Farmland Partners Inc.	$3,079	$6,836	$3,485	$8,108
Dividend equivalent rights allocated to performance-based unvested restricted shares	—	4	—	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	—	—	—	—
Distributions on Series A preferred units	—	743	—	1,486
Numerator for net income per share - diluted:	$3,079	$7,583	$3,485	$9,594

Denominator:
Weighted-average number of common shares - basic	43,368	45,248	43,283	45,418
Unvested time-based restricted shares	—	—	—	—
Unvested performance-based restricted shares	—	35	—	—
Redeemable non-controlling interest	—	8,701	—	8,766
Weighted-average number of common shares - diluted (1)	43,368	53,984	43,283	54,184

Income per share attributable to common stockholders - basic	$0.07	$0.15	$0.08	$0.18
Income per share attributable to common stockholders - diluted	$0.07	$0.14	$0.08	$0.18
(1)	The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 0.3 million and 1.1 million during the three months ended June 30, 2026 and 2025, respectively, and 0.3 million and 1.2 million during the six months ended June 30, 2026 and 2025, respectively.

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

Denominator:

The outstanding Series A preferred units are non-participating securities and thus are included in the computation of diluted earnings per share on an as-if-converted basis if they are dilutive. For the six months ended June 30, 2026, these shares were not included in the diluted earnings per share calculation as they would have been anti-dilutive. For the six months ended June 30, 2025, these shares were included in the diluted earnings per share calculation.

For the six months ended June 30, 2026 and 2025, diluted weighted average common shares do not include the impact of unvested compensation-related shares as they would have been anti-dilutive.

Outstanding Equity Shares, Awards and Units

The following equity shares, awards and units were outstanding as of June 30, 2026 and December 31, 2025, respectively.

	June 30,	December 31,
	2026	2025
Shares	43,369	42,791
Common Units	293	749
Unvested Restricted Stock Awards	260	302
	43,922	43,842

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). The Company’s $2.6 million termination fee was rolled into the new swap and was paid through March 1, 2026. Termination fees paid during the six months ended June 30, 2026 and 2025 were $0.0 million and $0.1 million, respectively. On October 17, 2024, as a result of the reduction in the outstanding indebtedness under the Rabobank Mortgage Note, the Company amended its existing swap agreement to adjust the total notional amount from $33.2 million to $11.8 million, effectively reducing the Company’s floating rate exposure to $0.0 million. No other terms of the existing swap agreement were amended. The amendment resulted in proportional partial de-designation of the existing swap. The fair value for the portion de-designated was $0.5 million on the amendment date. In May and June 2025, as a result of additional reductions in the Company’s outstanding indebtedness under the Rabobank Mortgage, the Company amended its swap agreement to reduce the notional from $11.8 million to $7.7 million in May 2025 and $4.9 million in June 2025. No other terms of the swap agreement were changed. The amendments resulted in proportional partial de-designation of the swap. The fair value for the portion de-designated was $0.1 million and less than $0.1 million on each of the amendment dates, respectively. The Company amortized these amounts through Other Comprehensive Income utilizing a forward curve analysis over the remaining term of the swap. During the three months ended June 30, 2026 and 2025, amortization was $0.0 million and $0.3 million, respectively. Amortization was $0.2 million and $0.4 million, respectively, during the six months ended June 30, 2026 and 2025. As of March 1, 2026, the swap agreement expired.

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

The effect of derivative instruments on the consolidated statements of operations for the periods ended June 30, 2026 and 2025 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

During the three months ended June 30, 2026 and 2025, the net change associated with current period hedging transactions was $0.0 million and less than $0.1 million, respectively. The net change associated with current period hedging transactions was $0.2 million and less than $0.1 million, respectively, during the six months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, the amortization of frozen Accumulated Other Comprehensive Income was $0.0 million and $0.3 million, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.2 million and $0.4 million, respectively, during the six months ended June 30, 2026 and 2025.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2026. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Beginning accumulated derivative instrument gain or loss	$350	$1,512
Net change associated with current period hedging transactions	(157)	(348)
Amortization of frozen AOCI on de-designated hedge	(193)	(814)
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$—	$350

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States	$771	$(463)	$581	$(1,444)
International	—	—	—	—
Total	$771	$(463)	$581	$(1,444)

The federal and state income tax provision (benefit) is summarized as follows:

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Current:
Federal	$24	$—	$32	$—
State	—	—	—	—
Total Current Tax (Benefit) Expense	$24	$—	$32	$—
Deferred:
Federal	$—	$(8)	$(1)	$9
State	—	—	—	—
Total Deferred Tax Expense	$—	$(8)	$(1)	$9
Total Tax (Benefit) Expense	$24	$(8)	$31	$9

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of June 30, 2026 and December 31, 2025 are as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss	$1,758	$2,057
CECL Adjustment	119	136
Total deferred tax assets	$1,877	2,193
Deferred tax liabilities:
Fixed assets	$—	$(10)
Installment Sale	(49)	(56)
Total deferred tax liabilities	$(49)	$(66)
Valuation Allowance	(1,828)	(2,128)
Net deferred taxes	$—	$(1)

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period. Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by $0.3 million during the six months ended June 30, 2026. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

The TRS concluded that it cannot make a reasonable estimate of the annual effective tax rate, and therefore, the TRS used the year-to-date effective tax rate in determining the amount of income tax expense to recognize.

Net operating losses and tax credit carryforwards as of June 30, 2026 are as follows:

($ in thousands)	June 30, 2026	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$7,588	Does not expire
Net operating losses, state	$4,709	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Tax (Benefit) Expense		Tax (Benefit) Expense
	For the three months ended		For the six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Statutory Rate	$161	$(97)	$121	$(303)
State Tax	—	(32)	—	(100)
Valuation Allowance	(137)	121	(90)	412
	$24	$(8)	$31	$9

	Tax Rate		Tax Rate
	For the three months ended		For the six months ended June 30,
	2026	2025	2026	2025
Statutory Rate	21.00%	21.00%	21.00%	21.00%
State Tax	—%	6.91%	—%	6.93%
Valuation Allowance	(17.89)%	(26.18)%	(15.58)%	(28.55)%
	3.11%	1.73%	5.42%	(0.62)%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On July 28, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock and Common unit payable on October 15, 2026 to stockholders and unitholders of record as of October 1, 2026.

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

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of June 30, 2026, we owned farms with an aggregate of approximately 70,100 acres in Arkansas, California, Colorado, Illinois, Indiana, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of June 30, 2026, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand. As of June 30, 2026, approximately 60% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 40% was used to produce specialty crops, such as almonds, pistachios, citrus, avocados, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of

U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

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

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of June 30, 2026, FPI owned 99.3% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of June 30, 2026:

Region (1)	Total Acres
Corn Belt (2)	36,297
Delta and South	6,459
High Plains	7,373
Southeast	10,177
West Coast	9,774
70,080
(1)	Corn Belt includes farms located in Illinois, Indiana, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas and Louisiana. High Plains includes farms located in Colorado and Texas. Southeast includes farms located in South Carolina and West Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

We intend to continue acquiring additional farmland that we believe provides opportunities for risk-adjusted investment returns consistent with our primary strategic objective. We also intend to continue to selectively dispose of assets when we believe we can redeploy the proceeds from such sales in a manner that enhances stockholder returns. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms, ranches, and non-agricultural properties. In addition, we engage directly in farming, and provide volume purchasing services to our tenant, through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of June 30, 2026, the TRS directly operated 1,818 acres of farmland located in California.

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

Despite advances in income, according to “The State of Food Security and Nutrition in the World 2026,” a report by the United Nations Food and Agriculture Organization, 2.1 billion people were facing moderate to severe food insecurity in 2025. In particular, the disruption in farming operations in Ukraine as a result of the ongoing war in Ukraine has stressed the food supply for many countries that depend on imports of agricultural products from the region, such as Egypt (wheat for food products) and China (corn for livestock). The Russian Federation is also a major exporter of fertilizers and trade restrictions have hampered the flow of fertilizers to countries dependent on imports from the Black Sea region. The conflict in Iran and the blockade of the Strait of Hormuz have also caused a major disruption in fertilizer exports from the region, as well as a significant increase in fuel prices. United States farmers, including our tenants, however, generally source the majority of fertilizers from the United States and Canada.

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

Farmland values are typically very stable, often showing modest increases even in years of commodity price weakness. We expect this trend to continue, with modest but consistent annual increases that compound into significant appreciation in the long term. Under certain market conditions, as in 2021, 2022 and 2023, with strong commodity prices and farmer profitability, there are periods of accelerating appreciation in farmland values. Leases renegotiated under the robust market conditions experienced in 2021, 2022, and 2023 reflected significant rent increases. While the pace of appreciation and transaction volume slowed in 2023, 2024 and 2025, these metrics remain strong relative to long-term trends.

We believe quality farmland in the United States has a near-zero vacancy rate as a result of the supply and demand fundamentals discussed above. We believe that due to the relatively high fixed costs associated with farming operations (including equipment, labor and knowledge), many farm operators choose to rent additional acres of farmland when it becomes available in order to allocate their fixed costs over additional acres. Our view is that rental rates for farmland are a function of farmland operators’ view of the long-term profitability of farmland, and that many farm operators will compete for farmland even during periods of decreased profitability due to the scarcity of farmland available to rent. Furthermore, because it is generally customary in the industry to provide the existing tenant with the opportunity to re-lease the land at the end of each lease term, we believe that many farm operators will rent additional land that becomes available in order to control the ability to farm that land in future periods. As a result, in our experience, many farm operators will aggressively pursue rental opportunities in their operable geographic area, even when the farmer anticipates lower returns or even short-term losses.

Lease Expirations

Farm leases are generally one to three years in duration. As of June 30, 2026, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2026 (remaining six months)	18,332	26.2%	$6,723	33.8%
2027	23,091	32.9%	7,605	38.3%
2028	8,099	11.6%	1,722	8.7%
2029	6,728	9.6%	239	1.2%
2030	—	—%	—	—%
Thereafter	13,830	19.7%	3,578	18.0%
	70,080	100.0%	$19,867	100.0%

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

High levels of inflation prompted the Board of Governors of the United States Federal Reserve (the “Federal Reserve”) to increase the federal funds rate eleven times between March 2022 and July 2023, which led to a significant increase in market short- and long-term interest rates beginning in early 2022. This increase in rates significantly increased the cost of our floating rate debt and also significantly increased the cost of certain of our MetLife debt with interest rates that have been reset since the beginning of 2022. The Federal Reserve lowered the federal funds rate in September, November and December 2024 and in September, October and December 2025. Since the beginning of 2026, the Federal Reserve has maintained the target range for the federal funds rate while indicating that future monetary policy decisions will depend on evolving economic conditions, including inflation, labor market conditions and other economic data. Future changes in benchmark interest rates, whether increases or decreases, could affect our borrowing costs, the borrowing costs of our tenants and the value of our farmland. However, interest rates remain elevated relative to the recent past, and the timing and magnitude of any future changes in monetary policy remain uncertain.

As of June 30, 2026, $134.9 million of our outstanding indebtedness was subject to interest rates that reset before maturity (excluding our floating rate debt). As of January 1, 2026, $26.2 million was subject to interest rates that reset in 2026. The weighted average interest rate of the indebtedness subject to interest rate resets in 2026 was 5.64%. As of June 30, 2026, all $26.2 million had been reset at a weighted average interest rate of 5.25%.

At June 30, 2026, $68.1 million, or 30.3%, of our debt had variable interest rates. The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”).

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

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

	For the three months ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
OPERATING REVENUES:
Rental income	$5,705	$6,024	$(319)	(5.3)%
Crop sales	1,080	1,439	(359)	(24.9)%
Other revenue	2,612	2,497	115	4.6%
Total operating revenues	9,397	9,960	(563)	(5.7)%

OPERATING EXPENSES
Depreciation, depletion and amortization	905	1,130	(225)	(19.9)%
Property operating expenses	1,427	1,606	(179)	(11.1)%
Cost of goods sold	878	1,464	(586)	(40.0)%
Provision for credit loss allowance	782	—	782	NM
Acquisition and due diligence costs	—	(3)	3	NM
General and administrative expenses	1,691	2,413	(722)	(29.9)%
Legal and accounting	312	657	(345)	(52.5)%
Impairment of assets	751	16,821	(16,070)	(95.5)%
Other operating expenses	—	5	(5)	NM
Total operating expenses	6,746	24,093	(17,347)	(72.0)%

OTHER (INCOME) EXPENSE:
Other (income)	(43)	(123)	80	(65.0)%
(Income) from equity method investment	(17)	(3)	(14)	466.7%
(Gain) on disposition of assets, net	(3,527)	(24,228)	20,701	(85.4)%
Interest expense	3,083	2,437	646	26.5%
Total other (income)	(504)	(21,917)	21,413	(97.7)%

Net income before income tax (benefit) expense	3,155	7,784	(4,629)	(59.5)%

Income tax (benefit) expense	24	(8)	32	NM

NET INCOME	$3,131	$7,792	$(4,661)	(59.8)%

NM=Not Meaningful

The reduction in our net income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily the result of dispositions that occurred in 2025 and 2026, as well as lower crop sales, partially offset by higher interest income, and lower cost of goods sold, general and administrative expenses and impairment.

Rental income decreased $0.3 million, or 5.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, resulting primarily from dispositions that occurred in 2025 and 2026.

Crop sales totaled $1.1 million for the three months ended June 30, 2026 compared to $1.4 million for the three months ended June 30, 2025. This decrease was primarily a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025, as well as lower crop prices and harvest timing on the remaining directly operated properties.

Other revenue increased $0.1 million, or 4.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was due to additional interest income as a result of a higher average balance on loans under the FPI Loan Program and financing receivables as well as increased oil and gas royalties. These increases were partially offset by lower auction, brokerage and third-party management income due to the sale of MWA in the fourth quarter of 2025.

Depreciation, depletion and amortization decreased $0.2 million, or 19.9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was largely due to asset dispositions in 2025 and 2026 and a lower cost basis on assets impaired during the year ended December 31, 2025.

Property operating expenses decreased $0.2 million, or 11.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, resulting primarily from lower tax, repairs and maintenance and insurance primarily due to dispositions that occurred in 2025 and 2026.

Cost of goods sold totaled $0.9 million for the three months ended June 30, 2026 compared to $1.5 million for the three months ended June 30, 2025. This decrease was primarily a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025 and harvest timing on the remaining directly operated properties.

Provision for credit loss allowance increased $0.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily the result of updated assumptions on the allowance for credit losses and increases in principal balances on loans under the FPI Loan Program. See “Note 6—Loans and Financing Receivables” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the provision for credit loss allowance.

Acquisition and due diligence costs were negligible during the three months ended June 30, 2026 and remained relatively consistent compared to the three months ended June 30, 2025.

General and administrative expenses decreased $0.7 million, or 29.9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, resulting primarily from lower compensation and travel expense due to the sale of MWA in November 2025.

Legal and accounting expenses decreased $0.3 million, or 52.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was due to lower expenses associated with litigation-related matters during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Impairment of assets was $0.8 million for the three months ended June 30, 2026 compared to $16.8 million for the three months ended June 30, 2025. Impairment during the three months ended June 30, 2025 related to certain properties on the West Coast while impairment during the three months ended June 30, 2026 relates to one property on the West Coast due to updated market valuations.

Other operating expenses were negligible during the three months ended June 30, 2026 and remained relatively consistent compared to the three months ended June 30, 2025.

Other income remained relatively flat at $0.0 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively.

Income from equity method investment was negligible during the three months ended June 30, 2026 and remained relatively consistent compared to the three months ended June 30, 2025.

Gain on disposition of assets, net decreased $20.7 million, or 85.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the farmland value on properties sold relative to book value during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. During the three months ended June 30, 2026, we completed the disposition of one property for consideration of approximately $7.0 million and recognized a gain on sale of $3.5 million. We completed dispositions of 32 properties for aggregate consideration of $71.6 million and recognized an aggregate gain on sale of $24.2 million during the three months ended June 30, 2025.

Interest expense increased $0.6 million, or 26.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was the result of a higher average outstanding balance of debt, partially offset by a lower weighted average interest rate.

Income tax expense was negligible during the three months ended June 30, 2026 and remained relatively consistent compared to the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

	For the six months ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
OPERATING REVENUES:
Rental income	$12,002	$12,994	$(992)	(7.6)%
Crop sales	1,344	2,286	(942)	(41.2)%
Other revenue	6,153	4,932	1,221	24.8%
Total operating revenues	19,499	20,212	(713)	(3.5)%

OPERATING EXPENSES
Depreciation, depletion and amortization	1,815	2,303	(488)	(21.2)%
Property operating expenses	2,643	3,086	(443)	(14.4)%
Cost of goods sold	1,160	2,128	(968)	(45.5)%
Provision for credit loss allowance	2,601	69	2,532	NM
Acquisition and due diligence costs	—	2	(2)	NM
General and administrative expenses	3,617	4,965	(1,348)	(27.2)%
Legal and accounting	679	1,101	(422)	(38.3)%
Impairment of assets	751	16,821	(16,070)	(95.5)%
Other operating expenses	—	17	(17)	NM
Total operating expenses	13,266	30,492	(17,226)	(56.5)%

OTHER (INCOME) EXPENSE:
Other (income)	(69)	(256)	187	(73.0)%
(Income) from equity method investment	(38)	(2)	(36)	NM
(Gain) on disposition of assets, net	(3,272)	(24,991)	21,719	(86.9)%
Interest expense	5,804	5,075	729	14.4%
Total other (income) expense	2,425	(20,174)	22,599	NM

Net income before income tax expense	3,808	9,894	(6,086)	(61.5)%

Income tax expense	31	9	22	244.4%

NET INCOME	$3,777	$9,885	$(6,108)	(61.8)%

NM=Not Meaningful

The reduction in our net income for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily the result of dispositions that occurred in 2025 and 2026, as well as lower proceeds from a solar lease arrangement with a tenant and crop sales and a higher provision for credit loss allowance, partially offset by higher interest income, and lower cost of goods sold, general and administrative expenses and impairment.

Rental income decreased $1.0 million, or 7.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, resulting primarily from dispositions that occurred in 2025 and 2026 and lower proceeds from a solar lease arrangement with a tenant compared to the six months ended June 30, 2025, as the prior-year period included certain non-recurring amounts.

Crop sales totaled $1.3 million for the six months ended June 30, 2026 compared to $2.3 million for the six months ended June 30, 2025. This decrease was primarily a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025, as well as lower crop prices and harvest timing on the remaining directly operated properties.

Other revenue increased $1.2 million, or 24.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was due to additional interest income as a result of a higher average balance on loans under the FPI Loan Program and financing receivables as well as amortization of points and increased oil and gas royalties. These increases were partially offset by lower auction, brokerage and third-party management income due to the sale of MWA in the fourth quarter of 2025.

Depreciation, depletion and amortization decreased $0.5 million, or 21.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was largely due to asset dispositions in 2025 and 2026 and a lower cost basis on assets impaired during the year ended December 31, 2025.

Property operating expenses decreased $0.4 million, or 14.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, resulting primarily from lower tax, repairs and maintenance, insurance and travel expenses primarily due to dispositions that occurred in 2025 and 2026.

Cost of goods sold totaled $1.2 million for the six months ended June 30, 2026 compared to $2.1 million for the six months ended June 30, 2025. This decrease was primarily a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025 and harvest timing on the remaining directly operated properties.

Provision for credit loss allowance increased $2.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily the result of updated assumptions on the allowance for credit losses and increases in principal balances on loans under the FPI Loan Program. See “Note 6—Loans and Financing Receivables” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the provision for credit loss allowance.

Acquisition and due diligence costs were negligible during the six months ended June 30, 2026 and remained relatively consistent compared to the six months ended June 30, 2025.

General and administrative expenses decreased $1.3 million, or 27.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, resulting primarily from lower compensation and travel expense due to the sale of MWA in November 2025.

Legal and accounting expenses decreased $0.4 million, or 38.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was due to lower expenses associated with litigation-related matters during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Impairment of assets was $0.8 million for the six months ended June 30, 2026 compared to $16.8 million for the six months ended June 30, 2025. Impairment during the six months ended June 30, 2025 related to certain properties on the West Coast while impairment during the six months ended June 30, 2026 relates to one property on the West Coast due to updated market valuations.

Other operating expenses were negligible during the six months ended June 30, 2026 and remained relatively consistent compared to the six months ended June 30, 2025.

Other income decreased $0.2 million, or 73.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily due to lower average cash balances during the six months ended June 30, 2026 that resulted in decreased interest income.

Income from equity method investment was negligible during the six months ended June 30, 2026 and remained relatively consistent compared to the six months ended June 30, 2025.

Gain on disposition of assets, net decreased $21.7 million, or 86.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the farmland value on properties sold relative to book value during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. During the six months ended June 30, 2026, we completed dispositions of two properties in the Corn Belt and West Coast regions for aggregate consideration of $16.4 million and recognized an aggregate net gain on sale of $3.3 million. We completed dispositions of 34 properties for aggregate consideration of $81.6 million, including $2.1 million in seller financing, and recognized an aggregate gain on sale of $25.0 million during the six months ended June 30, 2025.

Interest expense increased $0.7 million, or 14.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was the result of a higher average outstanding balance of debt.

Income tax expense was negligible during the six months ended June 30, 2026 and remained relatively consistent compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

Despite cuts in the federal funds rate by the Federal Reserve in September, November and December 2024 and in September, October and December 2025, interest rates remain high relative to the recent past. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($122.4 million in availability as of June 30, 2026), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company. The Company also has an effective shelf-registration statement that it may use to issue equity or debt securities to raise capital from time to time.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. As of June 30, 2026, we had $26.2 million in debt maturities due within the next 12 months.

During the six months ended June 30, 2026, we repurchased no shares of our common stock under our share repurchase program. As of June 30, 2026, we had authority to repurchase up to an aggregate of $17.9 million in additional shares of our common stock.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of June 30, 2026, refer to “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable” included in the financial statement section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
(in thousands)	2026	2025
Net cash and cash equivalents provided by operating activities	$5,182	$4,186
Net cash and cash equivalents provided by investing activities	$20,714	$67,292
Net cash and cash equivalents (used in) financing activities	$(23,770)	$(98,846)

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

As of June 30, 2026, we had $11.4 million of cash and cash equivalents compared to $51.1 million at June 30, 2025.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities increased by $1.0 million primarily as a result of the following:

●	Receipt of $13.4 million in fixed rent and $0.4 million in tenant reimbursements for the six months ended June 30, 2026 as compared to the receipt of $15.8 million in fixed rent, $0.3 million in variable rent and $0.4 million in tenant reimbursements for the six months ended June 30, 2025;
●	(Gain) loss on disposition of assets, net of $(3.3) million for the six months ended June 30, 2026 compared to $(25.0) million for the six months ended June 30, 2025;
●	A change in accounts receivable of $1.5 million for the six months ended June 30, 2026 compared to $2.7 million for the six months ended June 30, 2025;
●	A change in interest receivable of $(1.9) million for the six months ended June 30, 2026 compared to $(0.1) million for the six months ended June 30, 2025;
●	A change in inventory of $(0.6) million for the six months ended June 30, 2026 compared to $0.1 million for the six months ended June 30, 2025;
●	A change in accrued interest of $0.2 million for the six months ended June 30, 2026 compared to $(0.7) million for the six months ended June 30, 2025; and
●	A change in accrued expenses of $(0.6) million for the six months ended June 30, 2026 compared to $(3.2) million for the six months ended June 30, 2025.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by investing activities decreased by $46.6 million primarily as a result of the following:

●	No property acquisitions during the six months ended June 30, 2026 as compared to property acquisitions of $6.5 million during the six months ended June 30, 2025;
●	Proceeds from disposition of assets during the six months ended June 30, 2026 of $16.4 million as compared to $81.6 million during the six months ended June 30, 2025;
●	Collections on notes receivable under the FPI Loan Program of $7.4 million during the six months ended June 30, 2026 as compared to $4.5 million during the six months ended June 30, 2025; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $2.8 million during the six months ended June 30, 2026 as compared to $12.1 million during the six months ended June 30, 2025.

Cash Flows from Financing Activities

Net cash and cash equivalents (used in) financing activities decreased by $75.1 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the six months ended June 30, 2026 of $80.2 million as compared to $23.0 million during the six months ended June 30, 2025;
●	Repayments on mortgage notes payable during the six months ended June 30, 2026 of $17.0 million as compared to $34.2 million during the six months ended June 30, 2025;
●	No common stock repurchases during the six months ended June 30, 2026 as compared to common stock repurchases of $24.3 million during the six months ended June 30, 2025;
●	Redemption of Series A preferred units during the six months ended June 30, 2026 of $68.2 million as compared to no redemptions during the six months ended June 30, 2025;
●	Dividends on common stock during the six months ended June 30, 2026 of $15.1 million as compared to $58.5 million during the six months ended June 30, 2025; and
●	Distributions to non-controlling interests in operating partnership, common during the six months ended June 30, 2026 of $0.2 million as compared to $1.5 million during the six months ended June 30, 2025.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. The Company incurred an immaterial amount of acquisition and due diligence costs during the three and six months ended June 30, 2026 and 2025. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which were convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except per share amounts)	2026	2025	2026	2025
Net income	$3,131	$7,792	$3,777	$9,885
(Gain) on disposition of assets, net	(3,527)	(24,228)	(3,272)	(24,991)
Depreciation, depletion and amortization	905	1,130	1,815	2,303
Impairment of assets	751	16,821	751	16,821
FFO (1)	$1,260	$1,515	$3,071	$4,018

Stock-based compensation	434	528	902	1,047
Real estate related acquisition and due diligence costs	—	(3)	—	2
Distributions on Series A Preferred Units	—	(743)	(204)	(1,486)
AFFO (1)	$1,694	$1,297	$3,769	$3,581

AFFO per diluted weighted average share data:

AFFO weighted average common shares	44,008	46,765	43,987	46,972

Net income available to common stockholders of Farmland Partners Inc.	$0.07	$0.15	$0.08	$0.18
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.00	0.03	0.00	0.03
Depreciation, depletion and amortization	0.02	0.02	0.04	0.05
Impairment of assets	0.02	0.36	0.02	0.36
Stock-based compensation	0.01	0.01	0.02	0.02
(Gain) on disposition of assets, net	(0.08)	(0.52)	(0.07)	(0.53)
Distributions on Series A Preferred Units	0.00	(0.02)	0.00	(0.03)
AFFO per diluted weighted average share (1)	$0.04	$0.03	$0.09	$0.08

(1)	The six months ended June 30, 2026 and 2025 included approximately $0.5 million and $1.0 million, respectively, of income as a result of a solar lease arrangement with a tenant.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Basic weighted average shares outstanding	43,368	45,248	43,283	45,418
Weighted average OP units on an as-if-converted basis	293	1,130	346	1,167
Weighted average time-based unvested restricted stock	257	320	275	320
Weighted average performance-based unvested restricted stock	90	67	83	67
AFFO weighted average common shares	44,008	46,765	43,987	46,972

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$3,131	$7,792	$3,777	$9,885
Interest expense	3,083	2,437	5,804	5,075
Income tax (benefit) expense	24	(8)	31	9
Depreciation, depletion and amortization	905	1,130	1,815	2,303
Impairment of assets	751	16,821	751	16,821
(Gain) on disposition of assets, net	(3,527)	(24,228)	(3,272)	(24,991)
EBITDAre (1)	$4,367	$3,944	$8,906	$9,102

Stock-based compensation	434	528	902	1,047
Real estate related acquisition and due diligence costs	—	(3)	—	2
Adjusted EBITDAre (1)	$4,801	$4,469	$9,808	$10,151

(1)	The six months ended June 30, 2026 and 2025 included approximately $0.5 million and $1.0 million, respectively, of income as a result of a solar lease arrangement with a tenant.

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

At June 30, 2026, $68.1 million, or 30.3%, of our debt had variable interest rates. The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”).

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of June 30, 2026, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of June 30, 2026, there were no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase to $38.5 million. On November 7, 2019, our Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, our Board of Directors approved a $75.0 million increase. On November 1, 2023, our Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. As of June 30, 2026, we had $17.9 million of capacity remaining under the program.

Issuer Purchases of Equity Securities

Our purchases of equity securities during the three months ended June 30, 2026, including repurchases under the share repurchase program, are presented in the following table.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
April 1, 2026 - April 30, 2026	—	$—	—	$—	—	$17,929
May 1, 2026 - May 31, 2026	—	—	—	—	—	17,929
June 1, 2026 - June 30, 2026	—	—	—	—	—	17,929
Total	—	$—	—	$—	—

⁽¹⁾   There were no shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees during the three months ended June 30, 2026.

Subsequent to June 30, 2026, the Company has not repurchased any shares of common or preferred stock.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: July 30, 2026	/s/ Luca Fabbri
Luca Fabbri
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	/s/ Susan M. Landi
Susan M. Landi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)