Form 10-Q
period 2026-09-30
Farmland Partners Inc.
filed 2026-10-29
CIK 1591670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 23, 2026, 41,978,212 shares of the Registrant’s common stock (42,271,225 on a fully diluted basis, including 293,013 Common Units of limited partnership interests in the registrant’s operating partnership) were outstanding.

Farmland Partners Inc.

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Farmland Partners Inc.

Consolidated Balance Sheets

As of September 30, 2026 (Unaudited) and December 31, 2025

(in thousands, except par value and share data)

	September 30,	December 31,
	2026	2025
ASSETS
Land, at cost	$546,664	$565,002
Grain facilities	7,249	7,476
Groundwater	8,858	8,858
Irrigation improvements	18,002	22,741
Drainage improvements	6,385	6,401
Permanent plantings	12,894	28,049
Other	3,184	3,334
Construction in progress	540	1,190
Real estate, at cost	603,776	643,051
Less accumulated depreciation	(19,735)	(26,783)
Total real estate, net	584,041	616,268
Cash and cash equivalents	7,882	9,293
Assets held for sale	3,244	—
Loans and financing receivables, net	70,955	80,232
Right of use asset, net	384	169
Accounts receivable, net	7,617	4,408
Derivative asset	—	141
Inventory	2,237	2,316
Equity method investments	3,881	4,245
Prepaid and other assets	442	1,993
TOTAL ASSETS	$680,683	$719,065

LIABILITIES AND EQUITY
LIABILITIES
Mortgage notes and bonds payable, net	$238,981	$160,842
Lease liability	384	169
Dividends payable	3,913	11,483
Accrued interest	2,454	2,116
Accrued property taxes	1,785	1,411
Deferred revenue	792	1,243
Accrued expenses	5,199	3,831
Total liabilities	253,508	181,095

Commitments and contingencies (See Note 8)

Redeemable non-controlling interest in operating partnership, Series A preferred units	—	70,583

EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized; 41,978,212 shares issued and outstanding at September 30, 2026, and 43,093,127 shares issued and outstanding at December 31, 2025	420	431
Additional paid in capital	509,618	520,899
Retained earnings	105,453	117,314
Cumulative dividends	(191,295)	(179,641)
Other comprehensive income	—	350
Non-controlling interests in operating partnership	2,979	8,034
Total equity	427,175	467,387

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP AND EQUITY	$680,683	$719,065

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Rental income	$5,646	$5,991	$17,648	$18,985
Crop sales	1,543	2,789	2,887	5,075
Other revenue	2,588	2,471	8,741	7,403
Total operating revenues	9,777	11,251	29,276	31,463

OPERATING EXPENSES
Depreciation, depletion and amortization	900	938	2,715	3,241
Property operating expenses	1,517	1,413	4,160	4,499
Cost of goods sold	1,700	1,838	2,860	3,966
Provision for credit loss reserve	2,332	(49)	4,933	20
Acquisition and due diligence costs	—	—	—	2
General and administrative expenses	1,666	2,294	5,283	7,259
Legal and accounting	2,136	808	2,815	1,909
Impairment of assets	12,043	1,000	12,794	17,821
Other operating expenses	—	2	—	19
Total operating expenses	22,294	8,244	35,560	38,736

OTHER (INCOME) EXPENSE:
Other (income)	(178)	(115)	(247)	(371)
(Income) from equity method investment	(1)	(163)	(39)	(165)
(Gain) loss on disposition of assets, net	12	531	(3,260)	(24,460)
Interest expense	3,173	2,271	8,977	7,346
Total other (income) expense	3,006	2,524	5,431	(17,650)

Net income (loss) before income tax (benefit) expense	(15,523)	483	(11,715)	10,377

Income tax (benefit) expense	(11)	(8)	20	1

NET INCOME (LOSS)	(15,512)	491	(11,735)	10,376

Net (income) loss attributable to non-controlling interests in operating partnership	105	(8)	78	(252)

Net income (loss) attributable to the Company	(15,407)	483	(11,657)	10,124

Dividend equivalent rights allocated to performance-based unvested restricted shares	(8)	(4)	(24)	(12)
Nonforfeitable distributions allocated to time-based unvested restricted shares	(23)	(19)	(68)	(58)
Distributions on Series A Preferred Units	—	(588)	(204)	(2,074)

Net income (loss) available to common stockholders of Farmland Partners Inc.	$(15,438)	$(128)	$(11,953)	$7,980

Basic and diluted per common share data:
Basic net income (loss) available to common stockholders	$(0.36)	$0.00	$(0.28)	$0.18
Diluted net income (loss) available to common stockholders	$(0.36)	$0.00	$(0.28)	$0.18
Basic weighted average common shares outstanding	42,851	43,187	43,137	44,666
Diluted weighted average common shares outstanding	42,851	43,187	43,137	44,666
Dividends declared per common share - regular and special	$0.09	$0.06	$0.27	$0.18

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(15,512)	$491	$(11,735)	$10,376
Amortization of other comprehensive income	—	(202)	(193)	(619)
Net change associated with current period hedging activities	—	(213)	(157)	(240)
Comprehensive income (loss)	(15,512)	76	(12,085)	9,517
Comprehensive (income) loss attributable to non-controlling interests	105	(8)	78	(252)
Comprehensive income (loss) attributable to Farmland Partners Inc.	$(15,407)	$68	$(12,007)	$9,265

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Changes in Equity and Other Comprehensive Income

For the three and nine months ended September 30, 2026 (Unaudited)

(in thousands)

	Stockholders’ Equity
	Common Stock						Non-controlling
			Additional			Other	Interests in
			Paid in	Retained	Cumulative	Comprehensive	Operating	Total
	Shares	Par Value	Capital	Earnings	Dividends	Income	Partnership	Equity
Balance at December 31, 2025	43,093	$431	$520,899	$117,314	$(179,641)	$350	$8,034	$467,387
Net income	—	—	—	640	—	—	6	646
Grant of unvested restricted stock	108	1	—	—	—	—	—	1
Shares withheld for income taxes on vesting of equity-based compensation	(34)	(1)	(410)	—	—	—	—	(411)
Stock-based compensation	—	—	468	—	—	—	—	468
Dividends accrued and paid	—	—	—	(204)	(3,933)	—	(26)	(4,163)
Conversion of common units to shares of common stock	450	5	12,334	—	—	—	(12,339)	—
Net change associated with current period hedging transactions	—	—	—	—	—	(350)	—	(350)
Common stock repurchased and cancellation of shares	—	—	—	—	—	—	(70)	(70)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(7,506)	—	—	—	7,506	—
Balance at March 31, 2026	43,617	$436	$525,785	$117,750	$(183,574)	$—	$3,111	$463,508
Net income	—	—	—	3,110	—	—	21	3,131
Grant of unvested restricted stock	12	—	—	—	—	—	—	—
Stock-based compensation	—	—	434	—	—	—	—	434
Dividends accrued and paid	—	—	—	—	(3,935)	—	(26)	(3,961)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(2)	—	—	—	2	—
Balance at June 30, 2026	43,629	$436	$526,217	$120,860	$(187,509)	$—	$3,108	$463,112
Net (loss)	—	—	—	(15,407)	—	—	(105)	(15,512)
Grant of unvested restricted stock	1	—	—	—	—	—	—	—
Shares withheld for income taxes on vesting of equity-based compensation	—	1	(4)	—	—	—	—	(3)
Stock-based compensation	—	—	468	—	—	—	—	468
Dividends accrued and paid	—	—	—	—	(3,786)	—	(28)	(3,814)
Common stock repurchased and cancellation of shares	(1,652)	(17)	(17,059)	—	—	—	—	(17,076)
Adjustments to non-controlling interests resulting from changes in ownership of operating partnership	—	—	(4)	—	—	—	4	—
Balance at September 30, 2026	41,978	$420	$509,618	$105,453	$(191,295)	$—	$2,979	$427,175

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

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,735)	$10,376
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation, depletion and amortization	2,715	3,241
Amortization of deferred financing fees and discounts/premiums on debt	282	321
Amortization of net origination fees related to notes receivable	(2,072)	(1,850)
Stock-based compensation	1,370	1,562
(Gain) on disposition of assets, net	(3,260)	(24,460)
(Income) from equity method investment	(39)	(165)
Current and expected credit losses	4,933	20
Impairment of assets	12,794	17,821
Amortization of dedesignated interest rate swap	(193)	(619)
Losses on modification and extinguishment of debt	9	23
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(3,209)	(2,569)
(Increase) Decrease in interest receivable	(1,833)	111
(Increase) Decrease in other assets	1,545	1,308
(Increase) Decrease in inventory	80	439
Increase (Decrease) in accrued interest	339	(1,190)
Increase (Decrease) in accrued expenses	1,284	(2,721)
Increase (Decrease) in deferred revenue	(451)	211
Increase (Decrease) in accrued property taxes	342	374
Net cash and cash equivalents provided by operating activities	2,901	2,233

CASH FLOWS FROM INVESTING ACTIVITIES
Real estate acquisitions	—	(7,301)
Real estate and other improvements	(513)	(433)
Distributions from equity method investees	403	50
Collections of principal on loans	11,075	4,997
Origination fees on notes receivable	25	—
Issuances of loans and financing receivables	(2,858)	(12,059)
Proceeds from disposition of assets	17,358	85,539
Net cash and cash equivalents provided by investing activities	25,490	70,793

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from mortgage notes payable	95,200	23,000
Repayments on mortgage notes payable	(17,000)	(57,183)
Common stock repurchased	(17,076)	(37,824)
Payment of debt issuance costs	(352)	—
Payment of swap fees	—	(17)
Redemption of Series A preferred units	(68,204)	—
Redemption of common units	(70)	—
Dividends on common stock	(19,056)	(61,158)
Shares withheld for income taxes on vesting of equity-based compensation	(414)	(273)
Distributions on Series A preferred units	(2,583)	(2,970)
Distributions to non-controlling interests in operating partnership, common	(247)	(1,573)
Net cash and cash equivalents (used in) financing activities	(29,802)	(137,998)

Net (decrease) in cash and cash equivalents	(1,411)	(64,972)
Cash and cash equivalents, beginning of period	9,293	78,441
Cash and cash equivalents, end of period	$7,882	$13,469

Cash paid during period for interest	$8,375	$8,783
Cash paid during period for taxes	$—	$—

See accompanying notes.

Farmland Partners Inc.

Consolidated Statements of Cash Flows (continued)

For the nine months ended September 30, 2026 and 2025

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Dividend payable, common stock	$3,878	$2,652
Dividend payable, common units	$26	$45
Distributions payable, Series A preferred units	$—	$2,074
Additions to real estate improvements included in accrued expenses	$105	$58
Origination fees included in notes receivable	$—	$591
Swap fees payable included in accrued interest	$—	$36
Noncash conversion of accrued interest to notes receivable principal	$1,509	$—
Prepaid property tax liability acquired in acquisitions	$—	$8
Conversion of common units to shares of common stock	$12,339	$7,649
Right-of-use assets obtained in exchange for new operating lease liabilities	$348	$626

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

FPI is the sole member of the sole general partner of Farmland Partners Operating Partnership, LP (the “Operating Partnership”), which was formed in Delaware on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership. As of September 30, 2026, FPI owned a 99.3% interest in the Operating Partnership. See “Note 9—Stockholders’ Equity and Non-controlling Interests” for additional discussion regarding Class A Common units of limited partnership interest in the Operating Partnership (“Common units”) and Series A preferred units of limited partnership interest in the Operating Partnership (“Series A preferred units”). Unlike holders of FPI’s common stock, par value $0.01 per share (“common stock”), holders of the Operating Partnership’s Common units and Series A preferred units generally do not have voting rights or the power to direct the affairs of FPI. As the sole member of the sole general partner with control of the Operating Partnership, FPI is the primary beneficiary and therefore consolidates the Operating Partnership in accordance with accounting standards for consolidation of variable interest entities. As of September 30, 2026, the Operating Partnership owned a 9.97% equity interest in an unconsolidated equity method investment that holds 11 properties.

References to the “Company,” “we,” “us,” or “our” mean collectively FPI and its consolidated subsidiaries, including the Operating Partnership.

As of September 30, 2026, the Company owned a portfolio of approximately 70,000 acres of farmland, which is consolidated in these financial statements. In addition, as of September 30, 2026, the Company owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag-Pro Ohio, LLC (“Ag Pro”) under the John Deere brand (see “Note 6—Loans and Financing Receivables”).

On March 16, 2015, the Company formed FPI Agribusiness Inc., a wholly owned subsidiary (the “TRS” or “FPI Agribusiness”), as a taxable REIT subsidiary. We engage directly in farming and provide volume purchasing services to our tenants through the TRS. As of September 30, 2026, the TRS performed direct farming operations on 1,840 acres of farmland owned by the Company located in California.

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

Interim Financial Information

The information in the accompanying consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited. The accompanying consolidated financial statements include adjustments based on management’s estimates (consisting of normal and recurring accruals), which the Company considers necessary for a fair presentation of the results for the periods. The financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2026. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of actual operating results for the entire year ending December 31, 2026.

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

Liquidity Policy

The Company manages its liquidity position and expected liquidity needs taking into consideration current cash balances, undrawn availability under its lines of credit ($107.4 million as of September 30, 2026), and reasonably expected cash receipts. The business model of the Company, and of real estate investment companies in general, utilizes debt as a structural source of financing. When debt becomes due, it is generally refinanced rather than repaid using the Company’s cash flow from operations. The Company has a history of being able to refinance its debt obligations prior to maturity. Furthermore, the Company also has a substantial portfolio of real estate assets and demonstrated ability to readily sell assets if necessary to fund any immediate liquidity needs. As of September 30, 2026, the Company had $239.0 million of mortgage and other debt against a portfolio of real estate assets with a net book value of $584.0 million.

Assets Held for Sale

The Company has determined that certain assets meet the criteria of assets held for sale in accordance with ASC Topic 360, “Property, Plant, and Equipment”. These assets are measured at the lower of (i) the carrying value and (ii) the fair value of the assets, less costs to sell. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement. Effective with the designation of the assets as held for sale, the Company suspended recording depreciation of the assets which resulted in an immaterial decrease in depreciation during the three and nine months ended September 30, 2026.

As of September 30, 2026, the Company had $3.2 million classified as held for sale within the accompanying consolidated balance sheets. The balance includes the value of one property that was actively marketed for sale. The balance of this property consists entirely of real estate assets. The Company measured the property at its fair value less expected costs to sell, resulting in an impairment of $0.4 million during the three and nine months ended September 30, 2026. The impairment charge is included in “Impairment of assets” in the Consolidated Statements of Operations. The estimate of fair value was determined based on the expected proceeds from the sale. For each of the three and nine months ended September 30, 2026, this property resulted in an aggregate operating loss of less than $0.1 million prior to impairment. The Company does not expect further losses as a result of the valuation or sale of this property.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts was less than $0.1 million as of each of September 30, 2026 and December 31, 2025. An allowance for doubtful accounts is recorded on the Consolidated Statements of Operations as a reduction to rental revenue if in relation to revenues recognized in the year, or as property operating expenses if in relation to revenue recognized in the prior years.

Current Expected Credit Losses Reserve

The current expected credit loss, or CECL, reserve required under the ASC Topic 326 “Financial Instruments – Credit Losses” or ASC 326, reflects our current estimate of potential credit losses related to our notes and financing receivables included in our consolidated balance sheets. Changes to the CECL reserves are recognized through net income on our consolidated statements of operations. See Note 6 – Loans and Financing Receivables.

Inventory

Inventory consists of costs related to crops grown on farms directly operated by the TRS and is separated into growing crop inventory, harvested crop inventory or general inventory, as appropriate.

As of September 30, 2026 and December 31, 2025, inventory consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Harvested crop	$174	$83
Growing crop	2,063	2,233
	$2,237	$2,316

Goodwill and Intangible Assets

During the three and nine months ended September 30, 2025, the Company did not incur any impairment charges related to goodwill and intangible assets. The Company recorded amortization of customer relationships of less than $0.1 million during each of the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, there was no amortization of customer relationships. In November 2025, the Company sold its subsidiary and, as a result, no longer has goodwill or intangible assets on its balance sheet.

Impairment of Real Estate Assets

During the nine months ended September 30, 2026, the Company recorded impairment of certain properties on the West Coast in connection with the listing for sale of the properties. The assets were written down to their estimated fair value. This is considered a Level 3 measurement under the fair value hierarchy. Level 3 measurements are defined as inputs to the valuation methodology that are unobservable, supported by little or no market activity and are significant to the fair value measurement. The assets were valued based upon updated market expectations. As a result, the Company recognized $12.0 million and $12.8 million of impairment on real estate assets in the accompanying financial statements during the three and nine months ended September 30, 2026, respectively. This impairment includes $0.4 million of impairment related to the assets held for sale during each of the three and nine months ended September 30, 2026 (see “Note 1—Organization and Significant Accounting Policies—Assets Held For Sale”).

Fair Value

The following table summarizes the carrying amounts and estimated fair values including residual values of the Company's financial instruments disclosed in “Note 6—Loans and Financing Receivables” and Note 7—Mortgage Notes, Lines of Credit and Bonds Payable”. Certain prior year amounts have been corrected to conform with the current period calculations of the estimated fair value, which now include residual values of the financing receivables. Such changes had no effect on net income or total equity and were immaterial.

	Carrying Value (1)		Fair Value
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Financial Assets:
Loans under FPI Loan Program (Note 6)	$52,874	$44,581	$55,035	$47,508
Financing Receivables (Note 6)	$25,223	$40,225	$24,163	$41,280
Financial Liabilities:
Mortgage Notes and Bonds Payable (Note 7)	$239,791	$161,591	$225,592	$157,028
(1)	Carrying value represents the principal balance outstanding

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

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2026	2025	2026	2025
Net income (loss)	$(15,512)	$491	$(11,735)	$10,376
(Gain) loss on disposition of assets, net	12	531	(3,260)	(24,460)
Depreciation, depletion and amortization	900	938	2,715	3,241
Impairment of assets	12,043	1,000	12,794	17,821
FFO (1)	$(2,557)	$2,960	$514	$6,978

Stock-based compensation	468	515	1,370	1,562
Real estate related acquisition and due diligence costs	—	—	—	2
Distributions on Series A Preferred Units	—	(588)	(204)	(2,074)
AFFO (1)	$(2,089)	$2,887	$1,680	$6,468

AFFO per diluted weighted average share data:

AFFO weighted average common shares	43,494	44,320	43,821	46,084

Net income (loss) available to common stockholders of Farmland Partners Inc.	$(0.36)	$0.00	$(0.28)	$0.18
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.00	0.02	0.00	0.05
Depreciation, depletion and amortization	0.02	0.02	0.06	0.07
Impairment of assets	0.28	0.02	0.30	0.39
Stock-based compensation	0.01	0.01	0.03	0.03
(Gain) loss on disposition of assets, net	0.00	0.01	(0.07)	(0.53)
Distributions on Series A Preferred Units	0.00	(0.01)	0.00	(0.05)
AFFO per diluted weighted average share (1)	$(0.05)	$0.07	$0.04	$0.14

(1)	The nine months ended September 30, 2026 and 2025 included approximately $0.5 million and $1.0 million, respectively, of income as a result of a solar lease arrangement with a tenant.

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

Fixed Rent and Variable Rent: Certain of the Company’s leases provide for a minimum fixed rent plus variable rent based on gross farm revenue.

The following table presents rental income that is disaggregated by revenue source for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Fixed Farm Rent	$4,503	$4,872	$13,830	$14,623
Solar, Wind and Recreation Rent	442	452	1,861	2,290
Tenant Reimbursements	665	619	1,756	1,800
Variable Rent	36	48	201	272
	$5,646	$5,991	$17,648	$18,985

The Company’s leases generally have terms ranging from one to three years, with some extending up to 40 years (e.g., renewable energy leases). Payments received in advance are included in deferred revenue until they are earned. As of September 30, 2026 and December 31, 2025, the Company had $0.8 million and $1.2 million, respectively, in deferred revenue.

The majority of the Company’s revenue is derived from rental income. The Company elected an accounting policy to account for both its lease and non-lease components (specifically, tenant reimbursements) as a single lease component under Accounting Standards Codification (“ASC”) 842, Lease Accounting.

The following sets forth a summary of rental income recognized during the three and nine months ended September 30, 2026 and 2025:

	Rental income recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Leases in effect at the beginning of the year	$5,560	$5,493	$17,544	$17,715
Leases entered into during the year	86	498	104	1,270
	$5,646	$5,991	$17,648	$18,985

Future minimum fixed rent payments from tenants under all non-cancelable leases in place as of September 30, 2026, including lease advances when contractually due, but excluding crop share and tenant reimbursement of expenses, for the remainder of 2026 and each of the next four years and thereafter as of September 30, 2026 are as follows:

(in thousands)	Future rental
Year Ending December 31,	payments
2026 (remaining three months)	$4,200
2027	13,050
2028	4,582
2029	3,990
2030	3,578
Thereafter	37,801
$67,201

Since lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only.

Crop Sales: For farms directly operated through the TRS, the Company records revenue from the sale of harvested crops when the harvested crop has been contracted to be delivered to a grain or packing facility and title has transferred. During the three months ended September 30, 2026 and 2025, revenues from the sale of harvested crops recognized were $1.5 million and $2.8 million, respectively. Revenues from the sale of harvested crops recognized were $2.9 million and $5.1 million, respectively, during the nine months ended September 30, 2026 and 2025. During the three months ended September 30, 2026 and 2025, the cost of harvested crops sold was $1.7 million and $1.8 million, respectively. The cost of harvested crops sold was $2.9 million and $4.0 million, respectively, during the nine months ended September 30, 2026 and 2025. Harvested crops are recorded using the market price at the date the harvested crop is delivered to the grain or packing facility and title has transferred.

Other Revenue: Other revenue includes crop insurance proceeds, auction fees, brokerage fees, interest income, and property management income. In November 2025, the Company sold Murray Wise Associates, LLC (“MWA”) to a third party, and therefore no longer provides auction, brokerage and property management services. Crop insurance proceeds are recognized when the amount is determinable and collectible. Crop insurance proceeds are generally received in lieu of crop sales on farms directly operated through the TRS. The Company generated auction revenue by contracting with a real estate owner to market and auction farm property. Successful bidders signed a purchase agreement immediately following the auction. Auction fee revenue was recognized upon completion of the auction. The Company generated real estate brokerage commissions by acting as a broker for real estate investors or owners seeking to buy or sell farm property. Revenue from brokerage fees was recognized upon completion of the transaction. Property management revenue was recognized over the term of the contract as services were being provided. The Company collected property management fees in advance of the commencement of property management activities on behalf of third parties and included them in deferred revenue until they were earned over the life of the contract. Interest income is recognized on loans and financing receivables on an accrual basis over the life of the loans. Direct origination costs are netted against loan origination fees and are amortized over the life of the note using the straight-line method, which approximates the effective interest method, as an adjustment to interest income which is included as a component of other revenue in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025.

The following table presents other revenue that is disaggregated by revenue source for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Auction and brokerage fees	$—	$2	$—	$274
Crop insurance proceeds	—	99	83	134
Property management income	—	215	—	695
Interest income	1,708	1,508	5,290	4,280
Amortization of points income	606	632	2,072	1,850
Other	274	15	1,296	170
	$2,588	$2,471	$8,741	$7,403

Note 3—Concentration Risk

Credit Risk

Revenue for the three and nine months ended September 30, 2026 is not necessarily indicative of actual revenue for the entire year ending December 31, 2026. The Company receives a significant portion of its variable rental payments in the fourth quarter of each year, typically resulting in at least one tenant concentration of 10% or greater of revenue in that quarter and for the year. If a significant tenant, representing a tenant concentration, fails to make rental payments to the Company or elects to terminate its leases, and the land cannot be re-leased on satisfactory terms, there may be a material adverse effect on the Company’s financial performance. For the three and nine months ended September 30, 2026 and 2025, the Company had tenant concentrations of 10% or greater of rental income, as presented in the table below.

	Rental Income Recognized
	For the three months ended		For the nine months ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Tenant A	$1,032	$977	$3,095	$2,932
Tenant B	$751	$747	$2,719	$3,247
Tenant C	$720	$720	$2,160	$2,170

	Approximate % of Rental Income
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Tenant A	18.3%	16.3%	17.5%	15.4%
Tenant B	13.3%	12.5%	15.4%	17.1%
Tenant C	12.8%	12.0%	12.2%	11.4%

Geographic Risk

The following table summarizes the percentage of approximate total acres owned as of September 30, 2026 and 2025, and the fixed and variable rent recorded by the Company for the three and nine months ended September 30, 2026 and 2025 by location of the farm:

	Approximate %		Rental Income (1)
	of total acres		For the three months ended		For the nine months ended
	As of September 30,		September 30,		September 30,
Location of Farm (2)	2026	2025	2026	2025	2026	2025
Corn Belt	51.9%	52.8%	68.5%	67.4%	66.0%	65.4%
Delta and South	9.2%	10.0%	5.8%	5.4%	5.5%	2.9%
High Plains	10.5%	9.8%	6.6%	7.1%	6.8%	7.3%
Southeast	14.5%	13.5%	4.7%	3.4%	3.8%	3.3%
West Coast	13.9%	13.9%	14.4%	16.7%	17.9%	21.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Note 4—Related Party Transactions

The Company did not have any related party transactions during the three and nine months ended September 30, 2026 and 2025.

Note 5—Real Estate

During the nine months ended September 30, 2026, the Company had no acquisitions of properties.

During the nine months ended September 30, 2025, the Company completed acquisitions of six properties in the Corn Belt region. Aggregate cash consideration for these acquisitions totaled $7.3 million. No intangible assets were acquired through these acquisitions.

During the nine months ended September 30, 2026, the Company completed dispositions of three properties in the Corn Belt and West Coast regions. The Company received $17.4 million in aggregate consideration and recognized an aggregate net gain on sale of $3.3 million.

During the nine months ended September 30, 2025, the Company completed dispositions of 35 properties for aggregate consideration of $85.5 million, including $2.1 million in seller financing, and recognized an aggregate gain on sale of $24.5 million.

During the three and nine months ended September 30, 2026 and 2025, the Company incurred an immaterial amount of costs related to acquisitions and due diligence.

Note 6—Loans and Financing Receivables

The Company offers a loan program (the “FPI Loan Program”) pursuant to which the Company makes loans to landowners with whom we have established relationships and third-party farmers (both tenant and non-tenant) to provide financing for business operations, property acquisitions, working capital requirements, operational farming activities, farming infrastructure projects and non-farming business needs. The Company seeks to make loans that are collateralized by farm and non-farm real estate, crops (growing or stored), agricultural equipment and/or other collateral and in principal amounts of $1.0 million or more, generally with fixed interest rates and maturities of up to six years. The Company expects the borrower to repay the loans in accordance with the loan agreements based on farming operations, other business operations and/or personal income and assets, and access to other forms of capital, as permitted.

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

On December 5, 2025, the Company acquired a property in West Virginia in a sale leaseback transaction. The transaction meets the definition of a sales type-lease and is accounted for as a financing arrangement under ASC 310, Receivables, as a result of a repurchase obligation. The original lease and repurchase obligation matured in April 2026; however, on March 31, 2026, the Company executed an extension of the lease term through December 31, 2026. The discount rate used for the transaction was 12.0%. In April 2026, the repurchase obligation converted to an obligation under a mortgage note.

As of September 30, 2026 and December 31, 2025, the Company held the following loans and financing receivables:

($ in thousands)		Outstanding as of		Maturity
Loan	Terms	September 30, 2026	December 31, 2025	Date
Loans under FPI Loan Program:
Mortgage Note (1)	Principal due at maturity & interest due quarterly	$1,842	$1,842	3/4/2027
Mortgage Note (2)	Principal due at maturity & interest due quarterly	1,800	1,800	11/17/2028
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	20,328	21,121	12/31/2026
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	5,583	5,402	12/31/2026
Mortgage Note (3) (10)	Principal due at maturity & interest due monthly	277	4,000	12/31/2026
Mortgage Note (4)	Principal due at maturity & interest due monthly	—	2,100	6/15/2026
Mortgage Note (5)	Principal due at maturity & interest due quarterly	2,444	2,716	4/1/2027
Mortgage Note (6)	Principal due at maturity & interest due monthly	3,250	3,250	11/15/2030
Mortgage Note (9) (10)	Principal due at maturity & interest due monthly	17,350	2,350	12/31/2026
Total outstanding principal		52,874	44,581
Sale-leaseback transactions accounted for as financing arrangements:
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	6,419	6,397	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	4,496	4,496	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	3,569	3,567	11/17/2037
Financing Receivable, net (7)	Monthly payments in accordance with lease agreement	3,219	3,224	11/17/2037
Financing Receivable, net (8)	Monthly payments in accordance with lease agreement	7,520	7,411	12/31/2029
Financing Receivable, net (9) (10)	Monthly payments in accordance with lease agreement	—	15,130	4/4/2026
Total financing receivable		25,223	40,225
Interest receivable (net of unamortized points)		(51)	(2,416)
Reserve for credit losses		(7,091)	(2,158)
Provision for interest receivable		—	—
Total Loans and financing receivables, net		$70,955	$80,232
(1)	On March 3, 2022, the Company entered into two loans with the same party secured against farmland.
(2)	On November 17, 2023, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(3)	On October 29, 2024, December 20, 2024, and April 17, 2025, the Company entered into loan agreements with the same party secured against certain properties. On December 5, 2025, the Company amended the existing loans and entered into an additional loan agreement.
(4)	On February 4, 2025, the Company entered into a loan agreement secured by farmland in connection with a property disposition.
(5)	On March 28, 2025, the Company entered into a loan agreement secured by farmland.
(6)	On November 15, 2025, the Company entered into a loan agreement whereby the Company has a security interest in all revenues and other amounts under certain contracts in connection with the disposition of MWA.
(7)	On November 18, 2022, the Company acquired land and buildings for four agriculture equipment dealerships in Ohio, accounted for as financing transactions. In addition, the Company purchased a parking lot adjacent to one of the dealerships in April 2025. The leases may be extended beyond the stated maturity date, for up to an additional 20 years, at the option of the tenant.
(8)	On December 18, 2024, the Company entered into a sale leaseback transaction accounted for as a financing transaction, with a lease term of five years.
(9)	On December 5, 2025 the Company entered into a sale leaseback transaction accounted for as a financing transaction. On March 31, 2026, the Company executed an extension of the lease term through December 31, 2026. Upon the original expiration in April 2026, the financing receivable converted to a note receivable and is included under “Loans under the FPI Loan Program” as of September 30, 2026 in the table above.
(10)	Effective March 31, 2026, the Company amended the loan agreement whereby past due interest and rent through April 30, 2026 was converted into principal.

Loans and financing receivables are stated at their unpaid principal balance and include unamortized direct origination costs and accrued interest through the reporting date, less any reserve for losses and unamortized borrower paid points. The Company monitors its receivables based upon historical collection experience, loan-to-value ratios, delinquency status, collateral values, current trends, long-term probability of default (“PD”) and estimated loss given default (“LGD”). Information used to assess the credit quality indicators was last updated during the third quarter of 2026. Accrued interest write-offs are recognized as credit loss expense. As of September 30, 2026, accrued interest on four loans from a single borrower was approximately one month due (most of which was subsequently collected on October 1, 2026), and rent related to one financing receivable from the same borrower was approximately five months past due. The loan agreements were amended to convert the outstanding amounts into principal totaling approximately $0.0 million and $1.5 million during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the total outstanding balance from this borrower was $43.5 million in loans receivable and $7.5 million in financing receivables. The total outstanding balance from this borrower was $32.9 million in loans receivable and $22.5 million in financing receivables as of December 31, 2025. The Company has estimated its credit losses on its loan balances in accordance with ASC 326, Financial Instruments—Credit Losses, to be $6.8 million and $1.9 million, respectively, as of September 30, 2026 and December 31, 2025. Additionally, the Company has recorded a reserve for credit losses on its financing receivables of $0.3 million and $0.2 million, respectively, as of September 30, 2026 and December 31, 2025. Credit loss expense related to receivables were $4.9 million and less than $0.1 million, respectively, during the nine months ended September 30, 2026 and 2025. There were no charge-offs during the nine months ended September 30, 2026 and 2025. There were recoveries of $0.2 million and less than $0.1 million, respectively, during the nine months ended September 30, 2026 and 2025. The increase in the provision for credit loss reserve during the nine months ended September 30, 2026 primarily relates to updated assumptions, including estimated probabilities of collection, and an increase in the loan balances with the single borrower noted above. The increases in the loan balances are the result of the conversion of outstanding amounts into principal and payments for operating and marketing expenses aimed at preserving and improving the collateral’s value and marketability.

The following tables detail the reserve for credit losses as of September 30, 2026 and December 31, 2025:

	September 30, 2026
($ in thousands)	Amortized Cost	Reserve	Loans and financing receivables, net	Reserve as a % of Amortized Cost
Loans under FPI Loan Program	$52,823	$(6,769)	$46,054	12.81%
Financing Receivables	25,223	(322)	24,901	1.28%
Totals	$78,046	$(7,091)	$70,955	9.09%

	December 31, 2025
($ in thousands)	Amortized Cost	Reserve	Loans and financing receivables, net	Reserve as a % of Amortized Cost
Loans under FPI Loan Program	$42,165	$(1,926)	$40,239	4.57%
Financing Receivables	40,225	(232)	39,993	0.58%
Totals	$82,390	$(2,158)	$80,232	2.62%

The following chart reflects the roll-forward of the allowance for credit losses for our loans and financing receivables for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
($ in thousands)	2026	2025
Balance at beginning of period	$(2,158)	$(281)
Initial reserve for financing receivables	—	—
Initial reserve for loan receivables	—	(69)
Current period change in credit reserve	(5,087)	—
Charge-offs	—	—
Recoveries	154	49
Balance at end of period	$(7,091)	$(301)

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

Note 7—Mortgage Notes, Lines of Credit and Bonds Payable

As of September 30, 2026 and December 31, 2025, the Company had the following indebtedness outstanding:

								Book
		Annual						Value of
($ in thousands)		Interest			Principal			Collateral
		Rate as of		Next	Outstanding as of			as of
	Interest	September 30,	Interest Rate	Adjustment	September 30,	December 31,	Maturity	September 30,
Loan	Payment Terms	2026	Terms	Date	2026	2025	Date	2026
Farmer Mac Facility	Monthly	4.98%	SOFR + 1.30%	N/A	$63,200	$—	December 2028	107,032
MetLife Term Loan #1	Semi-annual	5.49%	Fixed for 3 years	February 2029	67,086	67,086	February 2036	90,502
MetLife Term Loan #4	Semi-annual	5.58%	Fixed for 3 years	N/A	1,200	1,200	June 2027	2,696
MetLife Term Loan #5	Semi-annual	5.19%	Fixed for 3 years	N/A	1,827	1,827	January 2027	5,356
MetLife Term Loan #6	Semi-annual	5.18%	Fixed for 3 years	N/A	16,226	16,226	February 2027	26,241
MetLife Term Loan #7	Semi-annual	5.38%	Fixed for 3 years	N/A	6,934	6,934	June 2027	12,123
MetLife Term Loan #8	Semi-annual	4.12%	Fixed for 10 years	December 2027	35,200	35,200	December 2042	110,042
MetLife Term Loan #9	Semi-annual	6.37%	Fixed for 3 years	May 2027	6,400	6,400	May 2028	12,413
MetLife Term Loan #10	Semi-annual	6.36%	Fixed	N/A	21,806	21,806	October 2030	35,717
MetLife Facility	Quarterly	5.69%	SOFR + 1.95%	N/A	—	—	October 2027	70,819
Rabobank (1)	Semi-annual	5.50%	SOFR + 1.81%	N/A	4,912	4,912	March 2028	8,633
Rutledge Facility	Quarterly	5.13%	SOFR + 1.40%	N/A	15,000	—	February 2027	104,505
Total outstanding principal					239,791	161,591		$586,079
Debt issuance costs					(810)	(749)
Unamortized premium					—	—
Total mortgage notes and bonds payable, net					$238,981	$160,842
(1)	The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”).

Farmer Mac Debt

The Operating Partnership has a bond purchase agreement entered into in October 2022 and amended in December 2025 (the “Farmer Mac Facility”) with Federal Agricultural Mortgage Corporation and its wholly owned subsidiary, Farmer Mac Mortgage Securities Corporation (collectively, “Farmer Mac”). As of September 30, 2026 and December 31, 2025, there was approximately $63.2 million and $0.0 million, respectively, in aggregate principal amounts outstanding and $26.4 million and $62.6 million, respectively, in additional capacity available under the Farmer Mac Facility. The Farmer Mac debt is secured by loans which are, in turn, secured by first-lien mortgages on agricultural real estate owned by wholly owned subsidiaries of the Operating Partnership. Farmer Mac Bond #6 and Farmer Mac Bond #7 were repaid in April 2025 upon their maturity. While Farmer Mac Bond #6 and Farmer Mac Bond #7 bore fixed interest rates of 3.69% and 3.68%, respectively, the Farmer Mac Facility bears interest of one-month term SOFR, plus an applicable margin. The applicable margin for the credit facility is 1.30% to 1.50%, depending on the aggregate principal amount outstanding. As of September 30, 2026, the applicable margin was 1.30%. In connection with the agreements, the Company entered into a guaranty agreement whereby the Company agreed to guarantee the full performance of the Operating Partnership’s duties and obligations under the Farmer Mac debt. The Farmer Mac debt is subject to the Company’s ongoing compliance with a number of customary affirmative and negative covenants, as well as a maximum loan-to-value ratio of not more than 60%. The Company was in compliance with all applicable covenants at September 30, 2026. In addition, under the Farmer Mac Facility, the Operating Partnership may request that Farmer Mac purchase additional bonds up to an additional $200.0 million, which Farmer Mac may approve at its sole discretion.

MetLife Debt

As of each of September 30, 2026 and December 31, 2025, the Company had $156.7 million in aggregate principal amounts outstanding under the credit agreements between Metropolitan Life Insurance Company (“MetLife”) and certain of the Company’s subsidiaries (collectively, the “MetLife credit agreements”). Each of the MetLife credit agreements contains a number of customary affirmative and negative covenants, including the requirement to maintain a loan to value ratio of no greater than 60%.

The Company also has a credit facility with MetLife that provides the Company with access to additional liquidity on a revolving credit basis at a floating rate of interest equal to three-month term SOFR plus 195 basis points. As of September 30, 2026, the facility size was $50.0 million, no amounts had been borrowed and all $50.0 million remained available under the senior secured revolving line of credit entered into by the Operating Partnership with MetLife in

October 2022 (the “MetLife Facility”). As of September 30, 2026, the Company was in compliance with all covenants under the MetLife credit agreements and MetLife guarantees.

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

Rabobank Mortgage Note

As of each of September 30, 2026 and December 31, 2025, the Company and the Operating Partnership had $4.9 million in aggregate principal amounts outstanding under a mortgage note with Rabobank (the “Rabobank Mortgage Note”). The Company was in compliance with all covenants under the Rabobank Mortgage Note as of September 30, 2026.

Rutledge Facility

As of September 30, 2026 and December 31, 2025, the Company and the Operating Partnership had $15.0 million and $0.0 million in aggregate principal amounts outstanding, respectively, under a credit agreement (the “Rutledge Facility”) with Rutledge Investment Company (“Rutledge”). In January 2026, the credit facility was amended to reduce the facility size to $46.0 million. The Company accounted for this amendment as a debt modification, and as a result, recognized a non-cash loss of less than $0.01 million during the nine months ended September 30, 2026 within Other (income) expense in the Company’s Consolidated Statement of Operations.

The interest rate for the Rutledge Facility is based on three-month SOFR plus 140 basis points. Generally, the Rutledge Facility contains terms consistent with the Company’s prior loans with Rutledge, including, among others, the representations and warranties, affirmative, negative and financial covenants and events of default.

In connection with the Rutledge agreement, the Company and the Operating Partnership each entered into separate guarantees whereby the Company and the Operating Partnership jointly and severally agreed to unconditionally guarantee the obligations under the Rutledge Facility (the “Rutledge guarantees”). The Rutledge guarantees contain a number of customary affirmative and negative covenants. As of September 30, 2026, the facility size was $46.0 million, $15.0 million had been borrowed and $31.0 million remained available under the facility and the Company was in compliance with all covenants under the loan agreements relating to the Rutledge Facility.

Debt Issuance Costs

The Company incurred $0.4 million and $0.0 million, respectively, in debt issuance costs during the nine months ended September 30, 2026 and 2025. During each of the nine months ended September 30, 2026 and 2025, the Company recorded amortization expense of $0.3 million which is included in interest expense in the accompanying Consolidated Statements of Operations. Accumulated amortization of deferred financing fees was $1.9 million and $3.0 million as of September 30, 2026 and December 31, 2025, respectively.

Aggregate Maturities

As of September 30, 2026, aggregate maturities of long-term debt for the succeeding years are as follows:

($ in thousands)
Year Ending December 31,	Future Maturities
2026 (remaining three months)	$—
2027	41,187
2028	74,512
2029	—
2030	21,806
Thereafter	102,286
$239,791

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

Note 8—Commitments and Contingencies

Office Leases

As of September 30, 2026, the Company had four leases in place for office space and office equipment with payments ranging between $252 and $14,547 per month and lease terms expiring between November 2026 and January 2029. The Company recognizes right of use assets and related lease liabilities in the consolidated balance sheets. The Company estimated the value of the lease liabilities using discount rates ranging from 5.26% to 5.55%, equivalent to the rates we would pay on a secured borrowing with similar terms to the lease at the inception of the lease. Options to extend the lease are excluded in our minimum lease terms unless the option is reasonably certain to be exercised. During each of the three months ended September 30, 2026 and 2025, the Company’s total lease costs were less than $0.1 million. The Company’s total lease costs were $0.2 million during each of the nine months ended September 30, 2026 and 2025. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in our consolidated balance sheets, are as follows (in thousands):

($ in thousands)	Future rental
Year Ending December 31,	payments
2026 (remaining three months)	$46
2027	177
2028	173
2029	15
2030	—
Thereafter	—
Total lease payments	411
Less: imputed interest	(27)
Lease liability	$384

Litigation

In the ordinary course of business, the Company is subject to various litigation, claims and assessments. The total outstanding claims against the Company are an aggregate of approximately $3.5 million. The Company’s accrual for these claims is approximately $2.5 million, of which $1.8 million was recorded during the three months ended September 30, 2026, and is recorded in legal and accounting expense.

On July 2, 2021, the Company filed a complaint against First Sabrepoint Capital Management, LP, Sabrepoint Capital Partners, LP, Sabrepoint Capital Participation, LP, George Baxter, and Donald Marchiony (collectively, “Sabrepoint”) in the Civil District Courts of Dallas County, Texas seeking relief for their role, as alleged in the complaint, in the previously disclosed 2018 “short and distort” scheme to profit from an artificial decline in our stock price. Certain Sabrepoint defendants had prevailed previously on a motion to dismiss the case against them in the Rota Fortunae action in the United States District Court for the District of Colorado (where the state case had been removed) solely on personal jurisdiction grounds. On December 17, 2021, the Company's claims against Sabrepoint in Texas were dismissed by the trial court, which granted (i) Sabrepoint's motion for summary judgment on collateral estoppel grounds, and (ii) motion to dismiss pursuant to the Texas Citizens Participation Act (“TCPA”). On March 21, 2022, after the Company filed a notice signaling an intent to appeal both orders, the Court of Appeals for the Fifth District of Texas (the “Court of Appeals”) entered an order declaring the trial court's TCPA order “VOID because the motion was denied by operation of law….” Accordingly, the Company narrowed its appeal to the trial court's grant of summary judgment. On January 26, 2022, Sabrepoint filed a motion for attorney's fees relating to the defense of that action. The trial court granted the motion for certain fees claimed by Sabrepoint as relating to its pursuit of its TCPA motion, but as noted above, the Court of Appeals subsequently overturned the TCPA order that formed the basis of Sabrepoint’s fee request, mooting the motion and the Court’s order on the same. On June 30, 2023, the Court of Appeals granted the Company’s appeal, determining that the Company’s claims against Sabrepoint are not barred, reversing the trial court and remanding the case for further proceedings on the merits. On October 13, 2023, Sabrepoint filed a Petition for Review with the Texas Supreme Court, requesting the court to review the Court of Appeals’ decision. The Company filed a response to the Sabrepoint Petition for Review with the Texas Supreme Court on December 27, 2023. Sabrepoint filed a reply in support of its petition on January 25, 2024, and on February 16, 2024, the court requested a briefing on the merits. On January 16, 2025, the Texas Supreme Court held oral arguments, and on April 25, 2025 the court issued an order affirming the Texas Court of Appeals’ decision that the Company’s claims are not barred under the doctrine of collateral estoppel, and remanding the case to the Court of Appeals for further briefing with respect to Sabrepoint’s TCPA motion. On October 20, 2025, the Company filed its petition with the Texas Court of Appeals, and on January 20, 2026 Sabrepoint filed its response. On October 15, 2026, the Texas Court of Appeals issued an order reversing the trial court’s dismissal of the majority of FPI’s claims against Sabrepoint, including its claims for defamation, business disparagement, civil conspiracy, tortious interference with prospective business relations, and violation of the Colorado Consumer Protection Act, and affirming only the dismissal of FPI’s claims for unjust enrichment, money had and money received and negligent hiring or retention.  While there can be no assurance as to the ultimate outcome of future proceedings, FPI intends to vigorously pursue its claims against Sabrepoint.

On March 3, 2022, former tenants of a farm located in Cameron Parish, Louisiana filed a breach of contract lawsuit against FPI Colorado LLC (“FPI Colorado”), Dixie Water, LLC (“Dixie”) and Conn Properties, LLC (“Conn”) in the Cameron Parish, Louisiana District Court, claiming that FPI Colorado, Dixie and Conn each breached the tenants’ lease agreements by terminating the leases upon the sale of the farm from Conn to FPI Colorado and by failing to permit the tenants to stay on the farm to complete their rice and crawfish harvest.  FPI Colorado defended the lawsuit on the basis that termination of the lease agreements was expressly permitted by the language of the leases and that tenants’ failure to pay rent for the second half of the lease term negated any right to harvest crops after the leases were terminated.  FPI Colorado further contends that even if it wrongfully terminated the lease agreements, under Louisiana law the most the tenants are entitled to recover in a breach of contract lawsuit is their lost profits net of expenses, which FPI Colorado’s expert estimates to be approximately $132,000, as opposed to gross revenues based on parish crop averages with no expenses deducted from the total, especially in light of the tenants’ filed tax returns showing that few tenants had historically earned any profits on the farm.  Conn and Dixie were ultimately dismissed from the lawsuit and on August 14, 2025 the district court granted the tenants’ motion for summary judgment finding that FPI Colorado had breached the farm leases and that the tenants were entitled to recover lost gross revenues as damages, but did not award an amount of damages.  On October 17, 2025, FPI Colorado filed a notice of appeal with the Third Circuit Court of Appeals for the State of Louisiana of the district court’s August 14, 2025 order.  Then, on December 9, 2025, the district court entered an order awarding tenants damages totaling approximately $3.4 million representing the gross revenues claimed by tenants and litigation expenses, including pre-judgment interest and court costs, with FPI Colorado filing a notice of appeal of that order on January 12, 2026.  FPI Colorado consolidated the two appeals and filed an appeal with the Third Circuit Court of Appeals on May 18, 2026.  On October 14, 2026, following briefing and oral arguments, the court of appeals issued an order affirming the district court’s orders, finding that FPI Colorado as assignee of the lease agreements did not have a right to terminate upon sale, had wrongfully evicted the tenants, and upheld the lower court’s award of gross revenues.  The Company disagrees with the court of appeals in its application of the law and facts and intends to further appeal the court’s order.

Repurchase Options

For certain of the Company’s acquisitions, the seller retains the option to repurchase the property at a future date for a price, which is calculated based on an appreciation factor over the original purchase price plus the value of improvements on the property, that, at the time of the acquisition, the Company expected would be at or above the property’s fair market value at the exercise date. As of September 30, 2026, the Company had an approximate aggregate net book value of $0.7 million related to assets with unexercised repurchase options.

Employee Retirement Plan

The FPI 401(k) Plan is a defined contribution plan for substantially all employees. The Company has elected a “safe harbor” plan in which the Company plans to make contributions which are determined and authorized by the Company’s Board of Directors (the “Board of Directors”) each plan year. As is customary, the Company retains the right to amend the FPI 401(k) Plan at its discretion. The Company had an accrued liability for safe harbor contributions of less than $0.1 million and $0.1 million, respectively, as of September 30, 2026 and December 31, 2025.

Note 9—Stockholders’ Equity and Non-controlling Interests

Non-controlling Interest in Operating Partnership

FPI consolidates the Operating Partnership. As of September 30, 2026 and December 31, 2025, FPI owned 99.3% and 98.1% of the outstanding interests, respectively, in the Operating Partnership, and the remaining 0.7% and 1.9% of the outstanding interests, respectively, were held in the form of Common units and comprised non-controlling interests in the Operating Partnership on the consolidated balance sheets. The non-controlling interests in the Operating Partnership consist of both the Common units and the Series A preferred units held by third parties.

Common Units in Operating Partnership, OP Units

On or after the 12-month anniversary of becoming a holder of Common units, unless the terms of an agreement with such Common unitholder dictate otherwise, each limited partner, other than the Company, has the right, subject to the terms and conditions set forth in the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (the “Partnership Agreement”), to tender for redemption all or a portion of such Common units in exchange for cash, or in the Company’s sole discretion, for shares of the Company’s common stock on a one-for-one basis. If cash is paid in satisfaction of a redemption request, the amount will be equal to the number of tendered units multiplied by the fair market value per share of the Company’s common stock on the date of the redemption notice (determined in accordance with, and subject to adjustment under, the terms of the Partnership Agreement). Any redemption request must be satisfied by the Company on or before the close of business on the tenth business day after the Company receives a notice of redemption. During the nine months ended September 30, 2026, the Company redeemed 6,000 Common units in exchange for cash of approximately $0.1 million and issued 450,000 shares of common stock upon redemption of 450,000 Common units that had been tendered for redemption. During the year ended December 31, 2025, the Company issued 454,326 shares of common stock upon redemption of 454,326 Common units that had been tendered for redemption. There were approximately 0.3 million and 0.7 million outstanding Common units eligible to be tendered for redemption as of September 30, 2026 and December 31, 2025, respectively.

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

Pursuant to the consolidation accounting standard with respect to the accounting and reporting for non-controlling interest changes and changes in ownership interest of a subsidiary, changes in the parent’s ownership interest when the parent retains controlling interest in the subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Changes in the ownership percentages between the Company’s stockholders’ equity and non-controlling interest in the Operating Partnership resulted in an increase to the non-controlling interest in the Operating Partnership by $7.5 million and $2.7 million during the nine months ended September 30, 2026 and 2025, respectively, with the corresponding offsets to additional paid-in capital.

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

On or after February 10, 2026 (the “Conversion Right Date”), holders of the Series A preferred units had the right to convert each Series A preferred unit into a number of Common units equal to (i) the $1,000 liquidation preference plus all accrued and unpaid distributions, divided by (ii) the volume-weighted average price per share of the Company’s common stock for the 20 trading days immediately preceding the applicable conversion date. All Common units received upon conversion could be immediately tendered for redemption for cash or, at the Company’s option, for shares of common stock on a one-for-one basis, subject to the terms and conditions set forth in the Partnership Agreement. Prior to the Conversion Right Date, the Series A preferred units could not be tendered for redemption by the Holder.

On or after February 10, 2021, but prior to the Conversion Right Date, the Operating Partnership had the right to redeem some or all of the Series A preferred units, at any time and from time to time, for cash in an amount per unit equal to the $1,000 liquidation preference plus all accrued and unpaid distributions. On May 19, 2022, the Company redeemed 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On September 1, 2022, the Company redeemed an additional 5,000 Series A preferred units for $5.0 million plus accrued distributions for an aggregate of $5.1 million in cash. On May 31, 2023, the Company redeemed 8,000 Series A preferred units for $8.0 million plus accrued distributions for an aggregate of $8.1 million in cash. On December 11, 2025, the Company exchanged 23 properties for the redemption and cancellation of 31,000 Series A preferred units. On February 6, 2026, the Company redeemed all of the 68,000 Series A preferred units that then remained outstanding for $68.0 million plus accrued distributions for an aggregate of $68.2 million in cash. As of September 30, 2026, there were no Series A preferred units outstanding. The total liquidation value of such preferred units as of September 30, 2026 and December 31, 2025 was $0.0 million and $70.6 million, respectively, including accrued distributions.

In the event of a Termination Transaction (as defined in the Partnership Agreement) prior to conversion, holders of the Series A preferred units generally had the right to receive the same consideration as holders of Common units and common stock, on an as-converted basis.

Holders of the Series A preferred units had no voting rights except with respect to (i) the issuance of partnership units of the Operating Partnership senior to the Series A preferred units as to the right to receive distributions and upon liquidation, dissolution or winding up of the Operating Partnership, (ii) the issuance of additional Series A preferred units and (iii) amendments to the Partnership Agreement that materially and adversely affect the rights or benefits of the holders of the Series A preferred units.

The Series A preferred units are accounted for as mezzanine equity on the consolidated balance sheet as the units are convertible and redeemable for shares at a determinable price and date at the option of the holder upon the occurrence of an event not solely within the control of the Company.

The following table summarizes the changes in our redeemable non-controlling interest in the Operating Partnership for the nine months ended September 30, 2026 and 2025:

	Series A Preferred Units
	Redeemable	Redeemable
	Preferred	non-controlling
(in thousands)	units	interests
Balance at December 31, 2024	99	$101,970
Distribution paid to non-controlling interest	—	(2,970)
Accrued distributions to non-controlling interest	—	2,074
Redemption of Series A preferred units	—	—
Balance at September 30, 2025	99	$101,074

Balance at December 31, 2025	68	$70,583
Distribution paid to non-controlling interest	—	(2,583)
Accrued distributions to non-controlling interest	—	—
Redemption of Series A preferred units	(68)	(68,000)
Balance at September 30, 2026	—	$—

Distributions

The Company’s Board of Directors declared and paid the following distributions to common stockholders and holders of Common units for the nine months ended September 30, 2026 and 2025:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distributions per Common Share/OP unit
2026	December 15, 2025	December 23, 2025	January 7, 2026	$0.2000
	October 28, 2025	January 2, 2026	January 15, 2026	$0.0600
	February 17, 2026	April 1, 2026	April 15, 2026	$0.0900
	April 28, 2026	July 1, 2026	July 15, 2026	$0.0900
				$0.4400

2025	December 13, 2024	December 23, 2024	January 8, 2025	$1.1500
	October 29, 2024	January 2, 2025	January 15, 2025	$0.0600
	February 18, 2025	April 1, 2025	April 15, 2025	$0.0600
	May 6, 2025	July 1, 2025	July 15, 2025	$0.0600
				$1.3300

In general, common stock cash dividends declared by the Company will be considered ordinary income to stockholders for income tax purposes. From time to time, a portion of the Company’s dividends may be characterized as qualified dividends, capital gains or return of capital.

As a result of the February 2026 redemption of all remaining outstanding Series A preferred units, there were no accrued distributions payable as of September 30, 2026. Prior to full redemption of these units, the distributions were payable annually in arrears on January 15 of each year.

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

During the nine months ended September 30, 2026, the Company repurchased 1,652,147 shares of its common stock at a weighted average price of $10.32 per share under the share repurchase program. As of September 30, 2026, the Company had approximately $0.9 million of capacity remaining under the stock repurchase plan. On October 27, 2026, the Company’s Board of Directors approved an additional $100.0 million under the share repurchase program.

Equity Incentive Plan

On May 7, 2025, the Company’s stockholders approved the Fourth Amended and Restated 2014 Equity Incentive Plan (as amended and restated, the “Plan”), which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the Plan to approximately 2.4 million shares. As of September 30, 2026, there were 0.4 million shares available for future grants under the Plan.

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

A summary of the non-vested restricted shares as of September 30, 2026 and 2025 is as follows:

	Time-based		Performance-based
		Weighted		Weighted
	Number of	average grant	Number of	average grant
(shares in thousands)	shares	date fair value	shares	date fair value
Unvested at December 31, 2024	328	$11.15	39	$7.36
Granted	146	11.67	28	7.71
Vested	(158)	11.13	—	—
Forfeited	—	—	—	—
Unvested at September 30, 2025	316	$11.39	67	$7.51

Unvested at December 31, 2025	302	$11.38	67	$7.51
Granted	121	11.47	23	8.33
Vested	(164)	11.64	—	—
Forfeited	—	—	—	—
Unvested at September 30, 2026	259	$11.52	90	$7.72

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

During each of the three months ended September 30, 2026 and 2025, the Company recognized stock-based compensation expense related to restricted stock awards of $0.5 million. The Company recognized stock-based compensation expense related to restricted stock awards of $1.4 million and $1.6 million, respectively, during the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, there were $2.3 million and $2.1 million, respectively, of total unrecognized compensation costs related to nonvested stock awards, which are expected to be recognized over a weighted-average period of 1.6 years.

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

Deferred Offering Costs

Deferred offering costs include incremental direct costs incurred by the Company in connection with proposed or actual offerings of securities. At the completion of a securities offering, the deferred offering costs are charged ratably as a reduction of the gross proceeds of equity as stock is issued. If an offering is abandoned, the previously deferred offering costs will be charged to operations in the period in which the offering is abandoned. The Company incurred no offering costs during each of the nine months ended September 30, 2026 and 2025. As of each of September 30, 2026 and December 31, 2025, the Company had no deferred offering costs, net of amortization, related to regulatory, legal, accounting and professional service costs associated with proposed or completed offerings of securities.

Earnings (Loss) per Share

The computation of basic and diluted earnings (loss) per share is shown below. Diluted earnings (loss) per share includes the impact of unvested restricted shares and Series A preferred units, if dilutive.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator for net income per share - basic:
Net income (loss) available to common stockholders of Farmland Partners Inc.	$(15,438)	$(128)	$(11,953)	$7,980

Numerator for net income per share - diluted:
Net income (loss) available to common stockholders of Farmland Partners Inc.	$(15,438)	$(128)	$(11,953)	$7,980
Dividend equivalent rights allocated to performance-based unvested restricted shares	—	—	—	—
Nonforfeitable distributions allocated to time-based unvested restricted shares	—	—	—	—
Distributions on Series A preferred units	—	—	—	—
Numerator for net income (loss) per share - diluted:	$(15,438)	$(128)	$(11,953)	$7,980

Denominator:
Weighted-average number of common shares - basic	42,851	43,187	43,137	44,666
Unvested time-based restricted shares	—	—	—	—
Unvested performance-based restricted shares	—	—	—	—
Redeemable non-controlling interest	—	—	—	—
Weighted-average number of common shares - diluted (1)	42,851	43,187	43,137	44,666

Income (loss) per share attributable to common stockholders - basic	$(0.36)	$0.00	$(0.28)	$0.18
Income (loss) per share attributable to common stockholders - diluted	$(0.36)	$0.00	$(0.28)	$0.18
(1)	The limited partners’ outstanding Common units, or the non-controlling interests, (which may be redeemed for shares of common stock) have not been included in the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income, therefore increasing both net income and shares. The weighted average number of Common units held by the non-controlling interest was 0.3 million and 0.7 million during the three months ended September 30, 2026 and 2025, respectively, and 0.3 million and 1.0 million during the nine months ended September 30, 2026 and 2025, respectively.

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

Denominator:

The outstanding Series A preferred units were non-participating securities and thus are included in the computation of diluted earnings per share on an as-if-converted basis if they are dilutive. For the nine months ended September 30, 2026 and 2025, these units were not included in the diluted earnings per share calculation as they would have been anti-dilutive.

For the nine months ended September 30, 2026 and 2025, diluted weighted average common shares do not include the impact of unvested compensation-related shares as they would have been anti-dilutive.

Outstanding Equity Shares, Awards and Units

The following equity shares, awards and units were outstanding as of September 30, 2026 and December 31, 2025, respectively.

	September 30,	December 31,
(in thousands)	2026	2025
Shares	41,719	42,791
Common Units	293	749
Unvested Restricted Stock Awards	259	302
	42,271	43,842

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

On March 26, 2020, the Company terminated its existing swap agreement and entered into a new interest rate swap agreement to obtain a more favorable interest rate and to manage interest rate risk exposure, which was effective April 1, 2020. An interest rate swap agreement utilized by the Company effectively modified the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed rate basis for the next six years on 50% of the outstanding amount to Rabobank at the time of the agreement, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The fair value of the de-designated swap was $2.6 million on the termination date. The Company amortized the de-designated swap over the original term utilizing a forward curve analysis of determining monthly amortization out of Other Comprehensive Income through the original termination date (March 1, 2023). The Company’s $2.6 million termination fee was rolled into the new swap and was paid through March 1, 2026. Termination fees paid during the nine months ended September 30, 2026 and 2025 were $0.0 million and less than $0.1 million, respectively. On October 17, 2024, as a result of the reduction in the outstanding indebtedness under the Rabobank Mortgage Note, the Company amended its existing swap agreement to adjust the total notional amount from $33.2 million to $11.8 million, effectively reducing the Company’s floating rate exposure to $0.0 million. No other terms of the existing swap agreement were amended. The amendment resulted in proportional partial de-designation of the existing swap. The fair value for the portion de-designated was $0.5 million on the amendment date. In May and June 2025, as a result of additional reductions in the Company’s outstanding indebtedness under the Rabobank Mortgage, the Company amended its swap agreement to reduce the notional from $11.8 million to $7.7 million in May 2025 and $4.9 million in June 2025. No other terms of the swap agreement were changed. The amendments resulted in proportional partial de-designation of the swap. The fair value for the portion de-designated was $0.1 million and less than $0.1 million on each of the amendment dates, respectively. The Company amortized these amounts through Other Comprehensive Income utilizing a forward curve analysis over the remaining term of the swap. During the three months ended September 30, 2026 and 2025, amortization was $0.0 million and $0.2 million, respectively. Amortization was $0.2 million and $0.6 million, respectively, during the nine months ended September 30, 2026 and 2025. As of March 1, 2026, the swap agreement expired.

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

The effect of derivative instruments on the consolidated statements of operations for the periods ended September 30, 2026 and 2025 is set out below:

Cash flow hedging relationships	Location of Gain (Loss) reclassified from Accumulated OCI into income
Interest rate contracts	Interest expense

During the three months ended September 30, 2026 and 2025, the net change associated with current period hedging transactions was $0.0 million and $0.2 million, respectively. The net change associated with current period hedging transactions was $0.2 million during each of the nine months ended September 30, 2026 and 2025. During the three months ended September 30, 2026 and 2025, the amortization of frozen Accumulated Other Comprehensive Income was $0.0 million and $0.2 million, respectively. The amortization of frozen Accumulated Other Comprehensive Income was $0.2 million and $0.6 million, respectively, during the nine months ended September 30, 2026 and 2025.

The fair values of the Company’s interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts, which is considered a Level 2 measurement under the fair value hierarchy. Level 2 is defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2026. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The following table outlines the movements in the other comprehensive income account as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Beginning accumulated derivative instrument gain or loss	$350	$1,512
Net change associated with current period hedging transactions	(157)	(348)
Amortization of frozen AOCI on de-designated hedge	(193)	(814)
Difference between a change in fair value of excluded components	—	—
Closing accumulated derivative instrument gain or loss	$—	$350

Note 11—Income Taxes

The TRS income/(loss) before provision for income taxes consisted of the following:

	For the three months ended		For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	$(60)	$470	$521	$(974)
International	—	—	—	—
Total	$(60)	$470	$521	$(974)

The federal and state income tax provision (benefit) is summarized as follows:

	For the three months ended		For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Current:
Federal	$(12)	$—	$20	$—
State	—	—	—	—
Total Current Tax (Benefit) Expense	$(12)	$—	$20	$—
Deferred:
Federal	$1	$(8)	$—	$1
State	—	—	—	—
Total Deferred Tax Expense	$1	$(8)	$—	$1
Total Tax (Benefit) Expense	$(11)	$(8)	$20	$1

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the TRS’s deferred taxes as of September 30, 2026 and December 31, 2025 are as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss	$1,776	$2,057
Charitable Contributions	2	—
CECL Adjustment	120	136
Total deferred tax assets	$1,898	2,193
Deferred tax liabilities:
Fixed assets	$—	$(10)
Installment Sale	(70)	(56)
Total deferred tax liabilities	$(70)	$(66)
Valuation Allowance	(1,828)	(2,128)
Net deferred taxes	$—	$(1)

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the TRS’s ability to generate sufficient taxable income within the carryforward period. Because of the TRS’s recent history of operating losses, and management’s inability to accurately project future taxable income, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by $0.3 million during the nine months ended September 30, 2026. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based incentive arrangements that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.0 million.

The TRS concluded that it cannot make a reasonable estimate of the annual effective tax rate, and therefore, the TRS used the year-to-date effective tax rate in determining the amount of income tax expense to recognize.

Net operating losses and tax credit carryforwards as of September 30, 2026 are as follows:

($ in thousands)	September 30, 2026	Expiration Year
Net operating losses, federal (Post-December 31, 2017)	$7,672	Does not expire
Net operating losses, state	$4,733	Various

The effective tax rate of the TRS’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Tax (Benefit) Expense		Tax (Benefit) Expense
	For the three months ended		For the nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Statutory Rate	$(12)	$98	$109	$(205)
State Tax	—	33	—	(67)
Valuation Allowance	1	(139)	(89)	273
	$(11)	$(8)	$20	$1

	Tax Rate		Tax Rate
	For the three months ended		For the nine months ended September 30,
	2026	2025	2026	2025
Statutory Rate	21.00%	21.00%	21.00%	21.00%
State Tax	—%	7.02%	—%	6.93%
Valuation Allowance	(2.67)%	(29.72)%	(17.21)%	(28.03)%
	18.33%	(1.70)%	3.79%	(0.10)%

Note 12—Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Dividends

On October 27, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock and Common unit payable on January 15, 2027 to stockholders and unitholders of record as of January 4, 2027.

Litigation

In October 2026, the Texas Court of Appeals issued an order reversing the trial court’s dismissal of the Company’s claims against First Sabrepoint Capital Management, LP and related defendants (“Sabrepoint”), with the court holding that the Company may pursue the majority of its claims against Sabrepoint.

Also in October 2026, a Louisiana appellate court affirmed the lower court’s order awarding a group of former tenants’ alleged gross revenues as damages in a breach of contract claim.

Please refer to Note 8 of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, when filed, for more information.

Borrowings on Credit Facilities

Subsequent to September 30, 2026, the Company made borrowings of $2.5 million against the Company’s lines of credit.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026, which is accessible on the SEC’s website at www.sec.gov. References to the “Company,” “we,” “our,” and “us” refer to Farmland Partners Inc. (“FPI”), a Maryland corporation, together with its consolidated subsidiaries, including Farmland Partners Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), of which FPI is the sole member of the sole general partner.

Special Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning pending acquisitions and dispositions, projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results, future stock repurchases and other transactions affecting our capitalization, our dividend policy, future economic performance, crop yields and prices and future rental rates for our properties, ongoing litigation, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “confident,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the ongoing wars in Ukraine and Iran and other geopolitical tensions and their impact on our tenants’ businesses and the farm economy generally, changes in tariffs and trade policies in the United States and other countries that import U.S. agricultural products, including the impact of tariffs on the export of U.S. soybeans to China, high inflation and elevated interest rates, the onset of an economic recession in the United States and other countries that impact the farm economy, extreme weather events, such as droughts, tornadoes, hurricanes, wildfires or floods, the impact of future public health crises on our business and on the economy and capital markets generally, changes in legislative, oversight and regulatory priorities affecting the agricultural sector, general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, our ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, availability of qualified personnel, changes in our industry or the general economy, the degree and nature of our competition, the outcomes of ongoing litigation, our ability to identify new acquisitions or dispositions and close on pending acquisitions or dispositions and the other factors described in the risk factors described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and in other documents that we file from time to time with the SEC. Given these uncertainties, undue reliance should not be placed on such statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by law.

Overview and Background

Our primary strategic objective is to utilize our position as a leading institutional acquirer, owner and manager of high-quality farmland located in agricultural markets throughout North America to deliver strong risk adjusted returns to investors through a combination of cash dividends and asset appreciation. As of September 30, 2026, we owned farms with an aggregate of approximately 70,000 acres in Arkansas, California, Colorado, Illinois, Indiana, Louisiana, Missouri, Nebraska, South Carolina, Texas and West Virginia. In addition, as of September 30, 2026, we owned land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand. As of September 30, 2026, approximately 60% of our portfolio (by value) was used to grow primary crops, such as corn, soybeans, wheat, rice and cotton, and approximately 40% was used to produce specialty crops, such as almonds, pistachios, citrus, avocados, strawberries, and edible beans. We believe our portfolio gives investors the economic benefit of increasing global food demand in the face of growing scarcity of high-quality farmland and will continue to reflect the approximate allocation of U.S. agricultural output between primary crops and animal protein (whose production relies principally on primary crops as feed), on one hand, and specialty crops, on the other.

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

FPI was incorporated in Maryland on September 27, 2013, and is the sole member of the sole general partner of the Operating Partnership, which is a Delaware limited partnership that was formed on September 27, 2013. All of FPI’s assets are held by, and its operations are primarily conducted through, the Operating Partnership and its wholly owned subsidiaries. As of September 30, 2026, FPI owned 99.3% of the Common units and none of the Series A preferred units. See “Note 9—Stockholders’ Equity and Non-controlling Interests” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the non-controlling interests.

FPI has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its short taxable year ended December 31, 2014.

The following table sets forth our ownership of acreage by region as of September 30, 2026:

Region (1)	Total Acres
Corn Belt (2)	36,297
Delta and South	6,459
High Plains	7,373
Southeast	10,175
West Coast	9,683
69,987
(1)	Corn Belt includes farms located in Illinois, Indiana, Missouri and eastern Nebraska. Delta and South includes farms located in Arkansas and Louisiana. High Plains includes farms located in Colorado and Texas. Southeast includes farms located in South Carolina and West Virginia. West Coast includes farms located in California.
(2)	In addition, we own land and buildings for four agriculture equipment dealerships in Ohio leased to Ag Pro under the John Deere brand.

We intend to continue acquiring additional farmland that we believe provides opportunities for risk-adjusted investment returns consistent with our primary strategic objective. We also intend to continue to selectively dispose of assets when we believe we can redeploy the proceeds from such sales in a manner that enhances stockholder returns. We also may acquire, and make loans secured by mortgages on, properties related to farming, such as grain storage facilities, grain elevators, feedlots, processing plants and distribution centers, as well as livestock farms, ranches, and non-agricultural properties. In addition, we engage directly in farming, and provide volume purchasing services to our tenants, through FPI Agribusiness Inc., our taxable REIT subsidiary (the “TRS” or “FPI Agribusiness”). As of September 30, 2026, the TRS directly operated 1,840 acres of farmland located in California.

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

Lease Expirations

Farm leases are generally one to three years in duration. As of September 30, 2026, our portfolio had the following lease expirations as a percentage of approximate acres leased and annual minimum fixed rents:

($ in thousands)
Year Ending December 31,	Approximate Acres	% of Approximate Acres	Annual Fixed Rents	% of Annual Fixed Rents
2026 (remaining three months)	18,332	26.2%	$6,573	33.6%
2027	23,091	33.0%	7,605	38.7%
2028	8,008	11.4%	1,634	8.3%
2029	6,728	9.6%	239	1.2%
2030	—	—%	—	—%
Thereafter	13,828	19.8%	3,578	18.2%
	69,987	100.0%	$19,629	100.0%

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

The leases for the majority of the row-crop properties in our portfolio provide that tenants pay us, typically, 50% of their fixed farm rent in advance of each spring planting season. As a result, we collect a significant portion of total annual rents in the first calendar quarter of each year, which we believe mitigates the tenant credit risk associated with the variability of farming operations that could be adversely impacted by poor crop yields, weather conditions, mismanagement, undercapitalization or other factors affecting our tenants. Tenant credit risk is further mitigated by the farming industry practice of purchasing crop insurance in almost every circumstance because it is required by lenders who provide working capital financing to our tenants and due to requirements in our leases. In certain cases, the Company perfects its security interest in the crop insurance proceeds and the underlying growing crops using practices applicable in the state where the farm is located. Prior to acquiring farmland property, we take into consideration the competitiveness of the local farm-operator tenant environment in order to enhance our ability to quickly replace a tenant that is unwilling to renew a lease or is unable to pay a rent payment when it is due. Many of our leases provide for reimbursement by the tenant of the property’s real estate taxes that we pay in connection with the farms they rent from us.

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

Crop Prices

We believe that long-term farmer profitability and revenue per acre, expressed as crop prices multiplied by crop yield, is a much more significant driver of farm value than short-term crop prices. Crop yield trends in corn and soybeans have been steadily increasing over the last thirty years. For instance, after yields for the 2025/2026 marketing year (September 2025 to August 2026) increased for corn and decreased for soybeans compared to the previous year, the USDA projected that yields will increase slightly for the 2026/2027 marketing year (September 2026 to August 2027). Short-term crop price changes have had little effect historically on farmland values. They also have a limited impact on our rental revenue, as most of our leases provide for fixed farm rents, a common approach in agricultural markets, especially with respect to row crops. Fixed farm rent significantly simplifies the administrative requirements for the landlord and the tenant, as farmers benefit from the fundamental revenue hedging that occurs when large crop yields mitigate the effect of lower crop prices. Similarly, lower crop yields have a tendency to trigger higher crop prices and help increase revenue even when confronted by lower crop yields. Such hedging effect also limits the impact of short-term crop price changes on revenues generated by leases with a variable rent component based on farm revenues. Further risk mitigation is available to tenants, and indirectly to us, via crop insurance and hedging programs implemented by tenants. Our TRS also takes advantage of these risk mitigation programs and strategies with respect to the properties it directly operates.

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

Inflation and Interest Rates

Most of our farming leases have lease terms of three years for row crops and up to seven years for permanent crops, pursuant to which each tenant is responsible for substantially all of the operating expenses related to the property, including maintenance, water usage and insurance. As a result, we believe that the effect on us of inflationary increases in operating expenses is borne largely by our tenants under the terms of their leases, and increases in farmer profitability generally lead to increased rents upon lease renewals, as we experienced in the 2023 renewal cycle.

High levels of inflation prompted the Board of Governors of the United States Federal Reserve (the “Federal Reserve”) to increase the federal funds rate eleven times between March 2022 and July 2023, which led to a significant increase in market short- and long-term interest rates beginning in early 2022. This increase in rates significantly increased the cost of our floating rate debt and also significantly increased the cost of certain of our MetLife debt with interest rates that have been reset since the beginning of 2022. The Federal Reserve lowered the federal funds rate in September, November and December 2024 and in September, October and December 2025. On September 16, 2026, the Federal Reserve raised the target range for the federal funds rate by 25 basis points to 3.75% to 4.00%, its first increase since July 2023, while indicating that future monetary policy decisions will depend on evolving economic conditions, including inflation, labor market conditions and other economic data. Future changes in benchmark interest rates, whether increases or decreases, could affect our borrowing costs, the borrowing costs of our tenants and the value of our farmland. However, interest rates remain elevated relative to the recent past, and the timing and magnitude of any future changes in monetary policy remain uncertain.

As of September 30, 2026, $134.9 million of our outstanding indebtedness was subject to interest rates that reset before maturity (excluding our floating rate debt). As of January 1, 2026, $26.2 million was subject to interest rates that reset in 2026. The weighted average interest rate of the indebtedness subject to interest rate resets in 2026 was 5.64%. As of September 30, 2026, all $26.2 million had been reset at a weighted average interest rate of 5.25%.

At September 30, 2026, $83.1 million, or 34.7%, of our debt had variable interest rates. The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”). Assuming no increase in the level of our variable rate debt spreads, if SOFR increased by 1.0%, our cash flow would decrease by approximately $0.8 million per year, and if SOFR decreased by 1.0%, our cash flow would increase approximately $0.8 million per year.

We expect that future changes in interest rates will impact our overall operating performance by, among other things, affecting our borrowing costs and the borrowing costs of our tenants. While we may seek to manage our exposure to future changes in rates through interest rate swap agreements or interest rate caps, portions of our overall outstanding debt will likely remain at floating rates or subject to interest rates that reset periodically. In addition, if interest rates continue to rise, farmland prices may decline if the rise in real interest rates (nominal interest rates minus the inflation rate) is not accompanied by rises in the general levels of inflation. However, our business model anticipates that over time the value of our farmland will increase, as it has in the past, at a rate that is equal to or greater than the rate of inflation, which may in part offset the impact of rising interest rates on the value of our farmland, but there can be no guarantee that this appreciation will occur to the extent that we anticipate or at all.

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

Results of Operations

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

	For the three months ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
OPERATING REVENUES:
Rental income	$5,646	$5,991	$(345)	(5.8)%
Crop sales	1,543	2,789	(1,246)	(44.7)%
Other revenue	2,588	2,471	117	4.7%
Total operating revenues	9,777	11,251	(1,474)	(13.1)%

OPERATING EXPENSES
Depreciation, depletion and amortization	900	938	(38)	(4.1)%
Property operating expenses	1,517	1,413	104	7.4%
Cost of goods sold	1,700	1,838	(138)	(7.5)%
Provision for credit loss reserve	2,332	(49)	2,381	NM
General and administrative expenses	1,666	2,294	(628)	(27.4)%
Legal and accounting	2,136	808	1,328	164.4%
Impairment of assets	12,043	1,000	11,043	NM
Other operating expenses	—	2	(2)	NM
Total operating expenses	22,294	8,244	14,050	170.4%

OTHER (INCOME) EXPENSE:
Other (income)	(178)	(115)	(63)	54.8%
(Income) from equity method investment	(1)	(163)	162	(99.4)%
Loss on disposition of assets, net	12	531	(519)	(97.7)%
Interest expense	3,173	2,271	902	39.7%
Total other expense	3,006	2,524	482	19.1%

Net income (loss) before income tax benefit	(15,523)	483	(16,006)	NM

Income tax benefit	(11)	(8)	(3)	37.5%

NET INCOME (LOSS)	$(15,512)	$491	$(16,003)	NM

NM=Not Meaningful

The change in our net income (loss) for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily the result of dispositions that occurred in 2025 and 2026, as well as lower crop sales and higher impairment, legal and accounting expense and provision for credit loss reserve, partially offset by lower cost of goods sold, and general and administrative expenses.

Rental income decreased $0.3 million, or 5.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, resulting primarily from dispositions that occurred in 2025 and 2026.

Crop sales totaled $1.5 million for the three months ended September 30, 2026 compared to $2.8 million for the three months ended September 30, 2025. This decrease was primarily a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025, as well as lower citrus prices and yield on the remaining directly operated properties.

Other revenue increased $0.1 million, or 4.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was due to additional interest income as a result of a higher average balance on loans under the FPI Loan Program and financing receivables as well as increased oil and gas royalties. These increases were partially offset by lower auction, brokerage and third-party management income due to the sale of MWA in the fourth quarter of 2025

Depreciation, depletion and amortization remained relatively flat at $0.9 million for the three months ended September 30, 2026 and 2025.

Property operating expenses remained relatively flat at $1.5 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively.

Cost of goods sold totaled $1.7 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025. This decrease was primarily a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025, partially offset by increased impairment of inventory costs and increased costs related to tree pruning on one of the remaining directly operated properties.

Provision for credit loss reserve increased $2.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily the result of updated assumptions on the reserve for credit losses and increases in principal balances on loans under the FPI Loan Program.  See Part I, Item 1 “Note 6—Loans and Financing Receivables” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the provision for credit loss reserve.

Acquisition and due diligence costs were negligible during the three months ended September 30, 2026 and remained relatively consistent compared to the three months ended September 30, 2025.

General and administrative expenses decreased $0.6 million, or 27.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, resulting primarily from lower compensation and travel expense due to the sale of MWA in November 2025.

Legal and accounting expenses increased $1.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase includes expenses for ongoing litigation as well as a loss contingency for outstanding claims against the Company, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.

Impairment of assets was $12.0 million for the three months ended September 30, 2026 compared to $1.0 million for the three months ended September 30, 2025. Impairment during each of the three months ended September 30, 2026 and 2025 related to certain properties on the West Coast in connection with the listing for sale of the properties. Impairment during the three months ended September 30, 2026 also includes impairment of $0.4 million for an asset held for sale as of September 30, 2026.

Other operating expenses were negligible during the three months ended September 30, 2026 and remained relatively consistent compared to the three months ended September 30, 2025.

Other income remained relatively flat at $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively.

Income from equity method investment decreased $0.2 million, or 99.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, as a result of lower income from our 9.97% equity interest in an unconsolidated equity method investment.

Loss on disposition of assets, net decreased $0.5 million, or 97.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to the farmland value on properties sold relative to book value during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. During the three months ended September 30, 2026, we completed the disposition of one property in California for consideration of approximately $1.0 million and recognized a loss on sale of less than $0.1 million. We completed the disposition of one property for consideration of $4.0 million and recognized a loss on sale of $0.5 million during the three months ended September 30, 2025.

Interest expense increased $0.9 million, or 39.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was the result of a higher average outstanding balance of debt, partially offset by a lower weighted average interest rate.

Income tax expense was negligible during the three months ended September 30, 2026 and remained relatively consistent compared to the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

	For the nine months ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
OPERATING REVENUES:
Rental income	$17,648	$18,985	$(1,337)	(7.0)%
Crop sales	2,887	5,075	(2,188)	(43.1)%
Other revenue	8,741	7,403	1,338	18.1%
Total operating revenues	29,276	31,463	(2,187)	(7.0)%

OPERATING EXPENSES
Depreciation, depletion and amortization	2,715	3,241	(526)	(16.2)%
Property operating expenses	4,160	4,499	(339)	(7.5)%
Cost of goods sold	2,860	3,966	(1,106)	(27.9)%
Provision for credit loss reserve	4,933	20	4,913	NM
Acquisition and due diligence costs	—	2	(2)	NM
General and administrative expenses	5,283	7,259	(1,976)	(27.2)%
Legal and accounting	2,815	1,909	906	47.5%
Impairment of assets	12,794	17,821	(5,027)	(28.2)%
Other operating expenses	—	19	(19)	NM
Total operating expenses	35,560	38,736	(3,176)	(8.2)%

OTHER (INCOME) EXPENSE:
Other (income)	(247)	(371)	124	(33.4)%
(Income) from equity method investment	(39)	(165)	126	(76.4)%
(Gain) on disposition of assets, net	(3,260)	(24,460)	21,200	(86.7)%
Interest expense	8,977	7,346	1,631	22.2%
Total other (income) expense	5,431	(17,650)	23,081	NM

Net income (loss) before income tax expense	(11,715)	10,377	(22,092)	NM

Income tax expense	20	1	19	NM

NET INCOME (LOSS)	$(11,735)	$10,376	$(22,111)	NM

NM=Not Meaningful

The reduction in our net income (loss) for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily the result of dispositions that occurred in 2025 and 2026, as well as lower proceeds from a solar lease arrangement with a tenant and crop sales and a higher provision for credit loss reserve and legal and accounting expense, partially offset by higher interest income, oil and gas income, and lower cost of goods sold, general and administrative expenses and impairment.

Rental income decreased $1.3 million, or 7.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, resulting primarily from dispositions that occurred in 2025 and 2026 and lower proceeds from a solar lease arrangement with a tenant compared to the nine months ended September 30, 2025, as the prior-year period included certain non-recurring amounts.

Crop sales totaled $2.9 million for the nine months ended September 30, 2026 compared to $5.1 million for the nine months ended September 30, 2025. This decrease was primarily a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025, as well as lower citrus prices and yield on the remaining directly operated properties.

Other revenue increased $1.3 million, or 18.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was due to increased oil and gas royalties, additional interest income as a result of a higher average balance on loans under the FPI Loan Program and financing receivables as well as amortization of points. These increases were partially offset by lower auction, brokerage and third-party management income due to the sale of MWA in the fourth quarter of 2025.

Depreciation, depletion and amortization decreased $0.5 million, or 16.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was largely due to asset dispositions and a lower cost basis on assets impaired in 2025 and 2026.

Property operating expenses decreased $0.3 million, or 7.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, resulting primarily from lower tax, repairs and maintenance, insurance and travel expenses primarily due to dispositions that occurred in 2025 and 2026.

Cost of goods sold totaled $2.9 million for the nine months ended September 30, 2026 compared to $4.0 million for the nine months ended September 30, 2025. This decrease was primarily a result of the disposition of a walnut property under direct operations in the fourth quarter of 2025, partially offset by increased impairment of inventory costs and costs related to tree pruning on one of the remaining directly operated properties.

Provision for credit loss reserve increased $4.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily the result of updated assumptions on the reserve for credit losses and increases in principal balances on loans under the FPI Loan Program. See Part I, Item 1 “Note 6—Loans and Financing Receivables” within the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the provision for credit loss reserve.

Acquisition and due diligence costs were negligible during the nine months ended September 30, 2026 and remained relatively consistent compared to the nine months ended September 30, 2025.

General and administrative expenses decreased $2.0 million, or 27.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, resulting primarily from lower compensation and travel expense due to the sale of MWA in November 2025.

Legal and accounting expenses increased $0.9 million, or 47.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase includes expenses for ongoing litigation as well as a loss contingency for outstanding claims against the Company, as discussed under Part I, Item 1 “Note 8—Commitments and Contingencies—Litigation”.

Impairment of assets was $12.8 million for the nine months ended September 30, 2026 compared to $17.8 million for the nine months ended September 30, 2025. Impairment during each of the nine months ended September 30, 2026 and 2025 related to certain properties on the West Coast in connection with the listing for sale of the properties. Impairment during the nine months ended September 30, 2026 also includes impairment of $0.4 million for an asset held for sale as of September 30, 2026.

Other operating expenses were negligible during the nine months ended September 30, 2026 and remained relatively consistent compared to the nine months ended September 30, 2025.

Other income decreased $0.1 million, or 33.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily due to lower average cash balances during the nine months ended September 30, 2026 that resulted in decreased interest income.

Income from equity method investment decreased $0.1 million, or 76.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as a result of lower income from our 9.97% equity interest in an unconsolidated equity method investment.

Gain on disposition of assets, net decreased $21.2 million, or 86.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the farmland value on properties sold relative to book value during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, we completed dispositions of three properties in the Corn Belt and West Coast regions for aggregate consideration of $17.4 million and recognized an aggregate net gain on sale of $3.3 million. We completed dispositions of 35 properties for aggregate consideration of $85.5 million, including $2.1 million in seller financing, and recognized an aggregate gain on sale of $24.5 million during the nine months ended September 30, 2025.

Interest expense increased $1.6 million, or 22.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was the result of a higher average outstanding balance of debt.

Income tax expense was negligible during the nine months ended September 30, 2026 and remained relatively consistent compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay any outstanding borrowings, fund and maintain our assets and operations, acquire new properties, make distributions to our stockholders and unitholders, and fund other general business needs.

Despite cuts in the federal funds rate by the Federal Reserve in September, November and December 2024 and in September, October and December 2025 and one increase in the federal funds rate by 25 basis points in September 2026, interest rates remain high relative to the recent past. We expect to meet our liquidity needs through cash on hand, undrawn availability under our lines of credit ($107.4 million in availability as of September 30, 2026), operating cash flows, borrowings, proceeds from equity issuances and selective asset dispositions where such dispositions are deemed to be in the best interests of the Company. The Company also has an effective shelf-registration statement that it may use to issue equity or debt securities to raise capital from time to time.

Our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with the covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of debt markets.

When material debt repayments are due within the following 12 months, we work with current and new lenders and other potential sources of capital sufficiently in advance of the debt maturity to ensure that all of our obligations are satisfied in a timely manner. We have a history of being able to refinance or extend our debt obligations to manage our debt maturities. Our ability to access the equity capital markets will depend on a number of factors as well, including general market conditions. As of September 30, 2026, we had $41.2 million in debt maturities due within the next 12 months.

During the nine months ended September 30, 2026, we repurchased 1,652,147 shares of our common stock at a weighted average price of $10.32 per share under our share repurchase program. As of September 30, 2026, we had authority to repurchase up to an aggregate of $0.9 million in additional shares of our common stock. On October 27, 2026, our Board of Directors approved an additional $100.0 million under the share repurchase program.

Consolidated Indebtedness

For further details relating to our consolidated indebtedness as of September 30, 2026, refer to “Note 7—Mortgage Notes, Lines of Credit and Bonds Payable” included in the financial statement section of this Quarterly Report on Form 10-Q.

Sources and Uses of Cash and Cash Equivalents

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
(in thousands)	2026	2025
Net cash and cash equivalents provided by operating activities	$2,901	$2,233
Net cash and cash equivalents provided by investing activities	$25,490	$70,793
Net cash and cash equivalents (used in) financing activities	$(29,802)	$(137,998)

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

As of September 30, 2026, we had $7.9 million of cash and cash equivalents compared to $13.5 million at September 30, 2025.

Cash Flows from Operating Activities

Net cash and cash equivalents provided by operating activities increased by $0.7 million primarily as a result of the following:

●	Receipt of $13.6 million in fixed rent, $0.2 million in variable rent and $0.4 million in tenant reimbursements for the nine months ended September 30, 2026 as compared to the receipt of $16.3 million in fixed rent, $0.3 million in variable rent and $0.4 million in tenant reimbursements for the nine months ended September 30, 2025;
●	(Gain) loss on disposition of assets, net of $(3.3) million for the nine months ended September 30, 2026 compared to $(24.5) million for the nine months ended September 30, 2025;
●	A change in accounts receivable of $(3.2) million for the nine months ended September 30, 2026 compared to $(2.6) million for the nine months ended September 30, 2025;
●	A change in interest receivable of $(1.8) million for the nine months ended September 30, 2026 compared to $0.1 million for the nine months ended September 30, 2025;
●	A change in accrued interest of $0.3 million for the nine months ended September 30, 2026 compared to $(1.2) million for the nine months ended September 30, 2025;
●	A change in accrued expenses of $1.3 million for the nine months ended September 30, 2026 compared to $(2.7) million for the nine months ended September 30, 2025; and
●	A change in deferred revenue of $(0.5) million for the nine months ended September 30, 2026 compared to $0.2 million for the nine months ended September 30, 2025.

Cash Flows from Investing Activities

Net cash and cash equivalents provided by investing activities decreased by $45.3 million primarily as a result of the following:

●	No property acquisitions during the nine months ended September 30, 2026 as compared to $7.3 million during the nine months ended September 30, 2025;
●	Proceeds from disposition of assets during the nine months ended September 30, 2026 of $17.4 million as compared to $85.5 million during the nine months ended September 30, 2025;
●	Collections on notes receivable under the FPI Loan Program of $11.1 million during the nine months ended September 30, 2026 as compared to $5.0 million during the nine months ended September 30, 2025; and
●	Issuances of notes receivable under the FPI Loan Program and financing receivables of $2.9 million during the nine months ended September 30, 2026 as compared to $12.1 million during the nine months ended September 30, 2025.

Cash Flows from Financing Activities

Net cash and cash equivalents (used in) financing activities decreased by $108.2 million primarily as a result of the following:

●	Borrowings from mortgage notes payable during the nine months ended September 30, 2026 of $95.2 million as compared to $23.0 million during the nine months ended September 30, 2025;
●	Repayments on mortgage notes payable during the nine months ended September 30, 2026 of $17.0 million as compared to $57.2 million during the nine months ended September 30, 2025;
●	Common stock repurchases during the nine months ended September 30, 2026 of $17.1 million as compared to $37.8 million during the nine months ended September 30, 2025;
●	Redemption of Series A preferred units during the nine months ended September 30, 2026 of $68.2 million as compared to no redemption of Series A preferred units during the nine months ended September 30, 2025;
●	Dividends on common stock during the nine months ended September 30, 2026 of $19.1 million as compared to $61.2 million during the nine months ended September 30, 2025; and
●	Distributions to non-controlling interests in operating partnership, common during the nine months ended September 30, 2026 of $0.2 million as compared to $1.6 million during the nine months ended September 30, 2025.

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

AFFO is calculated by adjusting FFO to exclude or include the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

●	Real estate related acquisition and due diligence costs. Acquisition (including audit fees associated with these acquisitions) and due diligence costs are incurred for investment purposes and, therefore, do not correlate with the ongoing operations of our portfolio. The Company incurred an immaterial amount of acquisition and due diligence costs during the three and nine months ended September 30, 2026 and 2025. We believe that excluding these costs from AFFO provides useful supplemental information reflective of the realized economic impact of our current acquisition strategy, which is useful in assessing the sustainability of our operating performance. These exclusions also improve the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Stock-based compensation. Stock-based compensation is a non-cash expense and, therefore, does not correlate with the ongoing operations of our portfolio. We believe that excluding these costs from AFFO improves the comparability of our results over each reporting period and of the Company with other real estate operators.

●	Deferred impact of interest rate swap terminations. When an interest rate swap is terminated and the related termination fees are rolled into a new swap, the terminated swap's termination fees are amortized over what would have been the remaining life of the terminated swap, while the related contractual and financial obligations extend over the life of the new swap. We believe that, with this adjustment, AFFO better reflects the actual cash cost of the fixed interest rate we are obligated to pay under the new swap agreement, and results in improved comparability of our results across reporting periods.

●	Distributions on Series A preferred units. Dividends on Series A preferred units, which were convertible into Common units on or after February 10, 2026, have a fixed and certain impact on our cash flow, and therefore are excluded from AFFO. We believe this improves the comparability of the Company with other real estate operators.

●	Common shares fully diluted. In accordance with GAAP, common shares used to calculate earnings per share are presented on a weighted average basis. Common shares on a fully diluted basis includes shares of common stock, Common units, and unvested shares of restricted stock outstanding at the end of the period on a share equivalent basis, because all shares are participating securities and thus share in the performance of the Company. The conversion of Series A preferred units is excluded from the calculation of common shares fully diluted as they are not participating securities, and therefore do not share in the performance of the Company and their impact on shares outstanding is uncertain.

The following table sets forth a reconciliation of net income (loss) to FFO, AFFO and net income (loss) available to common stockholders per share to AFFO per share, fully diluted, the most directly comparable GAAP equivalents, respectively, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands except per share amounts)	2026	2025	2026	2025
Net income (loss)	$(15,512)	$491	$(11,735)	$10,376
(Gain) loss on disposition of assets, net	12	531	(3,260)	(24,460)
Depreciation, depletion and amortization	900	938	2,715	3,241
Impairment of assets	12,043	1,000	12,794	17,821
FFO (1)	$(2,557)	$2,960	$514	$6,978

Stock-based compensation	468	515	1,370	1,562
Real estate related acquisition and due diligence costs	—	—	—	2
Distributions on Series A Preferred Units	—	(588)	(204)	(2,074)
AFFO (1)	$(2,089)	$2,887	$1,680	$6,468

AFFO per diluted weighted average share data:

AFFO weighted average common shares	43,494	44,320	43,821	46,084

Net income (loss) available to common stockholders of Farmland Partners Inc.	$(0.36)	$0.00	$(0.28)	$0.18
Income available to redeemable non-controlling interest and non-controlling interest in operating partnership	0.00	0.02	0.00	0.05
Depreciation, depletion and amortization	0.02	0.02	0.06	0.07
Impairment of assets	0.28	0.02	0.30	0.39
Stock-based compensation	0.01	0.01	0.03	0.03
(Gain) loss on disposition of assets, net	0.00	0.01	(0.07)	(0.53)
Distributions on Series A Preferred Units	0.00	(0.01)	0.00	(0.05)
AFFO per diluted weighted average share (1)	$(0.05)	$0.07	$0.04	$0.14

(1)	The nine months ended September 30, 2026 and 2025 included approximately $0.5 million and $1.0 million, respectively, of income as a result of a solar lease arrangement with a tenant.

The following table sets forth a reconciliation of AFFO share information to basic weighted average common shares outstanding, the most directly comparable GAAP equivalent, for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Basic weighted average shares outstanding	42,851	43,187	43,137	44,666
Weighted average OP units on an as-if-converted basis	293	749	328	1,026
Weighted average time-based unvested restricted stock	260	317	270	330
Weighted average performance-based unvested restricted stock	90	67	86	62
AFFO weighted average common shares	43,494	44,320	43,821	46,084

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

The following table sets forth a reconciliation of our net income to our EBITDAre and Adjusted EBITDAre for the periods indicated below (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(15,512)	$491	$(11,735)	$10,376
Interest expense	3,173	2,271	8,977	7,346
Income tax (benefit) expense	(11)	(8)	20	1
Depreciation, depletion and amortization	900	938	2,715	3,241
Impairment of assets	12,043	1,000	12,794	17,821
(Gain) loss on disposition of assets, net	12	531	(3,260)	(24,460)
EBITDAre (1)	$605	$5,223	$9,511	$14,325

Stock-based compensation	468	515	1,370	1,562
Real estate related acquisition and due diligence costs	—	—	—	2
Adjusted EBITDAre (1)	$1,073	$5,738	$10,881	$15,889

(1)	The nine months ended September 30, 2026 and 2025 included approximately $0.5 million and $1.0 million, respectively, of income as a result of a solar lease arrangement with a tenant.

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

At September 30, 2026, $83.1 million, or 34.7%, of our debt had variable interest rates. The Company had an interest rate swap agreement with Rabobank for $4.9 million. The agreement expired on March 1, 2026 (see “Note 10—Hedge Accounting”). Assuming no increase in the level of our variable rate debt spreads, if SOFR increased by 1.0%, our cash flow would decrease by approximately $0.8 million per year, and if SOFR decreased by 1.0%, our cash flow would increase approximately $0.8 million per year.

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

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of the end of the period covered by this report.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

For information regarding legal proceedings as of September 30, 2026, see Note 8 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors.

As of September 30, 2026, there were no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Share Repurchase Program

On March 15, 2017, our Board of Directors approved a program to repurchase up to $25.0 million in shares of our common stock. Repurchases under this program may be made from time to time, in amounts and prices as we deem appropriate. Repurchases may be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, subject to market conditions, applicable legal requirements, trading restrictions under our insider trading policy and other relevant factors. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund repurchases under the program using cash on our balance sheet. On August 1, 2018, our Board of Directors increased the authority under the share repurchase program to $38.5 million. On November 7, 2019, our Board of Directors approved an additional $50 million under the share repurchase program. On May 3, 2023, our Board of Directors approved a $75.0 million increase. On November 1, 2023, our Board of Directors approved a $40.0 million increase in the total authorization available under the program, increasing the total availability under the share repurchase program to approximately $85.0 million as of such date. As of September 30, 2026, we had $0.9 million of capacity remaining under the program.

Issuer Purchases of Equity Securities

Our purchases of equity securities during the three months ended September 30, 2026, including repurchases under the share repurchase program, are presented in the following table.

(in thousands except per share amounts)	Total Number of Common Shares Purchased ⁽¹⁾	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Share Repurchase Program
July 1, 2026 - July 31, 2026	—	$—	—	$—	—	$17,929
August 1, 2026 - August 31, 2026	758	9.91	—	—	758	10,404
September 1, 2026 - September 30, 2026	894	10.67	—	—	894	853
Total	1,652	$10.32	—	$—	1,652

⁽¹⁾  The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock awards held by our employees.

On October 27, 2026, our Board of Directors approved an additional $100.0 million under the share repurchase program. Subsequent to September 30, 2026, the Company has not repurchased any shares of common or preferred stock.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Farmland Partners Inc.

Date: October 29, 2026	/s/ Luca Fabbri
Luca Fabbri
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2026	/s/ Susan M. Landi
Susan M. Landi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)